Form 10-Q
period 1995-06-30
FINANCIAL INDUSTRIES CORP
filed 1995-08-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549




                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                                SECURITIES ACT OF 1934


          For the Quarterly Period Ended June 30, 1995
          Commission File Number 0-4690



                           FINANCIAL INDUSTRIES CORPORATION
                (Exact Name of Registrant as specified in its charter)


                  Texas                              74-2126975

          (State  of Incorporation)   (I.R.S. Employer Identification Number)


          The Austin Centre, 701 Brazos, 12th Floor
          Austin, Texas                                  78701
          (Address of principal executive offices)       (Zip Code)

          Registrant's telephone number, including area code (512) 404-5000




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES  X    NO

          Number of common shares outstanding ($1.00 par value) at end of period: 1,085,593







                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                        INDEX

                                                               Page No.



          Part I - Financial Information
          Consolidated Balance Sheets
               June 30, 1995 and December 31, 1994....................3-4

          Consolidated Statements of Income
               For the three and six month periods ended
               June 30, 1995 and 1994.................................5-7

          Consolidated Statements of Cash Flows
               For the three and six month periods ended
               June 30, 1995 and 1994.................................8-9

          Notes to Consolidated Financial Statements...................10

          Management's Discussion and Analysis of
               Financial Conditions and Results of Operations.......11-19

          Part II

          Other Information............................................20

          Signature Page...............................................21








          Item 1.   Financial Statements

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)

                                                       June 30,   Dec. 31,
                                                         1995       1994

                                                       Unaudited
          ASSETS

          Investments:

               Fixed maturities available for sale,
                at market value (amortized cost of
                $79,491 and $83,397, respectively)     $ 80,789  $ 77,468

               Equity securities, at market (cost
                approximately $11)                            4         4

               Policy loans                               1,425     1,231

               Short-term investments                    28,161    28,365

                    Total investments                   110,379   107,068

          Cash                                            2,341       933

          Investment in affiliate                        38,608    24,912

          Accrued investment income                       1,094     1,166

          Agent advances and other receivables            7,274     6,979

          Reinsurance receivables                         1,992     2,186

          Due and deferred premiums                       8,783     9,714

          Property and equipment, net                     7,454     4,057

          Deferred policy acquisition costs              34,542    29,975

          Present value of future profits of
               acquired business                         48,110    50,712

          Deferred financing cost                            53       389

          Other assets                                    6,843     6,286

          Separate account assets                         8,562     8,723

               Total assets                            $276,035  $253,100

                   (See Notes to Consolidated Financial Statements)






                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)

                                                       June 30,  Dec. 31,
                                                         1995      1994

                                                       Unaudited
          LIABILITIES & SHAREHOLDERS' EQUITY

          Liabilities:
           Policy liabilities and contractholder
            deposit funds:
               Future policy benefits payable          $ 56,252  $ 60,411
               Contractholder deposit funds              36,440    30,759
               Unearned premiums                            150       196
               Other policy claims & benefits payable     5,759     6,579
                                                         98,601    97,945

            Senior loans                                 10,947    17,060
            Subordinated notes payable to affiliate      60,985    60,759
            Deferred federal income taxes                11,001     7,010
            Other liabilities                            13,565     9,807
            Separate account liabilities                  8,562     8,723
               Total liabilities                        203,661   201,304


          Commitments and contingencies

          Shareholders' equity:
           Common stock, $1.00 par value,
            3,304,200 shares authorized;
            1,169,060 shares issued, 1,085,593
            shares outstanding in 1995 and 1994           1,169     1,169
          Additional paid-in capital                      7,225     7,225
          Net unrealized gain (loss) on investments in
           fixed maturities available for sale            2,294   (12,858)
          Net unrealized loss on equity securities           (2)       (1)
          Retained earnings                              62,110    56,683
                                                         72,796    52,218
          Common treasury stock, at cost, 83,467
           shares in 1995 and 1994                         (422)     (422)
               Total shareholders' Equity                72,374    51,796

               Total Liabilities and Shareholders'
                equity                                 $276,035  $253,100




                   (See Notes to Consolidated Financial Statements)






                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTH PERIOD
                           ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                   (in thousands of dollars, except per share data)

                                                        3 Months Ended
                                                           June 30,
                                                        1995      1994
          Revenues:
           Premiums                                    $12,052   $14,087
           Premiums ceded                                 (244)     (289)
               Net premiums                             11,808    13,798
           Net investment income                         1,875     1,455
           Earned insurance charges                      3,038     2,904
           Other                                           815       954
               Total Revenues                           17,536    19,111

          Benefits and expenses:
           Benefits and other expenses                   7,145     6,479
           Interest on insurance policies                  577       529
           Amortization of present value
           of future profits of acquired
           business                                      1,183     2,977
           Amortization of deferred policy
           acquisition costs                               962       679
           Operating expenses                            3,255     3,974
           Interest expense                              1,184     1,174
          Total benefits and expenses                   14,306    15,812

          Income before federal income
           taxes and equity in net earnings of
           affiliate                                     3,230     3,299

          Provision for federal income taxes               951       823
          Income before  equity in net earnings
           of affiliate                                  2,279     2,476

          Equity in net earnings of affiliate, net
           of tax                                          488       212

          Net income                                   $ 2,767   $ 2,688

          Per Share Data:
           Common stock and common stock equivalents     1,105     1,107

           Net income per share available to common
            shareholders                               $  2.50   $  2.43


                   (See Notes to Consolidated Financial Statements)





                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE SIX MONTH PERIOD
                             ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                   (in thousands of dollars, except per share data)

                                                        6 Months Ended
                                                           June 30,
                                                        1995      1994
          Revenues:
           Premiums                                    $23,401   $27,230
           Premiums ceded                                 (460)     (563)
               Net premiums                             22,941    26,667
           Net investment income                         3,753     3,488
           Earned insurance charges                      5,266     4,710
           Other                                         1,626     1,661
               Total Revenues                           33,586    36,526

          Benefits and expenses:
           Benefits and other expenses                  12,810    11,485
           Interest on insurance policies                1,108     1,044
           Amortization of present value
           of future profits of acquired
           business                                      2,602     5,704
           Amortization of deferred policy
           acquisition costs                             1,752     1,350
           Operating expenses                            6,912     8,246
           Interest expense                              2,369     2,438
          Total benefits and expenses                   27,553    30,267

          Income before federal income
           taxes and equity in net earnings of
           affiliate                                     6,033     6,259

          Provision for federal income taxes             1,565     1,545

          Income before equity in net earnings
           of affiliate                                  4,468     4,714

          Equity in net earnings of affiliate, net
           of tax                                          959       796

          Net income                                   $ 5,427   $ 5,510

          Per Share Data:
           Common stock and common stock equivalents     1,105     1,107
           Net income per share available to common
            shareholders                               $  4.91   $  4.98





                (See Notes to Consolidated Financial Statement)





                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTH PERIOD
                             ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                              (in thousands of dollars)
                                                        3 Months Ended
                                                           June 30,
                                                        1995      1994

          CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                   $  2,767  $  2,688
          Adjustments to reconcile net income to net
           cash used in operating activities
          Amortization of present value of future
           profits                                        1,183     2,977
          Amortization of deferred policy acquisition
           costs                                            962       679
          Financing costs amortized                         195       178
          Loss on sale of equipment                         203       -0-
          Equity in undistributed earnings of
           affiliate                                    (12,475)     (941)
          Changes in assets and liabilities net of
           effects from purchase of insurance
           subsidiaries:
          Decrease in accrued  investment income           (221)     (529)
          Increase in agent advances and other
           receivables                                     (406)     (142)
          Decrease (Increase) in due and deferred
           premiums                                         866    (1,290)
          Increase in deferred policy acquisition
           costs                                         (3,541)   (2,370)
          (Increase) decrease in other assets               304    (1,442)
          Increase (decrease) in policy liabilities
           and accruals                                     374      (381)
          Increase (Decrease) in other liabilities        1,977    (1,728)
          Increase in policy loans                          (86)      (59)
          Increase in deferred federal income taxes       4,111       472
          Other, net                                      1,259     1,104
          Net Cash used in operating
           activities                                    (2,528)     (784)
          Investments purchased                             -0-    (5,900)
          Proceeds from sale and maturities of
           investments                                    9,195     2,435
          Net change in short-term investments            1,454     9,953
          Retirement of equipment                        (5,702)      -0-
          Purchase of equipment                           2,102       -0-
          Net cash provided by investing
           activities                                     7,049     6,488
          Issuance of subordianted notes payable to
           affiliate                                        226       201
          Repayment of debt                              (4,150)   (5,696)
          Net cash used in financing activities          (3,924)   (5,495)
          Net increase in cash                              597       209

          Cash, beginning of period                       1,744     1,499
          Cash, end of period                          $  2,341  $  1,708

                   (See Notes to Consolidated Financial Statements)






                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTH PERIOD
                             ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                              (in thousands of dollars)
                                                        6 Months Ended
                                                           June 30,
                                                        1995      1994
          CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                   $  5,427  $  5,510
          Adjustments to reconcile net income to net
           cash provided by (used in) operating
           activities:
          Amortization of present value of future
           profits                                        2,602     5,704
          Amortization of deferred policy acquisition
           costs                                          1,752     1,350
          Financing costs amortized                         336       321
          Loss on sale of equipment                         203       -0-
          Equity in undistributed earnings of
           affiliate                                    (13,696)   (2,285)
          Changes in assets and liabilities net of
           effects from purchase of insurance
           subsidiaries:
          Decrease(Increase) in accrued  investment
           income                                            72      (221)
          (Increase) decrease in agent advances and
           other receivables                               (295)      405
          Decrease (Increase) in due and deferred
           premiums                                         931    (1,629)
          Increase in deferred policy acquisition
           costs                                         (6,319)   (4,814)
          Increase in other assets                         (363)   (2,213)
          Increase in policy liabilities
           and accruals                                     656       978
          Decrease (Increase) in other liabilities        3,758    (2,636)
          Increase in policy loans                         (194)     (131)
          Increase (decrease) in deferred federal
           income taxes                                   3,991    (1,306)
          Other, net                                         (9)    2,871
          Net Cash provided by (used in) operating
           activities                                    (1,148)    1,904
          Investments purchased                             -0-    (6,869)
          Proceeds from sale and maturities of
           investments                                   11,839     2,625
          Net change in short-term investments              204     9,175
          Retirement of equipment                        (5,702)      -0-
          Purchase of equipment                           2,102       -0-
          Net cash provided by investing activities       8,443     4,931
          Issuance of subordianted notes payable to
           affiliate                                        226       201
          Repayment of debt                              (6,113)   (7,846)
          Net cash used in financing activities          (5,887)   (7,645)
          Net increase (decrease) in cash                 1,408      (810)
          Cash, beginning of period                         933     2,518
          Cash, end of period                          $  2,341  $  1,708
                   (See Notes to Consolidated Financial Statements)






                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1994 previously filed with the Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

          The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment of FIC in InterContinental Life Corporation ("ILCO") is presented using the equity method. All significant intercompany items and transactions have been eliminated.




          Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


          For  the six-month period ended  June 30, 1995,  FIC's net income was $5,427,000 ($4.91 per common share), as compared to $5,510,000 ($4.98 per common share) for the six-month period ended June 30, 1994.

          The decline in long-term interest rates during the first six months of 1995, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of June 30, 1995, the market value of the fixed maturities available for sale segment was $80.8 million as compared to a carrying value of $79.5 million, or an unrealized gain $1.3 million. There is no assurance that this unrealized gain may be realized in the future.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          The consolidated balance sheets at June 30, 1995 include Separate Account assets of Family Life Insurance Company ("Family Life") in the amount of $8.6 million. The Separate Account is maintained by Family Life, which was acquired by FIC on June 12, 1991. Under the provisions of the purchase agreement between FIC and Merrill Lynch Insurance Group, Inc., certain life insurance companies affiliated with Merrill Lynch agreed to assume (on an assumption reinsurance basis) the variable annuity contracts related to such Separate Account assets. The transfer of these assets, in accordance with the provisions of the reinsurance agreement, is subject to certain regulatory approvals. Such regulatory approvals have been obtained in a number of jurisdictions, and the assumption of the business has been completed in those states. However, the Company has not obtained a definitive date from Merrill Lynch as to when the remaining regulatory approvals will be obtained, so as to enable Family Life to complete the transfer of the balance of the Separate Account assets.


              Equity in Net Income of InterContinental Life Corporation

          General

          Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in InterContinental Life Corporation ("ILCO"). The Company's equity in the net earnings, net of federal income tax, of ILCO, was $959,000 for the six-month period ended June 30, 1995, as compared to $796,000 for the similar period in 1994.

          FIC currently owns 1,795,146 shares of ILCO's common stock, and holds options to acquire an additional 1,702,155 shares. The options were granted under an Option Agreement between FIC and ILCO which was entered into in March, 1986. In addition, Family Life, a subsidiary of FIC, currently owns 171,200 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 1,966,346 shares (approximately 48%) of ILCO's common stock. If all of FIC's rights under the Option Agreement were to be presently exercised, FIC's ownership would amount to approximately 63% of the issued and outstanding shares of ILCO's common stock.

          The fixed maturities available for sale portion of ILCO's investment assets at June 30, 1995 was $474.1 million. The amortized cost of the fixed maturities available for sale segment as of June 30, 1995 was $469.1 million, representing a net unrealized gain of $5.0 million. This unrealized gains principally reflects changes in interest rates from the date the respective investments were purchased. Since FIC owns approximately 48% of the common stock of ILCO, such unrealized gains, net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of increasing the reported value of such equity interest by approximately $1.6 million.

          ILCO's net income for the six-month period ended June 30, 1995, as compared to the same period in 1994, was affected by an increase in interest expense. Interest expense was $3.1 million for the first six months of 1995, as compared to $2.5 million for the same period in 1994. The increase is attributable to an increase in the average rate of interest paid on ILCO's senior loans - 8.77% for the 1995 period, as compared to 6.30% for the 1994 period.

          ILCO's  results  for the  first six  months  of 1995  include the operations of Investors Life Insurance Company of Indiana (formerly Meridian Life Insurance Company) for the period from February 14, 1995 to June 30, 1995. Investors Life Insurance Company of Indiana ("Investors-IN") was purchased by ILCO and Investors Life Insurance Company of North America ("Investors-
          NA") for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995.


          Liquidity and Capital Resources of ILCO

          ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries - InterContinental Life Insurance Company ("ILIC") and, since February, 1995, Investors-IN. ILCO's primary source of funds consists of payments under the Surplus Debentures from Investors-NA.

          The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies. As of December 31, 1994, the unpaid principal of ILCO's Senior Loan was $66.6 million. On January 2, 1995, ILCO made a scheduled payment of $4.5 million under its Senior Loan. In connection with the acquisition of Investors-IN in February, 1995, ILCO borrowed an additional $15 million under its Senior Loan to help finance the purchase. On April 3, 1995, a principal payment in the amount of $13.2 million was made, which prepaid the Senior Loan until October 1, 1995. As a result, the Senior Loan had a principal balance at June 30, 1995 of $63.9 million.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. One of the surplus debentures, in the original amount of $15 million, was issued in connection with the 1986 acquisition of Standard Life by ILCO; the other, in the original amount of $140 million was issued in connection with the 1988 acquisition by ILCO of the Investors Life Companies. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of June 30, 1995, the outstanding principal balance of the surplus debentures was $7.5 million and $66.3 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debentures. As of June 30, 1995, the statutory capital and surplus of Investors-NA was $58.8 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

          ILCO's ability to pay dividends to its shareholders is affected, in part, by receipt of dividends from its insurance subsidiaries. Under current Washington law, any proposed payment of a dividend or distribution by the Company's insurance subsidiaries which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is called an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner.

          In July, 1993, Washington amended its insurance code to retain the "greater of" standard for dividends but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Investors-NA does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the surplus debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the surplus debentures in the amounts necessary to enable ILCO to service its Senior Loan for the foreseeable future.

          Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN currently has earned surplus.

          The Form 10-Q of ILCO for each of the quarters ended June 30, 1995 and June 30, 1994, sets forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                                Results of Operations


          For the three-month period ended June 30, 1995, the Company's income from operations before Federal income taxes and before equity in net earnings of affiliate, was $3,230,000 on revenues of $17,536,000, as compared to $3,299,000, on revenues of $19,111,000 for the same period in 1994.

          Premium income, net of reinsurance, for the second quarter of 1995 was $11.8 million, as compared to $13.8 million in the same period in 1994.

          Operating expenses were $3.3 million in the three-month period ended June 30, 1995, as compared to $4.0 million in the same period in 1994.


                           Liquidity and Capital Resources

          FIC is a holding company whose principal assets consist of the common stock of Family Life Insurance Company and its equity ownership in InterContinental Life Corporation ("ILCO"). FIC's primary sources of capital consists of cash flow from operations of its subsidiaries and the proceeds from bank and institutional borrowings.

          The  cash  requirements  of  FIC  and  its  subsidiaries  consist primarily of its service of the indebtedness created in connection with its ownership of Family Life Insurance Company. As of June 30, 1995 the outstanding balance of such indebtedness was: (i) $10.9 million on the Senior Loan granted by a group of
          banks  and  (ii) $61.0        million  on the  Subordinated Notes
          granted by Investors-NA.

          The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life, pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1995, the statutory capital and surplus of Family Life was $25.6 million, an amount substantially in excess of the surplus floor. As of June 30, 1995, the principal balance of the Surplus Debenture was $54.7 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policy holders, investment income and the proceeds from the sale and redemption of portfolio investments.

          Effective July 25, 1993, Washington amended its insurance code to retain the "greater of" standard for dividends but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Family Life to make principal and interest payments under the Surplus Debenture is not affected. The Company does not anticipate that Family Life will have any difficulty in making principal and interest payments on the Surplus Debenture in the amounts necessary to enable Family Life Corporation to service its indebtedness for the foreseeable future.

          The sources of funds for Family Life consist of premium payments from policy holders, investment income and the proceeds from the sale and redemption of portfolio investments. These funds are applied primarily to provide for the payment of claims under insurance and annuity policies, operating expenses, taxes, investments in portfolio securities, shareholder dividends and payments under the provisions of the Surplus Debenture.

          FIC's net cash flow provided by (used in) operating activities was $(1.1) million in the six-month period ended June 30, 1995, as compared to $1.9 million for the corresponding period of 1994. Net cash flow used in financing activities was $5.9 million for the six-month period ended June 30, 1995, as compared to $7.6 million for the corresponding period of 1994.

          In connection with the purchase of the Investors Life Companies by ILCO, the purchase of Investors-IN by ILCO and Investors-NA and the purchase of Family Life Insurance Company by a wholly-owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan, the repayment of the ILCO Subordinated Loans and the indebtedness created in connection with the acquisition of Investors-IN, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to ILCO's senior loan, with an outstanding balance at June 30, 1995 of $63.9 million.

          The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July,
          1993) relate to: (i) the Senior Loan of Family Life Corporation to a bank group, with a balance of $10.9 million at June 30,
          1995, (ii) the $22.5 million note issued by Family Life Corporation to Investors Life Insurance Company of North America, and (iii) the $34.5 million loaned by Investors-NA to two subsidiaries of FIC.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

          There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                     Investments

          As of June 30, 1995, the Company's invested assets totaled $110.4 million, as compared to $107.1 million as of December 31, 1994.

          The level of short-term investments at June 30, 1995 was $28.2 million, as compared to $28.4 million as of December 31, 1994. The fixed maturities available for sale portion represents $80.8 million of invested assets at June 30, 1995, as compared to $77.5 million at December 31, 1994. The amortized cost of fixed maturities available for sale as of June 30, 1995 was $79.5 million representing a net unrealized gain of approximately $1.3 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. There is no assurance that this unrealized gain may be realized in the future. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

          The assets held by Family Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short-to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade."

          The Company's fixed maturities portfolio, as of June 30, 1995, consisted solely of fixed maturities investments which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality). As of December 31, 1994, approximately 96.3% of the fixed maturities portfolio consisted of investments with an NAIC rating of "1" and the remaining portion were designated with an NAIC rating of "2" (high quality).

          Management  believes that  the absence  of "high-yield"  or "non-
          investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


          Part III.      Other Information

          Item 1.  Legal Proceedings

          The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact upon the financial statements.


          Item 2.  Changes in Securities

                   None


          Item 3.  Defaults Upon Senior Securities

                   None


          Item 4.  Submission of Matters to a Vote of Security Holders

                   None


          Item 5.  Other Information

                   None


          Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits


          Form 10-K Annual Report of Registrant for the year ended December 31, 1994 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

               (b) Reports on Form 8-K:

                   None






                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES



                                      SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FINANCIAL INDUSTRIES CORPORATION



                                        /s/ James M. Grace
                                        James M. Grace
                                        Treasurer



          Date:     August 11, 1995