Form 10-Q
period 1995-09-30
FINANCIAL INDUSTRIES CORP
filed 1995-11-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549




                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                                SECURITIES ACT OF 1934


          For the Quarterly Period Ended September 30, 1995
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


                                       INDEX

                                                               Page No.



          Part I - Financial Information

          Consolidated Balance Sheets
               September 30, 1995 and December 31, 1994...............

          Consolidated Statements of Income
               For the three and nine month periods ended
               September 30, 1995 and 1994............................

          Consolidated Statements of Cash Flows
               For the three and nine month periods ended
               September 30, 1995 and 1994............................

          Notes to Consolidated Financial Statements..................

          Management's Discussion and Analysis of
               Financial Conditions and Results of Operations.........

          Part II

          Other Information...........................................

          Signature Page..............................................



        Item 1.    Financial Statements



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)

                                                       Sept.30,   Dec. 31,
                                                         1995       1994

                                                      Unaudited
       ASSETS
       Investments:

               Fixed maturities available for sale,
                at market value (amortized cost of
                $79,210 and $83,397, respectively)     $ 80,699  $ 77,468

               Equity securities, at market (cost
                approximately $11)                            4         4

               Policy loans                               1,606     1,231

               Short-term investments                    28,368    28,365

                    Total investments                   110,677   107,068

          Cash                                            1,828       933

          Investment in affiliate                        39,921    24,912

          Accrued investment income                         780     1,166

          Agent advances and other receivables            7,490     6,979

          Reinsurance receivables                         1,758     2,186

          Due and deferred premiums                       9,469     9,714

          Property and equipment, net                     7,453     4,057

          Deferred policy acquisition costs              36,002    29,975

          Present value of future profits of
               acquired business                         46,600    50,712

          Deferred financing costs                          194       389

          Other assets                                    7,372     6,286

          Separate account assets                         8,372     8,723

               Total assets                            $277,916  $253,100

                   (See Notes to Consolidated Financial Statements)





                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)

                                                       Sept.30,  Dec. 31,
                                                         1995      1994

                                                       Unaudited
          LIABILITIES & SHAREHOLDERS' EQUITY

          Liabilities:
           Policy liabilities and contractholder
            deposit funds:
               Future policy benefits payable          $ 56,313  $ 60,411
               Contractholder deposit funds              38,442    30,759
               Unearned premiums                            136       196
               Other policy claims & benefits payable     5,008     6,579
                                                         99,899    97,945

            Senior loans                                  8,856    17,060
            Subordinated notes payable to affiliate      60,985    60,759
            Deferred federal income taxes                 8,329     7,010
            Other liabilities                            16,308     9,807
            Separate account liabilities                  8,372     8,723
               Total liabilities                        202,749   201,304


          Commitments and contingencies

          Shareholders' equity:
           Common stock, $1.00 par value,
            3,304,200 shares authorized;
            1,169,060 shares issued, 1,085,593
            shares outstanding in 1995 and 1994           1,169     1,169
          Additional paid-in capital                      7,225     7,225
          Net unrealized gain (loss) on investments in
           fixed maturities available for sale            2,729   (12,858)
          Net unrealized loss on equity securities           (1)       (1)
          Retained earnings                              64,467    56,683
                                                         75,589    52,218
          Common treasury stock, at cost, 83,467
           shares in 1995 and 1994                         (422)     (422)
               Total shareholders' equity                75,167    51,796

               Total liabilities and shareholders'
                equity                                 $277,916  $253,100



                   (See Notes to Consolidated Financial Statements)




                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTH PERIOD
                         ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                   (in thousands of dollars, except per share data)

                                                        3 Months Ended
                                                         September 30,
                                                        1995      1994
          Revenues:
           Premiums                                    $11,853   $12,104
           Premiums ceded                                 (228)     (282)
               Net premiums                             11,625    11,822
           Net investment income                         1,929     1,758
           Earned insurance charges                      1,731     1,786
           Other                                           803       802
               Total revenues                           16,088    16,168

          Benefits and expenses:
           Benefits and other expenses                   5,420     4,437
           Interest on insurance policies                  510       442
           Amortization of present value
           of future profits of acquired
           business                                      1,510     3,167
           Amortization of deferred policy
           acquisition costs                               958       769
           Operating expenses                            4,075     3,466
           Interest expense                              1,197     1,223
                Total benefits and expenses             13,670    13,504

          Income before federal income
           taxes and equity in net earnings of
           affiliate                                     2,418     2,664

          Provision for federal income taxes               495       712

          Income before  equity in net earnings
           of affiliate                                  1,923     1,952

          Equity in net earnings of affiliate, net
           of tax                                          435       318

          Net income                                   $ 2,358   $ 2,270

          Per Share Data:
           Common stock and common stock equivalents     1,109     1,107

           Net income per share available to common
            shareholders                               $  2.13   $  2.05


                   (See Notes to Consolidated Financial Statements)






                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE NINE MONTH PERIOD
                          ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                   (in thousands of dollars, except per share data)

                                                        9 Months Ended
                                                         September 30,
                                                        1995      1994
          Revenues:
           Premiums                                    $33,704   $38,831
           Premiums ceded                                 (688)     (845)
               Net premiums                             33,016    37,986
           Net investment income                         5,682     5,247
           Earned insurance charges                      5,396     5,555
           Other                                         2,429     2,462
               Total revenues                           46,523    51,250

          Benefits and expenses:
           Benefits and other expenses                  15,264    14,708
           Interest on insurance policies                1,433     1,256
           Amortization of present value
           of future profits of acquired
           business                                      4,112     8,871
           Amortization of deferred policy
           acquisition costs                             2,710     2,119
           Operating expenses                           10,987    11,712
           Interest expense                              3,566     3,661
               Total benefits and expenses              38,072    42,327

          Income before federal income
           taxes and equity in net earnings of
           affiliate                                     8,451     8,923

          Provision for federal income taxes             2,061     2,257

          Income before equity in net earnings
           of affiliate                                  6,390     6,666

          Equity in net earnings of affiliate, net
           of tax                                        1,394     1,114

          Net income                                   $ 7,784   $ 7,780

          Per Share Data:
           Common stock and common stock equivalents     1,108     1,107
           Net income per share available to common
            shareholders                               $  7.03   $  7.03




                   (See Notes to Consolidated Financial Statements)






                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTH PERIOD
                          ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                              (in thousands of dollars)
                                                        3 Months Ended
                                                         September 30,
                                                        1995      1994
          CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                   $  2,358  $  2,270
          Adjustments to reconcile net income to net
           cash used in operating activities
          Amortization of present value of future
           profits                                        1,510     3,167
          Amortization of deferred policy acquisition
           costs                                            958       769
          Financing costs amortized                        (141)      199
          Equity in undistributed earnings of
           affiliate                                     (1,183)     (966)
          Changes in assets and liabilities net of
           effects from purchase of insurance
           subsidiaries:
          Decrease in accrued  investment income            314       507
          Decrease (increase) in agent advances and
           other receivables                                212    (1,909)
          (Increase) decrease in due and deferred
           premiums                                        (686)      178
          Increase in deferred policy acquisition
           costs                                         (2,418)   (2,339)
          (Increase) decrease in other assets              (723)      649
          Increase (decrease) in policy liabilities
           and accruals                                   1,298      (464)
          Increase (Decrease) in other liabilities        2,743       (78)
          Increase in policy loans                         (181)     (125)
          Decrease in deferred federal income taxes      (2,672)   (1,138)
          Other, net                                         (4)      783
          Net cash provided by operating activities       1,385     1,503
          Cash Flows From Investing Activities
          Investments purchased                             -0-    (3,444)
          Proceeds from sale and maturities of
           investments                                      399       921
          Net change in short-term investments             (207)    2,579
          Retirement of equipment                             1       -0-
          Net cash provided by investing activities         193        56
          Cash Flows From Financing Activities
          Repayment of debt                              (2,091)   (1,963)
          Net cash used in financing activities          (2,091)   (1,963)
          Net decrease in cash                             (513)     (404)

          Cash, beginning of period                       2,341     1,708
          Cash, end of period                          $  1,828  $  1,304



                   (See Notes to Consolidated Financial Statements)






                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLDIATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTH PERIOD
                          ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                              (in thousands of dollars)
                                                        9 Months Ended
                                                         September 30,
                                                        1995      1994
          CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                   $  7,784  $  7,780
          Adjustments to reconcile net income to net
           cash provided by (used in) operating
           activities:
          Amortization of present value of future
           profits                                        4,112     8,871
          Amortization of deferred policy acquisition
           costs                                          2,710     2,119
          Financing costs amortized                         195       520
          Loss on sale of equipment                         -0-       119
          Equity in undistributed earnings of
           affiliate                                     (3,642)   (3,251)
          Changes in assets and liabilities net of
           effects from purchase of insurance
           subsidiaries:
          Decrease in accrued  investment income            386       286
          Increase in agent advances and                    (83)   (1,504)
           other receivables
          Decrease (Increase) in due and deferred           245    (1,451)
           premiums
          Increase in deferred policy acquisition        (8,737)   (7,153)
           costs                                         (1,086)   (1,564)
          Increase in other assets                        1,954       514
          Increase in policy liabilities and accruals     6,501    (2,714)
          Increase (decrease) in other liabilities
          Increase in policy loans                         (375)     (256)
          Increase (decrease) in deferred federal
           income taxes                                   1,319    (2,444)
          Other, net                                        (12)    3,535
          Net cash provided by operating activities      11,271     3,407
          Cash Flows From Investing Activities
          Investments purchased                             -0-   (10,313)
          Proceeds from sale and maturities of
           investments                                    1,001     3,546
          Net change in short-term investments               (3)   11,754
          Purchase of equipment, net                     (3,396)      -0-
          Net cash provided by investing activities      (2,398)    4,987
          Cash Flows From Financing Activities
          Issuance of subordianted notes payable to
           affiliate                                        226       201
          Repayment of debt                              (8,204)   (9,809)
          Net cash used in financing activities          (7,978)   (9,608)
          Net increase (decrease) in cash                   895    (1,214)
          Cash, beginning of period                         933     2,518
          Cash, end of period                          $  1,828  $  1,304

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





          Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

          For the nine-month period ended September 30, 1995, FIC's net income was $7,784,000 ($7.03 per common share), as compared to $7,780,000 ($7.03 per common share) for the nine-month period ended September 30, 1994.

          The decline in long-term interest rates during the first nine months of 1995, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of September 30, 1995, the market value of the fixed maturities available for sale segment was $80.7 million as compared to a carrying value of $79.2 million, or an unrealized gain $1.5 million. There is no assurance that this unrealized gain may be realized in the future.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          The consolidated balance sheets at September 30, 1995 include Separate Account assets of Family Life Insurance Company ("Family Life") in the amount of $8.4 million. The Separate Account is maintained by Family Life, which was acquired by FIC on June 12, 1991. Under the provisions of the purchase agreement between FIC and Merrill Lynch Insurance Group, Inc., certain life insurance companies affiliated with Merrill Lynch agreed to assume (on an assumption reinsurance basis) the variable annuity contracts related to such Separate Account assets. The transfer of these assets, in accordance with the provisions of the reinsurance agreement, is subject to certain regulatory approvals. Such regulatory approvals have been obtained in a number of jurisdictions, and the assumption of the business has been completed in those states. However, the Company has not obtained a definitive date from Merrill Lynch as to when the remaining regulatory approvals will be obtained, so as to enable Family Life to complete the transfer of the balance of the Separate Account assets.


              Equity in Net Income of InterContinental Life Corporation

          General:

          Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in InterContinental Life Corporation ("ILCO"). The Company's equity in the net earnings, net of federal income tax, of ILCO, was $1,394,000 for the nine-month period ended September 30, 1995, as compared to $1,114,000 for the similar period in 1994.

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

          The fixed maturities available for sale portion of ILCO's investment assets at September 30, 1995 was $469.4 million. The amortized cost of the fixed maturities available for sale segment as of September 30, 1995 was $463.3 million, representing a net unrealized gain of $6.1 million. This unrealized gains principally reflects changes in interest rates from the date the respective investments were purchased. Since FIC owns approximately 48% of the common stock of ILCO, such unrealized gains, net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of increasing the reported value of such equity interest by approximately $2.9 million.

          ILCO's net income for the nine-month period ended September 30, 1995, as compared to the same period in 1994, was affected by an increase in interest expense. Interest expense was $4.6 million for the first nine months of 1995, as compared to $3.8 million for the same period in 1994. The increase is attributable to an increase in the average rate of interest paid on ILCO's senior loans - 8.72% for the 1995 period, as compared to 6.56% for the 1994 period.

          ILCO's  results for  the first  nine months  of 1995  include the operations of Investors Life Insurance Company of Indiana (formerly Meridian Life Insurance Company) for the period from February 14, 1995 to September 30, 1995. Investors Life Insurance Company of Indiana ("Investors-IN") was purchased by ILCO and Investors Life Insurance Company of North America ("Investors-NA") for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995.


          Liquidity and Capital Resources of ILCO:

          ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries - InterContinental Life Insurance Company ("ILIC") and, since February, 1995, Investors-IN. ILCO's primary source of funds consists of payments under the Surplus Debentures from Investors-NA.

          The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies. As of December 31, 1994, the unpaid principal of ILCO's Senior Loan was $66.6 million. On January 2, 1995, ILCO made a scheduled payment of $4.5 million under its Senior Loan. In connection with the acquisition of Investors-IN in February, 1995, ILCO borrowed an additional $15 million under its Senior Loan to help finance the purchase. On April 3, 1995, a principal payment in the amount of $13.2 million was made, which prepaid the Senior Loan until October 1, 1995. As a result, the Senior Loan had a principal balance at September 30, 1995 of $63.9 million.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. One of the surplus debentures, in the original amount of $15 million, was issued in connection with the 1986 acquisition of Standard Life by ILCO; the other, in the original amount of $140 million was issued in connection with the 1988 acquisition by ILCO of the Investors Life Companies. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of September 30, 1995, the outstanding principal balance of the surplus debentures was $7.2 million and $64.3 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debentures. As of September 30, 1995, the statutory capital and surplus of Investors-NA was $60.0 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

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

          The Form 10-Q of ILCO for each of the quarters ended September 30, 1995 and September 30, 1994, sets forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                                Results of Operations


          For the three-month period ended September 30, 1995, the Company's income from operations before Federal income taxes and before equity in net earnings of affiliate, was $2,418,000 on revenues of $16,088,000, as compared to $2,664,000, on revenues of $16,168,000 for the same period in 1994.

          Premium income, net of reinsurance, for the third quarter of 1995 was $11.6 million, as compared to $11.8 million in the same period in 1994.

          Operating expenses were $4.1 million in the three-month period ended September 30, 1995, as compared to $3.5 million in the same period in 1994.


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

          The  cash  requirements  of  FIC  and  its  subsidiaries  consist primarily of its service of the indebtedness created in connection with its ownership of Family Life Insurance Company. As of September 30, 1995 the outstanding balance of such indebtedness was: (i) $8.9 million on the Senior Loan granted by a group of banks and (ii) $61.0 million on the Subordinated Notes granted by Investors-NA.

          The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1995, the statutory capital and surplus of Family Life was $ 25.6 million, an amount substantially in excess of the surplus floor. As of September 30, 1995, the principal balance of the Surplus Debenture was $52.4 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policy holders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

          FIC's net cash flow provided by (used in) operating activities was $11.3 million in the nine-month period ended September 30, 1995, as compared to $3.4 million for the corresponding period of 1994. Net cash flow used in financing activities was $(8.0) million for the nine-month period ended September 30, 1995, as compared to $(9.6) million for the corresponding period of 1994.

          In connection with the purchase of the Investors Life Companies by ILCO, the purchase of Investors-IN by ILCO and Investors-NA and the purchase of Family Life Insurance Company by a wholly-owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan, the repayment of the ILCO Subordinated Loans and the indebtedness created in connection with the acquisition of Investors-IN, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to ILCO's senior loan, with an outstanding balance at September 30, 1995 of $63.9 million.

          The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July,
          1993) relate to: (i) the Senior Loan of Family Life Corporation to a bank group, with a balance of $8.9 million at September 30, 1995, (ii) the $22.5 million note issued by Family Life Corporation to Investors Life Insurance Company of North America, and (iii) the $34.5 million loaned by Investors-NA to two subsidiaries of FIC.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

          There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                     Investments

          As of September 30, 1995, the Company's invested assets totaled $110.7 million, as compared to $107.1 million as of December 31, 1994.

          The level of short-term investments at September 30, 1995 remained unchanged at the $28.4 million level which existed as of December 31, 1994. The fixed maturities available for sale portion represents $80.7 million of invested assets at September 30, 1995, as compared to $77.5 million at December 31, 1994. The amortized cost of fixed maturities available for sale as of September 30, 1995 was $79.2 million representing a net unrealized gain of approximately $1.5 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. There is no assurance that this unrealized gain may be realized in the future. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

          The Company's fixed maturities portfolio, as of September 30, 1995, consisted solely of fixed maturities investments which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality). As of December 31, 1994, approximately 96.3% of the fixed maturities portfolio consisted of investments with an NAIC rating of "1" and the remaining portion were designated with an NAIC rating of "2" (high quality).

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



          Date:     November 13, 1995