Form 10-K
period 1995-12-31
FINANCIAL INDUSTRIES CORP
filed 1996-03-29
CIK 35733

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K


          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1995

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from              to

          Commission File
          Number 0-4690

                          FINANCIAL INDUSTRIES CORPORATION
               (Exact name of registrant as specified in its charter)

                TEXAS                             74-2126975
          State of Incorporation             (I.R.S. Employer
                                             Identification number)

          701 Brazos, Suite 1400, Austin, Texas                     78701

          (Address of Principal Executive Offices)              (Zip Code)

                                   (512) 404-5050
                          (Registrant's Telephone Number)

          Securities Registered pursuant to Section 12(b) of the Act:  None

          Securities Registered pursuant to Section 12(g) of the Act:

                             Common Stock, $1 par value
                                  (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.  YES  X    NO

          The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 19, 1996, based on the closing sales price in The Nasdaq Small-Cap Market ($42.00 per share), was $28,244,412.

          The number of shares outstanding of Registrant's common stock on March 19, 1996 was 1,085,593.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          DOCUMENTS INCORPORATED BY REFERENCE:

               A. Reports on Form 10-K of InterContinental Life Corporation for the fiscal years ended December 31, 1995, 1994 and 1993 are hereby incorporated by reference.



                                        PART I

          Item 1. Business

          General

          Financial Industries Corporation ("FIC", the "Company" or the "Registrant") is a holding company primarily engaged in the life insurance business through its ownership of 100% of Family Life Insurance Company ("Family Life") and its 47% interest in InterContinental Life Corporation ("ILCO"). FIC also holds options to acquire additional shares, which, if exercised, would result in FIC owning approximately 62% of ILCO's outstanding shares.

          The Registrant was organized as an Ohio corporation in 1968 and was reincorporated in Texas in 1980. Its executive offices are located at 701 Brazos, Suite 1400, Austin, Texas 78701. Through 1984, FIC's principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. In 1985, FIC acquired control of ILCO.

          FIC, ILCO and their insurance subsidiaries have substantially identical managements, and a majority of the directors of FIC are also directors of ILCO and FIC's and ILCO's insurance subsidiaries. No non-management director of FIC or ILCO is a director of the other company. Officers allocate their time between FIC and ILCO in accordance with the comparative requirements of both companies and their subsidiaries. Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries, owns 34% of the outstanding shares of FIC's common stock.

          Acquisitions

          Strategy.
          The Company's strategy has been and continues to be to grow internally and through acquisitions, while maintaining an emphasis on cost controls. Management believes that, under appropriate circumstances, it is more advantageous to acquire companies with large books of in-force life insurance than to produce new business, because initial underwriting costs have already been incurred and mature business is generally less likely to terminate, making possible more predictable profit analysis. However, Family Life does continue to market those products that are profitable, as well as develop new products and streamline distribution channels. See "Agency Operations". It is also management's belief that the continuing consolidation in the life insurance industry presents attractive opportunities for the Company to acquire life insurance companies that complement or fit within the Company's existing marketing structure and product lines. The Company's objective is to improve the profitability of acquired businesses by consolidating and streamlining the administrative functions of these businesses, eliminating unprofitable products and distribution channels, applying its marketing expertise to the acquired company's markets and agents, and benefitting from economies of scale. FIC's ability to make future acquisitions will be dependent on its being able to obtain the necessary financing. In addition, since ILCO has the same acquisition strategy as FIC, a conflict of interest could arise in the future between FIC and ILCO with respect to acquisition opportunities.

          Acquisition of ILCO. In January 1985, FIC acquired 26.53% of ILCO's Common Stock. FIC and Family Life subsequently acquired additional shares of ILCO's Common Stock and as of March 20, 1996, FIC owned, directly and indirectly through Family Life, 47.03% of the outstanding shares of ILCO's Common Stock. FIC holds options to acquire up to 1,702,155 additional shares of ILCO's Common Stock. Giving effect to the exercise of those options, FIC would own, directly and indirectly through Family Life, 62.35% of the outstanding shares of ILCO's Common Stock. The exercise price of the options is equal to the average quoted market price of ILCO's common stock over the six month period immediately prior to exercise. In addition, in the event that any other party should seek to acquire, without the prior approval of ILCO's Board of Directors, securities aggregating five percent or more of the outstanding shares of ILCO, FIC would then have the right to acquire, under the same price formula, that number of shares of common stock which together with the shares then owned by FIC, would amount to 51% of the outstanding shares of ILCO. The consideration for the options was FIC's granting to ILCO a loan in the principal amount of $1,200,000, FIC's agreement to guarantee additional ILCO obligations totaling $4,000,000 and FIC's agreement to guarantee ILCO's lease obligation on its headquarters building upon demand. In addition, FIC guaranteed a $15,000,000 term loan of ILCO.

          Acquisition of Family Life. FIC acquired Family Life from Merrill Lynch Insurance Group, Inc. on June 12, 1991. The consideration for the purchase was $114 million consisting of a cash payment of $70 million and $44 million of subordinated promissory notes issued by subsidiaries of FIC to the seller and its affiliates. Family Life underwrites and sells mortgage protection life insurance to customers who are mortgage borrowers from financial institutions where Family Life has marketing relationships. Family Life distributes its insurance products primarily through a national career agency sales force. See "Acquisition of Family Life".

          ILCO's Acquisitions

          In November 1986, ILCO acquired Standard Life Insurance Company ("Standard Life"), headquartered in Jackson, Mississippi, for a gross purchase price of $54,500,000. A portion of the funds used by the new life insurance company formed by ILCO to make the acquisition ("New Standard") was the proceeds of a loan extended to the Company by a national bank in the principal amount of $15,000,000 (the "Standard Term Loan"). This sum was, in turn, loaned by ILCO to New Standard, and the loan was evidenced by a surplus debenture. New Standard was merged into Standard Life in June 1988.

          In December 1988, ILCO, through Standard Life, purchased Investors Life Insurance Company of California ("Investors-CA") and Investors Life Insurance Company of North America ("Investors-NA") from CIGNA Corporation for an adjusted purchase price of $136,000,000. ILCO obtained the funds used for the acquisition from: (a) a senior loan in the amount of $125,000,000 provided by six financial institutions, (b) a $10,000,000 subordinated loan provided by two insurance and financial service organizations and (c) the sale of $5,000,000 of Class A Preferred Stock to CIGNA and $15,000,000 of Class B Preferred Stock to the subordinated lenders. Approximately $15,000,000 of these funds were used to discharge the Standard Term Loan. The balance of these funds were loaned by ILCO to Standard Life. To evidence this indebtedness, Standard Life issued a $140,000,000 surplus debenture to ILCO. In connection with the subordinated debt and preferred stock financing, ILCO issued detachable warrants entitling the holders to purchase 1,107,480 shares of ILCO's Common Stock at $3.33 per share. In May 1990, the holders of the Class A and Class B Preferred Stock exchanged that stock for subordinated loans of a like amount. ILCO prepaid the subordinated debt and purchased the warrants in early 1993. See "The ILCO Refinancing."

          On February 14, 1995, ILCO, through Investors-NA, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million. After the acquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors-IN").

          Investors-IN is licensed in ten states and markets a variety of individual life and annuity products through independent agents.

          Business of Family Life Insurance Company

          Family Life, which was organized in the State of Washington in 1949, specializes in providing mortgage protection life, disability and accidental death insurance and annuity products to mortgage borrowers of financial institutions. Family Life has policies in force with customers of approximately 400 financial institutions, of which approximately 75 actively provide Family Life with regular updating of their lists of borrowers.

          Family Life's mortgage protection business consists of term and universal life insurance and disability insurance sold to borrowers of mortgage debt, designed to repay the mortgages of policyholders in the event of their death or disability. This business is sold to customers of client financial institutions, usually through a list of borrowers provided by the financial institution. These policies often list the lending financial institution as the primary beneficiary of the life insurance policy. An important feature of the Family Life product is the ability to bill and collect premiums through the policyholder's monthly mortgage payments.

          Family Life has annuity products and a variety of life insurance products, including decreasing term life insurance, universal life insurance, ten-year level term products, and a whole life insurance product.

          During 1995, 1994 and 1993, Family Life received premium income from sales of its annuity products and various lines of insurance as follows: $3.8 million, $1.5 million and $394,915, respectively, from annuity products, $51.5 million, $52.4 million and $60.1 million, respectively, from individual life, $1.2 million, $1.4 million and $1.6 million, respectively, from individual accident and health, $483,373, $609,132 and $757,563, respectively, from direct mail (group) life and $289,749, $424,429 and $562,845, respectively, from direct mail (group) accident and health.

          Family Life is licensed to sell mortgage protection products in 49 states and the District of Columbia. In 1995, premium income from these products was derived from all states in which Family Life is licensed, with significant amounts derived from California (23%), Texas (23%) and Illinois (5%).

          Family Life's primary distribution channel is its agency force of approximately 500 career agents (at December 31, 1995), who are organized into ten regions. Most of the career agents sell mortgage protection products exclusively for Family Life. Family Life's other distribution channel had been direct mail marketing. However, in 1992, Family Life discontinued solicitations of new direct mail business in order to concentrate more cost effectively on proven agent sold operations.

          The mortgage protection insurance business is very fragmented. Family Life believes that it is among the largest writers of agent sold mortgage protection insurance in the United States and the only nation-wide agent-sold life insurance company operating through leads from financial institutions. Many of Family Life's competitors are life insurance companies with more resources than Family Life and whose mortgage protection business represents only a small portion of their total business.

          Consolidation and Administration

          Family Life had approximately 270 employees at June 12, 1991. Following FIC's acquisition of Family Life, various personnel changes arising from a cost reduction program at Family Life resulted in a decline in the number of employees to approximately 140 as of December 31, 1991.

          Following the acquisition of Family Life by FIC, management integrated the sales, marketing, underwriting, accounting, contract and licensing, investments, personnel, data processing, home office support and other departments of Family Life and the life insurance subsidiaries of ILCO. Management believes this integration has resulted in cost savings for Family Life and ILCO's insurance subsidiaries. During 1992, ILCO's and FIC's insurance operations were centralized at their headquarters in Austin, Texas, with the exception of certain services performed in Seattle, Washington (some of the premium accounting services were moved to Seattle in the first quarter of 1993). Management believes that relocating administrative functions to Austin has reduced costs and improved the efficiency of the insurance companies' operations.

          At December 31, 1995, the number of employees within FIC and its subsidiaries, together with the employees of ILCO's insurance subsidiaries, was approximately 330.

          Business of InterContinental Life Corporation

          ILCO was incorporated in 1969 under the laws of New Jersey. Its executive office is located at 701 Brazos, Suite 1400, Austin, Texas 78701.

          Operations. ILCO has developed management techniques to reduce operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies, such as underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance, actuarial services and asset management. ILCO has selectively recruited personnel in sales, marketing and various administrative departments.

          ILCO's centralized management techniques resulted in significant employee reductions and expense savings in the three life insurance companies acquired by ILCO in 1986 and 1988. During 1995, the general insurance expenses of ILCO's insurance subsidiaries were $13,737,883, which represented an increase from 1994 primarily as the result of increased marketing expenses incurred by Investors-NA in 1995 and ILCO's acquisition of Investors-IN in early 1995. The general insurance expenses were $12,865,000 in 1994, $14,170,000 in 1993 and $18,182,000
          (including nonrecurring expenses of $2,423,200 incurred in connection with the relocation from Philadelphia to Austin) in 1992. The attainment of this level of cost reduction has contributed significantly to the achievement of the current level of profitability. Management is committed to maintaining the general insurance expenses of ILCO's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

          Principal Products. ILCO's insurance subsidiaries are engaged primarily in administering existing portfolios of individual and group life insurance and accident and health insurance policies and annuity products. Approximately 73.9% of the total collected premiums for 1995 were derived primarily from renewal premiums on insurance policies and annuity products sold by ILCO's insurance subsidiaries prior to their acquisition by ILCO.

          ILCO's insurance subsidiaries are also engaged in marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. These products are marketed through independent, non-exclusive general agents. In 1992, Standard Life discontinued its group insurance marketing and transferred its in-force group insurance to an unrelated insurance company.

          The products currently being distributed include several versions of universal life insurance and interest-sensitive whole life insurance. Under a whole life insurance policy, the policyholder pays a level premium over his or her expected lifetime. The policy combines life insurance protection with a savings plan that gradually increases in amount over a period of several years. The universal and interest-sensitive whole life insurance policies of ILCO's insurance subsidiaries provide permanent life insurance with adjustable rates of return based on current interest rates and mortality assumptions. The universal life insurance portfolio of ILCO's insurance subsidiaries consists primarily of flexible premium universal life insurance policies. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the date of payment and frequency of payments.

          Direct premiums received from all types of universal life products were $42.3 million in 1995, as compared to $42.1 million in 1994 and $46.8 million in 1993. In 1995, premium income from all life insurance products was derived from all states in which ILCO's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), California (9%) and New Jersey (8%).

          Until they discontinued sales of credit life and disability insurance in the fourth quarter of 1994, two of ILCO's insurance subsidiaries generally sold that insurance to consumers through lending and credit organizations. Such insurance was generally written on an individual or group basis to (i) persons financing the purchase of new automobiles in the State of New Jersey and
          (ii) persons obtaining loans from banks and finance companies in southeastern states. Most policies of this type were issued for a term of 48 months or less. Direct premiums received from credit life and accident insurance, prior to reinsurance, were $4.2 million in 1994 and $6.5 million in 1993.

          Two of ILCO's insurance subsidiaries receive premium income from health insurance policies. In 1995, premium income from all health insurance policies was $1.1 million, as compared to $1.4 million in 1994 and $1.9 million in 1993. Premium income from health insurance in 1995 was derived from all of the states in which those two insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (21%), New Jersey (21%), and California (9%).

          Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Capital Manager Trust ("PCM Fund"), a series fund which is managed by Putnam Investment Management, Inc. Prior to April, 1995, the underlying investment vehicle for the variable annuity contracts was the CIGNA Annuity Funds Group. A substitution of the PCM Fund for the CIGNA Funds was completed in April, 1995. The plan of substitution was approved by the Securities and Exchange Commission. Following such approval, the plan was submitted to policyholders for approval, which approval was obtained. During 1995, the premium income realized in connection with these variable annuity policies was $376,000, which was received from existing contract owners.

          Direct  deposits  from the  sale of  fixed  annuity products were
          $1,359,000   in  1995,  as compared  to  $1,296,000 in  1994  and
          $1,695,000 in 1993.

          The following table sets forth, for the three years ended December 31, 1995, the combined premium income and other considerations received by ILCO's insurance subsidiaries from sales of their various lines of insurance.


                                             Year Ended December 31,
          Type of Insurance                 1995      1994      1993
                                                  (in thousands)

          Individual:

          Life                           $16,426   $15,721   $16,196
          Accident & Health                1,218     1,435     1,504
            Total Individual Lines        17,644    17,156    17,700

          Group:

          Life                             2,594     2,226     3,195
          Accident & Health                    6       105       275
            Total Group Lines              2,600     2,331     3,470

          Credit:

          Life                              (222)    3,282     4,354
          Accident & Health                  240     2,296     2,468
            Total Credit Lines                18     5,578     6,822

          Total Premiums                  20,262    25,065    27,992
          Reinsurance Premiums ceded      (8,568)  (10,748)  (11,878)
            Total Net Premium             11,694    14,317    16,114

          Amount Received on
          Investment
          Type Contracts                  44,130    43,372    47,733

            Total Premiums and
            Deposits Received            $55,824   $57,689   $63,847


          Merger of Insurance Subsidiaries. Investors-NA redomesticated from Pennsylvania to Washington in December of 1992. Investors-CA merged into Investors-NA on December 31, 1992. Standard Life merged into Investors-NA on June 29, 1993. The mergers have achieved cost savings, such as reduced auditing expenses involved in auditing one combined company; the savings of expenses and time resulting from the combined company being examined by one state insurance department (Washington), rather than three (California, Pennsylvania and Mississippi); the reduction in the number of tax returns and other annual filings with 45 states; and smaller annual fees to do business and reduced retaliatory premium taxes in most states. Management believes that these reductions in expenses have further strengthened the financial condition of the combined company.

          Investment of Assets

          The assets held by Family Life and ILCO's life insurance subsidiaries must comply with applicable state insurance laws and regulations pertaining to life insurance companies. The investment portfolios of Family Life and ILCO's life insurance subsidiaries are tailored by their managements to reflect the nature of the insurance obligations, business needs, regulatory requirements and tax considerations relating to the underlying insurance business with respect to such assets. This is particularly the case with respect to interest-sensitive life insurance products, where the investment emphasis is to obtain a targeted margin of profit over the rate of interest credited to policyholders, while endeavoring to minimize the portfolio's exposure to changing interest rates. To reduce the exposure to such rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

          The investment objective of Family Life and ILCO's insurance subsidiaries emphasizes the selection of short to medium term, high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. At December 31, 1995, only 5.1% of ILCO's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 1.1% of ILCO's total assets at December 31, 1995. ILCO had investments in debt securities of affiliated corporations aggregating approximately $61.2 million as of December 31, 1995. Family Life does not have investments in mortgage loans, real estate, non-investment grade debt securities or affiliates' debt securities.

          The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $33,420,000 and $280,286,000, respectively, and mortgage-backed pass-through securities of $8,228,000 and $65,810,000, respectively, at December 31, 1995.
          Mortgage-backed pass-through securities, sequential CMO's, support bonds and z-accrual bonds, which comprised approximately 60% of the book value of FIC's mortgage-backed securities and 57.1% of the book value of ILCO's mortgage-backed securities at December 31, 1995, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At December 31, 1995, PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 40% of the book value of FIC's mortgage-backed securities and approximately 42.9% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 40.2% of the book value of FIC's mortgage-backed securities and approximately 34.4% of the book value of ILCO's mortgage-backed securities at December 31, 1995. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. FIC does not have any z-accrual bonds, and those bonds constituted only 3.6% of the book value of ILCO's mortgage-backed securities at December 31, 1995. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. FIC and ILCO do not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

          ILCO and FIC do not make new mortgage loans on commercial properties. Substantially all of ILCO's mortgage loans were made by its subsidiaries prior to their acquisition by ILCO. At December 31, 1995, 1.7% of the total book value of mortgage loans held by ILCO had defaulted as to principal or interest for more than 90 days, and none of ILCO's mortgage loans were in foreclosure. During 1995, none of ILCO's mortgage loans were converted to foreclosed real estate or were restructured while ILCO owned them. Family Life does not have any mortgage loans.

          Another key element of FIC's and ILCO's investment strategy is to avoid large exposure in other investment categories which management believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 2.2% of ILCO's invested assets and none of FIC's invested assets at December 31, 1995.

          FIC  and   ILCO  have  established  and   staffed  an  investment
          department, which manages portfolio investments and investment accounting functions for their life insurance subsidiaries.

          Agency Operations

          The products of FIC's and ILCO's insurance subsidiaries are marketed and sold through two divisions:

          A.   Investors Life Distribution System

          Investors Life Distribution System sells a wide range of life insurance products through an independent, non-exclusive general agent sales distribution system. The products sold are issued by subsidiary companies of ILCO.

          All marketing and sales for the Company are directed by the Executive Vice President of Marketing and Sales. The Vice President for Investors Sales directs Regional Vice Presidents who are responsible for the recruitment of general agents and managing general agents for individual insurance sales in the Investors Life Distribution System.

          B.   Family Life Distribution System

          This nationwide system sells Family Life's products through an exclusive agent force. This agent force sells mortgage protection insurance and annuity products. The products are sold primarily to middle-income customers of client financial institutions, usually through a list of borrowers provided by the financial institution. Approximately 410 mortgages bankers, including more than 76 of the nation's 100 largest, are contracted with Family Life for the sale of insurance. Family Life works closely with the financial institutions to maintain and insure that Family Life lead systems, which had been built from the loan portfolios of each active financial institution, operate at a level that favors both parties. Family Life agents make courtesy calls to borrowers of the financial institutions which are active on the Family Life lead system to offer the borrower the opportunity to purchase mortgage protection insurance (term, universal or whole life insurance products).

          Sales and Marketing for Family Life is directed by the Executive Vice President of Marketing and Sales. Reporting to the Executive Vice President, the Senior Vice President of Marketing heads the Family Life marketing organization which is focused on the development and maintenance of contractual agreements with the financial institutions which provide referrals to, and collect monthly premiums from, their borrowers for Family Life insurance plans. The Senior Vice President for Family Life Sales directs nine Regional Vice Presidents. The Family Life distribution system consists of 95 District Sales Managers, and 275 active career agents.

          Data Processing

          Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Effective December 1, 1994, all of those data processing needs have been provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a new subsidiary of FIC. See Item 13. Certain Relationships and Related Transactions with Management.

          Competition

          There are many life and health insurance companies in the United States. Agents placing insurance business with Family Life and ILCO's insurance subsidiaries are compensated on a commission basis. However, some companies pay higher commissions and charge lower premium rates and many companies have more substantial resources than Family Life and ILCO's insurance subsidiaries. The principal cost and competitive factors that affect the ability of Family Life and ILCO's insurance subsidiaries to sell their insurance products on a profitable basis are: (1) the general level of premium rates for comparable products; (2) the extent of individual policyholders services required to service each product category; (3) general interest rate levels; (4) competitive commission rates and related marketing costs; (5) legislative and regulatory requirements and restrictions; (6) the impact of competing insurance and other financial products; and
          (7) the condition of the regional and national economies.

          Reinsurance and Reserves

          In accordance with general practices in the insurance industry, Family Life and ILCO's insurance subsidiaries limit the maximum net losses that may arise from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained by Family Life and the ILCO subsidiaries with the excess being ceded to a reinsurer at a premium set forth in a schedule based upon the age and risk classification of the insured. The reinsurance treaties provide for allowances that help Family Life and ILCO's insurance subsidiaries offset the expense of writing new business. Family Life generally retains the first $200,000 of risk on the life of any one individual. ILIC generally retains the first $70,000 of risk on the life of any individual. On group life insurance, the retention level is $50,000 per individual life. Investors-NA generally retains the first $100,000 of risk on the life of any individual. Investors-IN generally retains the first $50,000 of risk on the life of any individual.

          In 1988, Investors-NA entered into a bulk reinsurance treaty under which it reinsured all of its risks under accidental death benefit policies. ILIC had previously obtained similar bulk reinsurance for accidental death benefit policies. The treaty was renegotiated with another reinsurer, with a new effective date of January 1, 1996.

          In 1993 ILCO's life insurance subsidiaries entered into a quota share reinsurance treaty under which all credit life and health business issued March 1, 1993 and later is 50% reinsured.

          In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. The arrangement reflects management's plan to develop universal life business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

          Although reinsurance does not eliminate the exposure of FIC's and ILCO's insurance subsidiaries to losses from risks insured, the net liability of such subsidiaries will be limited to the portion of the risk retained, provided that the reinsures meet their contractual obligations.

          ILCO's insurance subsidiaries and Family Life carry reserves on their books to meet future obligations under their outstanding insurance policies. Such reserves are believed to be sufficient to meet policy obligations as they mature and are calculated using assumptions for interest, mortality, expenses and withdrawals in effect at the time the policies were issued.

          Acquisition of Family Life

          On June 12, 1991 FIC consummated the purchase of all of the outstanding shares of common stock of Family Life, a State of Washington based life insurance corporation, from Merrill Lynch Insurance Group, Inc. ("Merrill Lynch") pursuant to the terms of a definitive Stock Purchase Agreement entered into in March of 1991. The business of Family Life, as reconstituted for sale, consists principally of the underwriting and sale of life insurance to mortgage borrowers through lending institutions.

          The consideration for the purchase was $114 million consisting of a cash payment of $70 million and $44 million of subordinated promissory notes issued by subsidiaries of FIC to the seller and its affiliates.

          To effectuate the transaction, FIC organized two downstream holding companies: Family Life Corporation ("FLC"), and Family Life Insurance Investment Corporation ("FLIIC"). FLIIC was
          organized as a wholly-owned subsidiary of FIC and, in turn, was issued all of the outstanding shares of FLC. FLC purchased 250,000 shares of common stock, being all of the outstanding shares, of Family Life from Merrill Lynch for an $84 million cash payment (including $14 million that had been borrowed by FLIIC from an affiliate of Merrill Lynch) and a $30 million senior subordinated note. Following the purchase of the Family Life shares by FLC, Family Life issued 250,000 previously unissued shares of its common stock to FLC for a $2.5 million cash payment and immediately thereafter redeemed from FLC 250,000 shares of its common stock that had been purchased by FLC from Merrill Lynch. The consideration paid to FLC by Family Life for said redeemed shares consisted of $2.5 million cash, a newly issued surplus debenture (an instrument having certain restrictions on payment for the protection of policyholders) in the principal amount of $97.5 million and $14 million principal value of newly issued preferred shares.

          As part of the financing arrangement, FLC entered into a senior loan agreement under which $50 million was provided by a group of banks (the "Senior Loan"). The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch and $14 million borrowed by FLIIC from an affiliate of Merrill Lynch and evidenced by a subordinated note in the principal amount of $12 million and a subordinated note in the principal amount of $2 million (collectively, the "Merrill Lynch Subordinated Loans") and $25 million lent by two insurance company subsidiaries of ILCO (the "Investors Life Subordinated Loans"). The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under the Investors Life Subordinated Loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. The options will expire on June 12, 1998 if not previously exercised.

          Of the total of $119 million of cash borrowed and notes issued by FIC and its subsidiaries for purposes of the transaction, $114 million constituted the purchase price for Family Life and $5 million was used to pay transaction costs, for working capital and for other related purposes. In connection with the several loans effected for purposes of the transaction, various creditors priorities and normal borrower requirements and restrictions were established and FIC issued its direct guaranty of the respective loans, subject to certain priorities, to the various lending banks, Merrill Lynch and its affiliates, and Investors-NA and Investors-CA. The outstanding shares of common stock of Family Life were also pledged as collateral to the bank lenders and, upon repayment of the bank loan, to Merrill Lynch. The transaction was structured to conform to the requirements of
          Section 338(h)(10) of the Internal Revenue Code.

          On July 30, 1993, the Merrill Lynch Subordinated Loans were prepaid. $38 million plus accrued interest was paid to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the Merrill Lynch Subordinated Loans was new subordinated loans totalling $34.5 million that were obtained from Investors-NA. See "The Family Life Refinancing."

          Family Life Senior and Subordinated Loans

          Senior Loan. The Senior Loan is a secured and guaranteed five year term loan in the aggregate principal amount of $50 million. The Senior Loan consists of separate notes (one for each member of the lending syndicate), with interest payable quarterly and a final maturity date of June 12, 1996. The interest rate of the Senior Loan is subject to periodic change based upon stipulated percentages above a quoted bank base lending rate or Eurodollar rate as such are in effect from time to time.

          FLC is obligated to make quarterly principal payments on the Senior Loan consisting of a $1.5 million payment on October 1, 1991, a $2 million payment on January 1, 1992 and each subsequent quarterly payment date in 1992, a $2.25 million payment on January 1, 1993 and each subsequent quarterly payment date through April 1, 1996 and a final payment due on June 12, 1996 equal to the unpaid principal balance of the Senior Loan. The Senior Loan documents also require FLC to make additional mandatory principal payments on the Senior Loan, which, in general, reduce the quarterly principal payments in the inverse order of their due dates. Those additional payments are required in specified situations in which the amount of Family Life's statutory capital and surplus exceeds a certain formula, FLC has Excess Cash Flow (as defined), or FLC or Family Life receives proceeds from reinsurance of life insurance policies in force in one transaction or a series of related transactions or from sales of assets or issuances of stock or debt securities. The Senior Loan may be prepaid, in whole or in part, without penalty or premium. The obligations of FLC under the Senior Loan documents are secured by all of the issued and outstanding shares of common stock of FLIIC, all of the issued and outstanding shares of preferred stock and common stock of FLC and Family Life and the $97.5 million surplus debenture of Family Life. The obligations of FLC under the Senior Loan documents are guaranteed by FIC.

          The Senior Loan documents specify events of default, including, but not limited to, failure to pay principal, interest, commitment fees or other amounts payable with respect to the Senior Loan documents when due, violation of covenants in the Senior Loan documents (including covenants with respect to the maintenance of a minimum net worth), material misrepresentations, defaults under other indebtedness, the loss of any license of an insurance subsidiary of FLC which would have a material adverse effect on FLC, defaults under the FIC guaranty agreement, a fine in an amount in excess of $100,000 imposed upon any insurance subsidiary of FLC by any state insurance regulatory agency, changes in ownership or control of FIC by its controlling person, Roy F. Mitte, or in ILCO by FIC and the occurrence of certain events of bankruptcy.

          The  Senior   Loan  documents  also   contain  various  specified
          negative, affirmative and financial covenants to be performed or observed by FLC and its subsidiaries.

          As of December 31, 1995, the outstanding principal balance of the Senior Loan was $6,765,000.

          Investors Life Subordinated Loans. The $22.5 million subordinated senior note issued by FLC to Investors-NA matures on June 12, 1998, is payable in four equal semi-annual principal installments of $5,625,000 each on December 12, 1996, June 12, 1997, December 12, 1997 and June 12, 1998 and bears interest payable semi-annually, at the rate of 11% per annum. The $2.5 million subordinated note issued by FIC to Investors-CA bears interest, payable semi-annually, at the rate of 12% per annum, and its principal is due and payable in full at maturity on June 12, 1998. As a result of the merger of Investors-CA into Investors-NA, the $2.5 million note is now owned by Investors-NA. Prior to June 12, 1996, accrued interest on the FIC note must be paid by delivery of additional notes of FIC having terms identical to such original note, including the payment of interest by delivery of additional notes through June 12, 1996. Interest payable on and after June 12, 1996 on all of the FIC notes must be paid in cash.

          The obligors are allowed to prepay the Investors Life Subordinated Loans, in whole or in part, without premium or penalty. The Investors Life Subordinated Loans are subordinated to the Senior Loan and constitute a second lien on the pledged collateral subject to the first lien of the Senior Loan. Repayment of FLC's $22.5 million note is also guaranteed by FIC.

          The Investors Life Subordinated Loan documents specify events of default, including, but not limited to, failure to pay principal, interest or other amounts payable with respect to the Investors Life Subordinated Loan documents when due, violation of covenants in the Investors Life Subordinated Loan documents (including covenants with respect to the maintenance of a minimum net worth), material misrepresentations, defaults under other indebtedness, and the occurrence of certain events of bankruptcy.

          The Investors Life Subordinated Loan documents also contain various specified negative, affirmative and financial covenants to be performed or observed by FLC, FIC and their subsidiaries. During the period the Senior Loan is outstanding, the covenants in effect under the Investors Life Subordinated Loan documents are less restrictive than the covenants under the Senior Loan documents but become generally equivalent to the Senior Loan restrictions upon the termination of the Senior Loan.

          On July 30, 1993, Investors-NA loaned $34.5 million to FLC and FLIIC in the form of subordinated notes in connection with the prepayment of the Merrill Lynch Subordinated Loans. See "The Family Life Refinancing."

          As of December 31, 1995 the outstanding principal balance of the Investors Life Subordinated Loans and the subordinated loans made by Investors-NA in 1993 was $61,223,698.

          Merrill Lynch  Subordinated Loans.  The  $30 million subordinated note issued by FLC to Merrill Lynch had a maturity date of June 12, 2001, was payable in three equal annual principal installments of $10 million each on June 12, 1999, 2000, and 2001 and bore interest, payable semi-annually, at the rate of 12 % per annum through June 12, 1995 and thereafter at 14 % per annum. The $12 million subordinated note and the $2 million subordinated note issued by FLIIC to an affiliate of Merrill Lynch had a maturity date of June 12, 2006 and were payable in three equal annual principal installments each in the amount of one-third of the original principal amount of the respective note. The principal installments were due on June 12, 2004, 2005 and 2006, and both notes of FLIIC bore interest, payable quarterly, at the rate of 15 % per annum. Prior to June 12, 1994, accrued interest on each note of FLIIC was required to be paid by delivery of additional notes of FLIIC having terms identical to such original note, including the payment of interest by delivery of additional notes through June 12, 1994. Interest payable on and after June 12, 1994 on all of the FLIIC notes was required to be paid in cash.

          The obligors were allowed to prepay the Merrill Lynch Subordinated Loans, in whole or in part, without premium or penalty. The Merrill Lynch Subordinated Loans were subordinated to the Senior Loan described above and constituted a second lien on the pledged collateral subject to the first lien of the Senior Loan. Repayment of the Merrill Lynch Subordinated Loans was also guaranteed by FIC.

          The Merrill Lynch Subordinated Loan documents specified events of default, including, but not limited to, failure to pay principal, interest or other amounts payable with respect to the Merrill Lynch Subordinated Loan documents when due, violation of covenants in the Merrill Lynch Subordinated Loan Documents (including covenants with respect to the maintenance of a minimum net worth), material misrepresentations, defaults under other indebtedness, changes in ownership or control of FIC by its controlling person, Roy F. Mitte, or in ILCO by FIC, and the occurrence of certain events of bankruptcy.

          The Merrill Lynch Subordinated Loan documents also contained various specified negative, affirmative and financial covenants which were less restrictive than the covenants under the Senior Loan documents but would have become generally equivalent to the Senior Loan restrictions upon the termination of the Senior Loan.

          Ranking, Payment and Lien Priorities Between Investors Life Subordinated Loans and Merrill Lynch Subordinated Loans. The $30 million subordinated note issued by FLC to Merrill Lynch was subordinated to the $22.5 million subordinated senior note issued by FLC to Investors-NA, but, upon payment in full of the Senior Loan, both of those notes would have been of equal ranking with each other. Assuming they had been paid in accordance with their terms, the Investors Life Subordinated Loans would have been paid in full before the first principal payment was due on any of the Merrill Lynch Subordinated Loans. The holders of the notes constituting the Investors Life Subordinated Loans and the Merrill Lynch Subordinated Loans had agreed that, among themselves, any distributions of proceeds of the pledged collateral would have been made to Investors-NA, Investors-CA, Merrill Lynch and the affiliate of Merrill Lynch pro rata on the basis of the amount of indebtedness then outstanding under the Investors Life Subordinated Loans, on the one hand, and the Merrill Lynch Subordinated Loans, on the other hand.

          On July 30, 1993, the Merrill Lynch Subordinated Loans were prepaid. See "The Family Life Refinancing."

          Options. In addition to the interest provided under the Investors Life Subordinated Loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in amounts proportionate to their respective loans, up to a total of
          9.9 percent of shares of FIC common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. The options will expire on June 12, 1998 if not previously exercised.

          The Family Life Refinancing. On July 30, 1993, the Merrill Lynch Subordinated Loans were prepaid. $38 million plus accrued interest was paid to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993.

          The primary source of the funds used to prepay the Merrill Lynch Subordinated Loans was new subordinated loans totalling $34.5 million that were obtained from Investors-NA. The principal amount of the new subordinated debt is payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loan that Investors-NA had previously made to FLC and that continues to be outstanding.

          The $34.5 million of new subordinated loans consist of a $30 million loan to FLC and a $4.5 million loan to FLIIC. The debt restructuring reduced the total indebtedness of FLC and FLIIC by approximately $15 million. The transaction resulted in a pre-tax gain of approximately $12 million for the Company in the third quarter of 1993, and the Company estimates that the restructuring of this subordinated debt will result in aggregate interest savings to FLC and FLIIC of approximately $40 million over the next ten years. In recognition of this reduced interest requirement, the interest rate on the surplus debenture of Family Life held by FLC was reduced from 12.5% to 9%.

          ILCO's Senior and Subordination Loans and Warrants

          FIC guaranteed ILCO's senior and subordinated loans that were the source of funds used for the acquisition of Investors-NA and Investors-CA. Those loans were as follows: (1) a credit facility in the amount of $135,000,000 composed of the following:
          (a) a senior loan in the amount of $125,000,000 (the "ILCO Senior Loan") provided by a nationally chartered banking institution (the "Senior Lender") as the lead bank in a lending syndicate consisting of six banks and/or other financial institutions; and
          (b) a $10,000,000 subordinated loan (the "Subordinated Loan") provided by two insurance and financial service organizations (the "Subordinated Lenders"); and (2) the sale of preferred stock as follows: (a) $5,000,000 of Class A Preferred Stock issued at par to Insurance Company of North America, a CIGNA subsidiary; and (b) $15,000,000 of Class B Preferred Stock issued at par to the Subordinated Lenders. Approximately $15,000,000 of these funds were used to discharge an existing term loan. The balance of these funds were loaned by ILCO to Standard to consummate the purchase under the Acquisition Agreement. To evidence this indebtedness, Standard issued a $140,000,000 surplus debenture to ILCO. In January 1993, ILCO prepaid the Subordinated Loans and amended the ILCO Senior Loan. See "The ILCO Refinancing."

          Effective as of May 1, 1990, ILCO effected an exchange agreement with the holders of its Class A Preferred Stock (principal amount of $5 million; dividend rate of 13.25%) and its Class B Preferred Stock (principal amount of $15 million; dividend rate of 13.25%). Under the provisions of the exchange agreement, the holders of the Class A Preferred Stock received $5 million principal amount of a 13.25% 1998 Series Subordinated Notes, due November 1, 1998, together with a make whole amount equal to 13.25% of the then outstanding balance of the Note. The holders of the Class B Preferred Stock received $15 million principal amount of a 13.25% 1999 Series Subordinated Notes, due November 1, 1999. Each of the new Series of Subordinated Notes were included, by amendment, within the Subordinated Loan documents.

          Pursuant to the terms of the Subordinated Loan documents and the Class B Preferred Stock Purchase Agreement, ILCO issued on December 28, 1988, to the Subordinated Lenders and the purchasers of the Class B Preferred Stock, detachable warrants entitling the holders thereof to purchase a total of 19.95% of ILCO's Common Stock, on a fully diluted basis, exercisable for a Warrant Exercise Price of $10.00 per share. As a result of the three-for-one split of ILCO's common stock effective February 15, 1990, the exercise price was adjusted to $3.33 per share. The warrants provided for a put and call option under which the holder was entitled to put said warrants to ILCO at a price based on a specified formula during the period commencing at the beginning of the sixth year from the date of issuance and continuing for 1,095 days thereafter, except that to the extent that the Senior Loan would have prevented the exercise of such put, then for such additional period as would give the warrant holders 1,095 days of exercise rights. ILCO had the right to call said warrants for a like period commencing at the beginning of the seventh year from the date of issuance. If the warrants had been exercised, approximately 1,107,000 shares of ILCO common stock would have been issued. FIC's ownership would have been reduced from 47.83% to 37.7% and if FIC had exercised its options, its ownership would have been 53%. The warrants were purchased and cancelled by ILCO in January 1993. See "The ILCO Refinancing."

          The ILCO Refinancing. On January 29, 1993, ILCO prepaid all of its subordinated indebtedness and purchased and cancelled all of the warrants held by certain of its subordinated noteholders. In addition to paying the $30 million aggregate principal amount of the subordinated notes due in 1997, 1998 and 1999 plus accrued interest, ILCO paid approximately $7 million of prepayment penalty, the after-tax effect of which will be a charge against earnings in 1993, and approximately $8 million for the warrants, which will be a charge directly against retained earnings. The warrants had entitled the holders to purchase 1,107,480 shares of ILCO's Common Stock (approximately 24% of the outstanding shares) at an exercise price of $3.33 per share. The currently estimated price that the warrant holders could have required ILCO to pay for the warrants upon exercise of their put option was approximately $29.9 million. The earliest that the put option could have been exercised was December 1993, if such exercise would not have resulted in a default under ILCO's Senior Loan at that time. The purchase and cancellation of the warrants will reduce the number of ILCO's outstanding shares of common stock and common stock equivalents used in the computation of its earnings per share from approximately 7,147,000 shares to approximately 6,040,000 shares. This adjustment in common stock equivalents will affect ILCO's earnings per share for periods after January 29, 1993. However, it will not affect FIC's equity in ILCO's net income.

          The primary source of the funds used to prepay the subordinated debt and to purchase the warrants was an increase in the outstanding balance of ILCO's Senior Loan from $60 million to $110 million pursuant to an amended and restated credit agreement that the Company entered into on January 29, 1993 with certain banks, including the same agent bank as in the Company's original bank group in 1988. ILCO's prepayment of subordinated debt, purchase of warrants and increase in senior bank indebtedness are referred to herein as the "Refinancing". The terms of the amended and restated credit facility ("New ILCO Senior Loan") are substantially the same as the 1988 facility. The interest rate on the $30 million subordinated debt that was replaced by the New ILCO Senior Loan was 13.25%. The average interest rate paid by ILCO on ILCO's New Senior Loan was approximately 6. 37% during 1993, 7.04% during 1994 and 8. 63% during 1995. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the New ILCO Senior Loan. On February 14, 1995, ILCO borrowed an additional $15 million under the New ILCO Senior Loan to help finance the acquisition of Investors-IN, and the maturity date of the New ILCO Senior Loan was further extended to July 1, 1999.

          The New ILCO Senior Loan is a secured and guaranteed six and one-half year term loan. A required $26 million principal payment was made on April 1, 1993. Thereafter, the principal is payable in twenty-two quarterly installments of $4.5 million each, commencing on April 1, 1994 and ending on July 1, 1999. ILCO is required to make mandatory payments on the Senior Loan equal to
          (a) 100% of the net proceeds from the issuance of ILCO's capital stock or debt securities and (b) the applicable percentage of ILCO's annual Excess Cash Flow: 100%, if the outstanding principal balance of the New ILCO Senior Loan exceeds $75 million; 75%, if the outstanding balance exceeds $50 million but is equal to or less than $75 million; or 50%, if the outstanding balance is equal to or less than $50 million. Excess Cash Flow is the excess of (i) the sum of ILCO's cash and cash equivalents, principal and interest received by ILCO from surplus debentures, cash dividends received by ILCO and interest income on ILCO's cash equivalents over (ii) the sum of principal and interest paid on ILCO's indebtedness, operating expenses, taxes actually paid and $5 million.

          The New ILCO Senior Loan bears interest, at the option of ILCO, at a rate per annum equal to (i) the Alternate Base Rate (as defined below) plus the Applicable Margin (as defined below), or
          (ii) LIBOR (adjusted for reserves) for interest periods of 1, 2, 3 or 6 months plus the Applicable Margin. LIBOR is London Inter-Bank Offered Rates. The Alternate Base Rate for any day is the higher of (a) the agent bank's corporate base rate as announced from time to time and (b) the federal funds rate as published by the Federal Reserve Bank of New York plus 0.5%. The Applicable Margin, depending on the outstanding principal balance of the New ILCO Senior Loan, ranges from 0.5% to 1.25% for loans that bear interest based upon the Alternate Base Rate and from 1.75% to 2.5% for loans that bear interest based upon LIBOR. The initial Applicable Margin for Alternate Base Rate loans is 1.25% and the initial Applicable Margin for LIBOR loans is 2.5%.

          The obligations of ILCO under the New ILCO Senior Loan are secured by: (1) all of the outstanding shares of stock of Investors-NA, (2) a $15,000,000 surplus debenture of Investors-NA payable to ILCO, which had an outstanding principal balance of $6,956,224 as of December 31, 1995 and (3) a $140,000,000 surplus debenture of Investors-NA payable to ILCO, which had an outstanding principal balance of $62,340,000 as of December 31, 1995. The obligations of ILCO under the New ILCO Senior Loan are guaranteed by FIC.

          The New ILCO Senior Loan prohibits the payment by ILCO of cash dividends on ILCO's Common Stock and contains covenants, including restrictive covenants that impose limitations on ILCO's and its subsidiaries' ability to, among other things: (i) make investments; (ii) create or incur additional debt; (iii) engage in businesses other than their present and related businesses;
          (iv) create or incur additional liens; (v) incur contingent obligations; (vi) dispose of assets; (vii) enter into transactions with affiliated companies; and (viii) make capital expenditures; and various financial covenants, including covenants requiring the maintenance of a minimum cash flow coverage ratio, minimum consolidated net worth and minimum statutory surplus of subsidiaries, and a minimum ratio (330%) of the sum of statutory capital and surplus, asset valuation reserve and interest maintenance reserve of each insurance company subsidiary of ILCO to its respective Authorized Control Level RBC (see "Regulation").

          The New ILCO Senior Loan specifies events of default, including, but not limited to, failure to pay amounts under the New ILCO Senior Loan documents when due; defaults or violation of covenants under other indebtedness; certain defaults or violation of certain covenants under the Family Life Senior Loan; default under the subordinated loans made by Investors-NA to FLC and FLIIC in 1993; the loss of any license of an insurance subsidiary of ILCO which would have a material adverse effect on ILCO; defaults under the FIC guaranty agreement; changes in ownership or control of FIC or ILCO by its controlling person, Roy F. Mitte, or in ILCO by FIC; and the occurrence of certain events of bankruptcy. If Mr. Mitte ceases to control the management of ILCO solely by reason of (i) his death or (ii) his permanent inability to perform his usual and customary duties on a full-time basis on behalf of ILCO and FIC as the result of physical or mental infirmity, a default will occur, and the banks holding in the aggregate at least 66 2/3% of the outstanding balance of the New ILCO Senior Loan may, on or after 180 days after the date on which such default occurs, declare the New ILCO Senior Loan immediately due and payable. Mr. Mitte's ability to communicate and his mobility are impaired as a result of a stroke he suffered in May 1991. However, Mr. Mitte continues to control the management of the Company, and Mr. Mitte's impairments did not constitute a default under the ILCO Senior Loan, nor do they constitute a default under the New ILCO Senior Loan. See Item 10(b) "Executive Officers of the Registrant".

          The principal balance of the New ILCO Senior Loan was $59.4 million as of December 31, 1995.

          Regulation

          General. ILCO's insurance subsidiaries and Family Life are subject to regulation and supervision by the states in which they are licensed to do business. Such regulation is designed primarily to protect policy owners. Although the extent of regulation varies by state, the respective state insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, licensing of agents, the regulation of trade practices and premium rates, the approval of form and content of financial statements and the type and character of investments.

          These laws and regulations require Family Life and ILCO's insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. The insurance laws and regulations of the domiciliary states of FIC's and ILCO's insurance subsidiaries require that such subsidiaries be examined at specified intervals. Family Life is domiciled in the State of Washington. Investors-NA and ILIC are domiciled in the states of Washington and New Jersey, respectively. In December 1992, Investors-NA redomesticated from Pennsylvania to Washington, and Investors-CA merged into Investors-NA. In June 1993 Standard Life merged into Investors-NA. Investors-IN is domiciled in the State of Indiana.

          A number of states regulate the manner and extent to which insurance companies may test for Acquired Immune Deficiency Syndrome (AIDS) antibodies in connection with the underwriting of life insurance policies. To the extent permitted by law, Family Life and ILCO's insurance subsidiaries consider AIDS information in underwriting coverages and establishing premium rates. An evaluation of the financial impact of future AIDS claims is extremely difficult, due in part to insufficient and conflicting data regarding the incidence of the disease in the general population and the prognosis for the probable future course of the disease.

          Risk-Based Capital Requirements. Effective for the 1993 calendar year, the National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The states will use the RBC formula as an early warning tool to discover potential weakly capitalized companies for the purpose of initiating regulatory action. The RBC requirements are not intended to be a basis for ranking the relative financial strength of insurance companies. In addition, the formula defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by-state basis.

          The RBC requirements provide for four different levels of regulatory attention in those states that adopt the NAIC regulations, depending on the ratio of the company's Total Adjusted Capital (which generally consists of its statutory capital, surplus and asset valuation reserve) to its Authorized Control Level RBC. A "Company Action Level Event" is triggered if a company's Total Adjusted Capital is less than 200% but greater than or equal to 150% of its Authorized Control Level RBC, or if a negative trend has occurred (as defined by the regulations) and Total Adjusted Capital is less than 250% but more than 200% of its Authorized Control Level RBC. When a Company Action Level Event occurs, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. A "Regulatory Action Level Event" is triggered if a company's Total Adjusted Capital is less than 150% but greater than or equal to 100% of its Authorized Control Level RBC. When a Regulatory Action Level Event occurs, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. An "Authorized Control Level Event" is triggered if a company's Total Adjusted Capital is less than 100% but greater than or equal to 70% of its Authorized Control Level RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. A "Mandatory Control Level Event" is triggered if a company's Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and the regulatory authority is mandated to place the company under its control.

          Calculations using the NAIC formula and the statutory financial statements of Family Life and ILCO's insurance subsidiaries as of December 31, 1995 indicate that the Total Adjusted Capital of each of FIC's and ILCO's insurance subsidiaries is above 500% of its respective Authorized Control Level RBC.

          Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. The occurrence and amount of such assessments have increased in recent years. The net amounts of such assessments for Family Life and ILCO's insurance subsidiaries were approximately $189,929 and $241,692, respectively, in the year ended December 31, 1995. Those amounts are net of the amounts that can be offset against future premium taxes and, in the case of Family Life, the amount is also net of the amount that can be recovered from Merrill Lynch pursuant to the Stock Purchase Agreement between FIC and Merrill Lynch. See "Acquisition of Family Life." The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of FIC and ILCO.

          Surplus Debentures and Dividends. The principal sources of cash for FLC to make payments of principal and interest on the Senior Loan are payments under the surplus debenture of Family Life and dividends paid by Family Life (a Washington-domiciled corporation). Under current Washington law, any proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is an "extraordinary dividend" and may not be paid until either it has been approved, or a 60-day waiting period shall have passed during which it has not been disapproved, by the Washington Insurance Commissioner. Effective July 25, 1993, Washington amended its insurance code to retain the "greater of" standard for dividends but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not presently permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Family Life to make principal and interest payments under the surplus debenture is not affected.

          Principal and interest payments on the surplus debenture have provided sufficient funds to meet debt service obligations of FLC. Under the provisions of the surplus debenture and current law, Family Life can pay interest and principal on the surplus debenture without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to the payment of interest or principal on the surplus debenture, the statutory capital and surplus of Family Life exceeds 6% of its assets. Pursuant to the surplus debenture, Family Life paid principal and interest in 1993, 1994 and 1995 totalling $20,672,000, $19,311,960 and $16,052,400, respectively.
          Family Life does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debenture in accordance with an agreement between Family Life and the Department. The Company does not anticipate that Family Life will have any difficulty in making principal and interest payments on the surplus debenture in the amounts necessary to enable FLC to service its indebtedness for the foreseeable future.

          Valuation Reserves. Commencing in 1992, the Mandatory Securities Valuation Reserve ("MSVR") required by the NAIC for life insurance companies was replaced by a mandatory Asset Valuation Reserve ("AVR") which is expanded to cover mortgage loans, real estate and other investments. A new mandatory Interest Maintenance Reserve ("IMR"), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income, is also effective for 1992. Previously, realized capital gains attributable to interest rate changes were credited to the MSVR and had the effect of reducing Family Life's required MSVR contributions. Effective in 1992, such realized capital gains are credited to the IMR. As a result of these changes, Family Life is required to accrue greater aggregate asset valuation reserves. The combination of the AVR and IMR will affect statutory capital and surplus and may reduce the ability of Family Life to pay dividends and make payments on the surplus debenture.

          Insurance Holding Company Regulation. Family Life is subject to regulation under the insurance and insurance holding company statutes of Washington. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.

          Under the Washington Insurance Code, unless (i) certain filings are made with the Washington Department of Insurance, (ii) certain requirements are met, including a public hearing and
          (iii) approval or exemption is granted by the insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as the Company, which controls a Washington insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist if a person directly or indirectly owns or controls 10% or more or the voting securities of another person.

          Potential Federal Regulation. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies are investigating the current condition of the insurance industry (encompassing both life and health and property and casualty insurance) in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Congress is currently conducting a variety of hearings relating in general to the solvency of insurers. It is not possible to predict the outcome of any such congressional activity nor the potential effects thereof on Family Life.

          Congressional initiatives directed at repeal of the McCarran-Ferguson Act (which exempts the "business of insurance" from most federal laws, including the antitrust laws, to the extent it is subject to state regulation) and judicial decisions narrowing the definition of "business of insurance" for McCarran-Ferguson Act purposes may limit the ability of insurance companies in general to share information with respect to rate-setting, underwriting and claims management practices. Current and proposed federal measures which may also significantly affect the insurance industry include minimum solvency requirements and removal of barriers preventing banks from engaging in the insurance business.

          Federal Income Taxation

          The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Family Life can pay. For the years ended December 31, 1993, 1994 and 1995, the increases in Family Life's current income tax provisions, utilizing the effective tax rates, due to this change were $1,063,718, $209,555 and $77,498, respectively. The change has a negative tax effect for statutory accounting purposes when Family Life's premium income increases, but has a positive tax effect when its premium income decreases.

          Item 2.  Properties

          The Registrant's headquarters are located at Austin Centre, 701 Brazos, Suite 1400, Austin, Texas. Investors-NA purchased Austin Centre, an office-hotel property in downtown Austin in August 1991 for a purchase price of $31,275,000 from an unrelated seller that had previously acquired the property through foreclosure. Austin Centre covers a full city block and is a sixteen story mixed use development consisting of 343,664 square feet of office/retail space (predominately office space), a 314 room hotel and 61 luxury apartments, all united by a 200 foot high glass atrium. The project was completed in October 1986. At December 31, 1995, the office tower was approximately 85% occupied, and during 1995 the hotel averaged about 80% occupancy.

          In September 1995, Investors-NA entered into a contract to sell Austin Centre to an Austin-based real estate investment firm for a purchase price of $62.675 million, less $1 million to be paid to a capital reserve account for the purchaser. The contract provides that the sale will be consummated by March 29, 1996. ILCO anticipates that the sale proceeds equal to the amount that Investors-NA presently has invested in Austin Centre will be retained and reinvested by Investors-NA and that most of the balance of the net proceeds of the sale will be used to reduce ILCO's bank indebtedness by approximately $15 million.

          On January 31, 1995, ILCO, through Investors-NA, purchased, as an investment property, an office building project known as Bridgepoint Office Square in Austin, Texas for a cash purchase price of $9.75 million. The property consists of 20 acres of land with four office building sites and two parking structure sites. The first phase of development of the property was completed in 1986 and consists of a five-story office building with 83,474 square feet of rentable space and a 550-car parking garage. In the fourth quarter of 1995, construction began on the second office building, containing approximately 109,000 rentable square feet, and the other parking garage. This second phase of the project is projected to be completed in the summer of 1996.

          In March 1996, Investors-NA agreed to lease approximately 152,000 square feet at Bridgepoint Office Square to Motorola, Inc. for use by the Power PC Alliance, composed of engineers from Motorola, IBM Corp. and Apple Computer Inc. The Alliance will occupy 100% of the second office building and approximately 43,000 square feet of the third office building, which Investors-NA began constructing in March 1996. The third building will contain approximately 81,000 rentable square feet and is projected to be finished in late 1996.

          Family Life leases its home offices at the Fourth and Blanchard Building, 2121 Fourth Avenue, in Seattle, Washington. The lease currently covers approximately 2,700 rentable square feet of office space for a term expiring in October 1998 with an option to renew for an additional three-year period. The initial base rental is approximately $11,200 per month, which includes Family Life's proportionate share of the building's operating expenses, including utilities, property taxes, insurance, maintenance and management. Actual increases from those initial operating expenses during the lease term are passed on to Family Life on a proportionate basis.

          ILCO leases a building located at 40 Parker Road, Elizabeth, New Jersey. This building, which was formerly ILCO's headquarters building, contains approximately 41,000 square feet of office space. The remaining term of the lease is 11 years, and the lease calls for a minimum base rental of $450,000 per annum. The lease provides that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by ILCO. ILCO and ILIC currently occupy a nominal portion of the space in the 40 Parker Road property and have sub-leased the remaining portion.

          ILIC owns three buildings which are adjacent to the 40 Parker Road building. One building, which is leased to third parties, contains approximately 3,500 square feet of space. The second building contains approximately 2,500 square feet of space and is leased to persons who perform maintenance services for ILIC's and ILCO's properties in Elizabeth, New Jersey. The third building, purchased during 1985, contains approximately 3,500 square feet of space, and is partially leased to third parties and the remainder is used to provide accommodations for employees working at the New Jersey office.

          Investors-NA owns an office building located at 206 West Pearl Street, Jackson, Mississippi. This building is 66 years old and contains approximately 85,000 square feet of office space. Investors-NA currently occupies a nominal portion of the space in this property and leases space to various commercial tenants.

          The Company believes that its properties and leased space are adequate to meet its foreseeable requirements.

          Item 3.  Legal Proceedings

          The Company and its subsidiaries and affiliates are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact on the financial statements.

          Item 4.  Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1995 to a vote of security holders.

                                       PART II

          Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

          A.  Market Information

          The following table sets forth the quarterly high and low sales prices for FIC Common Stock in The Nasdaq Small-Cap Market for 1995 and 1994. FIC's NASDAQ trading symbol is FNIN.

                                                       Common Stock
                                                          Prices
                                                  High             Low
          1995
               First Quarter                      $34.00         $28.00
               Second Quarter                      40.50          28.00

               Third Quarter                       42.50          36.50
               Fourth Quarter                      39.50          33.00


          1994
               First Quarter                      $39.00         $34.00
               Second Quarter                      36.50          34.00
               Third Quarter                       37.50          33.50
               Fourth Quarter                      36.00          28.00

          B.  Stockholders

          As of March 19, 1996 there were approximately 16,900 record holders of FIC Common Stock.

          C.  Dividends

          FIC has not paid a dividend since 1976 and does not expect to pay a dividend during 1995.

          The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its operating insurance subsidiary or subsidiaries. The right of Family Life to pay dividends is restricted by the insurance laws of its domiciliary state. See
          Item 1. Business - Regulation - Surplus Debenture and Dividends. However, FIC does not directly own Family Life's stock but, instead, indirectly owns that stock through two downstream holding companies, FLIIC and FLC. FLC, which holds all of the stock of Family Life, is prohibited from paying dividends on its common stock by the Senior Loan documents, and FLIIC, the immediate parent of FLC and the directly-owned subsidiary of FIC, is prohibited from paying dividends on its stock by the $4.5 million subordinated note of FLIIC held by Investors-NA, except FLIIC may pay dividends on its common stock to enable FIC to make scheduled principal and interest payments on its $2.5 million subordinated note to Investors-NA. The ability of ILCO to pay dividends to FIC and the other shareholders of ILCO is affected by the receipt of dividends and other payments from its insurance subsidiaries. In addition, the New ILCO Senior Loan restricts ILCO from paying any dividends on its stock during the term of that loan.

          Item 6.  Selected Financial Data

                    (Registrant and its Consolidated Subsidiaries)
                         (In thousands, except per share data)
                              1995      1994       1993      1992     1991
          Operating
          Revenues         $63,407  $ 68,524  $  74,023  $ 83,531 $ 49,417

          Income (loss)
          before federal
          income tax,
          equity in net
          earnings of
          affiliates,
          extraordinary
          items and
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate         10,394    10,610     11,560   12,179     7,981

          Income before
          equity in net
          earnings of
          affiliates,
          extraordinary
          items and
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate          7,803     8,264      8,587    8,831     5,852

          Equity in net
          earnings of
          affiliate, net
          of tax             2,213     1,690      3,038    4,761     4,454

          Income before
          extraordinary
          items and
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate         10,016     9,954     11,625   13,592    10,306

          Extraordinary
          items                -0-       -0-      5,555      -0-       -0-

          Income before
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate         10,016     9,954    17,180    13,592    10,306

          Cumulative
          effect of
          change in
          accounting
          principle of
          affiliate, net
          of tax benefit       -0-       -0-    (1,159)      -0-       -0-

          Net Income       $10,016  $  9,954  $ 16,021  $  13,592 $ 10,306

          Common Stock
          and Common
          Stock
          Equivalents        1,108     1,106     1,111      1,113    1,080

          Net income per
          share before
          extraordinary
          items and
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate       $   9.04  $   9.00  $   10.46 $  12.21  $   9.54

          Extraordinary
          items                -0-       -0-       5.00      -0-       -0-

          Net income per
          share before
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate           9.04      9.00     15.46    12.21       9.54

          Cumulative
          effect of
          change in
          accounting
          principle of
          affiliate            -0-       -0-  (   1.04)    0.00       0.00

          Net Income per
          share           $   9.04  $   9.00  $   14.42 $  12.21  $   9.54

          Total Assets    $ 287,678 $253,100  $277,790  $311,497  $300,587

          Long Term
          Obligations     $ 67,989  $ 77,819  $ 89,178  $113,015  $118,184


          Item 7.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          For the year ended December 31, 1995, FIC's net income was $10,017,000 (or $9.04 per common share, as compared to $9,954,000 (or $9.00 per common share), for the year ended December 31, 1994 and $11,625,000 (or $10.46 per common share), before extraordinary items and cumulative effect of change in accounting principle of affiliate, for the year ended December 31, 1993.

          Net income for the years 1995 and 1994 was not affected by any extraordinary items. After giving effect to: (i) the extraordinary items and change in accounting method related to FIC's equity in the net income of its affiliate, InterContinental Life Corporation ("ILCO") and (ii) the one-time gain, in the amount of $8,344,000, net of tax, resulting from early extinguishment of the indebtedness to Merrill Lynch incurred in connection with the 1991 acquisition of Family Life Insurance Company ("Family Life"), net income for the year ended December 31, 1993 was $16,021,000, or $14.42 per common share. The net income of FIC for the 1993 period was affected by extraordinary items and change in accounting principle of its affiliate, ILCO, related to (i) the costs associated with the prepayment in January of 1993 by ILCO of its Subordinated Loans; the prepayment premium resulted in a one time charge to FIC's earnings, net of tax benefit, in the amount of $2,789,000 and (ii) the one time charge to FIC's earnings, net of tax benefit, in the amount of $1,159,000, which was incurred in connection with the initial adoption by ILCO of Financial Accounting Standard No. 109 ("Accounting for Income Taxes"). The effect of each of these items was within the range previously disclosed by management in the Company's Form 10-K for the year ended December 31, 1992.

          The statutory earnings of Family Life as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $14,354,000 at December 31, 1995, as compared to $18,944,000 at
          December 31, 1994 and $21,757,000 at December 31, 1993 These statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

          The decline in long-term interest rates during 1995, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the Company's portfolio. As of December 31, 1995, the market value of the fixed maturities available for sale segment was $83.6 million as compared to a carrying value of $80 million, or an unrealized gain $3.6 million. There is no assurance that this unrealized gain may be realized in the future.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          For the year ended December 31, 1995, the combined general insurance expenses of Family Life were $13,126,000, as compared to $11,944,000 for the year 1994 and $11,510,000 for the year
          1993.

          The consolidated balance sheets at December 31, 1995 include Separate Account assets of Family Life in the amount of $8.5 million. The Separate Account is maintained by Family Life, which was acquired by FIC on June 12, 1991. Under the provisions of the purchase agreement between FIC and Merrill Lynch Insurance Group, Inc., certain life insurance companies affiliated with Merrill Lynch agreed to assume (on an assumption reinsurance basis) the variable annuity contracts related to such Separate Account assets. The transfer of these assets, in accordance with the provisions of the reinsurance agreement, is subject to certain regulatory approvals. The Company has not obtained a definitive date from Merrill Lynch as to when such regulatory approvals will be obtained, so as to enable Family Life to complete the transfer of Separate Account assets.

              Equity in Net Income of InterContinental Life Corporation

          General:

          Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. The Company's equity in the net earnings of ILCO, net of federal income tax, was $2,051,000 for the year 1995, as compared to $1,690,000 for the year 1994 and $3,038,000 in 1993. The increase in 1995, as compared to 1994, is primarily related to the increase in ILCO's net income, partially offset by the increase in the elimination from FIC's equity in ILCO's earnings of approximately 47% of the interest received by ILCO on the notes issued to subsidiaries of FIC. The Company's equity in the net income from operations of ILCO for the 1993 period was affected by the extraordinary item and change in accounting principle previously discussed. The Company's equity in ILCO's net earnings for the 1995 and 1994 periods was not affected by extraordinary items.

          FIC currently owns 1,795,146 shares of ILCO's common stock, and holds options to acquire an additional 1,702,155 shares. The options were granted under an Option Agreement between FIC and ILCO which was entered into in March, 1986. In addition, Family Life currently owns 171,200 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through
          Family Life, 1,966,346 shares (approximately 47%) of ILCO's common stock and holds options to acquire 1,702,155 shares. If all of FIC's rights under the Option Agreement were to be presently exercised, FIC's ownership would amount to approximately 62% of the issued and outstanding shares of ILCO's common stock.

          The decline in long-term interest rates during 1995, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of ILCO's investment portfolio. As of December 31, 1995, the market value of the fixed maturities available for sale segment was $483.6 million as compared to a carrying value of $463.7 million, or an unrealized gain $19.9 million. There is no assurance that this unrealized gain will be realized by ILCO in the future. Since FIC owns approximately 47% of the common stock of ILCO, such unrealized gains, net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of increasing the reported value of such equity interest by approximately $15.8 million.

          ILCO's results for 1995 include the operations of Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company) for the period from February 14, 1995 to December 31, 1995. Investors Life Insurance Company of Indiana ("Investors-IN") was purchased by ILCO and Investors Life Insurance Company of North America ("Investors-NA") for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. The name change was completed in May, 1995.

          Liquidity and Capital Resources of ILCO:

          ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries, InterContinental Life Insurance Company ("ILIC") and, since February, 1995, Investors-IN. ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

          The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies and the 1995 acquisition of Investors-IN. As of December 31, 1994, the unpaid principal of ILCO's senior loan was $66.6 million. In connection with the acquisition of Investors-IN in February, 1995, ILCO borrowed an additional $15 million under its senior loan to help finance the purchase. On April 3, 1995, a principal payment in the amount of $13.2 million was made, which paid the senior loan until October 1, 1995. The senior loan had a principal balance at December 31, 1995 of $59.4 million.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. One of the surplus debentures, in the original amount of $15 million, was issued in connection with the 1986 acquisition of Standard Life by ILCO; the other, in the original amount of $140 million was issued in connection with the 1988 acquisition by ILCO of the Investors Life Companies. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of December 31, 1995, the outstanding principal balance of the surplus debentures was $7.0 million and $62.3 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1995, the statutory capital and surplus of Investors-NA was $61.9 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

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

          The Form 10-Ks of ILCO for the years ended December 31, 1995, 1994 and 1993, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-K reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

                                Results of Operations

          For the year ended December 31, 1995, FIC's income from operations, before federal income tax and equity in net earnings of affiliate, was $10,394,000 (on revenues of $63,408,000), as compared to $10,610,000 (on revenues of $68,524,000) for the year 1994. For the year 1993, income from operations, before federal income tax, equity in net earnings of affiliate and extraordinary items of affiliate was $11,560,000 on revenues of $74,023,000.

          Premiums for the year 1995, net of reinsurance ceded, were $43.9 million, as compared to $48.9 million in 1994 and $54.2 million in 1993. The decline is primarily attributable to the combined effect of the lapse of group business (a product line which Family Life had previously discontinued), a shift in consumer purchases from traditional, whole life insurance policies to other forms of life insurance products and the lapse rates experienced with respect to term life insurance products. Policyholder benefits and expenses were $21.0 million in 1995, as compared to $21.8 million in 1994 and $20.9 million in 1993.

          In 1995, Family Life entered into a reinsurance agreement with Investors-NA pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. The arrangement reflects management's plan to concentrate on the writing of term life insurance, with Investors-NA to develop universal life business.

                           Liquidity and Capital Resources

          FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries and the proceeds from bank and institutional borrowings.

          The  cash  requirements  of  FIC  and  its  subsidiaries  consist
          primarily  of   its  service  of  the   indebtedness  created  in
          connection with its ownership of Family Life . As of December 31, 1995, the outstanding balance of such indebtedness was: (i) $6.8 million on the Senior Loan granted by a group of banks and
          (ii) $61.2 million on the Subordinated Notes granted by Investors-NA.

          The lower amount of the Senior Loan reflects regular quarterly payments made during 1995, as well as a "sweep" payment in April, 1995, in the amount of $1.9 million (the latter payment being calculated in accordance with the provisions of the Senior Loan agreement).

          The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1995, the statutory capital and surplus of Family Life was $25.8 million, an amount substantially in excess of the surplus floor. During 1995, Family Life made principal payments of $10.97 million and interest payments of $5.1 million to Family Life Corporation under the Surplus Debenture. As of December 31, 1995, the principal balance of the Surplus Debenture was $49.9 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

          FIC's net cash flow provided by operating activities was $9.1 million in 1995, as compared to $5.3 million in 1994 and $16.9 million in 1993. Net cash flow used in financing activities was $9.8 million in 1995, as compared to $11.4 million in 1994 and $18.3 million in 1993.

          In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly- owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan and the repayment of the ILCO Subordinated Loans, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to the ILCO Senior Loan, with an outstanding balance at December 31, 1995 of $59.4 million.

          The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July,
          1993) relate to: (i) the Senior Loan of Family Life Corporation to a bank group, with a balance of $6.8 million at December 31, 1995, (ii) the $22.5 million note issued by Family Life Corporation to Investors Life Insurance Company of North America, and (iii) the $34.5 million loaned by Investors-NA to two subsidiaries of FIC.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

          There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                     Investments

          As of December 31, 1995, the Company's investment assets totaled $112.6 million, as compared to $107.1 million as of December 31, 1994. The increase is primarily attributable to unrealized capital gains in the fixed maturities for sale segment of the Company's total investments.

          The level of short-term investments at the end of 1995 was $27.2 million, as compared to $28.4 million as of December 31, 1994. The fixed maturities available for sale portion represents $83.6 million of investment assets as of December 31, 1995, as compared to $77.5 million at the end of 1994. The amortized cost of fixed
          maturities available for sale as  of December 31, 1995 was   $80
          million representing a net unrealized gain of $3.6 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

          The assets held by Family Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade".

          The fixed maturities portfolio of Family Life, as of December 31, 1995, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality). As of December 31, 1994, approximately 96.3% of the fixed maturities portfolio consisted of investments with an NAIC rating of "1" and the remaining portion were designated with an NAIC rating of "2" (high quality).

          Management  believes that  the absence  of "high-yield"  or "non-
          investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

                               Accounting Developments

          In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement required that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cash to sell.

          SFAS No. 121 is effective for fiscal years beginning after 1995. The Company plans to adopt SFAS No. 121 effective January 1, 1996. Management does not anticipate that adoption or this standard will have a material impact on the Company's financial statements.

          During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which encourages companies to adopt the fair value based method of accounting for stock-based compensation. This method requires the recognition of compensation expense equal to the fair value of such equity securities at the date of the grant. This statement also allows companies to continue to account for stock-based compensation under the intrinsic value based method, as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," with footnote disclosure of the pro forma effects of the fair value based method. SFAS No. 123 is effective for transactions entered into in years that begin after December 15, 1995.

          The Company plans to adopt SFAS No. 123 during 1996 by continuing to account for stock-based compensation under the intrinsic value method and disclosing the pro forma effects of the fair value method in the footnotes to the financial statements.

          Item 8.  Financial Statements and Supplementary Data

          The following Financial Statements of the Registrant have been filed as part of this report:

               1.   Report   of   Price    Waterhouse   LLP,    Independent
                    Accountants, dated March 27, 1996.

               2. Consolidated Balance Sheets, as of December 31, 1995 and December 31, 1994.

               3. Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.

               4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

               5. Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

               6.   Notes to Consolidated Financial Statements.

               7.   Consolidated Financial Statement Schedules.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          No independent accountant who audited the Registrant's financial statements has resigned or been dismissed during the two most recent fiscal years.

                                       Part III

          Item 10.  Directors and Executive Officers of the Registrant

          (a)  Directors of the Registrant

          The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors, other than Mr. Hamm, were elected at the 1995 annual shareholders meeting. Mr. Hamm was appointed a director by the Board of Directors on September 22, 1995. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.

                                   Director  Principal Occupation
          Name                Age   Since    and Other Information

          Roy F. Mitte        64   1976      Chairman    of    the   Board,
                                             President and  Chief Executive
                                             Officer of FIC.   Chairman  of
                                             the Board, President and Chief
                                             Executive Officer  of ILCO and
                                             InterContinental          Life
                                             Insurance     Company    since
                                             January  1985.   President  of
                                             ILCO    since   April    1985.
                                             Chairman    of    the   Board,
                                             President and  Chief Executive
                                             Officer   of  Investors   Life
                                             Insurance  Company  of   North
                                             America  since December  1988.
                                             Chairman    of   the    Board,
                                             President and Chief  Executive
                                             Officer    of   Family    Life
                                             Insurance  Company since  June
                                             1991.  Chairman of  the Board,
                                             President and  Chief Executive
                                             Officer   of  Investors   Life
                                             Insurance  Company  of Indiana
                                             since      February      1995.
                                             Chairman,    ILG    Securities
                                             Corporation   since   December
                                             1988.

          James M. Grace      52   1976      Vice   President,   Secretary,
                                             Treasurer and Director of FIC.
                                             Vice  President and  Treasurer
                                             of  ILCO  since January  1985.
                                             Executive    Vice   President,
                                             Treasurer   and  Director   of
                                             InterContinental          Life
                                             Insurance Company  since 1989.
                                             Executive  Vice President  and
                                             Treasurer  of  Investors  Life
                                             Insurance  Company   of  North
                                             America since 1989.  Executive
                                             Vice President, Treasurer  and
                                             Director   of    Family   Life
                                             Insurance  Company since  June
                                             1991.    Director,   Executive
                                             Vice  President and  Treasurer
                                             of  Investors  Life  Insurance
                                             Company   of   Indiana   since
                                             February 1995.

          John D. Barnett     53   1991      Vice President, Investments of
                                             Prudential   Securities  since
                                             1983.

          Eugene E. Payne     53   1992      Vice President and Director of
                                             FIC  since February  29, 1992.
                                             Vice  President of  ILCO since
                                             December 1988  and Director of
                                             ILCO    since     May    1989.
                                             Executive    Vice   President,
                                             Secretary   and  Director   of
                                             Investors    Life    Insurance
                                             Company of North America since
                                             December 1988.  Executive Vice
                                             President since  December 1988
                                             and Director since May 1989 of
                                             InterContinental          Life
                                             Insurance Company.   Executive
                                             Vice President, Secretary  and
                                             Director   of    Family   Life
                                             Insurance  Company since  June
                                             1991.    Director,   Executive
                                             Vice  President and  Secretary
                                             of  Investors  Life  Insurance
                                             Company   of   Indiana   since
                                             February 1995.

          Joseph F. Crowe     57   1992      Vice President and Director of
                                             FIC  since February  29, 1992.
                                             Vice President and Director of
                                             ILCO    since    May     1991.
                                             Executive  Vice President  and
                                             Director  of   Investors  Life
                                             Insurance  Company  of   North
                                             America  and  InterContinental
                                             Life  Insurance Company  since
                                             June   1991.   Executive  Vice
                                             President   and  Director   of
                                             Family Life  Insurance Company
                                             since  June  1991.   Executive
                                             Vice President and Director of
                                             Investors    Life    Insurance
                                             Company   of   Indiana   since
                                             February 1995.   From December
                                             1986 to  March 1991, Executive
                                             Vice  President  of   Personal
                                             Financial Security Division of
                                             Aetna Life & Casualty Company.

          Robert F. Spears    52   1992      General   Counsel   and   Vice
                                             President of  FIC and Director
                                             of   Family   Life   Insurance
                                             Company   since   June   1991;
                                             partner  of  the  law firm  of
                                             Locke  Purnell  Rain  Harrell,
                                             Dallas,  Texas, for  more than
                                             five years prior to June 1991.

          Dale E. Mitte       61   1994      Senior  Vice  President  since
                                             January    1993    and    Vice
                                             President,  Chief  Underwriter
                                             and  Director  since  December
                                             1988    of   Investors    Life
                                             Insurance  Company  of   North
                                             America  and  InterContinental
                                             Life     Insurance    Company.
                                             Director  from  June  1991  to
                                             April 1992  and Vice President
                                             and  Chief  Underwriter  since
                                             June   1991  of   Family  Life
                                             Insurance Company.   Director,
                                             Senior   Vice  President   and
                                             Chief Underwriter of Investors
                                             Life   Insurance  Company   of
                                             Indiana since June 1995.

          Leonard A. Nadler   53   1994      President,    Leonard   Nadler
                                             Associates, Inc., a commercial
                                             real estate brokerage  company
                                             located   in    Los   Angeles,
                                             California, for  more than the
                                             last five years.

          Frank Parker        66   1994      President, Gateway  Tugs, Inc.
                                             and Par-Tex Marine, Inc., both
                                             of   which   are  located   in
                                             Brownsville,  Texas   and  are
                                             engaged   in   operating   and
                                             chartering      harbor     and
                                             intracoastal  tug  boats,  for
                                             more than the last five years.

          Jeffrey H. Demgen   43   1995      Senior   Vice  President   and
                                             Director   of   Family    Life
                                             Insurance     Company    since
                                             October  1992.   Director  and
                                             Senior   Vice   President   of
                                             Investors    Life    Insurance
                                             Company of  North America from
                                             October  1992  to  June  1995.
                                             Senior   Vice   President   of
                                             InterContinental          Life
                                             Insurance Company from October
                                             1992  to  June  1995.   Senior
                                             Vice   President   of   United
                                             Insurance  Company  of America
                                             from  September  1984 to  July
                                             1992.

          Roger H. Hamm       51   1995      Executive  Vice President  and
                                             Director  of   Investors  Life
                                             Insurance Company of  Indiana,
                                             Investors    Life    Insurance
                                             Company  of North  America and
                                             Family Life Insurance  Company
                                             since   August  1995.     Vice
                                             President and  Director of FIC
                                             and ILCO since September 1995.
                                             Executive  Vice  President  of
                                             InterContinental          Life
                                             Insurance Company since August
                                             1995.  Vice President of Aetna
                                             Life  & Casualty  Company from
                                             1972 to 1995.

          Mr. Nadler and his wife were general partners of a single-asset partnership that owned The Palmilla Apartments, a 26 unit apartment complex in Hollywood, California. In March 1992, a receiver for that property was appointed by stipulation of the parties in connection with the conveyance of that property to the mortgagee. The receiver was discharged by stipulation of the parties in September 1992.

          The incumbent directors have been nominated for submission to vote of the shareholders for reelection at the 1996 annual shareholders' meeting.

          (b) Executive Officers of the Registrant

          The following table sets forth the names and ages of the persons who served as the Registrant's Executive Officers during 1995 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

               Name           Age       Positions and Offices

          Roy F. Mitte        64        Chairman of the Board,
                                        President and Chief
                                        Executive Officer

          James M. Grace      52        Vice President, Secretary,
                                        and Treasurer

          Eugene E. Payne     53        Vice President

          Joseph F. Crowe     57        Vice President

          Roger H. Hamm       51        Vice President

          In May 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

          (c)  Identification of certain significant employees

          Not applicable.

          (d)  Family relationships

          Dale E. Mitte is Roy F. Mitte's brother.

          (e)  Business experience

          All of the executive officers of the Company are members of the Board of Directors, and their business experience has been outlined in Item 10 (a).

          (f) Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Form 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during the period from January 1, 1995 through December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

          Item 11.  Executive Compensation

          Summary Compensation Table

          The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the four other persons who were serving as executive officers of the Company at the end of 1995 and received cash compensation exceeding $100,000 during 1995.


                                    Annual Compensation


          Name and                                            All Other
          Principal          Salary(1)   Bonus(1)  Other(2)   Compensation
          Position     Year    ($)         ($)       ($)          ($)
          ------------------------------------------------------------------
          Roy F. Mitte,
          Chairman of
          Board,
          President and
          Chief         1995  503,500    -0-         -0-      1,120,513(4)
          Executive     1994  503,500 1,076,159(3)   -0-      1,376,663(5)
          Officer       1993  503,500    -0-         -0-      3,237,120(6)

          James M.
          Grace,
          Vice
          President,    1995  195,000    10,000      -0-         -0-
          Secretary and 1994  195,000     2,500      -0-         -0-
          Treasurer     1993  195,000     5,000      -0-         -0-

          Eugene E.
          Payne,        1995  195,000    10,000      -0-         -0-
          Vice          1994  195,000     5,000      -0-         -0-
          President     1993  195,000      -0-      -0-         -0-

          Joseph F.
          Crowe,        1995  195,000    10,000      -0-         -0-
          Vice          1994  195,000     5,500      -0-         -0-
          President     1993  195,000     3,000      -0-         -0-

          Roger H.
          Hamm,
          Vice
          President(7)  1995   67,308       -0-   175,371(8)     -0-


               (1) The salaries and bonuses set forth in the table were paid by ILCO, except that $216,857 of Mr. Mitte's salary in 1995, $251,700 of Mr. Mitte's salary and
                    $538,080  of his  bonus  in 1994  and  $251,750 of  Mr.
                    Mitte's salary in 1993 were paid directly to him by Family Life. The executive officers of FIC have also been executive officers of Family Life, the insurance subsidiary of FIC, and ILCO and its insurance subsidiaries. Family Life reimbursed ILCO (or, in the case of Mr. Mitte, paid Mr. Mitte directly) the following amounts as Family Life's share of the executive officers' cash compensation for 1993, 1994 and 1995: $251,750, $789,830 and $216,857,
                    respectively, for Mr. Mitte; $55,750, $70,590 and $88,293, respectively, for Mr. Grace; $91,650, $126,750 and $79,875, respectively, for Dr. Payne; $55,350, $68,250 and $88,293, respectively, for Mr. Crowe; and $109,205 (1995 only) for Mr. Hamm.

               (2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.

               (3) ILCO's Compensation Committee made a recommendation to ILCO's Board of Directors, which the Board adopted, that a bonus be paid to Mr. Mitte to enable him to pay off the $650,000 loan that ILCO had made to Mr. Mitte in 1989 and to reimburse him for the amount of federal income tax payable on the bonus. Since ILCO and FIC have usually each paid one-half of Mr. Mitte's cash compensation, FIC's Board of Directors, acting on the recommendation of its Compensation Committee, subsequently authorized FIC to pay $500,000 of that bonus to Mr. Mitte. Therefore, FIC paid $500,000, and ILCO paid $576,159, of the bonus.

               (4) In 1989, ILCO's Board of Directors granted Mr. Mitte options to purchase 600,000 shares of ILCO's Common Stock. In October 1992, Mr. Mitte surrendered to ILCO for cancellation options to purchase 120,000 shares. ILCO and Mr. Mitte entered into a contract in 1993 providing for the cancellation of 240,000 options for an aggregate amount of $3,237,120 in 1993 and the cancellation in subsequent years of the remaining options for an aggregate amount of $3,610,240. In addition, the Company agreed to pay Mr. Mitte the amount necessary to ensure that Mr. Mitte will receive the same amount, after federal income tax, that he would have received if the options had been cancelled in 1992. During 1995, Mr. Mitte was paid $836,582 for the cancellation in 1995 of options to purchase 50,000 shares of ILCO's Common Stock, $156,323 for the federal income tax reimbursement relating to the cancellation in 1994 of options to purchase 68,500 shares and
                    $127,608 as the final payment relating to the cancellation in 1993 of options to purchase 240,000 shares. These option cancellation payments were made pursuant to the contract referred to above. FIC's Compensation Committee made a recommendation to FIC's Board of Directors, which it adopted, that, in lieu of paying Mr. Mitte a bonus as it has in the past, FIC pay $407,000 of these option cancellation payments to Mr. Mitte, with the balance of $713,513 being paid by ILCO.

               (5) During 1994, ILCO paid Mr. Mitte $997,520 for the cancellation in 1994 of options to purchase 68,500 shares of ILCO's Common Stock and $379,143 for the federal income tax reimbursement relating to the cancellation in 1993 of options to purchase 240,000 shares. Both of these payments were made pursuant to the contract referred to in footnote (4).

               (6) ILCO paid this amount in 1993 to Mr. Mitte for the cancellation of options to purchase 240,000 shares of ILCO's Common Stock pursuant to the contract referred to in footnote (4).

               (7) Mr. Hamm became an executive officer of FIC and ILCO in August 1995.

               (8) This amount was paid as relocation assistance by the Company to Mr. Hamm in connection with his relocation from Connecticut to Austin, Texas.

          Compensation of Directors

          Directors who are not officers or employees of the Company are paid a $5,000 annual fee, and are compensated $1,000 for each regular or special meeting of the Board of Directors which they attend in person.

          Members of Compensation Committee

          The Compensation Committee makes recommendations to the Board of Directors with respect to the Chief Executive Officer's compensation. The members of the Compensation Committee are John
          D. Barnett, Leonard A. Nadler and Frank Parker.

          Compensation Committee Interlocks and Insider Participation

          Roy F. Mitte determines the compensation of all executive officers of FIC, other than the Chief Executive Officer. Mr. Mitte is the Chairman of the Board, President and Chief Executive Officer of FIC and ILCO. He also determines the compensation of all executive officers of ILCO, other than the Chief Executive Officer.

          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

          The following table presents information as of March 19, 1996 as to all persons who, to the knowledge of the Registrant, were the beneficial owners of five percent (5%) or more of the Common Stock of the Registrant.

                                     Amount and Nature
          Name and Address of        of Beneficial              Percent
          Beneficial Owner           Ownership                  of Class

          Roy F. Mitte,
          Chairman of the Board,
          President and Chief
          Executive Officer,
          701 Brazos
          Suite 1400,
          Austin, Texas  78701          373,304 (1)              34.39% (1)

          InterContinental Life
            Corporation
          701 Brazos
          Suite 1400,
          Austin, Texas  78701          145,423 (2)*             12.19% (3)

          Investors Life Insurance
            Company of North America
          701 Brazos
          Suite 1400
          Austin, Texas  78701          145,423 (2)*             12.19% (3)

          (1) These shares are held jointly by Mr. Mitte with his wife Joann C. Mitte.

          (2) Of such shares, 29,100 shares are owned by Investors-NA, 8,850 shares are owned by ILIC, and 107,473 shares are issuable upon exercise of an option held by Investors-NA. Investors-NA is a direct subsidiary of ILCO. ILIC is a direct subsidiary of Investors-NA.

          (3) Assumes that outstanding stock options or warrants held by other persons have not been exercised.

           *   See  Item 1.    Business-Acquisition of  Family  Life for  a
               description of the options granted to Investors-NA.

          The following table contains information as of March 19, 1996 as to the Common Stock of the Registrant beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Registrant as a group. Messrs. Barnett, Crowe, Demgen, Hamm, Parker, Payne and Spears did not beneficially own any shares of FIC as of March 19, 1996. The information contained in the table has been obtained by the Registrant from each director and executive officer, except for the information known to the Registrant. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.

                                     Amount and Nature of       Percent of
          Name                       Beneficial Ownership       Class

          Roy F. Mitte                373,304 (1)(2)            34.39%
          James M. Grace                1,120 (2)                 *
          Dale E. Mitte                   400                     *
          Leonard A. Nadler               333                     *

          All Executive Officers,
          Nominees and Directors as
          a group (11 persons)        375,157 (1)(2)            34.56

          (1) These shares are held by Mr. Mitte jointly with his wife Joann C. Mitte.

          (2) No executive officer or director holds any options to acquire FIC Common Stock. Messrs. Roy Mitte, Grace, Payne and Crowe are executive officers and/or directors of ILCO and beneficially owned approximately 67% of the outstanding shares of ILCO common stock as of March 19, 1996. Since FIC beneficially owns 62% of ILCO Common Stock, Mr. Roy Mitte's personal holdings are combined with FIC's holdings in determining the percentage of ILCO Common Stock beneficially owned by Mr. Mitte. ILCO beneficially owned 145,423 shares of FIC Common Stock (12.19% of the outstanding shares) as of March 19, 1996.

           *   Less than 1%.

          Item 13.  Certain Relationships and Related Transactions

          The obligations of ILCO under the New ILCO Senior Loan are guaranteed by FIC. FIC presently owns 1,966,346 shares of ILCO Common Stock, constituting 47.03% of such shares outstanding, and holds options to acquire an additional 1,702,155 shares at the average bid price of such shares during the six-month period preceding the date of any such purchase. In the event that such options were to be fully exercised, the total number of ILCO's shares owned by FIC would constitute 62.35% of ILCO's outstanding Common Stock.

          Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies and Secretary of FIC, and Messrs. Payne and Crowe serve as Vice Presidents and Directors of both companies. Mr. Roy Mitte holds beneficial ownership of 34.39% of the outstanding shares of the Company (see "Security Ownership of Certain Beneficial Owners"). Mr. Mitte was granted an option to purchase 600,000 shares of the common stock of ILCO (as adjusted to reflect a three-for-one split in February 1990) on May 8, 1989 in equal annual installments of 150,000 shares each. Each installment was subject to the approval of the Board of Directors, and would be exercisable for a period of ten years from the date of grant at a price of $1.00 per share (as adjusted). The Board of Directors voted to award installments of 150,000 shares in each of 1989, 1990, 1991 and 1992. In October 1992 Mr. Mitte surrendered to ILCO for cancellation options to purchase 120,000 shares. ILCO and Mr. Mitte entered into an agreement in 1993 providing for the cancellation of the remaining options to purchase 480,000 shares. See Item 11. Executive Compensation.

          In May 1989, the Board of Directors of ILCO granted Roy F. Mitte the right to borrow up to $650,000 from ILCO to be used solely for the purchase of FIC common stock pursuant to Mr. Mitte's then existing options. A principal purpose of said loan was to enable Mr. Mitte to maintain his equity position in FIC, as required under the terms of the lending agreements entered into in connection with the purchase of the Investors Life Companies (see "Acquisition of Investors Life Companies"). Said loan, which was exercised on June 1, 1989, carried no interest and was payable in five years. The loan was paid in full in 1994. See Item 11. Executive Compensation.

          When it acquired Austin Centre, Investors-NA leased the hotel to FIC Realty Services, Inc. ("FIC Realty"), a subsidiary of FIC, pursuant to which FIC Realty pays monthly rent to Investors-NA in an amount equal to 95% of the net operating profits of the hotel for the preceding month (excess of all hotel revenues over all hotel expenses, including insurance, utilities and property taxes). Any net operating loss for a month is carried forward and deducted from the net operating profit for the next month that has such a profit. During 1995, FIC Realty paid $1,991,356 of rent to Investors-NA pursuant to this lease. FIC Realty has delegated the management of the hotel to an unrelated third party pursuant to a management agreement, but FIC Realty bears most of the economic risks in operating the hotel. As an inducement to FIC Realty's agreeing to bear those risks, Investors-NA has agreed to provide funds to pay expenses in operating the hotel to the extent that the cash flow from such operations is not sufficient to do so.

          Alcoholic beverages had been sold at the hotel by an unrelated third party pursuant to a lease it had with FIC Realty until September 30, 1994. Commencing October 1, 1994, all alcoholic beverages sales have been conducted by Atrium Beverage Corporation ("Atrium Beverage"), a new subsidiary of FIC Realty. Atrium Beverage subleases from FIC Realty space in the hotel for the storage, service and sale of alcoholic beverages pursuant to which Atrium Beverage pays monthly rent to FIC Realty of $12,500. The sublease provides that the rent paid during each calendar year will be reduced to the extent necessary to insure that Atrium Beverage's net operating profit from alcoholic beverage sales is not less than 5% of its gross receipts from such sales. Atrium Beverage and FIC Realty are also parties to a management agreement whereby FIC Realty manages Atrium Beverage's alcoholic beverage operations at the hotel for a monthly fee equal to 28% of the gross receipts from alcoholic beverages sales. During 1995, Atrium Beverage paid FIC Realty rent and management fees totalling $319,815. All of that amount was included in the hotel revenues of FIC Realty for purposes of determining its net operating profits under the hotel lease agreement with Investors-NA.

          Investors-NA entered into a management agreement in September 1991 with FIC Property Management, Inc. ("FIC Management"), a subsidiary of FIC, whereby it appointed FIC Management to manage, lease and operate the office tower, retail areas, underground parking garage and common areas of Austin Centre. FIC Management is paid fees in an amount equal to 5% of the net operating profit that Investors-NA receives from the properties managed and leased by FIC Management. During 1995, Investors-NA paid $130,760 of fees to FIC Management under this agreement.

          As  part  of the  financing  arrangement for  the  acquisition of
          Family Life,   a $22.5 million loan was made  by Investors-NA to
          FLC, a subsidiary of FIC, and a $2.5 million loan was made by Investors-CA to FIC. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. The options will expire on June 12, 1998 if not previously exercised. See Item 1. Business - Acquisition of Family Life.

          On July 30, 1993, Investors-NA loaned $34.5 million to two subsidiaries of FIC in connection with the prepayment of the Merrill Lynch Subordinated Loans. See Item 1. Business-Family Life Senior and Subordinated Loans - The Family Life Refinancing.

          FIC was reimbursed by  ILCO for rental expense and  certain other
          operating expenses incurred during  1995 on behalf of ILCO.   The
          amount of such reimbursement was approximately $830,000.

          Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Commencing December 1, 1994, all of those data processing needs are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a new subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs
          of  providing those  services   to all   of  the   subsidiaries.
          Family Life paid $779,052 and ILCO's insurance subsidiaries paid $1,655,486 to FIC Computer for data processing services provided during 1995.

          In 1995, Family Life entered into a reinsurance agreement with Investors-NA pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

                                       Part IV

          Item 14.  Exhibits, Financial Statement Schedules and  Reports on
                    Form 8-K

          (a) The following documents have been filed as part of this report:

               1.  Financial Statements (See Item 8)

               ILCO Form 10-K as of December 31, 1993, 1994 and 1995 and the Financial Statements contained therein are hereby incorporated by reference.

          The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

               Report of Independent Accountants . . . . . . . . . . .F-2

               Consolidated Balance Sheets,
               December 31, 1995 and 1994. . . . . . . . . . . . . . .F-3

               Consolidated Statements of Income, for
               years ended December 31, 1995, 1994 and 1993. . . . . .F-5

               Consolidated Statements of Changes in
               Shareholders' Equity, for the years ended
               December 31, 1995, 1994 and 1993. . . . . . . . . . . .F-8

               Consolidated Statement of Cash Flows, for the
               years ended December 31, 1995, 1994 and 1993. . . . . .F-9

               Notes to Consolidated Financial Statements. . . . . . .F-11

               2.   The   following    consolidated   financial   statement
                    schedules  of  Financial  Industries   Corporation  and
                    Subsidiaries are included:

               Schedule I     -    Summary of Investments
                                   Other Than Investments in
                                   Related Parties. . . . . . . . . . F-39

               Schedule III   -    Condensed Financial Statements
                                   of Registrant. . . . . . . . . . . F-40

               Schedule IV    -    Indebtedness of and to
                                   Related Parties. . . . . . . . . . F-43

               Schedule VI    -    Reinsurance Ceded and Assumed. . . F-44

               Schedule VII   -    Guarantees of Securities of
                                   Other Issuers. . . . . . . . . . . F-45

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

               2. Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits on Page Ex-1.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.


                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Financial Industries Corporation

                                    (Registrant)

          By:/s/ Roy F. Mitte                  By:/s/ James M. Grace
             Roy F. Mitte, Chairman of            James M. Grace, Treasurer
             the Board, President and             Principal Accounting and
             Chief Executive Officer              and Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1996.

          /s/ Roy F. Mitte
          Roy F. Mitte, Director

          /s/ James M. Grace
          James M. Grace, Director

          /s/ Eugene E. Payne
          Eugene E. Payne, Director

          /s/ Joseph F. Crowe
          Joseph F. Crowe, Director

          /s/ Jeffrey H. Demgen
          Jeffrey H. Demgen, Director

          /s/ Roger H. Hamm
          Roger H. Hamm, Director

          /s/ Robert F. Spears
          Robert F. Spears, Director

          /s/ Dale E. Mitte
          Dale E. Mitte, Director

          /s/ John D. Barnett
          John D. Barnett, Director

          /s/ Leonard A. Nadler
          Leonard A. Nadler, Director

          /s/s Frank Parker
          Frank Parker, Director



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          FORM 10-K--ITEM 14 (a) (1) and (2)
                             LIST OF FINANCIAL STATEMENTS
                                  TABLE OF CONTENTS


          (1) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

               Report of Independent Accountants........................F-2

               Consolidated Balance Sheets, December 31, 1995 and 1994..F-3

               Consolidated Statements of Income, for the years ended
                December 31, 1995, 1994 and 1993........................F-5

               Consolidated Statements of Changes in Shareholders' Equity
                for the years ended December 31, 1995, 1994 and 1993....F-8

               Consolidated Statements of Cash Flows, for the years ended
                December 1995, 1994 and 1993...........................F-11

               Notes to Consolidated Financial Statements..............F-13

          (2)  The following consolidated financial statements schedules of
               Financial  Industries  Corporation   and  Subsidiaries   are
               included:

               Schedule I  - Summary of Investments  Other Than Investments
               in Related Parties......................................F-42

               Schedule III - Condensed Financial Statements of
               Registrant............................................. F-43

               Schedule IV - Indebtedness of and to Related Parties....F-46

               Schedule VI - Reinsurance Ceded and Assumed.............F-47

               Schedule VII- Guarantees of Securities of Other Issuers.F-48


          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.


                          REPORT OF INDEPENDENT ACCOUNTANTS

          To the Board of Directors and Shareholders of Financial Industries Corporation


          In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page F-1 present fairly, in all material respects, the financial position of Financial Industries Corporation and its subsidiaries (the Company) at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


          /s/ Price Waterhouse LLP


          Price Waterhouse LLP
          Dallas, Texas
          March 27, 1996



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                         (in thousands)
                                                        1995         1994

          ASSETS

          Investments other than investment in
           affiliate:
           Fixed maturities available for sale at
           market value (amortized cost of $79,961
           and $83,397 at December 31, 1995 and
           1994)                                    $  83,632   $   77,468
          Equity securities at market (cost
           approximates $11 at December 31, 1995
           and 1994)                                        4            4
          Policy loans                                  1,774        1,231
          Short-term investments                       27,180       28,365
            Total investments                         112,590      107,068

          Cash                                          1,414          933

          Investment in affiliate                      45,736       24,912

          Accrued investment income                     1,102        1,166

          Agency advances and other receivables        10,368        6,979

          Reinsurance receivables                       2,383        2,186

          Due and deferred premiums                     9,726        9,714

          Property and equipment, net                   7,452        4,057

          Deferred policy acquisition costs            36,537       29,975

          Present value of future profits of
           acquired businesses                         45,415       50,712

          Deferred financing costs                        168          389

          Other assets                                  6,264        6,286

          Separate account assets                       8,523        8,723

            TOTAL ASSETS                            $ 287,678   $  253,100



                The accompanying notes are an integral part of these
                          consolidated financial statements.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                         (in thousands)
                                                        1995        1994


          LIABILITIES AND SHAREHOLDERS' EQUITY

          Liabilities:
          Policy liabilities and contractholder
           deposit funds:
          Future policy benefits                    $   54,909  $   60,411
          Contractholder deposit funds                  41,456      30,759
          Unearned premiums                                132         196
          Other policy claims and benefits
           payable                                       5,836       6,579
                                                       102,333      97,945

          Senior loans                                   6,765      17,060
          Subordinated notes payable to
           affiliate                                    61,224      60,759
          Deferred federal income taxes                 14,783       7,010
          Other liabilities                             11,315       9,807
          Separate account liabilities                   8,523       8,723

          TOTAL LIABILITIES                            204,943     201,304

          Commitments and Contingencies
           (See Note 4, 8, 12, 14)

          Shareholders' equity:
          Common stock, $1.00 par value, 3,304,200
           shares authorized; 1,169,060 shares
           issued, 1,085,593 outstanding in 1995
           and 1994                                      1,169       1,169
          Additional paid-in capital                     7,225       7,225
          Net unrealized gain (loss) on
           investments in  fixed maturities
           available for sale                            8,052     (12,858)
          Net unrealized appreciation of equity
           securities                                       11          (1)
          Retained earnings                             66,700      56,683
                                                        83,157      52,218

          Common treasury stock, at cost,
           83,467 shares in 1995 and 1994                (422)       (422)
          Total shareholders' equity                   82,735      51,796


          TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                   $  287,678  $  253,100


                The accompanying notes are an integral part of these
                         consolidated financial statements.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                                 1995       1994      1993
                                                      (in thousands)

          Revenues:
           Premiums                           $ 43,899  $ 48,872  $  54,244
           Net investment income                 7,643     7,449      7,800
           Net realized (loss) gain on
            sale of investments                    -0-       (23)       144
           Earned insurance charges              7,059     8,911      8,027
           Other                                 4,807     3,315      3,808
                                                63,408    68,524     74,023


          Benefits and expenses:
           Policyholder benefits and expenses 21,011 21,837 20,889 Interest expense on contract-
            holders deposit funds                2,143     2,124      1,903
           Amortization of present value
            future profits of acquired
            businesses                           5,297    11,447     12,264
           Amortization of deferred policy
            acquisition costs                    3,755     2,955      1,783
           Operating expenses                   16,184    14,689     17,937
           Interest expense                      4,624     4,862      7,687
                                                53,014    57,914     62,463


          Income before federal income tax,
           equity in net earnings of
           affiliates, extraordinary items
           and cumulative effect of change
           in accounting principle of
           affiliate                            10,394    10,610     11,560

          Provision for federal income taxes:
           Current                                (717)      (82)       335
           Deferred                              3,145     2,428      2,638

          Income before equity in net earn-
           ings of affiliates, extraordinary
           items and cumulative effect of
           change in accounting principle
           of affiliate                          7,966     8,264      8,587

          Equity in net earnings of
           affiliate, net of tax                 2,051     1,690      3,038

          Income before extraordinary items
           and cumulative effect of change in
           accounting principle of affiliate    10,017     9,954     11,625


                The accompanying notes are an integral part of these
                               consolidated statements.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                                   1995     1994      1993
                                                    (in thousands)
          Extraordinary items:

          Cost of early extinguishment
           of debt of affiliate, net of
           tax benefit                              -0-       -0-   (2,789)

          Gain from early extinguishment of
           debt, net of tax                         -0-       -0-    8,344

          Income before cumulative effect
           of change in accounting
           principle of affiliate                10,017     9,954   17,180

          Cumulative effect of change in
           accounting principle of
           affiliate, net of tax benefit            -0-       -0-   (1,159)

          Net income                          $  10,017 $   9,954 $ 16,021


                 The accompanying notes are an integral part of these
                          consolidated financial statements.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands except per share data)

                                                Years Ended December 31,
                                                  1995      1994      1993
                                                    (in thousands)

          Common stock and common stock
           equivalents                           1,108     1,106     1,111

          Net income per share before
           extraordinary items and
           cumulative effect of change in
           accounting principle of
           affiliate                          $   9.04  $   9.00  $  10.46

          Extraordinary items:

          Cost of early extinguishment of
           debt of affiliate, net of
           tax benefit                            0.00      0.00     (2.51)

          Gain from early extinguishment
           of debt, net of tax                    0.00      0.00      7.51

          Net income per share before
           cumulative effect of change
           in accounting principle
           of affiliate                           9.04      9.00     15.46

          Cumulative effect of change in
           accounting principle of
           affiliate, net of tax benefit          0.00      0.00     (1.04)

          Net income per share of common
           stock                              $   9.04  $   9.00  $  14.42



                 The accompanying notes are an integral part of these
                          consolidated financial statements.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)

                                                                Additional
                                         Common Stock           Paid-in
                                       Shares      Amount       Capital

          Balance at December 31,
            1992                         1,169    $  1,169     $   7,225
           Net income

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities
           Cost of purchase options
            by affiliate

          Balance at December 31,
            1993                         1,169       1,169         7,225
           Net Income

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities
           Cost of purchase options
            by affiliate

          Balance at December 31,
            1994                         1,169        1,169        7,225
           Net Income

           Change in net unrealized
            gain on investments in
            fixed maturities
            available for sale
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities

          Balance at December 31,
            1995                     $    1,169   $   1,169    $   7,225



                 The accompanying notes are an integral part of these
                          consolidated financial statements.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)
                                                          Net Unrealized
                                        Net               (Loss) Gain on
                                        Unrealized        Investments in
                                        Appreciation      Fixed Maturities
                                        of Equity         Available For
                                        Securities        Sale
          Balance at December 31,
            1992                       $      (7)              $   6,940
           Net income

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale                                    (2,084)
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                        74
           Cost of purchase options
            by affiliate

          Balance at December 31,
            1993                              67                   4,856
           Net Income

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale                                   (17,714)
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                       (68)
           Cost of purchase options
            by affiliate

          Balance at December 31,
            1994                              (1)                (12,858)
           Net Income

           Change in net unrealized
            gain on investments in
            fixed maturities
            available for sale                                    20,910
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                        12

          Balance at December 31,
            1995                      $       11               $   8,052


                The accompanying notes are an integral part of these
                          consolidated financial statements.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)

                                                   Common       Total
                                        Retained   Treasury     Shareholders'
                                        Earnings   Stock        Equity

          Balance at December 31,
            1992                        $34,543   $  (422)     $49,448
           Net income                    16,021                 16,021

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale                                  (2,084)
          Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                                              74
           Cost of purchase options
            by affiliate                 (3,835)                (3,835)

          Balance at December 31,
            1993                         46,729      (422)      59,624
           Net Income                     9,954                  9,954

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale                                 (17,714)
          Change in net unrealized
            appreciation
            (depreciation) of equity
            securities
           Cost of purchase options                                (68)
            by affiliate


          Balance at December 31,
            1994                         56,683      (422)      51,796
           Net Income                    10,017                 10,017

           Change in net unrealized
            gain on investments in
            fixed maturities
            available for sale                                  20,910
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                                              12

          Balance at December 31,
            1995                        $66,700   $  (422)     $82,735


                 The accompanying notes are an integral part of these
                          consolidated financial statements.


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                                1995      1994      1993
                                                     (in thousands)
          CASH FLOWS FROM OPERATING
          ACTIVITIES

          Net Income                          $ 10,017  $  9,954  $ 16,021
          Adjustments to reconcile net income
           to net cash (used in) provided by
           operating activities:
          Net gain from early extinguishment
           of debt, net of tax                     -0-       -0-    (5,555)
          Amortization of present value of
           future profits                        5,297    11,447    12,264

          Amortization of deferred policy
           acquisition costs                     3,755     2,955     1,783

          Financing costs amortized                221       654       249

          Depreciation on property and
           equipment                               -0-       120       287

          Equity in undistributed earnings
           of affiliate                         (5,043)   (4,673)   (1,076)

          Changes in assets and liabilities:

          Decrease (Increase) in accrued
           investment income                        64       (71)      224
          Increase in agent advances and
           other receivables                    (3,586)   (1,924)     (731)
          Increase in due premiums                 (12)   (1,847)   (1,861)
          Increase in deferred policy
           acquisition costs                   (10,318)   (9,610)  (10,311)
          Decrease (Increase) in other assets       22    (1,704)    1,552
          (Decrease) Increase in policy
           liabilities and accruals              4,388       233      (183)
          Increase (Decrease) in other
           liabilities                           1,508    (2,655)    1,161
          Increase in policy loans                (543)     (361)     (218)
          (Decrease) Increase in deferred
           federal income taxes                  7,773    (1,261)    3,827
          Other, net                            (4,475)    4,081      (519)
          Net cash provided by (used in)
           operating activities               $  9,068  $  5,338  $ 16,914


                The accompanying notes are an integral part of these
                          consolidated financial statements.


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                 Year Ended December 31,
                                                 1995     1994      1993
                                                     (in thousands)
          CASH FLOWS FROM INVESTING
          ACTIVITIES


          Fixed maturities purchased          $ (1,051) $(11,206) $(41,941)
          Proceeds from sales and maturities
           of fixed maturities                   4,504     3,679    37,756
          Net decrease in short-term
           investments                           1,185    11,963     6,920
          Purchase & retirement of property
           and equipment                        (3,395)      -0-      (205)

          Net cash provided by (used in)
           investing activities                  1,243     4,436     2,530

          CASH FLOWS FROM FINANCING
          ACTIVITIES

          Issuance of subordinated notes
           payable                                 465       413    34,847
          Repayment of senior loan and
           subordinated notes                  (10,295)  (11,772)  (58,684)
          Net gain from early extinguishment
           of debt, net of tax                     -0-       -0-     5,555

          Net cash  used in financing
           activities                           (9,830)  (11,359)  (18,282)

          Net increase (decrease) in cash          481    (1,585)    1,162

          Cash, beginning of year                  933     2,518     1,356

          Cash, end of year                   $  1,414  $    933  $  2,518

          Supplemental Cash Flow Disclosures:

          Income taxes paid                   $    150  $  1,725  $  4,730

          Interest paid                       $  4,107  $  4,645  $  6,160


                The accompanying notes are an integral part of these
                          consolidated financial statements.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization

          Financial Industries Corporation (FIC or the "Company") is principally engaged, through its subsidiaries, in administering existing portfolios of individual and group life insurance, disability insurance policies and annuity products. The Company's insurance subsidiary is also engaged in the business of marketing and underwriting individual life insurance, disability insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents.

          Principles of Consolidation

          The consolidated financial statements include the accounts of FIC and its wholly-owned subsidiaries at December 31, 1995. The more significant subsidiaries are Family Life Insurance Investment Company (FLIIC), Family Life Corporation (FLC), Family Life Insurance Company (Family Life) and Financial Industries
          Corporation Realty Services. The Company's approximate 47% investment in Intercontinental Life Corporation (ILCO) is presented using the equity method of accounting.

          Basis of Presentation

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which differ from statutory accounting principles required by regulatory authorities for the Company's insurance subsidiary. All material intercompany balances and transactions have been eliminated. The following accounting policies describe the accounting principles used in the preparation of the consolidated financial statements.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Investments

          The Company's general investment philosophy is to hold fixed maturity securities until maturity. However, fixed maturities may be sold prior to their maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, consistent with the requirements of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which is effective for fiscal years beginning after December 15, 1993, most fixed maturity investments are classified as available for sale and are carried at market value. All other fixed maturities are carried at the lower of amortized cost or net realizable value, as management has the positive intent and the Company has the ability to hold such investments to maturity. Unrealized gains and losses on securities available for sale are not recognized in earnings but are reported as a separate component of equity, net of related income taxes. Premiums and discounts on collateralized mortgage obligations (CMOs) are amortized over the estimated redemption period as opposed to the stated maturity. An adjustment to the investment and investment income is recorded on a retrospective basis to reflect the amounts that would have existed had the new effective yield been applied since the acquisition of the CMO's. The Company endeavors to minimize the portfolio's exposure to interest rate changes inherent in interest-sensitive products by selecting and selling investments so that diversity, maturity and liquidity factors approximate the duration of related policyholder liabilities.

          Equity securities are carried at market values. Unrealized gains and losses on equity securities, net of deferred income taxes, if applicable, are reflected directly in shareholders' equity. Policy loans represent unpaid balances and do not exceed the cash surrender value of the related policies.

          Short-term investments are carried at cost, which approximates market value, and generally consist of those fixed maturities and other investments with maturities less than one year from the date of purchase. Securities pledged as collateral for repurchase agreements are held by the Company's investment custodian until maturity of the repurchase agreement. Provisions of the agreement and procedures adopted by the Company ensure that the market value of the collateral, including accrued interest thereon, is sufficient in the event of default by the counterparty.

          The cost of investments sold is determined on the specific identification basis, except for stocks, for which the first-in, first-out method is employed. When impairment of the value of an investment is considered other than temporary, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established.

          Cash and Cash Equivalents

          Generally, cash includes cash on hand and on deposit in noninterest bearing accounts. Short term investments with maturities of three months or less at the time of purchase are reported as cash equivalents.

          Property and Equipment

          Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over estimated useful lives of 10 to 33 years. Maintenance and repairs are charged to expense when incurred.

          Deferred Policy Acquisition Costs

          The cost of acquiring new business, principally first year commissions and certain expenses of the policy issuance and underwriting departments, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs related to mortgage life business are deferred and amortized over the premium paying period of the related policies. Acquisition costs related to universal life products are deferred and amortized in proportion to the ratio of estimated annual gross profits to total estimated gross profits over the expected lives of the contracts.

          Intangibles

          The  present value of future profits  of acquired businesses (See
          Note 5) is amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to total anticipated premium revenue applicable to such policies. Interest on the unamortized present value of future profits is accreted at approximately 8.5% per annum. The fair value of the net assets acquired exceeded the purchase price and negative goodwill associated with the purchase has been netted against the calculated amount of present value of future profits. The negative goodwill is being amortized over seven years using the straight line method of amortization.

          Deferred Financing Costs

          Financing costs associated with the Company's Senior Loan have been deferred and are being amortized over the borrowing period using the interest method.

          Separate Accounts

          Separate account assets, carried at market value, and liabilities represent policyholder funds maintained in accounts having specific investment objectives. The net investment income, gains and losses of these accounts, less applicable contract charges, accrue directly to the policyholders. The separate account business was fully reinsured to Merrill Lynch at the date of sale through an assumption reinsurance agreement which is pending regulatory approval.

          Guaranty Fund Assesment

          The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the
          Company's  insurance  subsidiaries  to  pay  assessments  (up  to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength, and in certain instances, may be offset against future premium taxes. The Company's insurance subsidiaries record the expense for guaranty fund assessment from states which do not allow premium tax offsets in the period assessed. The Company's insurance subsidiaries expensed approximately $189,929, $148,301 and $119,087 in the years ended December 31, 1995, 1994 and 1993, respectively, as a result of such assessments.

          Policy Liabilities and Contractholder Deposit Funds

          Liabilities for future policy benefits for mortgage life insurance products are computed using the net level premium method or an actuarial equivalent method. The assumption for future investment yield is 8 1/2%. Assumptions for mortality and withdrawal are based on company experience with some provision for possible adverse deviation.

          Contractholder deposit funds are liabilities for universal life products. These liabilities consist of deposits received from customers and accumulated at actual credited interest rates on their fund balances less charges for expenses and mortality.

          Other Policy Claims and Benefits Payable

          The liability for other policy claims and benefits payable represents management's estimate of ultimate unpaid losses on claims and other miscellaneous liabilities to policyholders reduced by amounts anticipated to be recovered from reinsurance. Estimated unpaid losses on claims are comprised of losses on claims that have been reported but not yet paid, including estimates of additional development of initial claims estimates, and claims that have been incurred.

          The liability for other policy claims and benefits payable is subject to the impact of changes in claim severity, frequency and other factors. Although there is considerable variability inherent in such estimates, management believes that the liability recorded is adequate.

          Federal Income Taxes

          In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company adopted SFAS 109 on a prospective basis effective January 1, 1991. SFAS 109 mandates the asset and liability method for computing deferred income taxes. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax bases of assets and liabilities using the tax rates which are expected be in effect when these differences are anticipated to reverse.

          In accordance with SFAS 109, total tax expense is the amount of income taxes expected to be payable for the current year plus (or minus) the deferred income tax expense (or benefit) represented by the change in the deferred income tax accounts at the beginning and end of the year. The effect of changes in tax rates and federal income tax laws are reflected in income from continuing operations in the period such changes are enacted.

          The   tax   effect  of   future  taxable   temporary  differences
          (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized.

          In accordance with the SFAS 109, tax benefits associated with the utilization of net operating losses are recognized as a reduction of the current tax provision and are not recognized as extraordinary items in the accompanying statement of operations. Under the previous accounting method (APB 11), the utilization of net operating losses in computing the federal income tax provision was recorded as an extraordinary item.

          There was no cumulative effect of the change in accounting method related to income taxes as January 1, 1991 was the date of adoption of SFAS 109.

          Revenue Recognition

          Premiums on mortgage life and health products are recognized as revenue over the premium paying period. Benefits and expenses are associated with earned premiums, so as to result in recognition of profits over the life of the contracts.

          Revenues for investment-related products consist of contract charges (earned insurance charges) assessed against the fund values and net investment income. Related benefit expenses primarily consist of net investment income credited to the fund values after deductions for investment and risk charges. Revenues for universal life products consist of net investment income and mortality, administration and surrender charges assessed against the fund values. Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life fund values.

          Net Income Per Share

          Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year (See Note 15).

          New Accounting Pronouncements

          In March 1995, the FASB issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

          FAS No. 121 is effective for fiscal years beginning after 1995. The Company plans to adopt FAS No. 121 effective January 1, 1996. Management does not anticipate that adoption of this standard will have a material impact on the Company's financial statements.

          During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which encourages companies to adopt the fair value based method of accounting for stock-based compensation. This method requires the recognition of compensation expense equal to the fair value of such equity securities at the date of the grant. This statement also allows companies to continue to account for stock-based compensation under the intrinsic value based method, as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," with footnote disclosure of the pro forma effects of the fair value based method. SFAS No. 123 is effective for transactions entered into in years that begin after December 15, 1995.

          The Company plans to adopt SFAS No. 123 during 1996 by continuing to account for stock-based compensation under the intrinsic value method and disclosing the pro forma effects of the fair value method in the footnotes to the financial statements.

          Reclassification

          Certain prior years' amounts have been reclassified to conform with the 1995 presentation.

          2.   INVESTMENTS

          Fixed Maturities

          Investments in fixed maturities by category at December 31, 1995 and 1994, respectively, were as follows (in thousands):

                                           Gross      Gross
                                Amortized  Unrealized Unrealized Market
                                Cost       Gains      Losses     Value
          U.S. Treasury
           securities and
           obligations of U.S.
           government agencies
           and corporations . .   $18,124    $ 1,569  $   -0-    $19,693
          States,
           municipalities and
           political
           subdivisions . . . .     4,945         58        2      5,001
          Corporate securities.    10,243        431       12     10,662
          Mortgage-backed
           securities . . . . .    46,649      1,737      110     48,276
           Total Fixed Maturities
            available for sale.   $79,961    $ 3,795  $   124    $83,632


                                           Gross      Gross
                                Amortized  Unrealized Unrealized Market
                                Cost       Gains      Losses     Value
          U.S. Treasury
           securities and
           obligations of U.S.
           government agencies
           and corporations . .   $21,623  $   302    $   371    $21,554
          States,
           municipalities and
           political
           subdivisions . . . .     4,943                 489      4,454
          Corporate securities.    14,190       13      1,423     12,780
          Mortgage-backed
           securities . . . . .    42,641               3,961     38,680
           Total Fixed
            Maturities
            available for sale.   $83,397  $   315    $ 6,244    $77,468

          The amortized value and market value of fixed maturities at December 31, 1995 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized  Market
                                                          Value    Value
                                                          (in thousands)

          Due in one year.............................  $   -0-   $   -0-
          Due after one year through five years.......   17,685    18,482
          Due after five years through ten years......    1,549     1,597
          Due after ten years.........................   14,078    15,278
          Mortgage-backed securities..................   46,649    48,275

               Total Fixed Maturities available
                 for sale.............................  $79,961   $83,632

          To reduce the exposure to market rate changes, portfolio investments are selected so that diversity, maturity, and liquidity factors approximate the duration of associated policyholder liabilities.

          The Company did not have any repurchase agreements at December 31, 1995 and 1994. Proceeds from sales of investments in fixed maturities during 1995 and 1994 were $4,504,000 and $3,679,000, respectively. There were no gains or losses in 1995. Gross losses of $23,000 were realized in 1994.

          Net Investment Income

          The components of net investment income are summarized as follows:

                                             Year Ended December 31,
                                             1995       1994       1993
                                                   (in thousands)

          Fixed maturities                 $ 5,742    $ 5,684    $ 5,494
          Other, including short-term
           investments and policy loans      1,989      1,836      2,618
          Investment expenses                  (89)       (71)      (312)

          Net investment income            $ 7,642    $ 7,449    $ 7,800

          There were no impairments in the value of investments in 1995, 1994 or 1993, which were other than temporary.

          3.   Disclosure about Fair Value of Financial Instruments

          The following estimated fair value disclosures are limited to the reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized nonfinancial assets and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

          The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Selling expenses and potential taxes are not included. The estimated fair value amounts were determined using available market information, current pricing information and various valuation methodologies. If quoted market prices were not readily available for a financial instrument, management determined an estimated fair value. Accordingly, the estimates may not be indicative of the amounts the financial instruments could be exchanged for in a current future market transaction.

          The estimated fair values of the Company's financial instruments at December 31, 1995 are as follows:
                                                      Carrying   Fair
                                                      Amount     Value
                                                        (in thousands)
          Financial assets:
            Fixed maturities                          $ 83,632   $ 83,632
            Policy loans                              $  1,774   $  1,774
            Short-term investments                    $ 27,180   $ 27,180
            Cash and cash equivalents                 $  1,414   $  1,414

          Financial liabilities:
            Senior loans                              $  6,765   $  6,765
            Subordinated notes payable to affiliate   $ 61,224   $ 61,224
            Note payable                              $  5,144   $  5,144
            Other                                     $    172   $    172

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Fixed Maturities

          Fair values are based on quoted market prices or dealer quotes.

          Policy Loans

          Policy  loans  are, generally,  issued  with  coupon rates  below market rates and are considered early payment of the life benefit. As such, the carrying amount of these financial instruments is a reasonable estimate of their fair value.

          Cash and Short-term Investments

          The carrying amount of these instruments approximates market value.

          Senior Loans

          The fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

          Subordinated Notes Payable to Affiliate

          The fair value is based on the Company's estimate of current market conditions.

          4. Investment in
             InterContinental Life Corporation

          The Company carries its investment in ILCO on the equity method of accounting. At December 31, 1995, excess of cost over net assets acquired of $1,686,000, net in accumulated amortization of $1,244,000,is included in investment in affiliate. At December 31, 1994, these amounts were $1,686,000 and $1,144,000, respectively. Amortization of this excess is reflected in equity in net earnings of affiliate. ILCO is primarily engaged in the sale and administration of life insurance products. Summarized financial information for ILCO is set forth below:

          Balance sheet information:                    1995        1994
                                                         (in thousands)

          Investments                               $   669,537 $  547,675
          Deferred policy acquisition costs and
           present value of future profits               73,532     71,435
          Other assets                                  572,224    529,884

            Total Assets                            $ 1,315,293 $1,148,994

          Policy liabilities and contractholder
           deposit funds                            $   689,680 $  628,817
          Other liabilities                             528,528    467,870

          Total liabilities                           1,218,208  1,096,687
          Common stock, additional paid-in
           capital and retained earnings                 83,399     72,005
          Net unrealized gain (loss)                     13,686    (19,698)
          Shareholders' equity                           97,085     52,307
          Total liabilities and
           shareholders' equity                     $ 1,315,293 $1,148,994


          4. Investment in
             InterContinental Life Corporation

          Results of operations:                1995      1994      1993
                                                    (in thousands)

          Premium income                      $ 11,694  $ 14,317  $ 16,114
           Net investment income              $ 64,781  $ 57,553  $ 57,548
           Earned insurance charges           $ 42,324  $ 39,370  $ 38,554
           Benefits and expenses              $106,297  $ 99,142  $100,525
           Net income                         $ 10,714  $  9,917  $  3,347
          Net income per share available
           to common shareholders             $   2.11  $   1.93  $    .69

          For 1993, ILCO's net income per share available to common shareholders includes an extraordinary item of $(1.16) per share related to the cost of early extinguishment of debt, net of tax and a cumulative effect of change in accounting principle of $(.48) per share related to the adoption of SFAS 109.

          Total market value basis of the Company's investment in ILCO approximated $25,562,498 and $20,646,633 at December 31, 1995 and
          1994, respectively. FIC directly or indirectly owns 1,966,346 shares (approximately 47%, 48%, and 48%) of ILCO's outstanding common stock at December 31, 1995, 1994 and 1993, respectively.

          The Company holds options to purchase up to 1,702,155 additional shares of ILCO's authorized but unissued common stock at a price equal to the average market value during the six months preceding the exercise date. If exercised, the total number of shares subject to the Agreement, together with the 1,966,346 shares already owned, would constitute 63.05% of the then issued and outstanding shares of ILCO's common stock, assuming no other options or warrants held by other parties were exercised. In the event that any other party seeks to acquire ILCO's outstanding shares without prior approval of FIC's Board of Directors, the Company has the right to acquire, under the same pricing formula, the number of shares of common stock which, when added to the number of shares then owned by the Company, will amount to 51% of the outstanding shares of ILCO. The consideration for the options was FIC's granting to ILCO a loan in the principal amount of $1,200,000, FIC's agreement to guarantee additional ILCO obligations totaling $4,000,000 and FIC's agreement to guarantee ILCO's lease obligation on its headquarters building upon demand. In addition, FIC guaranteed a $15,000,000 term loan of ILCO.

          On January 29, 1993, ILCO prepaid all of the Subordinated Notes Payable and purchased and canceled all of the detachable warrants associated with the preferred stock. The primary source of funds for this debt prepayment and warrant cancellation was an increase in the outstanding balance of the Senior Loan from $60 million to $110 million pursuant to an amended and restated credit agreement that was entered into on January 29, 1993 (the "New Senior Loan"). The terms of the New Senior Loan, which matures on July 1, 1999, are substantially the same as the Senior Loan. Interest is payable at the Company's option based on (1) the managing bank's corporate base rate plus 1.25% declining to 0.5% as principal declines, or (2) LIBOR plus 2.5% declining to 1.75%. The Company has guaranteed the New Senior Loan.

          On February 14, 1995, ILCO, through its subsidiary Investors Life Insurance Company of North America (Investors-NA), purchased Meridian Life Insurance Company (Meridian Life), a life insurer domiciled in the State of Indiana, for $17.1 million. At
          December 31, 1994, Meridian Life had total assets of approximately $101 million and statutory capital and surplus of approximately $11 million. The acquisition was partially financed through a $15 million increase in indebtedness of ILCO's Senior Loan. This additional indebtedness is guaranteed by FIC.

          Maturities of the New Senior Loan over the next four years are as follows:
                                        (in thousands)
                                        1996      $19,211
                                        1997       18,000
                                        1998       18,000
                                        1999        4,174

                                                  $59,385

          The Company has further agreed that, upon demand by ILCO, it will guarantee performance under ILCO's lease of office facilities located in Elizabeth, New Jersey. This agreement will remain in effect for as long as any portion of the loan or any indebtedness guaranteed by the Company remains outstanding. In connection with ILCO's New Senior Loan, the net assets of ILCO which aggregate $97,085,000 and $52,307,000 at December 31, 1995 and
          1994, respectively, are restricted from paying dividends.

          The amount of net realized gains included in net earnings of ILCO is $344,000, $452,000 and $5,518,000, for the years ended
          December 31, 1995, 1994 and 1993, respectively.

          5.  Acquisition of Business

          In 1991, the Company acquired Family Life, a Washington domiciled life insurance company, from Merrill Lynch Insurance Group, Inc. Present value of future profits of $87,726,000 was recorded as a result of the purchase.

          An analysis of the present value of future profits follows:

                                                           1995      1994
                                                           (in thousands)

          Balance at beginning of year                  $ 50,712  $ 62,159
          Accretion of Interest                            4,419     5,315
          Amortization during the period                  (9,716)  (16,762)

          Present value of future profits at
           December 31                                  $ 45,415  $ 50,712

          Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows:
                                                  Unaudited
                                               (in thousands)
                                        1996    $ 6,521
                                        1997    $ 5,152
                                        1998    $ 5,850
                                        1999    $ 4,837
                                        2000    $ 3,997

          At purchase, the present value of future profits was calculated using a discount rate of approximately 15%. Interest is accreted on the unamortized portion at approximately 8.5%.


          6.  Senior Loan and Subordinated Notes Payable

          Following is a summary of outstanding debt at December 31:

                                                     1995           1994
                                                        (in thousands)
          Senior loan: A loan payable to a
          syndicate of banks beginning with a $1.5
          million payment on October 1, 1991, a $2
          million payment on January 1, 1992 and each
          subsequent quarter in 1992, a $2.25 million
          payment on January 1, 1993 and each
          subsequent quarter through April 1, 1996
          with a final payment of the unpaid balance
          on June 12, 1996.  Interest is payable
          at the Company's option based on (1) the
          managing bank's  corporate base rate  plus 2%
          or (2) LIBOR plus 3%.  The rate in effect
          at December 31, 1995 and 1994 was 8.81%
          an 8.73%, respectively.                       $  6,765  $ 17,060

          Subordinated senior notes payable to
          Investors-NA in four semi-annual principal
          payments of $5,625,000 payable on December
          12, 1996, June 12, 1997 December 12, 1997
          and June 12, 1998.  Interest is payable
          on a semi-annual basis at 11%.                  22,500    22,500

          Subordinated note payable to Investors-NA
          on June 12, 1998.  Interest is payable
          semi-annually at a rate of 12% per year and
          is  paid through  the issuance  of additional
          notes through June 12, 1996 and in cash
          thereafter.                                      4,224     3,759

          Subordinated note payable to Investors-NA
          in four equal annual principal payments of
          $8,625,000 each on July 30, 2000, 2001, 2002,
          and 2003.  Interest is payable on a semi-
          annual basis at 9%.                             34,500    34,500

          Total senior loans and subordinated
           notes payable.                               $ 67,989  $ 77,819

          The Senior Loan is secured by the following:
          (1) All of the issued and outstanding shares of common stock of FLIIC.

          (2) All of the issued and outstanding shares of preferred stock and common stock of FLC and Family Life.

          (3)  A $97.5 million surplus debenture of Family Life.

          The Senior Loan is guaranteed by FIC for FLC.

          The Senior Loan documents also require FLC to make additional mandatory principal payments on the Senior Loan, which, in general, reduce the quarterly principal payments in the inverse order of their due dates. Those additional payments are required in specified situations in which the amount of Family Life's statutory capital and surplus exceed a certain formula. FLC has Excess Cash Flow (as defined) or FLC or Family Life receives proceeds from reinsurance of life insurance policies in force in one transaction or a series of related transactions or sales of assets or issuances of stock or debt securities. The Senior Loan may be prepaid, in whole or in part, without penalty or premium.

          The Senior Loan agreement specifies various negative, affirmative and financial covenants made by the Company. The Subordinated Notes Payable agreement also specifies various specified negative, affirmative and financial covenants to be observed by the Company. During the period the Senior Loan is outstanding, the covenants in effect under the Subordinated Notes Payable are substantially less restrictive than those under the Senior Loan agreement but become generally equivalent to the Senior Loan restrictions upon termination of the Senior Loan.

          On July 30, 1993, the Merrill Lynch Subordinated Loans were prepaid. Approximately $38 million plus accrued interest was paid to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the Merrill Lynch Subordinated Loans was new subordinated loans totalling $34.5 million that were obtained from Investors-NA. The terms, other than maturity and interest rate of the new debt, are substantially the same as those of the $22.5 million subordinated loan that Investors-NA had previously made to FLC and that continues to be outstanding. The subordinated loans consist of a $30 million loan to FLC and a $4.5 million loan to FLIIC. The debt restructuring reduced the total indebtedness of FLC and FLIIC by approximately $15 million.

          The obligors are allowed to prepay the Investors-NA Subordinated Loans, in whole or in part, without premium or penalty. The Investors-NA Subordinated Loans are subordinated to the Senior Loan and constitute a second lien on the Pledged Collateral subject to the first lien of the Senior Loan. Repayment of the Investors-NA Subordinated Loans is also guaranteed by the Company.

          Aggregate maturities of the Senior Loan and the Subordinated Notes Payable are as follows:

                              (in thousands)

                              1996      $12,390
                              1997       11,250
                              1998        9,849
                              1999          -0-
                              2000        8,625
                         Thereafter      25,875
                                        $67,989

          7.  Federal Income Taxes

          The Company files  a consolidated federal income tax  return with
          its   non-life  subsidiaries.     The  Company's  life  insurance
          subsidiary files a separate federal income tax return.

          The Omnibus Budget Reconciliation Act of 1993 passed by Congress in August 1993 ("the enactment date") increased the federal corporate income tax rate to 35%, retroactive to January 1, 1993. In accordance with SFAS No. 109, the effect of the rate change was reflected in the third quarter 1993 financial statements. The rate change had no material impact on the Company's provisions for income taxes or results of operations.

          The U.S. federal income tax provision (benefit) charged to continuing operations was as follows:

                                                      1995    1994    1993
                                                         (in thousands)

          Current                                   $ (717) $  (82) $  335
          Deferred                                   3,145   2,428   2,638

          Total provision for income taxes          $2,428  $2,346  $2,973

          The provision for income taxes is less than the amount of income tax determined by applying the U.S. statutory income tax rate of 35% to pre-tax income from continuing operations before extraordinary item as a result of the following differences:


                                                    1995    1994    1993
                                                       (in thousands)

          Income taxes at the statutory rate       $3,638  $3,714  $4,046
          Increase (decrease) in taxes
            resulting from:
           Small life insurance company deduction    (411)   (581)   (417)

           Dividends received deduction              (770)   (775)   (540)

           Net operating loss carryforwards           -0-      -0-   (328)

           Tax rate differential                     (104)   (106)   (105)

           Other items, net                            75      94     317

          Total provision for income taxes         $2,428  $2,346  $2,973

          Provision has not been made for state and foreign income tax expense since this expense is minimal.

          Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                                           1995      1994
          Deferred Tax Liability:                          (in thousands)

          Equity in net earnings of affiliate             $ 2,509  $ 2,126
          Excess pension Benefit                              436      436
          Deferred policy acquisition costs                 8,514    6,386
          Present value of future profits                   4,210    2,733
          Guaranty fund assessments                           698      665
          Deferred and uncollected premium                  3,284    3,303
          Unrealized appreciation on marketable
            securities                                      1,712      -0-
          Other taxable temporary differences               2,320    1,678
               Total deferred tax liability                23,683   17,327

          Deferred Tax Asset:

          Policy reserves                                 $ 8,567  $ 7,197
          Unrealized depreciation on marketable
            securities                                        -0-    2,753
          Alternative minimum tax credit                      113      -0-
          Accrued liabilities                                 220      367
               Total deferred tax assets, net               8,900   10,317

               Net deferred tax liability                 $14,783  $ 7,010

          Deferred federal income tax expense (benefit) of $4,465,000 and ($3,823,000) for 1995 and 1994, respectively have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the deferred tax liability. This increase in deferred tax liability has been recorded as a reduction to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense.

          In accordance with the Tax Reform Act of 1986, Family Life is eligible for a special deduction allowed to small life insurance companies equal to 60 percent of tentative life insurance company taxable income, subject to certain limitations.

          Provisions for U.S. income taxes has not been made on a portion of the undistributed earnings of ILCO from the date of the Company's investment since the Company expects such earnings to be remitted in the form of dividends. The Company has provided for the tax on the undistributed earnings of ILCO net of the dividends received deduction expected to be allowed when such dividends are paid. The Company expects that additional deferred taxes would be payable on the undistributed earnings of ILCO if the Company should sell its investment.

          At December 31, 1995, no IRS examinations were underway for the Company or its subsidiaries.

          8.  Reinsurance

          Family Life reinsures portions of certain policies it writes, thereby providing greater diversification of risk and minimizing exposure on larger policies. The Company's retention on any one individual ranges from $-0- to $200,000 depending on the risk.

          Policy liabilities and contractholder deposit funds are reported in the consolidated financial statements before considering the effect of reinsurance ceded. The insurance subsidiary remains liable to the extent the reinsurance companies are unable to meet their obligation under the reinsurance agreements.

          Under the provisions of the purchase agreement between the Company and Merrill Lynch, certain life insurance companies affiliated with Merrill Lynch agreed to assume (on an assumption reinsurance basis) certain single premium whole life and annuity products written by Merrill Lynch's insurance division on Family Life's paper. The transfer of these reserves, in accordance with the reinsurance agreement, is subject to certain regulatory approvals.

          The amount remaining under this agreement that had not yet been approved for transfer to Merrill Lynch was $1,939,799 and $2,220,834 at December 31, 1995 and 1994, respectively. These amounts are not reflected in the liability for future policy benefits as they are ceded at 100% to Merrill Lynch pending the approval of the assumption agreement.

          The  amounts  in   the  consolidated  financial   statements  for
          reinsurance ceded are as follows:

                                                      December 31,
                                                  1995      1994      1993
                                                     (in thousands)

          Future policy benefits              $  1,784  $  1,548  $  1,342
          Unearned premiums                   $      5  $      6  $      7
          Other policy claims and
           benefits payable                   $    594  $    631  $    696


                                                 For the twelve months
                                                        ended
                                                      December 31,
                                                  1995      1994      1993
                                                     (in thousands)
          Premiums                            $  1,531  $    918  $  1,227
          Policyholder benefits and expenses  $    372  $    536  $   (226)

          Estimated amounts recoverable from reinsurers on paid claims were $10,866 and $42,923 in 1995 and 1994, respectively. These amounts were included in other receivables in the consolidated financial statements at December 31, 1995 and 1994.

          9.  Shareholders' Equity

          The Company's ability to pay dividends to its shareholders is affected, in part, by receipt of dividends from Family Life and ILCO.

          Under current Washington law any proposed payment of dividends or distribution by the insurance subsidiary which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31, or (ii) statutory net gain from operations, is called an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner.

          Effective July 25, 1993 Washington amended its insurance code to retain the "greater of" standard but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that dividends may be paid
          only from earned surplus.   Investors-NA does not presently  have
          earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not presently permitted to pay cash dividends.

          However, the Company does not directly own its life insurance subsidiary's stock, but instead, indirectly owns that stock through two downstream holding companies, FLIIC and FLC, whose ability to pay dividends to the Company is significantly limited by the Senior Loan and some of the subordinated notes referred to in Note 6 during the terms of those loans. Consolidated net assets of FLIIC and FLC aggregated $48,422,556, and $52,330,299, respectively at December 31, 1995 and $21,168,097 and $33,329,860, respectively at December 31, 1994.

          The ability of ILCO to pay dividends to the Company and the other shareholders of ILCO is affected by receipt of dividends from its insurance subsidiaries, which are generally limited by law to the greater of their net income for the prior year or 10% of capital and surplus. In addition, ILCO's senior loan restricts it from paying any dividends on its common stock during the term of that loan.

          Capital and surplus of Family Life as reported to insurance regulators and as determined in accordance with statutory accounting practices aggregates approximately $25,794,540 and $26,667,000 at December 31, 1995 and 1994, respectively. Statutory net income aggregated approximately $9,245,000 and $12,034,000 for the years ended December 31, 1995 and 1994, respectively.

          In December 1994, the AICPA approved Statement of Position 94-5, "Disclosures of Certain Matters in the Financial Statements of Insurance Enterprises." This statement requires insurance enterprises to make disclosures in their financial statements
          regarding  the  accounting   methods  used  in  their   statutory
          financial statements that are permitted by state insurance departments rather than prescribed statutory accounting practices. Prescribed statutory accounting practices include a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company employed no permitted statutory accounting practices that individually or in the aggregate materially affected statutory surplus or risk-based capital at December 31, 1995 or 1994.

          10. Options

          In connection with the subordinated senior notes and subordinated notes payable to Investors-NA, Investors-NA was granted non-transferrable options to purchase, in amounts proportionate to their respective loans, up to a total of 9.9 percent of the common shares of FIC. The option price is $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent the effect of dilution. The options expire at the time of final repayment of each of the respective loans.

          11. Retirement Plans and Employee Stock Plans

          Retirement Plan

          Family Life has a non-contributory defined benefit pension plan which covers employees who have completed one year or more of service. Under the plan, benefits are payable upon retirement based on earnings and years of credited service.

               a. The Normal Retirement Date for all employees is the first day of the month coinciding with or next following the later of attainment of age 65 or the completion of five years of service, but not later than age 70.

               b. The Normal Retirement Benefit is the actuarial equivalent of a life annuity, payable monthly, with the first payment commencing on the Normal Retirement Date. The life annuity is equal to the sum of (1) plus (2):

                    (1)  Annual Past Service Benefit:  1.17% of the
                         first $10,000 of Average Final Earnings plus 1 1/2% of the excess of Average Final Earnings over $10,000, all multiplied by the participant's Credited Past Service. For these purposes, "credited past service" is service prior to April 1, 1967, with respect to employees who were plan participants on December 31, 1975.

                    (2) Annual Future Service Benefit: 1.5578% of the first $10,000 of Average Final Earnings plus 2% of the excess of Average Final Earnings over $10,000, all multiplied by the participant's Credited Future Service.


          Retirement Plan

          Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 40 years.
          The pension costs for the plan includes the following components:

                                                           1995     1994
                                                           (in thousands)

          Service cost-benefits earned
           during the period                            $    73  $    84

          Interest cost on projected
           benefit obligation                               563      483

          Return on plan assets                            (705)    (562)

          Amortization                                      -0-     (125)

          Pension (benefit) cost                        $   (69) $  (120)

          The following summarizes the funded status of the plan at
          December 31:
                                                           1995      1994
                                                           (in thousands)
          Actuarial present value of:
           Vested benefit obligation                    $ 6,554   $ 6,674

           Accumulated benefit obligation               $ 6,554   $ 6,674

          Projected benefit obligation                  $ 6,990   $ 7,068

          Plan assets at market value                     8,673     8,853

          Plan assets in excess of projected
           benefit obligations                            1,683     1,785

          Unrecognized net (gain) loss                     (206)     (377)
          Prepaid pension asset                         $ 1,477   $ 1,408

          The significant assumptions for the plans are as follows:

          The discount rate for projected benefit obligations was 7.0% and 8.0% for the years ended December 31, 1995 and December 31, 1994 respectively.

          The assumed long-term rate of compensation increases was 6.0% for the years ended December 31, 1995 and December 31, 1994.

          The long-term rate of return on plan assets was 8.0% for the years ended December 31, 1995 and 1994.

          During 1995, the ILCO Employee Stock Ownership Plan and the ILCO Savings and Investment Plan were amended to allow for the addition of Family Life as a participating employer, thus allowing Family Life employees to participate in the plans.

          Stock Option Plans

          In 1984, the Company's shareholders adopted a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 1995, no option had been granted under this plan.

          12. Leases

          Family Life, occupies office facilities under lease agreements with unrelated third parties which expire over the next three to five years. Certain office space leases may be renewed at the option of the Company.

          Rent  expense in 1995, 1994  and 1993 was  $896,688, $835,637 and
          $801,920 respectively.   Minimum annual rentals are as follows:

                                  (in thousands)
                                   1996    $  420
                                   1997       315
                                   1998         0
                                   1999         0
                                   2000         0
                                   Total   $  735

          13. Related Party Transactions

          FIC Realty, a management company and a subsidiary of the Company, leases hotel space from Investors-NA which is part of its home office building. Under this agreement, FIC Realty pays monthly rent to Investors-NA in an amount equal to 95% of the net operating profits of the hotel. The lease is for a period of 5 years. Total rent paid to Investors -NA under the terms of the lease agreement was $1,991,356, $1,346,160 and $745,666 at
          December 31, 1995, 1994, and 1993 respectively.

          Alcoholic beverages had been sold at the hotel by an unrelated third party pursuant to a lease it had with FIC Realty until September 30, 1994. Commencing October 1, 1994, all alcoholic beverages sales have been conducted by Atrium Beverage Corporation ("Atrium Beverage"), a new subsidiary of FIC Realty. Atrium Beverage subleases from FIC Realty space in the hotel for the storage, service and sale of alcoholic beverages pursuant to which Atrium Beverage pays monthly rent to FIC Realty of $12,500. During 1995 and 1994, Atrium Beverage paid FIC Realty rent and management fees totalling $319,815 and $81,233, respectively.

          All of that amount was included in the hotel revenues of FIC Realty for purposes of determining its net operating profits under the hotel lease agreement with Investors-NA.

          FIC Management is paid fees in an amount equal to 5% of the net operating profit that Investors-NA receives from the properties managed and leased by FIC Management. During 1995, 1994 and 1993, Investors-NA paid $130,760, $106,460, and $77,115 under this agreement. Effective January 1, 1993, ILCO's insurance subsidiaries and Family Life entered into an agreement with Investors-NA to lease office space in the Austin Centre. The annual rent is $1,119,705 and the lease is for a period of 5 years. Family Life's portion of the annual rent is 37.5%.

          As part of the financing arrangement for the acquisition of Family Life, a $22.5 million loan was made by Investors-NA to Family Life Corporation, a subsidiary of FIC, and a $2.5 million loan was made to FIC. Interest during 1995, 1994 and 1993 on the loans aggregated $2,939,622, $2,891,269 and $2,802,394, respectively. At December 31, 1995 and 1994 accrued interest was $165,658 and $162,561, respectively. In addition to the interest provided under those loans, Investors-NA was granted by FIC 107,473 non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. The options will expire on June 12, 1998 if not previously exercised.

          On July 30, 1993, Investors-NA loaned $34.5 million to two subsidiaries of FIC in connection with the prepayment of the subordinated loans owed to the seller. Interest during 1995 and 1994 on these notes was $3,105,000 and $3,096,375 and accrued interest at December 31, 1995 and 1994 was $1,293,750 and $1,293,750. (See Note 6)

          FIC is reimbursed by ILCO for rental expense and certain other operating expenses. The amount of such reimbursement was approximately, $830,000, $585,000, and $860,000, in 1995, 1994
          and 1993, respectively.

          Pursuant to a Service Agreement between Family Life and Investors NA, the Company reimbursed Investors NA for certain operating expenses incurred on behalf of FLIC totaling approximately $15 million, $13 million, and $13 million in 1995, 1994 and 1993, respectively.

          At December 31, 1995 and 1994, 29,100 and 8,850 shares of the Company's stock were owned by Investors-NA and InterContinental Life Insurance Company, respectively.

          The Company has guaranteed the obligations of its subsidiaries under the senior loan and the subordinated loan referred to in
          Note 6 and also guaranteed the debt refinanced in 1993. The Company has also guaranteed certain financial obligations of ILCO, as disclosed in Note 4.

          On May 8, 1989, ILCO'S Board of Directors granted Mr. Mitte, Chairman and CEO of FIC and ILCO, an option to purchase 600,000 shares (as adjusted for the three-for-one stock split effective February 15, 1990) of the Common Stock of ILCO in equal annual installments of 150,000 shares each. In 1992, the Chairman surrendered for cancellation 120,000 of these options. In October of 1993, the Company entered into an agreement with the Chairman whereby the Chairman agreed to surrender all of his remaining common stock options between 1993 and 1996. Pursuant to this agreement, 358,500 options were surrendered through December 31, 1995, with 121,500 options remaining to be surrendered during 1996.

          FIC Computer Services, Inc. (FIC Computer), a subsidiary of FIC, provides data processing services to each subsidiary for proportionate fees equal to FIC Computer's cost. Investors-NA, Investors-IN and ILIC paid $1,655,486 and $181,971 to FIC Computer for data processing services provided during December 1995 and 1994, respectively.

          In December 1995, Family Life entered into a reinsurance agreement with Investors-NA (an insurance company subsidiary of ILCO and an affiliated company of Family Life), pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. The arrangement reflects management's plan to concentrate on the writing of term life insurance, with Investors-NA to develop universal life business.

          14. Commitments and Contingencies

          The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such matters will not have a material impact on the financial statements.

          15. Net Income Per Share
              (in thousands except per share data)

          Net income per share was determined by dividing net income available to common shareholders by common stock and common stock equivalents.

          Changes in the market price of the Company's common stock also impacts the number of common options and warrants which are considered dilutive under the treasury stock method of calculating the weighted average common stock and common stock equivalents. For the years ended December 31, 1995, 1994 and 1993, weighted average common stock and common stock equivalents are calculated as follows:
                                                1995      1994      1993
          Net income                          $10,017   $ 9,954   $16,021

          Net income available to common
           shareholders                       $10,017   $ 9,954   $16,021

          Weighted average common shares
           outstanding, less treasury stock     1,086     1,086     1,086

          Dilutive common share equivalents:
           Common stock options                   107       107       107
           Effect of ILCO ownership of
            common stock options                  (51)      (51)      (51)

          Less:
           Assumed repurchase of shares
            using the treasury stock method       (32)      (33)      (24)

          Effect of ownership of ILCO on
           treasury shares                         15        15        11

          Effect of ILCO ownership of common
           shares                                 (18)      (18)      (18)

          Common stock and common stock
           equivalents                          1,108     1,106     1,111
          Net income per share available to
           common shareholders                $  9.04   $  9.00   $ 14.42


          16. Business Concentration

          The Company's insurance subsidiary, Family Life provides mortgage protection life, disability and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes a significant number of these financial institutions provide Family Life with customer lists. In 1995, premium income from these products was derived from forty-nine states with concentrations of approximately 23% and 23% in California and Texas, respectively. In 1994, these amounts were 24% and 20%, respectively.

          17.  Quarterly Financial Data (unaudited)
               (in thousands, except per share data)

                                        Three Months      Three Months
                                        Ended             Ended
                                        March 31,         June 30,
                                        1995     1994     1995     1994

          Total revenues                $16,050  $17,415  $17,536  $19,111

          Net income                    $ 2,661  $ 2,822  $ 2,767  $ 2,688


                                        Three Months      Three Months
                                        Ended             Ended
                                        September 30,     December 31,
                                        1995     1994     1995     1994

          Total revenues                $16,088  $16,759  $13,734  $15,239

          Net income                    $ 2,358  $ 2,270  $ 2,231  $ 2,174



          17.  Quarterly Financial Data (unaudited), continued
               (in thousands, except per share data)

                                         Three Months       Three Months
                                         Ended              Ended
                                         March 31,          June 30,
                                         1995     1994     1995     1994


          Net income per share          $   2.41 $   2.55 $   2.50 $   2.43



                                         Three Months       Three Months
                                         Ended              Ended
                                         September 30,      December 31,
                                         1995     1994      1995      1994


          Net income per share          $   2.13 $   2.05 $   2.00 $   1.97




                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                    SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN
                            INVESTMENTS IN RELATED PARTIES
                                  DECEMBER 31, 1995
                                    (in thousands)

          Column A                         Column B  Column C   Column D

                                                                Amount
                                                                Shown
                                                                on the
                                                                Balance
          Type of Investment               Cost      Value      Sheet

          Fixed maturities:
           Bonds:
           United States Government and
            government agencies and
            authorities                    $ 18,124  $ 19,693  $ 19,693
           States, municipalities and
            political subdivisions            4,945     5,001     5,001
          Corporate securities               10,243    10,662    10,662
          Mortgage-backed securities         46,649    48,276    48,276

                Total fixed maturities       79,961    83,632    83,632

          Equity securities:
           Common stocks:
           Industrial and miscellaneous
            other                                11         4         4

                Total equity securities          11         4         4

          Policy loans                        1,774     1,774     1,774
          Short-term investments             27,180    27,180    27,180
                Total investments          $108,926  $112,590  $112,590




                  FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                    BALANCE SHEETS
                                     DECEMBER 31

                                                         1995      1994
                                                         (in thousands)
               ASSETS

          Cash                                          $    71   $   116
          Long-Term bonds                                    16        16
          Common Stock                                        4         4
          Investments in subsidiaries*                   84,012    56,074
          Property, plant and equipment, net              6,202     2,807
          Other assets                                    1,088       975
          Accounts receivable                                60        79

                                                        $91,453   $60,071

               LIABILITIES AND SHAREHOLDERS' EQUITY

          Liabilities:
           Subordinated notes payable                   $ 4,221   $ 3,759
           Other liabilities and intercompany
            payables                                      4,499     4,516

                                                          8,720     8,275
          Shareholders' equity:
           Common stock, $1.00 par value,
            3,304,200 shares authorized;
            1,169,060 shares issued, 1,085,593
            shares outstanding in 1995 and 1994           1,169     1,169
          Additional paid-in capital                      7,225     7,225
          Net unrealized gain (loss) on investments
           in fixed maturities available for sale         8,052   (12,858)
          Net unrealized appreciation
           (depreciation) of equity securities
           held by insurance subsidiary                       9        (1)

          Retained earnings (including $61,680
           and $51,196 of undistributed earnings
           of subsidiaries at December 31, 1995
           and 1994, respectively)                       66,700    56,683

                                                         83,155    52,218
          Common Treasury stock, at cost, 83,467
           shares in 1995 and 1994                         (422)     (422)
            Total shareholders' equity                   82,733    51,796
             Total liabilities and
              shareholders' equity                      $91,453   $60,071

          *Eliminated in consolidation


                  FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,
                                STATEMENTS OF INCOME
                                     DECEMBER 31


                                                         1995      1994
                                                         (in thousands)

          Income                                        $   885   $   606

          Operating expenses                                456       293
          Interest expense*                                 897       610
                                                          1,353       903

          Income (loss) from operations                    (468)     (297)

          Equity in undistributed earnings
           from subsidiaries                             10,485    10,251

          Net income                                    $10,017   $ 9,954


          *In consolidation, $179 is reported as a reduction in equity in earnings of unconsolidated subsidiary.




                  FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED STATEMENTS OF REGISTRANT,Continued
                   STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31

                                                          1995      1994
                                                          (in thousands)

          CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                   $ 10,017  $  9,954

           Adjustments to reconcile net income to net
            cash used in operating activities:
             Decrease in accounts receivables                 19        19

             Increase in investment in subsidiaries*      (7,244)  (10,251)

             Increase in other assets                        113      (924)

             Increase (decrease) in other liabilities
              and intercompany payables                      (17)      675

             Decrease in property and equipment           (3,395)      120

               Net cash used in operating activities        (507)     (407)


          CASH FLOWS FROM FINANCING ACTIVITIES
          Subordinated notes payable issued to
            Investors-NA                                     462       413

               Net cash provided by financing
                activities                                   462       413

               Net (decrease) increase in cash               (45)        6

          Cash, beginning of year                            116       110

          Cash, end of year                             $     71  $    116


          *Eliminated in consolidation



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                  SCHEDULE IV-INDEBTEDNESS OF AND TO RELATED PARTIES
                                     NOT CURRENT
                              DECEMBER 31, 1995 AND 1994
                                    (in thousands)

                               Column A
                               Balance
                               at                Column C Column D Column E
                               Begin-   Column B Amounts  Amounts  Balance
                               ning of  Addi-    Collect- Written  End of
          Name of Creditor     Period   tions    ed       Off      Period

          December 31, 1995

          Investors Life
           Insurance Company -
           North America       $22,500      -0-      -0-      -0-  $22,500

          Investors Life
           Insurance Company -
           North America       $ 3,759      465      -0-      -0-  $ 4,224

          Investors Life
           Insurance Company -
           North America       $30,000      -0-      -0-      -0-  $30,000

          Investors Life
           Insurance Company -
           North America       $ 4,500      -0-      -0-      -0-  $ 4,500

          December 31, 1994

          Investors Life
           Insurance Company -
           North America       $22,500      -0-      -0-      -0-  $22,500

          Investors Life
           Insurance Company -
           North America       $ 3,346      413      -0-      -0-  $ 3,759

          Investors Life
           Insurance Company -
           North America       $30,000      -0-      -0-      -0-  $30,000

          Investors Life
           Insurance Company -
           North America       $ 4,500      -0-      -0-      -0-  $ 4,500




                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      SCHEDULE VI-REINSURANCE CEDED AND ASSUMED
                    FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                    (in thousands)

                                                                     Percent-
                                      Ceded To   Assumed             age Of
                           Direct     Other      From Other  Net     Amount
                           Amount     Companies  Companies   Amount  Assumed
          1995

          Life Insurance
           in-force        $8,677,064 $  314,826 $    4,162 $8,366,400   0.05%

          Premium:
           Life insurance  $   57,269 $    1,526 $       56 $   55,799   0.10%
           Accident-health
            insurance           1,471          5          0      1,466   0.00%

          Total            $   58,740 $    1,531 $       56 $   57,265   0.10%

          1994

          Life Insurance
           in-force        $8,192,823 $  236,570 $    1,700 $7,957,953   0.02%

          Premium:
           Life insurance  $   55,415 $      897 $       35 $   54,553   0.06%
           Accident-health
            insurance           1,808         22          0      1,786   0.00%

          Total            $   57,223 $      919 $       35 $   56,339   0.06%




                     FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                 SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                     DECEMBER 31, 1995
                                      (in thousands)

          Column A
          Name of Issuer of
           Securities Guaranteed
           by Period For Which
           Statement is Filed    InterContinental Life     Family Life
                                  Corporation               Corporation
          Column B
          Title of Issue of Each
           Class of Securities
           Guaranteed            Credit Agreement          Senior Loan Dated
                                  Dated as of January       as of June 12,
                                  29, 1993                  1991
          Column C
          Total Amount
           Guaranteed and
           Outstanding               $59,385                 $ 6,765

          Column D
          Amount Owned by Person
           or Persons for Which
           Statement is Filed         -0-                      -0-

          Column E
          Amount in Treasury of
           Issues of Securities
           Guaranteed                 -0-                      -0-

          Column F
          Nature of Guarantee    Guarantee of              Guarantee of
                                  Principal and             Principal and
                                  Interest                  Interest

          Column G
          Nature of Any Default
           By Issuer of
           Securities Guaranteed
           in Principal Interest
           Sinking Fund or
           Redemption Provision
           or Payment of
           Dividends                 None                    None




                                       EXHIBIT INDEX

          Exhibit No.    Page Nos.                     Description

          3 The current Articles of Incorporation and Bylaws of Registrant. Exhibit 3 to Registrant's Report on Form 10-K filed for the year 1985 is hereby incorporated by reference.

          10(ah) Guaranty Agreement dated as of December 28, 1988 from Registrant to a group of banks on Senior Loan to ILCO, filed as an exhibit with Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

          10(ai) Guaranty Agreement, dated as of December 1, 1988, on loan to ILCO on the Note Purchase Agreement between ILCO and a Connecticut based insurance/financial services company; a guaranty agreement in substantially identical form was provided by FIC to each of the seven other entities participating in said loan, filed as an exhibit with Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

          10(aj) Guaranty Agreement, dated as of July 30, 1990, issued by the Registrant to a holder of ILCO's 1999 Series Subordinated Notes; a guaranty agreement in substantially identical form was provided by the Registrant to each of the holders of said notes.

          *10(ak) Stock Purchase Agreement by and among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company, Family Life Corporation, Family Life Insurance Investment Company and Financial Industries Corporation dated as of March 19, 1991, as amended.

          *10(al) Note dated June 12, 1991 in the amount of $30 million made by a subsidiary of the Registrant in favor of Merrill Lynch Insurance Group, Inc.

          *10(am) Note dated June 12, 1991 in the amount of $12 million made by a subsidiary of the Registrant to Merrill Lynch & Co., Inc.

          *10(an) Note dated June 12, 1991 in the amount of $2 million made by a subsidiary of the Registrant in favor of the Seller under the Stock Purchase Agreement dated as of March 19, 1991.

          *10(ao) Performance and Payment Guaranty Agreement dated June 12, 1991 by Registrant in favor of the Seller under the Stock Purchase Agreement dated as of March 19, 1991.

          *10(ap) Payment Guaranty Agreement dated June 12, 1991 by Registrant in favor of the Seller under the Stock Purchase Agreement dated as of March 19, 1991.

          *10(aq) InterCreditor Agreement dated June 12, 1991 among Investors Life Insurance Company of North America, Investors Life Insurance Company of California, Merrill Lynch Insurance Group, Inc., and Merrill Lynch & Co., Inc.

          *10(ar) Credit Agreement dated as of June 12, 1991 among Family Life Corporation (a subsidiary of the Registrant), the Lenders named therein and the Agent.

          *10(as) Guaranty Agreement by Registrant of the $50 million loan to Family Life Corporation in favor of the bank lenders under the Credit Agreement dated as of June 12, 1991.

          *10(at) Guaranty Agreement by a subsidiary of the Registrant on the $50 million loan to Family Life Corporation in favor of the bank lenders under the Credit Agreement dated as of June 12, 1991.

          *10(au) Pledge Agreement by Family Life Corporation (a subsidiary of the Registrant) in favor of the bank lenders under the Credit Agreement dated as of June 12, 1991.

          *10(aw) Pledge Agreement by Family Life Insurance Investment Company (a subsidiary of the Registrant) in favor of the bank lenders under the Credit Agreement dated as of June 12, 1991.

          *10(ax) Note dated June 12, 1991 in the amount of $22.5 million made by a subsidiary of the Registrant in favor of Investors Life Insurance Company of North America.

          *10(ay) Note dated June 12, 1991 in the amount of $2.5 million made by the Registrant in favor of Investors Life Insurance Company of California.

          *10(az) InterCreditor Agreement among Investors Life Insurance Company of North America, Investors Life Insurance Company of California, and the Agent under the Credit Agreement dated as of June 12, 1991.

          *10(aaa) Option Agreement by the Registrant in favor of Investors life Insurance Company of North America and Investors Life
                                   Insurance Company of California.

          10(aab) Hotel Lease Agreement dated as of August 22, 1991 between Investors Life Insurance Company of North America and FIC Realty Services,Inc. filed as exhibit 10(aab) by Registrant on Form 10-K for the year ended December 31, 1991 is hereby incorporated by reference.

          10(aac) Management Agreement dated as of September 4, 1991 between Investors Life Insurance Company of North America and FIC Property Management, Inc. filed as exhibit 10(aac) by Registrant on Form 10-K for the year ended December 31, 1991 is hereby incorporated by reference.

          10(aad) Stock Option Agreement dated March 8, 1986 between ILCO and Registrant filed as exhibit 10(aad) by Registrant on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.

          10(aae) Amended and Restated Guaranty of Registrant dated January 29, 1993 filed as exhibit 10(aae) by Registrant on Form 10-K for the year ended December 31, 1992 is hereby incorporation by reference.

          10(aaf) Surplus Debenture dated as of June 12, 1991 in the amount of $97.5 million made by Family Life Insurance Company in favor of Family Life Corporation filed as exhibit 10(aaf) by Registrant on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.

          10(aag) Note dated July 30, 1993 in the amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America filed as exhibit 10(aag) by Registrant on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.

          10(aah) Note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America filed as exhibit 10(aah) by Registrant on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.

          10(aai) Amendment No. 1 dated July 30, 1993 between Family Life Corporation and Investors Life Insurance Company of North America amending $22.5 million note filed as exhibit 10(aai) by Registrant on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.

          10(aaj) Amendment No. 1 dated July 30, 1993 between Family Life Insurance Company and Family Life Corporation amending $97.5 million Surplus Debenture filed as exhibit 10(aaj) by Registrant on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.

          10(aak) Guaranty Agreement dated July 30, 1993 by Registrant of the $30 million loan to Family Life Corporation in favor of Investors Life Insurance Company of North America filed as exhibit 10(aak) by Registrant on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.

          10(aal) Guaranty Agreement dated July 30, 1993 by Registrant of the $4.5 million loan to Family Life Insurance Investment Company in favor of Investors Life Insurance
                                   Company of North America filed as exhibit
                                   10(aal) by Registrant on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.

          10(aam) Letter agreement dated May 26, 1993 among Family Life Corporation, Family Life Insurance Investment Company, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.
                                   filed as exhibit 10(aam) by Registrant on Form 10-K for the year ended December
                                   31, 1993 is hereby incorporated by
                                   reference.

          10(aan) Waiver and Amendment Agreement dated as of July 23, 1993 among Family Life Corporation, the Lenders named therein and the Agent filed as exhibit 10(aan) by Registrant on Form 10-K for the year ended December 31, 1994 is hereby incorporate by reference.

          10(aao) Waiver and Amendment Agreement dated as of December 14, 1993 among Family Life Corporation, the Lenders named therein and
                                   the  Agent   filed  as exhibit 10(aao)  by
                                   Registrant on Form 10-K for the year ended
                                   December 31, 1994 is hereby incorporated by reference.

          10(aap)                  Data Processing  Agreement  dated   as  of
                                   November 30, 1994 between InterContinental
                                   Life Insurance Company and  FIC  Computer
                                   Services, Inc filed as exhibit 10(aap) by Registrant on Form 10-K for the year ended December 31, 1994 is hereby incorporated by reference.

          10(aaq) Data Processing Agreement dated as of November 30, 1994 between Investors Life Insurance Company of North America and FIC Computer Services, Inc filed as exhibit 10(aaq) by Registrant on Form 10-K for the year ended December 31, 1994 is hereby incorporated by Reference.

          10(aar) Data Processing Agreement dated as of November 30, 1994 between Family Life Insurance Company and FIC Computer Services, Inc filed as exhibit 10(aar) by Registrant on Form 10-K for the year ended December 31, 1994 is hereby incorporated by reference.

          10(aas) Lease Agreement dated as of September 30, 1994 between FIC Realty Services, Inc. and Atrium Beverage Corporation filed as exhibit 10(aas) by Registrant on Form 10-K for the year ended December 31, 1994 is hereby incorporated by reference.

          10(aat) Management Agreement dated as of September 30, 1994 between HCD Austin Corporation as agent for FIC Realty Services, Inc. and Atrium Beverage Corporation filed as exhibit 10(aat) by Registrant on Form 10-K for the year ended December 31, 1994 is hereby incorporated by reference.

          10(aau) Amendment Agreement dated as of July 31, 1995 among Family Life Corporation, the Lenders named therein and the Agent.

          21                       Subsidiaries of Registrant.

          28 Report on Form 10-K filed by ILCO for the year ended December 31, 1995 is hereby incorporated by reference in its entirety.

          * Filed as an Exhibit with Registrant's Current Report on Form 8-K dated June 25, 1991, and incorporated herein by reference.