Form 10-Q
period 1996-03-31
FINANCIAL INDUSTRIES CORP
filed 1996-05-15
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                                SECURITIES ACT OF 1934

          For the Quarterly Period Ended March 31, 1996
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

                                        INDEX

                                                               Page No.

          Part I - Financial Information

          Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995.....................

          Consolidated Statements of Income
               For the three month periods ended
               March 31, 1996 and 1995..................................

          Consolidated Statements of Cash Flows
               For the three month periods ended
               March 31, 1996 and 1995..................................

          Notes to Consolidated Financial Statements....................

          Management's Discussion and Analysis of
               Financial Conditions and Results of Operations...........

          Part II

          Other Information............................................

          Signature Page...............................................

          Item 1.   Financial Statements

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)
                                                       Mar. 31,  Dec. 31,
                                                         1996      1995

                                                      (Unaudited)

          ASSETS

          Investments:

               Fixed maturities available for sale,
                at market value (amortized cost of
                $80,544 and $79,961, respectively)     $ 81,095  $ 83,632

               Equity securities, at market (cost
                approximately $11)                            4         4

               Policy loans                               1,847     1,774

               Short-term investments                    29,581    27,180

                    Total investments                   112,527   112,590

          Cash                                            1,263     1,414

          Investment in affiliate                        48,821    45,736

          Accrued investment income                         805     1,102

          Agent advances and other receivables            8,863    10,368

          Reinsurance receivables                         2,910     2,383

          Due and deferred premiums                       9,828     9,726

          Property and equipment, net                     7,446     7,452

          Deferred policy acquisition costs              37,606    36,537

          Present value of future profits of
               acquired business                         44,034    45,415

          Deferred financing costs                           84       168

          Other assets                                    6,137     6,264

          Separate account assets                         8,472     8,523

               Total assets                            $288,796  $287,678

                   (See Notes to Consolidated Financial Statements)

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)

                                                       Mar. 31,  Dec. 31,
                                                         1996      1995
                                                          (Unaudited)

          LIABILITIES & SHAREHOLDERS' EQUITY

          Liabilities:
           Policy liabilities and contractholder
            deposit funds:
               Future policy benefits payable          $ 55,143  $ 54,909
               Contractholder deposit funds              41,434    41,456
               Unearned premiums                            129       132
               Other policy claims & benefits payable     5,803     5,836
                                                        102,509   102,333

           Senior loans                                   4,674     6,765
           Subordinated notes payable to affiliate       61,224    61,224
           Deferred federal income taxes                 14,953    14,783
           Other liabilities                             12,672    11,315
           Separate account liabilities                   8,472     8,523
               Total liabilities                        204,504   204,943

          Commitments and contingencies

          Shareholders' equity:
           Common stock, $1.00 par value,
            3,304,200 shares authorized;
            1,169,060 shares issued, 1,085,593
            shares outstanding in 1996 and 1995           1,169     1,169
          Additional paid-in capital                      7,225     7,225
          Net unrealized gain on investments in
            fixed maturities available for sale             993     8,052
          Net unrealized loss on equity securities           11        11
          Retained earnings                              75,316    66,700
                                                         84,714    83,157
          Common treasury stock, at cost, 83,467
           shares in 1996 and 1995                         (422)     (422)
               Total shareholders' equity                84,292    82,735

               Total liabilities and shareholders'
                equity                                 $288,796  $287,678

                   (See Notes to Consolidated Financial Statements)

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTH PERIOD
                            ENDED MARCH 31, 1996 AND 1995
                                     (Unaudited)
                   (in thousands of dollars, except per share data)

                                                        3 Months Ended
                                                           March 31,
                                                        1996      1995
          Revenues:
           Premiums                                    $10,432   $11,133
           Net investment income                         1,816     1,878
           Earned insurance charges                      1,797     2,228
           Other                                           968       811
               Total revenues                           15,014    16,050

          Benefits and expenses:
           Benefits and other expenses                   5,707     5,665
           Interest on insurance policies                  543       531
           Amortization of present value
            of future profits of acquired
            business                                     1,381     1,419
           Amortization of deferred policy
            acquisition costs                            1,050       790
           Operating expenses                            3,572     3,656
           Interest expense                                884     1,185
               Total benefits and expenses              13,138    13,246

          Income before federal income
           taxes and equity in net earnings of
           affiliate                                     1,876     2,804

          Provision for federal income taxes               407       614

          Income before  equity in net earnings
           of affiliate                                  1,469     2,190

          Equity in net earnings of affiliate,
           net of tax                                    7,147       471

          Net income                                   $ 8,616   $ 2,661

          Per Share Data:
           Common stock and common stock equivalents     1,111     1,105

           Net income per share available to common
            shareholders                               $  7.76   $  2.41

                   (See Notes to Consolidated Financial Statements)

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS
                            ENDED MARCH 31, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)
                                                         3 Months Ended
                                                            March 31,
                                                         1996      1995
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                   $  8,616  $  2,661
          Adjustments to reconcile net income to net
           cash used in operating activities:
           Amortization of present value of future
            profits                                       1,381     1,419
           Amortization of deferred policy acquisition
            costs                                         1,050       790
           Financing costs amortized                         84       141
           Equity in undistributed earnings of
            affiliate                                    (8,484)   (1,221)
          Changes in assets and liabilities net of
           effects from purchase of insurance
           subsidiaries:
           Decrease in accrued investment income            297       293
           Decrease in agent advances and
            other receivables                               978       111
           (Increase) decrease in due and deferred
            premiums                                       (102)       65
           Increase in deferred policy acquisition
            costs                                        (2,119)   (2,778)
           Decrease (increase) in other assets              127      (667)
           Increase in policy liabilities
            and accruals                                    176       282
           Increase in other liabilities                  1,357     1,781
           Increase in policy loans                         (73)     (108)
           Increase (decrease) in deferred federal
            income taxes                                    170      (120)
           Other, net                                        (4)   (1,269)
          Net cash provided by operating activities       3,454     1,380

          CASH FLOWS FROM INVESTING ACTIVITIES:
          Investments purchased                            (743)      -0-
          Proceeds from sale and maturities of
           investments                                    1,624     2,644
          Net change in short-term investments           (2,401)   (1,250)
          Retirement of equipment                             6       -0-
          Net cash (used in) provided by
           investing activities                          (1,514)    1,394

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of debt                              (2,091)   (1,963)
          Net cash used in financing activities          (2,091)   (1,963)
          Net increase (decrease) in cash                  (151)      811

          Cash, beginning of period                       1,414       933
          Cash, end of period                          $  1,263  $  1,744

                   (See Notes to Consolidated Financial Statements)

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1995 previously filed with the Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

          The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment of FIC in InterContinental Life Corporation ("ILCO") is presented using the equity method. All significant intercompany items and transactions have been eliminated.

          FIC's net income is effected by its equity interest in InterContinental Life Corporation (ILCO) and ILCO's insurance subsidiaries. Net income for the first quarter of 1996 includes $7.2 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America (Investors-NA), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, were retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of Federal Income Tax, were used to reduce the ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company will continue to rent space on three floors of the office tower as its headquarters, under a lease which runs through September 31, 1997, with renewal options thereafter.

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

          FAS No. 121 is effective for fiscal years beginning after 1995. The Company adopted FAS No. 121 effective January 1, 1996. The adoption of this Statement did not have a material impact on the Company's financial statements.

          During 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation," which encourages companies to adopt the fair value based method of accounting for stock-based compensation. This method requires the recognition of compensation expense equal to the fair value of such equity securities at the date of the grant. This Statement also allows companies to continue to account for stock-based compensation under the intrinsic value based method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with footnote disclosure of the pro forma effects of the fair value based method. FAS No. 123 is effective for transactions entered into in years that begin after December 15, 1995.

          The Company plans to adopt FAS No. 123 during 1996 by continuing to account for stock-based compensation under the intrinsic value method and disclosing the pro forma effects of the fair value method in the footnotes to the financial statements.

          Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation:

          For the three-month period ended March 31, 1996, FIC's net income was $8,616,000 ($7.76 per common share), as compared to $2,661,000 ($2.41 per common share) for the three-month period ended March 31, 1995.

          FIC's net income is effected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the first quarter of 1996 includes $7.1 million resulting from ILCO's sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company and its affiliates will continue to occupy space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997, with renewal options thereafter. The Company has not determined if it will exercise its renewal options.

          The statutory earnings of the Company's life insurance subsidiary, Family Life Insurance Company, ("Family Life") as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $2,502,000 at March 31, 1996, as compared to $3,654,000 at March 31, 1995. These statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          The consolidated balance sheets at March 31, 1996 include Separate Account assets of Family Life in the amount of $8.5 million. The Separate Account is maintained by Family Life, which was acquired by FIC on June 12, 1991. Under the provisions of the purchase agreement between FIC and Merrill Lynch Insurance Group, Inc., certain life insurance companies affiliated with Merrill Lynch agreed to assume (on an assumption reinsurance basis) the variable annuity contracts related to such Separate Account assets. The transfer of these assets, in accordance with the provisions of the reinsurance agreement, is subject to certain regulatory approvals. Such regulatory approvals have been obtained in a number of jurisdictions, and the assumption of the business has been completed in those states. However, the Company has not obtained a definitive date from Merrill Lynch as to when the remaining regulatory approvals will be obtained, so as to enable Family Life to complete the transfer of the balance of the Separate Account assets.

              Equity in Net Income of InterContinental Life Corporation

          General

          Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. The Company's equity in the net earnings, net of federal income tax, of ILCO, was $7,147,000 for the three-month period ended March 31, 1996, as compared to $471,000 for the similar period in 1995. This increase is primarily attributable to the increase in ILCO's net income resulting from ILCO's sale of the Austin Centre property.

          FIC currently owns 1,795,146 shares of ILCO's common stock, and holds options to acquire an additional 1,702,155 shares. The options were granted under an Option Agreement between FIC and ILCO which was entered into in March, 1986. In addition, Family Life, a subsidiary of FIC, currently owns 171,200 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 1,966,346 shares (approximately 47%) of ILCO's common stock. If all of FIC's rights under the Option Agreement were to be presently exercised, FIC's ownership would amount to approximately 62% of the issued and outstanding shares of ILCO's common stock.

          The fixed maturities available for sale portion of ILCO's investment assets at March 31, 1996 was $461.6 million. The amortized cost of the fixed maturities available for sale segment as of March 31, 1996 was $459.4 million, representing a net unrealized gain of approximately $2.2 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. There is no assurance that this unrealized gain may be realized by ILCO in the future. Since FIC owns approximately 47% of the common stock of ILCO, such unrealized gains, net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of increasing the reported value of such equity interest by approximately $0.7 million.

          ILCO's net income for the three month period ended March 31, 1996, as compared to the same period in 1995, was affected by a decrease in interest expense. Interest expense was $1.1 million for the first three months of 1996, as compared to $1.5 million for the same period in 1995. The decrease is attributable to a reduction in the average principal balance of the senior loan from $69.7 million for the three month period ending March 31, 1995 to $44.94 million for the three month period ending March 31, 1996, as well as a decrease in the average rate of interest paid on the senior loan - 7.91% for the first quarter of 1996 as compared to 8.80% for the same 1995 period.

          ILCO's results  for the  first three months  of 1996  include the operations of Investors Life Insurance Company of Indiana (formerly Meridian Life Insurance Company). Investors Life Insurance Company of Indiana ("Investors-IN") was purchased by ILCO and Investors-NA for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. ILCO's results for this period also include the operations of Investors-NA and InterContinental Life Insurance Company ("ILIC").

          Liquidity and Capital Resources of ILCO

          ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries - ILIC and, since February, 1995, Investors-IN. ILCO's primary source of funds consists of payments under the Surplus Debentures from Investors-NA.

          The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies. In connection with the acquisition of Investors-IN in February, 1995, ILCO borrowed an additional $15 million under its Senior Loan to help finance the purchase. As of December 31, 1995, the unpaid principal of ILCO's Senior Loan was $59.4 million. In January, 1996, the Company made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, the Company made the schedule payments for April 1st and July 1st, totaling $9 million. At that same time, the Company made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made, which further reduced the total amount of the outstanding Senior Loan to $29.94 million, as of that date.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. One of the surplus debentures, in the original amount of $15 million, was issued in connection with the 1986 acquisition of Standard Life by ILCO; the other, in the original amount of $140 million was issued in connection with the 1988 acquisition by ILCO of the Investors Life Companies. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of March 31, 1996, the outstanding principal balance of the surplus debentures was $6.7 million and $53.6 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance laws apply to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debentures. As of March 31, 1996, the statutory capital and surplus of Investors-NA was $71.8 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

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

          Washington's insurance code includes the "greater of" standard for dividends but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Investors-NA does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the surplus debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the surplus debentures in the amounts necessary to enable ILCO to service its Senior Loan for the foreseeable future.

          Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policy holder surplus and quality of earnings.
           Under Indiana law the dividend must be paid from earned surplus.
          Extraordinary  dividend  approval  would   be  required  where  a
          dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN currently has earned surplus.

          The Form 10-Q of ILCO for each of the quarters ended March 31, 1996 and March 31, 1995, sets forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

              Results of Operations of Financial Industries Corporation

          For the three-month period ended March 31, 1996, FIC's income from operations before Federal income taxes and before equity in net earnings of affiliate, was $1,876,000 on revenues of
          $15,013,000, as compared to $2,804,000, on revenues of $16,050,000 for the same period in 1995. In part, this can be attributed to an increase in death claim payments by Family Life. For the three month period ended March 31, 1996, Family Life paid $5.6 million in death claims. For that same period in 1995, death benefit payments totaled $4.7 million.

          Premium income, net of reinsurance ceded, for the first quarter of 1996 was $10.4 million, as compared to $11.1 million in the same period in 1995.

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

          The  cash  requirements  of  FIC  and  its  subsidiaries  consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of March 31, 1996 the outstanding balance of such indebtedness was: (i) $4.67 million on the Senior Loan granted by a group of banks, which was completely paid off on April 17, 1996, and (ii) $61.2 million on the Subordinated Notes granted by Investors-NA.

          The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life, pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 1996, the statutory capital and surplus of Family Life was $24.9 million, an amount substantially in excess of the surplus floor. As of March 31, 1996, the principal balance of the Surplus Debenture was $47.3 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policy holders, investment income and the proceeds from the sale and redemption of portfolio investments.

          Washington's insurance code includes the "greater of" standard for dividends but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Family Life to make principal and interest payments under the Surplus Debenture is not affected. The Company does not anticipate that Family Life will have any difficulty in making principal and interest payments on the Surplus Debenture in the amounts necessary to enable Family Life Corporation to service its indebtedness for the foreseeable future.

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

          FIC's net cash  flow provided  by operating  activities was  $3.5 million in the three month period ended March 31, 1996, as compared to $1.38 million for the corresponding period of 1995. Net cash flow used in financing activities was $(2.09) million for the three-month period ended March 31, 1996, as compared to $(1.96) million for the corresponding period of 1995.

          In connection with the purchase of the Investors Life Companies by ILCO, the purchase of Investors-IN by ILCO and Investors-NA and the purchase of Family Life by a wholly-owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan, the repayment of the ILCO Subordinated Loans and the indebtedness created in connection with the acquisition of Investors-IN, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to ILCO's Senior Loan, with an outstanding balance at March 31, 1996 of $44.9 million.

          The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July,
          1993) relate to: (i) the Senior Loan of Family Life Corporation to a bank group, with a balance of $4.67 million at March 31, 1996 (ii) the $22.5 million note issued by Family Life Corporation to Investors-NA, and (iii) the $34.5 million loaned by Investors-NA to two subsidiaries of FIC.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

          There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                     Investments

          As of March 31, 1996, the Company's invested assets were $112.5, as compared to $112.6 million as of December 31, 1995.

          The level of short-term investments at March 31, 1996 increased to $29.6 million from the $27.2 million level which existed as of December 31, 1995. The fixed maturities available for sale portion represents $81.1 million of invested assets at March 31, 1996, as compared to $83.6 million at December 31, 1995. The amortized cost of fixed maturities available for sale as of March 31, 1996 was $80.5 million representing a net unrealized gain of approximately $0.6 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. There is no assurance that this unrealized gain may be realized in the future. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policy holder liabilities.

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

          The Company's fixed maturities portfolio, as of December 31, 1995, consisted solely of fixed maturities investments which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality). As of December 31, 1995, 100% of the fixed maturities portfolio consisted of investments with an NAIC rating of "1" (high quality).

          Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policy holders and to credit relatively consistent rates of return to its policy holders.

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

          Part II.  Other Information

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

                   None

          Item 5.  Other Information

                   None

          Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

               Form 10-K Annual Report of Registrant for the year ended December 31, 1995 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

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

          Date:     May 14, 1996