Form 10-Q
period 1996-06-30
FINANCIAL INDUSTRIES CORP
filed 1996-08-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                                SECURITIES ACT OF 1934

          For the Quarterly Period Ended June 30, 1996
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

                                        INDEX

                                                               Page No.

          Part I - Financial Information

          Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995................... 3

          Consolidated Statements of Income
               For the three and six month periods ended
               June 30, 1996 and 1995................................ 5

          Consolidated Statements of Cash Flows
               For the three and six month periods ended
               June 30, 1996 and 1995................................ 7

          Notes to Consolidated Financial Statements.................11

          Management's Discussion and Analysis of
               Financial Conditions and Results of Operations........12

          Part II

          Other Information..........................................19

          Signature Page.............................................20




          Item 1.   Financial Statements

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)

                                                       June 30,  Dec. 31,
                                                         1996      1995
                                                       Unaudited

          ASSETS

          Investments:

               Fixed maturities available for sale,
                at market value (amortized cost of
                $82,197 and $79,961, respectively)     $ 81,742  $ 83,632

               Equity securities, at market (cost
                approximately $11)                            4         4

               Policy loans                               1,986     1,774

               Short-term investments                    24,515    27,180

                    Total investments                   108,247   112,590

          Cash                                            1,204     1,414

          Investment in affiliate                        48,129    45,736

          Accrued investment income                       1,123     1,102

          Agent advances and other receivables            7,875    10,368

          Reinsurance receivables                         2,910     2,383

          Due and deferred premiums                       9,924     9,726

          Property and equipment, net                     8,767     7,452

          Deferred policy acquisition costs              39,152    36,537

          Present value of future profits of
               acquired business                         42,942    45,415

          Deferred financing costs                          -0-       168

          Other assets                                    6,145     6,264

          Separate account assets                         8,564     8,523

               Total assets                            $284,982  $287,678


                   (See Notes to Consolidated Financial Statements)



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)

                                                       June 30,  Dec. 31,
                                                         1996      1995
                                                       Unaudited

          LIABILITIES & SHAREHOLDERS' EQUITY

          Liabilities:
           Policy liabilities and contractholder
            deposit funds:
               Future policy benefits payable          $ 54,894  $ 54,909
               Contractholder deposit funds              41,915    41,456
               Unearned premiums                            129       132
               Other policy claims & benefits payable     4,838     5,836
                                                        101,776   102,333

            Senior loans                                    -0-     6,765
            Subordinated notes payable to affiliate      61,477    61,224
            Deferred federal income taxes                15,777    14,783
            Other liabilities                            12,881    11,315
            Separate account liabilities                  8,564     8,523
               Total liabilities                        200,475   204,943


          Commitments and contingencies

          Shareholders' equity:
           Common stock, $1.00 par value,
            3,304,200 shares authorized;
            1,169,060 shares issued, 1,085,593
            shares outstanding in 1996 and 1995           1,169     1,169
          Additional paid-in capital                      7,225     7,225
          Net unrealized (loss) gain on investments in
           fixed maturities available for sale           (1,568)    8,052
          Net unrealized loss on equity securities            9        11
          Retained earnings                              78,094    66,700
                                                         84,929    83,157
          Common treasury stock, at cost, 83,467
           shares in 1996 and 1995                         (422)     (422)
               Total shareholders' equity                84,507    82,735

               Total liabilities and shareholders'
                equity                                 $284,982  $287,678


                   (See Notes to Consolidated Financial Statements)



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTH PERIOD
                             ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)
                   (in thousands of dollars, except per share data)

                                                         3 Months Ended
                                                            June 30,
                                                         1996       1995

          Revenues:
           Net premiums                                $ 11,179  $ 10,259
           Net investment income                          1,807     1,875
           Earned insurance charges                       1,152     1,723
           Other                                            935       815
               Total revenues                            15,073    14,672

          Benefits and expenses:
           Benefits and other expenses                    5,087     4,281
           Interest on insurance policies                   472       577
           Amortization of present value of
            future profits of acquired business           1,092     1,183
           Amortization of deferred policy
            acquisition costs                               833       962
           Operating expenses                             3,477     3,255
           Interest expense                               1,089     1,184
                Total benefits and expenses              12,050    11,442

          Income before federal income taxes
           and equity in net earnings of
           affiliate                                      3,023     3,230

          Provision for federal income taxes                803       951

          Income before equity in net earnings
           of affiliate                                   2,220     2,279

          Equity in net earnings of affiliate, net
           of tax                                           558       488

          Net income                                   $  2,778  $  2,767


          Per Share Data:
           Common stock and common stock equivalents      1,112     1,105

           Net income per share available to common
            shareholders                               $   2.50  $   2.50


                   (See Notes to Consolidated Financial Statements)



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE SIX MONTH PERIOD
                             ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)
                   (in thousands of dollars, except per share data)

                                                         6 Months Ended
                                                            June 30,
                                                         1996      1995
          Revenues:
           Net premiums                                $ 21,611  $ 21,392
           Net investment income                          3,623     3,753
           Earned insurance charges                       2,949     3,951
           Other                                          1,904     1,626
               Total revenues                            30,087    30,722

          Benefits and expenses:
           Benefits and other expenses                   10,794     9,946
           Interest on insurance policies                 1,015     1,108
           Amortization of present value of
            future profits of acquired business           2,473     2,602
           Amortization of deferred policy
            acquisition costs                             1,883     1,752
           Operating expenses                             7,050     6,912
           Interest expense                               1,973     2,369
               Total benefits and expenses               25,188    24,689

          Income before federal income taxes
           and equity in net earnings of
           affiliate                                      4,899     6,033

          Provision for federal income taxes              1,210     1,565

          Income before equity in net earnings
           of affiliate                                   3,689     4,468

          Equity in net earnings of affiliate, net
           of tax                                         7,705       959

          Net income                                   $ 11,394  $  5,427


          Per Share Data:
           Common stock and common stock equivalents      1,111     1,105
           Net income per share available to common
            shareholders                               $  10.26  $   4.91


                   (See Notes to Consolidated Financial Statements)



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTH PERIOD
                             ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)

                                                         3 Months Ended
                                                            June 30,
                                                         1996      1995
          CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                   $  2,778  $  2,767

          Adjustments to reconcile net income to net
           cash used in operating activities:
          Amortization of present value of future
           profits                                        1,092     1,183
          Amortization of deferred policy acquisition
           costs                                            833       962
          Financing costs amortized                          84       195
          Loss on sale of equipment                         -0-       203
          Equity in undistributed earnings of
           affiliate                                         55   (12,475)

          Changes in assets and liabilities net of
           effects from purchase of insurance
           subsidiaries:
          Decrease in accrued investment income            (318)     (221)
          Decrease (increase) in agent advances and
           other receivables                                988      (406)
          (Increase) decrease in due and deferred
           premiums                                         (96)      866
          Increase in deferred policy acquisition
           costs                                         (2,379)   (3,541)
          (Increase) decrease in other assets                (8)      304
          (Decrease) increase in policy liabilities
           and accruals                                    (733)      374
          Increase in other liabilities                     209     1,977
          Increase in policy loans                         (139)      (86)
          Increase in deferred federal income taxes         824     4,111

          Other, net                                        (44)    1,259

          Net cash provided by (used in)
           operating activities                        $   3,146 $ (2,528)


                   (See Notes to Consolidated Financial Statements)



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTH PERIOD
                             ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)

                                                         3 Months Ended
                                                            June 30,
                                                         1996      1995
          CASH FLOWS FROM INVESTING ACTIVITIES:

          Investments purchased                         $(2,016) $    -0-
          Proceeds from sale and maturities of
           investments                                     (513)    9,195
          Net change in short-term investments            5,066     1,454
          Retirement of equipment                        (1,321)   (3,600)

          Net cash provided by investing activities       1,216     7,049


          CASH FLOWS FROM FINANCING ACTIVITIES:

          Issuance of subordinated notes payable
           to affiliate                                     253       226
          Repayment of debt                              (4,674)   (4,150)

          Net cash used in financing activities          (4,421)   (3,924)

          Net (decrease) increase in cash                   (59)      597

          Cash, beginning of period                       1,263     1,744

          Cash, end of period                          $  1,204  $  2,341


                   (See Notes to Consolidated Financial Statements)



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLDIATED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTH PERIOD
                             ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)
                                                         6 Months Ended
                                                            June 30,
                                                         1996      1995
          CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                   $ 11,394  $  5,427

          Adjustments to reconcile net income to net
           cash provided by (used in) operating
           activities:
          Amortization of present value of future
           profits                                        2,473     2,602
          Amortization of deferred policy acquisition
           costs                                          1,883     1,752
          Financing costs amortized                         168       336
          Loss on sale of equipment                         -0-       203
          Equity in undistributed earnings of
           affiliate                                     (8,429)  (13,696)

          Changes in assets and liabilities net of
           effects from purchase of insurance
           subsidiaries:
          (Increase) decrease in accrued
           investment income                                (21)       72
          Decrease (increase) in agent advances and
           other receivables                              1,966      (295)
          (Increase) decrease in due and deferred
           premiums                                        (198)      931
          Increase in deferred policy acquisition
           costs                                         (4,498)   (6,319)
          Decrease (increase) in other assets               119      (363)
          (Decrease) increase in policy liabilities
           and accruals                                    (557)      656
          Increase in other liabilities                    1,566    3,758
          Increase in policy loans                         (212)     (194)
          Increase in deferred federal
           income taxes                                     994     3,991

          Other, net                                        (48)       (9)
          Net cash provided by (used in)
           operating activities                        $  6,600  $ (1,148)


                   (See Notes to Consolidated Financial Statements)


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLDIATED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTH PERIOD
                             ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)

                                                         6 Months Ended
                                                            June 30,
                                                         1996      1995
          CASH FLOWS FROM INVESTING ACTIVITIES:

          Investments purchased                        $ (2,759) $    -0-
          Proceeds from sale and maturities of
           investments                                    1,111    11,839
          Net change in short-term investments            2,665       204
          Purchase of equipment, net                     (1,315)   (3,600)

          Net cash provided by (used in)
           investing activities                            (298)    8,443


          CASH FLOWS FROM FINANCING ACTIVITIES:

          Issuance of subordinated notes payable
           to affiliate                                     253       226
          Repayment of debt                              (6,765)   (6,113)

          Net cash used in financing activities          (6,512)   (5,887)

          Net (decrease) increase in cash                  (210)    1,408

          Cash, beginning of period                       1,414       933

          Cash, end of period                          $  1,204  $  2,341


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

          FIC's net income is effected by its equity interest in ILCO and ILCO's insurance subsidiaries. Net income for the first six months of 1996 includes $7.2 million resulting from the sale during the first quarter of 1996 of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company will continue to rent space on three floors of the office tower as its headquarters, under a lease which runs through September 31, 1997, with renewal options thereafter.

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

          Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation:

          For  the six-month period ended  June 30, 1996,  FIC's net income was $11,394,000 ($10.26 per common share), as compared to $5,427,000 ($4.91 per common share) for the six-month period ended June 30, 1995.

          FIC's net income is affected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the first six months of 1996 includes $7.1 million resulting from ILCO's sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company and its affiliates will continue to occupy space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997, with renewal options thereafter. A decision has not been made as to the exercise of the renewal options.

          The statutory earnings of the Company's life insurance subsidiary, Family Life Insurance Company, ("Family Life") as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $5,711,652 at June 30, 1996, as compared to $7,296,121 at June 30, 1995. These statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          The consolidated balance sheets at June 30, 1996 include Separate Account assets of Family Life in the amount of $8.56 million. The Separate Account is maintained by Family Life, which was acquired by FIC on June 12, 1991. Under the provisions of the purchase agreement between FIC and Merrill Lynch Insurance Group, Inc., certain life insurance companies affiliated with Merrill Lynch agreed to assume (on an assumption reinsurance basis) the variable annuity contracts related to such Separate Account assets. The transfer of these assets, in accordance with the provisions of the reinsurance agreement, is subject to certain regulatory approvals. Such regulatory approvals have been obtained in a number of jurisdictions, and the assumption of the business has been completed in those states. However, the Company has not obtained a definitive date from Merrill Lynch as to when the remaining regulatory approvals will be obtained, so as to enable Family Life to complete the transfer of the balance of the Separate Account assets.


              Equity in Net Income of InterContinental Life Corporation

          General

          Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. The Company's equity in the net earnings, net of federal income tax, of ILCO, was $7,705,000 for the six-month period ended June 30, 1996, as compared to $959,000 for the similar period in 1995. This increase is primarily attributable to the increase in ILCO's net income resulting from ILCO's sale of the Austin Centre property.

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

          The fixed maturities available for sale portion of ILCO's investment assets at June 30, 1996 was $461.2 million. The amortized cost of the fixed maturities available for sale segment as of June 30, 1996 was $465.7 million, representing a net unrealized loss of $4.5 million over amortized cost. Such decrease reflects unrealized losses on such investments. Since FIC owns approximately 47% of the common stock of ILCO, such unrealized loss, net of tax, is reflected in FIC's equity interest in ILCO, and had the effect of decreasing the reported value of such equity interest by approximately $1.3 million.

          ILCO's net income for the six month period ended June 30, 1996, as compared to the same period in 1995, was affected by a decrease in interest expense. Interest expense was $1.7 million for the first six months of 1996, as compared to $3.1 million for the same period in 1995. The decrease is attributable to a reduction in the average principal balance of the senior loan from $69.7 million for the six month period ending June 30, 1995 to $42.4 million for the six month period ending June 30, 1996, as well as a decrease in the average rate of interest paid on the senior loan - 7.81% for the first six months of 1996 as compared to 8.80% for the same period in 1995.

          ILCO's results for the first six months of 1996 include the operations of Investors Life Insurance Company of Indiana (formerly Meridian Life Insurance Company). Investors Life Insurance Company of Indiana ("Investors-IN") was purchased by ILCO and Investors-NA for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. ILCO's results for this period also include the operations of Investors-NA and InterContinental Life Insurance Company ("ILIC").


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

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. One of the surplus debentures, in the original amount of $15 million, was issued in connection with the 1986 acquisition of Standard Life by ILCO; the other, in the original amount of $140 million was issued in connection with the 1988 acquisition by ILCO of the Investors Life Companies. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of June 30, 1996, the outstanding principal balance of the surplus debentures was $6.6 million and $38.7 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance laws apply to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debentures. As of June 30, 1996, the statutory capital and surplus of Investors-NA was $58.8 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

          ILCO's ability to pay dividends to its shareholders is affected, in part, by receipt of dividends from its insurance subsidiaries. Under current Washington law, any proposed payment of a dividend or distribution by the Company's insurance subsidiaries which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is called an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the surplus debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the surplus debentures in the amounts necessary to enable ILCO to service its Senior Loan for the foreseeable future.

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

          The Form 10-Q of ILCO for each of the six month periods ended June 30, 1996 and June 30, 1995, sets forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

              Results of Operations of Financial Industries Corporation

          For the three-month period ended June 30, 1996, FIC's income from operations before Federal income taxes and before equity in net earnings of affiliate, was $3,023,000 on revenues of $15,073,000, as compared to $3,230,000, on revenues of $14,672,000 for the same period in 1995.

          Premium income, net of reinsurance ceded, for the second quarter of 1996 was $11.2 million, as compared to $10.3 million in the same period in 1995.


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

          The  cash  requirements  of  FIC  and  its  subsidiaries  consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of June 30, 1996 the outstanding balance of such indebtedness was $61.5 million on the Subordinated Notes granted by Investors-NA. On April 17, 1996, the Senior Loan granted by a group of banks was completely paid off; the balance as of March 31, 1996 had been $4.67 million.

          The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life, pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1996, the statutory capital and surplus of Family Life was $25.0 million, an amount substantially in excess of the surplus floor. As of June 30, 1996, the principal balance of the Surplus Debenture was $45.0 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policy holders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

          FIC's net cash flow provided by operating activities was $6.6 million in the six month period ended June 30, 1996, as compared to ($1.1) million for the corresponding period of 1995. Net cash flow used in financing activities was ($6.5) million for the six-month period ended June 30, 1996, as compared to ($5.9) million for the corresponding period of 1995.

          In connection with the purchase of the Investors Life Companies by ILCO, the purchase of Investors-IN by ILCO and Investors-NA and the purchase of Family Life by a wholly-owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan, the repayment of the ILCO Subordinated Loans and the indebtedness created in connection with the acquisition of Investors-IN, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to ILCO's Senior Loan, with an outstanding balance at June 30, 1996 of $29.9 million.

          The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July,
          1993) relate to: (i) the $22.5 million note issued by Family Life Corporation to Investors-NA, and (ii) the $34.5 million loaned by Investors-NA to two subsidiaries of FIC.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

          There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                     Investments

          As of June 30, 1996, the Company's investment assets were $108.2, as compared to $112.6 million as of December 31, 1995.

          The level of short-term investments decreased to $24.5 million for the period ended June 30, 1996, from the $27.2 million level which existed as of December 31, 1995. The fixed maturities available for sale portion represents $81.7 million of invested assets at June 30, 1996, as compared to $83.6 million at December 31, 1995. The amortized cost of fixed maturities available for sale as of June 30, 1996 was $82.2 million, representing an unrealized loss of approximately $0.50 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. The net of tax effect of this decrease has been recorded as a reduction in shareholders' equity.

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

          The Company's fixed maturities portfolio, as of June 30, 1996, consisted solely of fixed maturities investments which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality). As of June 30, 1996, 100% of the fixed maturities portfolio consisted of investments with an NAIC rating of "1" (high quality).

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

          Date:     August 14, 1996