Form 10-Q
period 1996-09-30
FINANCIAL INDUSTRIES CORP
filed 1996-11-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                                SECURITIES ACT OF 1934


          For the Quarterly Period Ended September 30, 1996
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

                                        INDEX

                                                               Page No.

          Part I - Financial Information

          Consolidated Balance Sheets
            September 30, 1996  and December 31, 1995...................3

          Consolidated Statements of Income
           For the three and nine month periods ended
           September 30,  1996 and 1995................................ 5

          Consolidated Statements of Cash Flows
           For the three and nine month periods ended
           September 30,  1996 and 1995................................ 7

          Notes to Consolidated Financial Statements...................11

          Management's Discussion and Analysis of
               Financial Conditions and Results of Operations..........12

          Part II

          Other Information............................................19

          Signature Page...............................................20

          Item 1.   Financial Statements

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)


                                                       Sept 30,  Dec. 31,
                                                         1996      1995
                                                       Unaudited

          ASSETS

          Investments:

               Fixed maturities available for sale,
                at market value (amortized cost of
                $82,741 and $79,961, respectively)     $ 82,619  $ 83,632

               Equity securities, at market (cost
                approximately $11)                            4         4

               Policy loans                               2,119     1,774

               Short-term investments                    25,966    27,180

                    Total investments                   110,708   112,590

          Cash                                            1,896     1,414

          Investment in affiliate                        49,927    45,736

          Accrued investment income                         926     1,102

          Agent advances and other receivables            7,552    10,368

          Reinsurance receivables                         5,359     2,383

          Due and deferred premiums                      10,276     9,726

          Property and equipment, net                     8,767     7,452

          Deferred policy acquisition costs              40,396    36,537

          Present value of future profits of
               acquired business                         41,513    45,415

          Deferred financing costs                          -0-       168

          Other assets                                    5,631     6,264

          Separate account assets                         8,681     8,523

               Total assets                            $291,632  $287,678


                   (See Notes to Consolidated Financial Statements)


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)


                                                       Sept 30,  Dec. 31,
                                                         1996      1995
                                                       Unaudited

          LIABILITIES & SHAREHOLDERS' EQUITY

          Liabilities:
           Policy liabilities and contractholder
            deposit funds:
               Future policy benefits payable          $ 58,088  $ 54,909
               Contractholder deposit funds              41,434    41,456
               Unearned premiums                            129       132
               Other policy claims & benefits payable     5,754     5,836
                                                        105,405   102,333

            Senior loans                                    -0-     6,765
            Subordinated notes payable to affiliate      61,477    61,224
            Deferred federal income taxes                16,470    14,783
            Other liabilities                            12,339    11,315
            Separate account liabilities                  8,681     8,523
               Total liabilities                        204,372   204,943


          Commitments and contingencies

          Shareholders' equity:
           Common stock, $1.00 par value,
            3,304,200 shares authorized;
            1,169,060 shares issued, 1,085,593
            shares outstanding in 1996 and 1995           1,169     1,169
          Additional paid-in capital                      7,225     7,225
          Net unrealized (loss) gain on investments in
           fixed maturities available for sale             (990)    8,052
          Net unrealized gain on equity securities           18        11
          Retained earnings                              80,260    66,700
                                                         87,682    83,157
          Common treasury stock, at cost, 83,467
           shares in 1996 and 1995                         (422)     (422)
               Total shareholders' equity                 87,260    82,735

               Total liabilities and shareholders'
                equity                                 $291,632  $287,678


                   (See Notes to Consolidated Financial Statements)

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTH PERIOD
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                   (in thousands of dollars, except per share data)

                                                         3 Months Ended
                                                            Sept 30,

                                                         1996       1995

          Revenues:
           Net premiums                                $ 11,025  $ 11,625
           Net investment income                          1,815     1,929
           Earned insurance charges                       1,311     1,731
           Other                                            827       803
               Total revenues                            14,978    16,088

          Benefits and expenses:
           Benefits and other expenses                    5,974     5,420
           Interest on insurance policies                   664       510
           Amortization of present value of
            future profits of acquired business           1,429     1,510
           Amortization of deferred policy
            acquisition costs                               862       958
           Operating expenses                             3,054     4,075
           Interest expense                                 923     1,197
                Total benefits and expenses              12,906    13,670

          Income before federal income taxes
           and equity in net earnings of
           affiliate                                      2,072     2,418

          Provision for federal income taxes                481       495

          Income before equity in net earnings
           of affiliate                                   1,591     1,923

          Equity in net earnings of affiliate, net
           of tax                                           574       435

          Net income                                   $  2,165  $  2,358


          Per Share Data:
           Common stock and common stock equivalents      1,113     1,109

           Net income per share available to common
            shareholders                               $   1.94  $   2.13


                   (See Notes to Consolidated Financial Statements)


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE NINE MONTH PERIOD
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                   (in thousands of dollars, except per share data)

                                                         9 Months Ended
                                                            Sept 30,
                                                         1996      1995

          Revenues:
           Net premiums                                $ 32,636  $ 33,016
           Net investment income                          5,438     5,682
           Earned insurance charges                       4,260     5,396
           Other                                          2,731     2,429
               Total revenues                            45,065    46,523

          Benefits and expenses:
           Benefits and other expenses                   16,768    15,264
           Interest on insurance policies                 1,679     1,433
           Amortization of present value of
            future profits of acquired business           3,902     4,112
           Amortization of deferred policy
            acquisition costs                             2,745     2,710
           Operating expenses                            10,104    10,987
           Interest expense                               2,896     3,566
               Total benefits and expenses               38,094    38,072

          Income before federal income taxes
           and equity in net earnings of
           affiliate                                      6,971     8,451

          Provision for federal income taxes              1,691     2,061

          Income before equity in net earnings
           of affiliate                                   5,280     6,390

          Equity in net earnings of affiliate, net
           of tax                                         8,279     1,394

          Net income                                   $ 13,559  $  7,784


          Per Share Data:
           Common stock and common stock equivalents      1,112     1,108

           Net income per share available to common
            shareholders                               $  12.19  $   7.03


                   (See Notes to Consolidated Financial Statements)


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTH PERIOD
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)


                                                         3 Months Ended
                                                            Sept 30,
                                                         1996      1995
          CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                   $  2,165  $  2,358

          Adjustments to reconcile net income to net
           cash provided by operating activities:
          Amortization of present value of future
           profits                                        1,429     1,510
          Amortization of deferred policy acquisition
           costs                                            862       958
          Financing costs amortized                         -0-      (141)
          Loss on sale of equipment                         -0-       -0-
          Equity in undistributed earnings of
           affiliate                                     (2,815)   (1,183)

          Changes in assets and liabilities net of
           effects from purchase of insurance
           subsidiaries:
          Decrease in accrued investment income             197       314
          (Increase) decrease in agent advances and
           other receivables                             (2,126)      212
          Increase in due and deferred
           premiums                                        (352)     (686)
          Increase in deferred policy acquisition
           costs                                         (2,106)   (2,418)
          (Increase) decrease in other assets               513      (723)
          Increase in policy liabilities
           and accruals                                   3,630     1,298
          (Decrease) Increase in other liabilities         (542)    2,743
          Increase in policy loans                         (133)     (181)
          Increase (decrease) in deferred federal
           income taxes                                     693    (2,672)

          Other, net                                      1,860        (4)

          Net cash provided by operating
           activities                                  $  3,275  $  1,385



                   (See Notes to Consolidated Financial Statements)



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTH PERIOD
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)



                                                         3 Months Ended
                                                            Sept 30,
                                                         1996      1995
          CASH FLOWS FROM INVESTING ACTIVITIES:

          Investments purchased                        $   (976) $    -0-
          Proceeds from sale and maturities of
           investments                                     (156)      399
          Net change in short-term investments           (1,451)     (207)
          Retirement of equipment                           -0-         1

          Net cash (used in) provided by
           investing activities                          (2,583)      193


          CASH FLOWS FROM FINANCING ACTIVITIES:

          Issuance of subordinated notes payable
           to affiliate                                     -0-       -0-
          Repayment of debt                                 -0-    (2,091)

          Net cash used in financing activities             -0-    (2,091)

          Net increase (decrease) in cash                   692      (513)

          Cash, beginning of period                       1,204     2,341

          Cash, end of period                          $  1,896  $  1,828


                   (See Notes to Consolidated Financial Statements)


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLDIATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTH PERIOD
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)
                                                         9 Months Ended
                                                            Sept 30,
                                                         1996      1995
          CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                   $ 13,559  $  7,784

          Adjustments to reconcile net income to net
           cash provided by operating activities:
          Amortization of present value of future
           profits                                        3,902     4,112
          Amortization of deferred policy acquisition
           costs                                          2,745     2,710
          Financing costs amortized                         168       195
          Loss on sale of equipment                         -0-       -0-
          Equity in undistributed earnings of
           affiliate                                    (11,244)   (3,642)

          Changes in assets and liabilities net of
           effects from purchase of insurance
           subsidiaries:
          Decrease in accrued investment income             176       386
          Decrease in agent advances and
           other receivables                               (160)      (83)
          (Increase) decrease in due and deferred
           premiums                                        (550)      245
          Increase in deferred policy acquisition
           costs                                         (6,604)   (8,737)
          Decrease (increase) in other assets               632    (1,086)
          Increase in policy liabilities
           and accruals                                   3,073     1,954
          Increase in other liabilities                   1,024     6,501
          Increase in policy loans                         (345)     (375)
          Increase in deferred federal
           income taxes                                   1,687     1,319

          Other, net                                      1,812       (12)

          Net cash provided by operating
           activities                                  $  9,875  $ 11,271

                   (See Notes to Consolidated Financial Statements)

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLDIATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTH PERIOD
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)

                                                         9 Months Ended
                                                            Sept 30,
                                                         1996      1995
          CASH FLOWS FROM INVESTING ACTIVITIES:

          Investments purchased                        $ (3,735) $    -0-
          Proceeds from sale and maturities of
           investments                                      955     1,001
          Net change in short-term investments            1,214        (3)
          Purchase of equipment, net                     (1,315)   (3,396)

          Net cash used in investing activities          (2,881)   (2,398)


          CASH FLOWS FROM FINANCING ACTIVITIES:

          Issuance of subordinated notes payable
           to affiliate                                     253       226
          Repayment of debt                              (6,765)   (8,204)

          Net cash used in financing activities          (6,512)   (7,978)

          Net increase in cash                              482       895

          Cash, beginning of period                       1,414       933

          Cash, end of period                          $  1,896  $  1,828


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

          FIC's net income is effected by its equity interest in ILCO and ILCO's insurance subsidiaries. Net income for the first nine months of 1996 includes $7.2 million resulting from the sale during the first quarter of 1996 of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996.

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

          Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations:

          For the nine-month period ended September 30, 1996, FIC's net income was $13,559,000 ($12.19 per common share), as compared to $7,784,000 ($7.03 per common share) for the nine-month period ended September 30, 1995.

          FIC's net income is affected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the first nine months of 1996 includes $7.1 million resulting from ILCO's sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996.

          The statutory earnings of the Company's life insurance subsidiary, Family Life Insurance Company, ("Family Life") as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $8,578,339 at September 30, 1996, as compared to $10,841,027 at September 30, 1995. These statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          The consolidated balance sheets at September 30, 1996 include Separate Account assets of Family Life in the amount of $8.68 million. The Separate Account is maintained by Family Life, which was acquired by FIC on June 12, 1991. Under the provisions of the purchase agreement between FIC and Merrill Lynch Insurance Group, Inc., certain life insurance companies affiliated with
          Merrill Lynch agreed to assume (on an assumption reinsurance basis) the variable annuity contracts related to such Separate Account assets. The transfer of these assets, in accordance with the provisions of the reinsurance agreement, is subject to certain regulatory approvals. Such regulatory approvals have been obtained in a number of jurisdictions, and the assumption of the business has been completed in those states. However, the Company has not obtained a definitive date from Merrill Lynch as to when the remaining regulatory approvals will be obtained, so as to enable Family Life to complete the transfer of the balance of the Separate Account assets.

              Equity in Net Income of InterContinental Life Corporation

          General

          Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. The Company's equity in the net earnings, net of federal income tax, of ILCO, was $8,279,000 for the nine-month period ended September 30, 1996, as compared to $1,394,000 for the similar period in 1995. This increase is primarily attributable to the increase in ILCO's net income resulting from ILCO's sale of the Austin Centre property.

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

          The fixed maturities available for sale portion of ILCO's investment assets at September 30, 1996 was $461.6 million. The amortized cost of the fixed maturities available for sale segment as of September 30, 1996 was $466.2 million, representing a net unrealized loss of $4.6 million over amortized cost. Such decrease reflects unrealized losses on such investments. Since FIC owns approximately 47% of the common stock of ILCO, such unrealized loss, net of tax, is reflected in FIC's equity interest in ILCO, and had the effect of decreasing the reported value of such equity interest by approximately $7.2 million.

          ILCO's net income for the nine-month period ended September 30, 1996, as compared to the same period in 1995, was affected by a decrease in interest expense. Interest expense was $2.27 million for the first nine months of 1996, as compared to $4.55 million for the same period in 1995. The decrease is attributable to a reduction in the average principal balance of the senior loan from $65.96 million for the nine-month period ending September 30, 1995 to $36.58 million for the nine-month period ending September 30, 1996, as well as a decrease in the average rate of interest paid on the senior loan - 7.78% for the first nine months of 1996 as compared to 8.72% for the same period in 1995.

          ILCO's  results for  the first  nine months  of 1996  include the operations of Investors Life Insurance Company of Indiana (formerly Meridian Life Insurance Company). Investors Life Insurance Company of Indiana ("Investors-IN") was purchased by ILCO and Investors-NA for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. ILCO's results for this period also include the operations of Investors-NA and InterContinental Life Insurance Company ("ILIC").

          Liquidity and Capital Resources of ILCO

          ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries - ILIC and, since February, 1995, Investors-IN. ILCO's primary source of funds consists of payments under the Surplus Debentures from Investors-NA.

          The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies. In connection with the acquisition of Investors-IN in February, 1995, ILCO borrowed an additional $15 million under its Senior Loan to help finance the purchase. As of December 31, 1995, the unpaid principal of
          ILCO's Senior Loan was $59.4 million. In January, 1996, ILCO made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, ILCO made the scheduled payments for April 1st and July 1st, totaling $9 million. At that same time, it made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made. In July, 1996, ILCO made the principal payment for October 1st ($4.5 million), plus an optional principal payment of $0.5 million, thereby reducing the total amount of its outstanding Senior Loan to $24.94 million.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. One of the surplus debentures, in the original amount of $15 million, was issued in connection with the 1986 acquisition of Standard Life by ILCO; the other, in the original amount of $140 million was issued in connection with the 1988 acquisition by ILCO of the Investors Life Companies. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of September 30, 1996, the outstanding principal balance of the surplus debentures was $6.4 million and $35.5 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance laws apply to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debentures. As of September 30, 1996, the statutory capital and surplus of Investors-NA was $54.3 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

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

          The Form 10-Q of ILCO for each of the nine-month periods ended September 30, 1996 and September 30, 1995, sets forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

              Results of Operations of Financial Industries Corporation

          For the three-month period ended September 30, 1996, FIC's income from operations before Federal income taxes and before equity in net earnings of affiliate, was $2,072,000 on revenues of
          $14,978,000, as compared to $2,418,000, on revenues of $16,088,000 for the same period in 1995.

          Premium income, net of reinsurance ceded, for the third quarter of 1996 was $11.03 million, as compared to $11.63 million in the same period in 1995.

                           Liquidity and Capital Resources

          FIC is a holding company whose principal assets consist of the common stock of Family Life Insurance Company and its equity ownership in InterContinental Life Corporation ("ILCO"). FIC's primary sources of capital consist of cash flow from operations of its subsidiaries and the proceeds from bank and institutional borrowings.

          The  cash  requirements  of  FIC  and  its  subsidiaries  consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of September 30, 1996 the outstanding balance of such indebtedness was $61.5 million on the Subordinated Notes granted by Investors-NA. On April 17, 1996, the Senior Loan granted by a group of banks was completely paid off; the balance as of March 31, 1996 had been $4.67 million.

          The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life, pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1996, the statutory capital and surplus of Family Life was $24.2 million, an amount substantially in excess of the surplus floor. As of September 30, 1996, the principal balance of the Surplus Debenture was $42.8 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policy holders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

          FIC's net cash flow provided by operating activities was $9.9 million in the nine-month period ended September 30, 1996, as compared to $11.3 million for the corresponding period of 1995. Net cash flow used in financing activities was $6.5 million for the nine-month period ended September 30, 1996, as compared to $8.0 million for the corresponding period of 1995.

          In connection with the purchase of the Investors Life Companies by ILCO, the purchase of Investors-IN by ILCO and Investors-NA and the purchase of Family Life by a wholly-owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan, the repayment of the ILCO Subordinated Loans and the indebtedness created in connection with the acquisition of Investors-IN, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to ILCO's Senior Loan, with an outstanding balance at September 30, 1996 of $24.9 million.

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

                                     Investments

          As of September 30, 1996, the Company's investment assets were $110.7, as compared to $112.6 million as of December 31, 1995.

          The level of short-term investments decreased to $25.9 million for the period ended September 30, 1996, from the $27.2 million level which existed as of December 31, 1995. The fixed maturities available for sale portion represents $82.6 million of invested assets at September 30, 1996, as compared to $83.6 million at December 31, 1995. The amortized cost of fixed maturities available for sale as of September 30, 1996 was $82.7 million, representing an unrealized loss of approximately $0.1 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. The net of tax effect of this decrease has been recorded as a reduction in shareholders' equity.

          The assets held by Family Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short-to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high-yield" or "non-investment grade."

          The Company's fixed maturities portfolio, as of September 30, 1996, consisted solely of fixed maturities investments which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality). As of September 30, 1996, 100% of the fixed maturities portfolio consisted of investments with an NAIC rating of "1" (high quality).

          Management  believes that  the absence  of "high-yield"  or "non-
          investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policy holders and to credit relatively consistent rates of return to its policy holders.

                                   Subsequent Event

          At a Special Meeting of Shareholders held on November 12, 1996, the shareholders of the Company approved an amendment to the Articles of Incorporation, increasing the number of authorized shares of common stock from 3,304,200 to 10,000,000 and changing the par value from $1.00 per share to $0.20 per share. This action allowed the Company to implement the five-for-one stock split which was authorized by the board of directors at a meeting held on September 27, 1996. The record date for the stock split is November 12, 1996 and the distribution date for the new certificates is November 19, 1996. Shareholders will not be required to surrender their original share certificates. Under the provisions of the amendment to the Articles of Incorporation, such certificates are automatically converted to shares with a par value of $0.20. The Company will issue to each shareholder as of the record date a certificate representing an additional four shares of common stock for each share held.

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

                   None


          Item 3.  Defaults Upon Senior Securities

                   None


          Item 4.  Submission of Matters to a Vote of Security Holders

                   None


          Item 5.  Other Information

          At a Special Meeting of Shareholders held on November 12, 1996, shareholder of the Company approved an amendment to the Articles of Incorporation, authorizing an increase in common stock from 3,304,200 shares to 10,000,000 shares and changing the par value from $1.00 to $0.20. The approval of the amendment permitted the Company to proceed with the five-for-one split of the common stock, as previously approved by the board of directors.


          Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

               (i) Amendment to the Articles of Incorporation of the Registrant, filed November 12, 1996.

               (ii) Form  10-K Annual  Report  of Registrant  for the  year ended December 31, 1995 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

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



          Date:     November 14, 1996