Form 10-K
period 1996-12-31
FINANCIAL INDUSTRIES CORP
filed 1997-03-28
CIK 35733

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K


          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1996

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

                             Common Stock,  $.20 par value

                                  (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.  YES  X    NO

          The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 25, 1997, based on the closing sales price in The Nasdaq Small-Cap Market ($12.25 per share), was $41,001,608.

          The number of shares outstanding of Registrant's common stock on March 25, 1997 was 5,427,965.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          DOCUMENTS INCORPORATED BY REFERENCE:

               A. Reports on Form 10-K of InterContinental Life Corporation for the fiscal years ended December 31, 1996, 1995 and 1994 are hereby incorporated by reference.


                                        PART I

          Item 1. Business

          General

          Financial Industries Corporation ("FIC", the "Company" or the "Registrant") is a holding company primarily engaged in the life insurance business through its ownership of 100% of Family Life Insurance Company ("Family Life") and its approximately 46% interest in InterContinental Life Corporation ("ILCO"). FIC also holds options to acquire additional shares, which, if exercised, would result in FIC owning approximately 61.5% of ILCO's outstanding shares.

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

          Acquisition of ILCO. In January 1985, FIC acquired 26.53% of ILCO's Common Stock. FIC and Family Life subsequently acquired additional shares of ILCO's Common Stock and as of March 17, 1997, FIC owned, directly and indirectly through Family Life, approximately 46% of the outstanding shares of ILCO's Common Stock. FIC holds options to acquire up to 1,702,155 additional shares of ILCO's Common Stock. Giving effect to the exercise of those options, FIC would own, directly and indirectly through Family Life, approximately 61.54% of the outstanding shares of ILCO's Common Stock. The exercise price of the options is equal to the average quoted market price of ILCO's common stock over the six-month period immediately prior to exercise. In addition, in the event that any other party should seek to acquire, without the prior approval of ILCO's Board of Directors, securities aggregating five percent or more of the outstanding shares of ILCO, FIC would then have the right to acquire, under the same price formula, that number of shares of common stock which together with the shares then owned by FIC, would amount to 51%
          of the outstanding shares of ILCO. The consideration for the options was FIC's granting to ILCO a loan in the principal amount of $1.2 million, FIC's agreement to guarantee additional ILCO obligations totaling $4.0 million and FIC's agreement to guarantee ILCO's lease obligation on its headquarters building upon demand. In addition, FIC guaranteed a $15.0 million term loan of ILCO.

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

          ILCO's Acquisitions

          In November 1986, ILCO acquired Standard Life Insurance Company ("Standard Life"), headquartered in Jackson, Mississippi, for a gross purchase price of $54.5 million. A portion of the funds used by the new life insurance company formed by ILCO to make the acquisition ("New Standard") was the proceeds of a loan extended to the Company by a national bank in the principal amount of $15.0 million (the "Standard Term Loan"). This sum was, in turn, loaned by ILCO to New Standard, and the loan was evidenced by a surplus debenture. New Standard was merged into Standard Life in June 1988.

          In December 1988, ILCO, through Standard Life, purchased Investors Life Insurance Company of California ("Investors-CA") and Investors Life Insurance Company of North America ("Investors-NA") from CIGNA Corporation for a purchase price of $140 million. ILCO obtained the funds used for the acquisition from: (a) a senior loan in the amount of $125.0 million provided by six financial institutions, (b) a $10.0 million subordinated loan provided by two insurance and financial service organizations and (c) the sale of $5.0 million of Class A Preferred Stock to CIGNA and $15.0 million of Class B Preferred Stock to the subordinated lenders. Approximately $15.0 million of these funds were used to discharge the Standard Term Loan. The balance of these funds were loaned by ILCO to Standard Life. To evidence this indebtedness, Standard Life issued a $140.0 million surplus debenture to ILCO. In connection with the subordinated debt and preferred stock financing, ILCO issued detachable warrants entitling the holders to purchase 1,107,480 shares of ILCO's Common Stock at $3.33 per share.

          In May 1990, ILCO effected an exchange agreement with the holders of its Class A Preferred Stock and its Class B Preferred Stock. Under the provisions of the exchange agreement, the holders of the Class A Preferred Stock received $5 million principal amount of a 13.25% 1998 Series Subordinate Notes, due November 1, 1998, together with a make whole amount equal to 13.25% of the then outstanding balance of the Note. The holders of the Class B Preferred Stock received $15 million principal amount of a 13.25% 1999 Series Subordinated Notes, due November 1, 1999.

          ILCO prepaid the subordinated debt and purchased the warrants in early 1993. See "The ILCO Senior Loan".

          In February, 1995, ILCO, through Investors-NA, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million. After the acquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors-IN"). Investors-IN is licensed in ten states and markets a variety of individual life and annuity products through independent agents.

          On March 25, 1997, ILCO and Investors-IN entered into an agreement to acquire State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for a cash purchase price of $11.8 million, subject to certain post-closing adjustments. In connection with this transaction, the bank group participating in the Senior Loan have agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral would result in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life would be merged into Investors-IN. The closing of the transaction, which is expected to occur during the second quarter of 1997, is subject to regulatory approvals.

          Business of Family Life Insurance Company

          Family Life, which was organized in the State of Washington in 1949, specializes in providing mortgage protection life, disability and accidental death insurance and annuity products to mortgage borrowers of financial institutions. Family Life has policies in force with customers of approximately 335 financial institutions, of which approximately 35 actively provide Family Life with regular updating of their lists of borrowers.

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

          During 1996, 1995 and 1994, Family Life received premium income from sales of its annuity products and various lines of insurance as follows: $0.2 million, $3.8 million and $1.5, respectively, from annuity products; $48.3 million, $51.5 million and $52.4 million, respectively, from individual life; $1.0 million, $1.2 million and $1.4 million, respectively, from individual accident and health; $469,327, $483,373 and $609,132, respectively, from direct mail (group) life and $238,128, $289,749 and $424,429, respectively, from direct mail (group) accident and health.

          Family Life is licensed to sell mortgage life insurance products in 49 states and the District of Columbia. In 1996, premium income from these products was derived from all states in which Family Life is licensed, with significant amounts derived from Texas (24%), California (23%), and Illinois (5%).

          Family Life's primary distribution channel is its agency force of approximately 514 career agents (at December 31, 1996), who are organized into ten regions. Most of the career agents sell mortgage life insurance products exclusively for Family Life. Family Life's other distribution channel had been direct mail marketing. However, in 1992, Family Life discontinued solicitations of new direct mail business in order to concentrate more cost effectively on proven agent sold operations.

          The mortgage life insurance business is very fragmented. Family Life believes that it is among the larger writers of agent sold mortgage life insurance in the United States and the only nation-wide agent-sold life insurance company operating through leads from financial institutions. Many of Family Life's competitors are life insurance companies with more resources than Family Life and whose mortgage life insurance business represents only a small portion of their total business.

          Consolidation and Administration

          Following the 1991 acquisition of Family Life by FIC, management integrated the sales, marketing, underwriting, accounting, contract and licensing, investments, personnel, data processing, home office support and other departments of Family Life and the life insurance subsidiaries of ILCO. Management believes this integration has resulted in cost savings for Family Life and ILCO's insurance subsidiaries. During 1992, ILCO's and FIC's insurance operations were centralized at their headquarters in Austin, Texas, with the exception of certain services performed in Seattle, Washington. Management believes that relocating administrative functions to Austin has reduced costs and improved the efficiency of the insurance companies' operations.

          At December 31, 1996, the number of employees within FIC and its subsidiaries, together with the employees of ILCO's insurance subsidiaries, was approximately 332.

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

          ILCO's centralized management techniques resulted in significant employee reductions and expense savings in the three life insurance companies acquired by ILCO in 1986 and 1988. During 1996, the general insurance expenses of ILCO's insurance subsidiaries were $12,008,160, as compared to $13,737,883 in 1995 and $12,865,000 in 1994. The attainment of this level of cost reduction has contributed significantly to the achievement of the current level of profitability. Management is committed to maintaining the general insurance expenses of ILCO's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

          Principal Products. ILCO's insurance subsidiaries are engaged primarily in administering existing portfolios of individual and group life insurance and accident and health insurance policies and annuity products. Approximately 74.5% of the total collected premiums for 1996 were derived primarily from renewal premiums on insurance policies and annuity products sold by ILCO's insurance subsidiaries prior to their acquisition by ILCO.

          ILCO's insurance subsidiaries are also engaged in marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. These products are marketed through independent, non-exclusive general agents.

          The products currently being distributed include several versions of universal life insurance and interest-sensitive whole life insurance. Under a whole life insurance policy, the policyholder pays a level premium over his or her expected lifetime. The policy combines life insurance protection with a savings plan that gradually increases in amount over a period of several years. The universal and interest-sensitive whole life insurance policies of ILCO's insurance subsidiaries provide permanent life insurance which credit company-declared current interest rates. The universal life insurance portfolio of ILCO's insurance subsidiaries consists primarily of flexible premium universal life insurance policies. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the date of payment and frequency of payments.

          Direct premiums received from all types of universal life products were $40.6 million in 1996, as compared to $42.3 million in 1995 and $42.1 million in 1994. Investors-NA received reinsurance premiums from Family Life of $1.6 million in 1996, pursuant to the reinsurance agreement for universal life products written by Family Life. In 1996, premium income from all life insurance products was derived from all states in which ILCO's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), California (9.0%) New Jersey (9.0%).

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

          Two of ILCO's insurance subsidiaries receive premium income from health insurance policies. In 1996, premium income from all health insurance policies was $0.9 million, as compared to $1.1 million in 1995 and $1.4 million in 1994. Premium income from health insurance in 1996 was derived from all of the states in which those two insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (23%), New Jersey (23%), and California (10%).

          Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Capital Manager Trust ("PCM Fund"), a series fund which is managed by Putnam Investment Management, Inc. As of January 1, 1997, the PCM Fund changed its name to Putnam Variable Trust. Prior to April, 1995, the underlying investment vehicle for the variable annuity contracts was the CIGNA Annuity Funds Group. A substitution of the PCM Fund for the CIGNA Funds was completed in April, 1995. The plan of substitution was approved by the Securities and Exchange Commission. Following such approval, the plan was submitted to policyholders for approval, which approval was obtained. During 1996, the premium income realized in connection with these variable annuity policies was $256,294, which was received from existing contract owners.

          Direct deposits from the sale of fixed annuity products by ILCO's subsidiaries were $948,000 in 1996, as compared to $1,359,000 in 1995 and $1,296,000 in 1994. Investors-NA received reinsurance premiums from Family Life of $3.8 million in 1996, pursuant to the reinsurance agreement for annuity products written by Family Life.

          The following  table  sets  forth,  for  the  three  years  ended
          December 31, 1996, the combined premium income and other considerations received by ILCO's insurance subsidiaries from sales of their various lines of insurance.


                                             Year Ended December 31,
          Type of Insurance            1996          1995         1994
                                                (in thousands)
          Individual:

          Life                           $15,031    $16,426    $15,721
          Accident & Health                1,035      1,218      1,435

            Total Individual Lines        16,066     17,644     17,156

          Group:

          Life                             2,018      2,594      2,226

          Accident & Health                               6        105
            Total Group Lines              2,018      2,600      2,331

          Credit:

          Life                               (85)      (222)     3,282
          Accident & Health                 (57)        240      2,296
            Total Credit Lines              (142)        18     5,578

          Total Premiums                  17,942     20,262     25,065
          Reinsurance premiums ceded     (7,962)     (8,568)   (10,748)

               Total Net Premium          9,980      11,694     14,317

          Amount Received on
          Investment
          Type Contracts                 47,135      44,130     43,372

               Total Premiums and
               Deposits Received         $57,115    $55,824    $57,689

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

          The investment objective of Family Life and ILCO's insurance subsidiaries emphasizes the selection of short to medium term, high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. At December 31, 1996, only 3.9% of ILCO's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 1.1% of ILCO's total assets at December 31, 1996. ILCO had investments in debt securities of affiliated companies aggregating approximately $59.9 million as of December 31, 1996. Family Life does not have investments in mortgage loans, real estate, non-investment grade debt securities or affiliates' debt securities.

          The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $40.4 million and $260.1 million, respectively, and mortgage-backed pass-through securities of $7.3 million and $53.7 million, respectively, at December 31, 1996. Mortgage-backed pass-through securities, sequential CMO's, support bonds and z-accrual bonds, which comprised approximately 39.8% of the book value of FIC's mortgage-backed securities and 52.3% of the book value of ILCO's mortgage-backed securities at December 31, 1996, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At December 31, 1996, PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 60.8% of the book value of FIC's mortgage-backed securities and approximately 47.7% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 21.1% of the book value of FIC's mortgage-backed securities and approximately 35.2% of the book value of ILCO's mortgage-backed securities at December 31, 1996. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. FIC does not have any z-accrual bonds, and those bonds constituted only 3.4% of the book value of ILCO's mortgage-backed securities at December 31, 1996. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Neither FIC nor ILCO made additional investments in CMOs during 1996, and the current investment objectives of both FIC and ILCO do not contemplate additions to the portfolio of CMO investments during 1997.

          FIC  and  ILCO  do   not  invest  in  non-agency  mortgage-backed
          securities, which have a greater credit risk than that of agency mortgage-backed securities.

          ILCO and FIC do not make new mortgage loans on commercial properties. Substantially all of ILCO's mortgage loans were made by its subsidiaries prior to their acquisition by ILCO. At December 31, 1996, 0.6% of the total book value of mortgage loans held by ILCO had defaulted as to principal or interest for more than 90 days, and none of ILCO's mortgage loans were in foreclosure. During 1996, none of ILCO's mortgage loans were converted to foreclosed real estate or were restructured while ILCO owned them. Family Life does not have any mortgage loans.

          Another key element of FIC's and ILCO's investment strategy is to avoid large exposure in other investment categories which management believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 1.2% of ILCO's invested assets and none of FIC's invested assets at December 31, 1996.

          A subsidiary of ILCO, Investors-NA, is the owner and developer of an office complex known as Bridgepoint Square Offices. Once completed, the project will consist of four office buildings, with a total rentable space of 364,000 square feet, and two parking garages. Investors-NA purchased the 20 acre tract of land for this complex in January, 1995. At that time, the tract included one completed and fully leased office building, an adjacent parking garage, and sites for three more office buildings and a second parking garage. Since the purchase, Investors-NA has completed construction on the second parking garage and two of the remaining building sites. Construction is in progress on the fourth building, with a projected completion date in July, 1997. Three of the four buildings are fully occupied by tenants and the fourth is partially leased. Negotiations are in progress with two potential tenants to lease the remaining space in the fourth building. See Item 2. Properties.

          In May 1996, Family Life Insurance Company, an indirect, 100% owned subsidiary of FIC, purchased a 7.1 acre tract adjacent to the original Bridgepoint Square tract. This second tract contained one building site and one garage site. In January, 1997, Family Life began construction on a four-story office building, with rentable space of approximately 71,500 square feet, and the parking garage, with 350 parking spaces. The projected completion date is September, 1997. Once construction on the building is completed, FIC, ILCO and their related companies will move their headquarters from the current location in the Austin Centre to the new office building. The companies will occupy approximately 50,000 square feet of the building, with the balance to be leased to a third party.

          FIC  and   ILCO  have  established  and   staffed  an  investment
          department, which manages portfolio investments and investment accounting functions for their life insurance subsidiaries.

          Agency Operations

          The products of FIC's and ILCO's insurance subsidiaries are marketed and sold through two divisions:

          A.   Investors Life Distribution System

          Investors Life Distribution System sells a wide range of life insurance and annuity products through an independent, non-exclusive general agent sales distribution system. The products sold are issued by subsidiary companies of ILCO.

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

          Sales and Marketing for Family Life is directed by the Executive Vice President of Marketing and Sales. Reporting to the Executive Vice President, the Senior Vice President of Marketing heads the Family Life marketing organization which is focused on the development and maintenance of contractual agreements with the financial institutions which provide referrals to, and collect monthly premiums from, their borrowers for Family Life insurance plans. The Senior Vice President for Family Life Sales directs nine Regional Vice Presidents. The Family Life distribution system consists of 72 District Sales Managers, and 514 active career agents.

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

          In 1988, Investors-NA entered into a bulk reinsurance treaty under which it reinsured all of its risks under accidental death benefit policies. ILIC had previously obtained similar bulk reinsurance for accidental death benefit policies. The treaty was renegotiated with another reinsurer, with a new effective date of January 1, 1996. Effective as of January 1, 1997, the treaty was renegotiated with a different reinsurer.

          In 1993 ILCO's life insurance subsidiaries entered into a quota share reinsurance treaty under which all credit life and health business issued March 1, 1993 and later is 50% reinsured.

          In 1995, Family Life (as the ceding company) entered into a reinsurance agreement with Investors-NA (as the reinsuring company) pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Family Life (as the ceding company) entered into a reinsurance agreement with Investors-NA (as the reinsuring company), pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

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

          As part of the financing arrangement, FLC entered into a senior loan agreement under which $50 million was provided by a group of banks (the "Family Life Senior Loan"). The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch and $14 million borrowed by FLIIC from an affiliate of Merrill Lynch and evidenced by a subordinated note in the principal amount of $12 million and a subordinated note in the principal amount of $2 million (collectively, the "Merrill Lynch Subordinated Loans") and $25 million lent by two insurance company subsidiaries of ILCO (the "Investors Life Subordinated Loans"). The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under the Investors Life Subordinated Loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the $34.5 million subordinated loans obtained from Investors-NA, the expiration date of the options was extended to September 12, 2006. For a discussion of the 1996 amendments, please refer to Item 13, Certain Relationships and Related Transactions with Management, above.

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

          Family Life Senior and Subordinated Loans

          Senior Loan. The Senior Loan obligations of FLC were completely paid off on April 17, 1996. During the period that the Senior Loan was in effect, it was a secured and guaranteed five year term loan in the initial principal amount of $50 million. The Senior Loan consisted of separate notes (one for each member of the lending syndicate), with interest payable quarterly and a final maturity date of June 12, 1996. The interest rate of the Senior Loan was subject to periodic change based upon stipulated percentages above a quoted bank base lending rate or Eurodollar rate as such are in effect from time to time.

          Upon the retirement of the Senior Loan, certain of the its provisions were automatically incorporated into the Investors Life Subordinated Loans which are described in the following section. Those provisions include specified events of default, including, but not limited to, failure to pay principal, interest, commitment fees or other amounts payable when due, failure to maintain certain financial covenants, violation of covenants (including covenants with respect to the maintenance of a minimum net worth), material misrepresentations, defaults under other indebtedness, the loss of any license of an insurance subsidiary of FLC which would have a material adverse effect on FLC, defaults under the FIC guaranty agreement, a fine in an amount in excess of $100,000 imposed upon any insurance subsidiary of FLC by any state insurance regulatory agency, changes in ownership or control of FIC by its controlling person, Roy F. Mitte, or in ILCO by FIC and the occurrence of certain events of bankruptcy. In addition, the security interests furnished to the lenders under the Senior Loan were transferred to Investors-NA. The security interests include all of the issued and outstanding shares of common stock of FLIIC, all of the issued and outstanding shares of preferred stock and common stock of FLC and Family Life and the $97.5 million surplus debenture of Family Life.

          Investors Life Subordinated Loans. The $22.5 million subordinated senior note issued by FLC to Investors-NA was originally scheduled to mature on June 12, 1998, with principal payments in four equal semi-annual principal installments of $5,625,000 each on December 12, 1996, June 12, 1997, December 12,
          1997 and June 12, 1998. Interest is payable semi-annually, at the rate of 11% per annum. Effective as of June 12, 1996, the note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996. The final quarterly principal payment is due on September 12, 2001. The interest rate on the note remains at 11%.

          The $2.5 million subordinated note issued by FIC to Investors-CA initially provided for interest, payable semi-annually, at the rate of 12% per annum, and its principal is due and payable in full at maturity on June 12, 1998 (the "FIC Note"). As a result of the merger of Investors-CA into Investors-NA, the FIC Note is now owned by Investors-NA. Prior to June 12, 1996, accrued interest on the FIC Note was paid by delivery of additional notes of FIC having terms identical to such original note, including the payment of interest (the "PIK Notes"). Interest payable on and after June 12, 1996 on all of the FIC Note is to be paid in cash. Effective as of June 12, 1996, the FIC Note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing
          December 12, 1996 with the final payment due on September 12, 2001. With respect to the PIK Notes, the amendment provided that the principal balance of the notes ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, commencing December 12, 1996 with the final payment due on September 12, 2001. The interest rate on both the FIC Note and the PIK Notes remained at 12%.

          The   obligors  are   allowed  to   prepay  the   Investors  Life
          Subordinated Loans, in whole or in part, without premium or penalty. During the time that the Senior Loan was outstanding, the Investors Life Subordinated Loans were subordinated to the Senior Loan and constitute a second lien on the pledged collateral subject to the first lien of the Senior Loan. Repayment of FLC's $22.5 million note is also guaranteed by FIC.

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

          The Investors Life Subordinated Loan documents also contain various specified negative, affirmative and financial covenants to be performed or observed by FLC, FIC and their subsidiaries. During the period the Senior Loan was outstanding, the covenants in effect under the Investors Life Subordinated Loan documents were less restrictive than the covenants under the Senior Loan documents but become generally equivalent to the Senior Loan restrictions upon the termination of the Senior Loan.

          On July 30, 1993, Investors-NA loaned $34.5 million to FLC and FLIIC in the form of subordinated notes in connection with the prepayment of the Merrill Lynch Subordinated Loans. See "The Family Life Refinancing."

          As of December 31, 1996 the outstanding principal balance of the Investors Life Subordinated Loans, including the loans made by Investors-NA in 1993 was $59,940,193.

          Options. In addition to the interest provided under the Investors Life Subordinated Loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in amounts proportionate to their respective loans, up to a total of
          9.9 percent of shares of FIC common stock at a price of $2.10 per share (as adjusted to reflect the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the $34.5 million subordinated loans obtained from Investors-NA, the expiration date of the options was extended to September 12, 2006.

          The Family Life Refinancing. On July 30, 1993, the Merrill Lynch Subordinated Loans were prepaid. $38 million plus accrued interest was paid to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993.


          The primary source of the funds used to prepay the Merrill Lynch Subordinated Loans was new subordinated loans totalling $34.5 million that were obtained from Investors-NA. Prior to the 1996 amendments described below, the principal amount of the new subordinated debt was payable in four equal annual installments in 2000, 2001, 2002 and 2003. The interest rate is 9%. The other terms of the 1993 notes are substantially the same as those of the $22.5 million subordinated loan that Investors-NA had previously made to FLC and that continue to be outstanding.

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

          As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing
          December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.


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

          In May 1, 1990, ILCO effected an exchange agreement with the holders of its Class A Preferred Stock (principal amount of $5 million; dividend rate of 13.25%) and its Class B Preferred Stock (principal amount of $15 million; dividend rate of 13.25%). Under the provisions of the exchange agreement, the holders of the Class A Preferred Stock received $5 million principal amount of a 13.25% 1998 Series Subordinated Notes, due November 1, 1998, together with a make whole amount equal to 13.25% of the then outstanding balance of the Note. The holders of the Class B Preferred Stock received $15 million principal amount of a 13.25% 1999 Series Subordinated Notes, due November 1, 1999.

          The ILCO Refinancing. In January, 1993, ILCO prepaid all of its subordinated indebtedness and purchased and cancelled all of the warrants held by certain of its subordinated noteholders. In addition to paying the $30 million aggregate principal amount of the subordinated notes due in 1997, 1998 and 1999 plus accrued interest, ILCO paid approximately $7 million of prepayment penalty, the after-tax effect of which will be a charge against earnings in 1993, and approximately $8 million for the warrants, which will be a charge directly against retained earnings. The warrants had entitled the holders to purchase 1,107,480 shares of ILCO's Common Stock (approximately 24% of the outstanding shares) at an exercise price of $3.33 per share. The currently estimated price that the warrant holders could have required ILCO to pay for the warrants upon exercise of their put option was approximately $29.9 million. The earliest that the put option could have been exercised was December 1993, if such exercise would not have resulted in a default under ILCO's Senior Loan at that time. The purchase and cancellation of the warrants will reduce the number of ILCO's outstanding shares of common stock and common stock equivalents used in the computation of its earnings per share from approximately 7,147,000 shares to approximately 6,040,000 shares. This adjustment in common stock equivalents will affect ILCO's earnings per share for periods after January 29, 1993. However, it will not affect FIC's equity in ILCO's net income.

          The primary source of the funds used to prepay the subordinated debt and to purchase the warrants was an increase in the outstanding balance of ILCO's Senior Loan from $60 million to $110 million pursuant to an amended and restated credit agreement that the Company entered into on January 29, 1993 with certain banks, including the same agent bank as in the Company's original bank group in 1988. ILCO's prepayment of subordinated debt, purchase of warrants and increase in senior bank indebtedness are referred to herein as the "ILCO Refinancing". The terms of the amended and restated credit facility are substantially the same as the 1988 facility. The interest rate on the $30 million subordinated debt that was replaced by the new ILCO Senior Loan was 13.25%. The average interest rate paid by ILCO on ILCO's New Senior Loan was approximately 7.04% during 1994, 8.63% during 1995 and 7.76% during 1996. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the new ILCO Senior Loan. On February 14, 1995, ILCO borrowed an additional $15 million under the ILCO Senior Loan to help finance the acquisition of Investors-IN, and the maturity date of the ILCO Senior Loan was further extended to July 1, 1999.

          As of December 31, 1995, the outstanding principal balance of the ILCO's senior loan obligations was $59.4 million. In January, 1996, the Company made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, the Company made the scheduled payments for April 1st and July 1st, totaling $9 million. At that same time, the Company made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made, which resulted in advancing the scheduled payoff date of the Senior Loan to April 1, 1998. In July, 1996, the Company made the principal payment for October 1st ($4.5 million), plus an optional principal payment of $0.5 million.
          The ILCO Senior Loan is a secured and guaranteed six and one-half year term loan. A required $26 million principal payment was made on April 1, 1993. Thereafter, the principal is payable in twenty-two quarterly installments of $4.5 million each, commencing on April 1, 1994 and ending on July 1, 1999. ILCO is required to make mandatory payments on the Senior Loan equal to
          (a) 100% of the net proceeds from the issuance of ILCO's capital stock or debt securities and (b) the applicable percentage of ILCO's annual Excess Cash Flow: 100%, if the outstanding principal balance of the ILCO Senior Loan exceeds $75 million; 75%, if the outstanding balance exceeds $50 million but is equal to or less than $75 million; or 50%, if the outstanding balance is equal to or less than $50 million. Excess Cash Flow is the excess of (i) the sum of ILCO's cash and cash equivalents, principal and interest received by ILCO from surplus debentures, cash dividends received by ILCO and interest income on ILCO's cash equivalents over (ii) the sum of principal and interest paid on ILCO's indebtedness, operating expenses, taxes actually paid and $5 million.

          The ILCO Senior Loan bears interest, at the option of ILCO, at a rate per annum equal to (i) the Alternate Base Rate (as defined below) plus the Applicable Margin (as defined below), or (ii) LIBOR (adjusted for reserves) for interest periods of 1, 2, 3 or 6 months plus the Applicable Margin. LIBOR is London Inter-Bank Offered Rates. The Alternate Base Rate for any day is the higher of (a) the agent bank's corporate base rate as announced from time to time and (b) the federal funds rate as published by the Federal Reserve Bank of New York plus 0.5%. The Applicable Margin, depending on the outstanding principal balance of the ILCO Senior Loan, ranges from 0.5% to 1.25% for loans that bear interest based upon the Alternate Base Rate and from 1.75% to 2.5% for loans that bear interest based upon LIBOR. The initial Applicable Margin for Alternate Base Rate loans is 1.25% and the initial Applicable Margin for LIBOR loans is 2.5%.

          The obligations of ILCO under the ILCO Senior Loan are secured by: (1) all of the outstanding shares of stock of Investors-NA,
          (2) a $15,000,000 surplus debenture of Investors-NA payable to ILCO, which had an outstanding principal balance of $5,706,000 as of December 31, 1996 and (3) a $140,000,000 surplus debenture of Investors-NA payable to ILCO, which had an outstanding principal balance of $32,840,000 as of December 31, 1996. The obligations of ILCO under the ILCO Senior Loan are guaranteed by FIC.

          The  ILCO Senior  Loan  prohibits the  payment  by ILCO  of  cash dividends on ILCO's Common Stock and contains covenants, including restrictive covenants that impose limitations on ILCO's and its subsidiaries' ability to, among other things: (i) make investments; (ii) create or incur additional debt; (iii) engage in businesses other than their present and related businesses;
          (iv) create or incur additional liens; (v) incur contingent obligations; (vi) dispose of assets; (vii) enter into transactions with affiliated companies; and (viii) make capital expenditures; and various financial covenants, including covenants requiring the maintenance of a minimum cash flow coverage ratio, minimum consolidated net worth and minimum statutory surplus of subsidiaries, and a minimum ratio (360%) of
          (i) the sum of the statutory capital and surplus, the asset valuation reserve and one-half of the dividend liability pertaining to participating policies of each insurance company subsidiary to (ii) its respective Authorized Control Level RBC (see "Regulation").

          The ILCO Senior Loan specifies events of default, including, but not limited to, failure to pay amounts under the ILCO Senior Loan documents when due; defaults or violation of covenants under other indebtedness; certain defaults or violation of certain covenants under the Family Life Senior Loan (which provisions are no longer applicable since the repayment of the Family Life Senior Loan in April, 1996); default under the subordinated loans made by Investors-NA to FLC and FLIIC; the loss of any license of an insurance subsidiary of ILCO which would have a material adverse effect on ILCO; defaults under the FIC guaranty agreement; changes in ownership or control of FIC or ILCO by its controlling person, Roy F. Mitte, or in ILCO by FIC; and the occurrence of certain events of bankruptcy. If Mr. Mitte ceases to control the management of ILCO solely by reason of (i) his death or (ii) his permanent inability to perform his usual and customary duties on a full-time basis on behalf of ILCO and FIC as the result of physical or mental infirmity, a default will occur, and the banks holding in the aggregate at least 66 2/3% of the outstanding balance of the ILCO Senior Loan may, on or after 180 days after the date on which such default occurs, declare the ILCO Senior Loan immediately due and payable. Mr. Mitte's ability to communicate and his mobility are impaired as a result of a stroke he suffered in May 1991. However, Mr. Mitte continues to control the management of the Company, and Mr. Mitte's impairments do not constitute a default under the ILCO Senior Loan. See Item 10(b) "Executive Officers of the Registrant".

          The principal balance of the ILCO Senior Loan was $24.94 million as of December 31, 1996.

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

          Calculations using the NAIC formula and the statutory financial statements of Family Life and ILCO's insurance subsidiaries as of December 31, 1996 indicate that the Total Adjusted Capital of each of FIC's and ILCO's insurance subsidiaries is above 480% of its respective Authorized Control Level RBC.

          Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. The occurrence and amount of such assessments have increased in recent years. The net amounts of such assessments for Family Life and ILCO's insurance subsidiaries were approximately $6,796 and $100,165, respectively, in the year ended December 31, 1996. Those amounts are net of the amounts that can be offset against future premium taxes and, in the case of Family Life, the amount is also net of the amount that can be recovered from Merrill Lynch pursuant to the Stock Purchase Agreement between FIC and Merrill Lynch. See "Acquisition of Family Life." The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of FIC and ILCO.

          Surplus Debentures and Dividends. The principal sources of cash for FLC to make payments of principal and interest on the Family Life Senior Loan are payments under the surplus debenture of Family Life Insurance Company (a Washington-domiciled insurer) and dividends paid by Family Life . Under current Washington law, any proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is an "extraordinary dividend" and may not be paid until either it has been approved, or a 60-day waiting period shall have passed during which it has not been disapproved, by the Washington Insurance Commissioner. Effective July 25, 1993, Washington amended its insurance code to retain the "greater of" standard for dividends but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not presently permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Family Life to make principal and interest payments under the surplus debenture is not affected.

          Principal and interest payments on the surplus debenture have provided sufficient funds to meet debt service obligations of FLC. Under the provisions of the surplus debenture and current law, Family Life can pay interest and principal on the surplus debenture without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to the payment of interest or principal on the surplus debenture, the statutory capital and surplus of Family Life exceeds 6% of its assets. Pursuant to the surplus debenture, Family Life paid principal and interest in 1994, 1995 and 1996 totalling
          $19,311,960, $16,052,400  and $13,526,338, respectively.   Family
          Life does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debenture in accordance with an agreement between Family Life and the Department. The Company does not anticipate that Family Life will have any difficulty in making principal and interest payments on the surplus debenture in the amounts necessary to enable FLC to service its indebtedness for the foreseeable future.

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

          Federal Income Taxation

          The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Family Life can pay. For the years ended December 31, 1994, 1995 and 1996, the increases in Family Life's current income tax provisions, utilizing the effective tax rates, due to this change were $209,555, $77,498 and $183,358, respectively.  The change has a negative tax effect for statutory
          accounting  purposes       when  Family   Life's  premium  income
          increases, but has a positive tax effect when its premium income decreases.

          Item 2.  Properties

          The Registrant's headquarters are currently located at Austin Centre, 701 Brazos, Suite 1400, Austin, Texas. Investors-NA purchased Austin Centre, an office-hotel property in downtown Austin in August 1991 for a purchase price of $31,275,000 from an unrelated seller that had previously acquired the property through foreclosure. Austin Centre covers a full city block and is a sixteen story mixed use development consisting of 343,664 square feet of office/retail space (predominately office space), a 314 room hotel and 61 luxury apartments, all united by a 200 foot high glass atrium. The project was completed in October 1986.

          In September 1995, Investors-NA (a subsidiary of ILCO) entered into a contract to sell Austin Centre to an Austin-based real estate investment firm for a purchase price of $62.675 million, less $1 million to be paid to a capital reserve account for the purchaser. The sale was consummated on March 29, 1996. A portion of the sale proceeds equal to the amount that Investors-NA presently had invested in Austin Centre were retained and reinvested by Investors-NA. The balance of the net proceeds of the sale were used to reduce ILCO's bank indebtedness by approximately $15 million.

          On January 31, 1995, ILCO, through Investors-NA, purchased, as an investment property, an office building project known as Bridgepoint Office Square in Austin, Texas for a cash purchase price of $9.75 million. The property consists of 20 acres of land with four office building sites and two parking structure sites. The first phase of development of the property was completed in 1986 and consists of a five-story office building with 83,474 square feet of rentable space and a 550-car parking garage. The office space is fully rented.

          In the fourth quarter of 1995, construction began on the second office building, containing approximately 109,000 rentable square feet, and the other parking garage containing approximately 871 spaces. That phase of the project was completed in September 1996, and is 100% leased to a major tenant in the technology business.

          In  March  1996,  construction  commenced  on  the  third  office building, with approximately 81,000 rentable square feet of office space and was completed in December, 1996. Investors-NA leased approximately 43,000 square feet of the third office building to the same tenant which leased all of the space in the second building. The remaining space was leased in October, 1996 to a major tenant, also in the technology business.

          Construction began on the fourth building in July 1996, with a projected completion date of July, 1997. The fourth building contains approximately 92,459 rentable square feet. In September of 1996, approximately 23,619 rentable square feet were leased to an oil and gas company. Another 10,000 square feet was leased in March, 1997, to a company involved in the technology field. Investors-NA is currently negotiating with two other potential tenants to lease the remainder of the rentable square feet in the fourth building.

          On May 3, 1996, Family Life, purchased a tract of land adjoining the Bridgepoint Office Square tract for a cash purchase price of $1.3 million. The property consists of 7.1 acres of land with one office building site and one parking structure site. Family Life began construction of the fifth building (known as "Bridgepoint Five") on the new site in January 1997. The building, which will have approximately 71,500 square feet of rentable space, is currently projected to be completed in September, 1997. Following completion of the building, ILCO and its related companies will vacate their current headquarters in the Austin Centre and move them to Bridgepoint Five. ILCO and its related companies will occupy approximately 50,000 rentable square feet. Family Life is currently seeking tenants to occupy the remainder of the rentable square feet in the fifth building.

          Family Life leases its home offices at the Fourth and Blanchard Building, 2121 Fourth Avenue, in Seattle, Washington. The lease currently covers approximately 7,776 rentable square feet of office space for a term expiring in October 1998 with an option to renew for an additional three-year period. The initial base rental is approximately $11,200 per month, which includes Family Life's proportionate share of the building's operating expenses, including utilities, property taxes, insurance, maintenance and management. Actual increases from those initial operating expenses during the lease term are passed on to Family Life on a proportionate basis.

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

          ILCO and Investors-NA are defendants in a lawsuit which was filed in October, 1996, in Travis County, Texas. CIGNA Corporation, an unrelated company, is also a named defendant in the lawsuit. The named plaintiffs in the suit (a husband and wife), allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors-NA in 1992) utilized unfair sales practices. The named plaintiffs seek reformation of the life insurance contracts and an unspecified amount of damages. The named plaintiffs also seek a class action as to similarly situated individuals. No certification of a class has been granted as of the date hereof. ILCO believes that the suit is without merit and intends to vigorously defend this matter.

          Item 4.  Submission of Matters to a Vote of Security Holders


          A Special Meeting of the Shareholders of FIC was held on November 12, 1996, for the purpose of obtaining the vote of the shareholders on a proposal to amend the Articles of Incorporation to: (i) increase the number of authorized shares of common stock from 3,304,200 shares to 10,000,000 shares and (ii) to reduce the par value of the common stock from $1.00 to $.20. These amendments to the Articles of Incorporation were related to the implementation of the five-for-one stock split authorized by the Board of Directors on September 27, 1996.


                                       PART II

          Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

          A.  Market Information

          The following table sets forth the quarterly high and low sales prices for FIC Common Stock in The Nasdaq Small-Cap Market for 1996 and 1995. The quotations set forth in the table have been adjusted to give retroactive effect to the five-for-one stock split which was effective November 12, 1996. FIC's NASDAQ trading symbol is FNIN.

                                                       Common Stock
                                                          Prices
                                                  High             Low
          1996
               First Quarter                      $11.00         $ 6.95
               Second Quarter                      11.90           7.80
               Third Quarter                       11.90           8.70
               Fourth Quarter                      15.00          11.00

          1995
               First Quarter                      $ 6.80         $ 5.60
               Second Quarter                       8.10           5.60
               Third Quarter                        8.50           7.30
               Fourth Quarter                       7.90           6.60

          B.  Stockholders

          As of March 17, 1997 there were approximately 16,126 record holders of FIC Common Stock.

          C.  Dividends

          FIC has not paid a dividend since 1976 and does not expect to pay a dividend during 1997.

          The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its operating insurance subsidiary or subsidiaries. The right of Family Life to pay dividends is restricted by the insurance laws of its domiciliary state. See
          Item 1. Business - Regulation - Surplus Debenture and Dividends. However, FIC does not directly own Family Life's stock but, instead, indirectly owns that stock through two downstream holding companies, FLIIC and FLC. FLC, which holds all of the stock of Family Life, is prohibited from paying dividends on its common stock by the provisions of the note from Investors-NA , and FLIIC, the immediate parent of FLC and the directly-owned subsidiary of FIC, is prohibited from paying dividends on its stock by the $4.5 million subordinated note of FLIIC held by Investors-NA, except FLIIC may pay dividends on its common stock to enable FIC to make scheduled principal and interest payments on its $2.5 million subordinated note to Investors-NA. The ability of ILCO to pay dividends to FIC and the other shareholders of ILCO is affected by the receipt of dividends and other payments from its insurance subsidiaries. In addition, the ILCO Senior Loan restricts ILCO from paying any dividends on its stock during the term of that loan.

          Item 6.  Selected Financial Data

                    (Registrant and its Consolidated Subsidiaries)
                         (In thousands, except per share data)
                              1996      1995       1994      1993     1992
          Operating
          Revenues         $59,928  $ 61,541  $  68,524  $ 74,023 $ 83,531

          Income (loss)
          before federal
          income tax,
          equity in net
          earnings of
          affiliates,
          extraordinary
          items and
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate          9,791    10,394     10,610   11,560    12,179

          Income before
          equity in net
          earnings of
          affiliates,
          extraordinary
          items and
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate          7,145     7,966      8,264    8,587     8,831

          Equity in net
          earnings of
          affiliate, net
          of tax             9,012     2,051      1,690    3,038     4,761

          Income before
          extraordinary
          items and
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate         16,157    10,017      9,954   11,625    13,592

          Extraordinary
          items                -0-       -0-        -0-     5,555      -0-

          Income before
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate         16,157    10,017     9,954    17,180    13,592

          Cumulative
          effect of
          change in
          accounting
          principle of
          affiliate, net      -0-        -0-       -0-    (1,159)      -0-
          of tax benefit

          Net Income       $16,157  $ 10,017  $  9,954  $  16,021 $ 13,592

          Common Stock
          and Common
          Stock
          Equivalents        5,568     5,540     5,530      5,555    5,565

          Net income per
          share before
          extraordinary
          items and
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate       $ 2.90    $   1.81  $    1.80 $   2.09  $   2.44

          Extraordinary
          items              -0-         -0-        -0-     1.00       -0-



          Net income per
          share before
          cumulative
          effect of
          change in
          accounting
          principle of
          affiliate          2.90       1.81      1.80     3.09       2.44

          Cumulative
          effect of
          change in
          accounting
          principle of
          affiliate         -0-          -0-      -0-   (  0.21)      0.00

          Net Income per
          share           $   2.90  $   1.81  $    1.80 $   2.88  $   2.44

          Total Assets    $287,730  $287,678  $253,100  $277,790  $311,497

          Long Term
          Obligations      $59,940  $ 67,989  $ 77,819  $ 89,178  $113,015


          Item 7.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          For the year ended December 31, 1996, FIC's net income was $16,157,000 (or $2.90 per common share), as compared to
          $10,017,000 (or $1.81 per common share for the year ended December 31, 1995 and $9,954,000 (or $1.80 per common share), for the year ended December 31, 1994. The net income per share for the years 1995 and 1994 has been restated to reflect the effect of the five-for-one stock split which was effective November 12, 1996.

          FIC's net income is affected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the year ended December 31, 1996 includes $7.1 million resulting from ILCO's sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company and its affiliates will continue to occupy space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997. In September, 1997, the Company and its affiliates will move its headquarters to a new, 71,500 square foot office building know as Bridgepoint Five. That project, which is currently under construction on a 7.1 acre site owned by Family Life Insurance Company, is located in Austin, Texas, adjacent to the 20-acre office building site which is being developed by Investors-NA. The Bridgepoint Five site was purchased by Family Life in May, 1996, for a cash purchase price of $1.3 million.

          The statutory earnings of Family Life as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $12,734,000 at December 31, 1996, as compared to $14,354,000 at
          December 31, 1995 and $18,944,000 at December 31, 1994. These statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

          The decline in long-term interest rates during 1996, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the Company's portfolio. As of December 31, 1996, the market value of the fixed maturities available for sale segment was $83.8 million as compared to an amortized value of $83.0 million, or an unrealized gain $.8 million. The net of tax effect of this increase has been recorded as an increase in shareholders' equity. There is no assurance that this unrealized gain may be realized in the future.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          The consolidated balance sheets at December 31, 1996 include Separate Account assets of Family Life in the amount of $0.45 million. The Separate Account is maintained by Family Life, which was acquired by FIC on June 12, 1991. Under the provisions of the purchase agreement between FIC and Merrill Lynch Insurance Group, Inc., certain life insurance companies affiliated with Merrill Lynch agreed to assume (on an assumption reinsurance basis) the variable annuity contracts related to such Separate Account assets. The transfer of these assets, in accordance with the provisions of the reinsurance agreement, is subject to certain regulatory approvals. During the year 1996, Merrill Lynch received regulatory approvals in several additional jurisdictions. As a result, Separate Account assets in the amount of $8.1 million were transferred out of Family Life, in accordance with the provisions of the 1991 agreements. The Company has not obtained a definitive date from Merrill Lynch as to when the remaining regulatory approvals will be obtained, so as to enable Family Life to complete the transfer of Separate Account assets.


              Equity in Net Income of InterContinental Life Corporation

          General:

          Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. The Company's equity in the net earnings of ILCO, net of federal income tax, was $9,012,000, as compared to $2,051,000 for the year 1995 and $1,690,000 for the year 1994. The increase in 1996 is primarily attributable to ILCO's net income resulting from the sale of the Austin Centre property.

          FIC currently owns 1,795,146 shares of ILCO's common stock, and holds options to acquire an additional 1,702,155 shares. The options were granted under an Option Agreement between FIC and ILCO which was entered into in March, 1986. In addition, Family Life currently owns 171,200 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 1,966,346 shares (approximately 46%) of ILCO's common stock and holds options to acquire 1,702,155 shares. If all of FIC's rights under the Option Agreement were to be presently exercised, FIC's ownership would amount to approximately 61.5% of the issued and outstanding shares of ILCO's common stock.

          The decline in long-term interest rates during 1996, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of ILCO's investment portfolio. As of December 31, 1996, the market value of the fixed maturities available for sale segment was $453.9 million as compared to an amortized cost of $451.6 million, or an unrealized gain $ 2.3 million. There is no assurance that this unrealized gain will be realized by ILCO in the future. Since FIC owns approximately 46% of the common stock of ILCO, such unrealized gains, net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of increasing the reported value of such equity interest by approximately $5.3 million.

          ILCO's results for 1996, and for that portion of 1995 beginning on february 14th, include the operations of Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company). Investors Life Insurance Company of Indiana ("Investors-IN") was purchased by ILCO and Investors Life Insurance Company of North America ("Investors-NA") for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. The name change was completed in May, 1995.

          Liquidity and Capital Resources of ILCO:

          ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries, InterContinental Life Insurance Company ("ILIC") and, since February, 1995, Investors-IN. ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

          The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies and the 1995 acquisition of Investors-IN. As of December 31, 1995, the unpaid principal of ILCO's senior loan was $59.4 million. In January, 1996, ILCO made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, ILCO made the scheduled payments for April 1st and July 1st, totaling $9 million. At that same time, ILCO made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made. In July, 1996, ILCO made the principal payment for October 1st ($4.5 million), plus an optional principal payment of $0.5 million, thereby reducing the total amount of the outstanding Senior Loan to $24.94 million.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. One of the surplus debentures, in the original amount of $15 million, was issued in connection with the 1986 acquisition of Standard Life by ILCO; the other, in the original amount of $140 million was issued in connection with the 1988 acquisition by ILCO of the Investors Life Companies. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of December 31, 1996, the outstanding principal balance of the surplus debentures was $5.7 million and $32.8 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1996, the statutory capital and surplus of Investors-NA was $53.8 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

          In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of December 31, 1996, Investors-NA had earned surplus of $5,205,100. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

          ILIC is domiciled in the State of New Jersey. Under the New Jersey insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Any dividend must be paid from earned surplus. A proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is treated as an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. ILIC had earned surplus of $7,026,282 at December 31, 1996.

          Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under
          Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $12,510,153 at December 31, 1996.

          The Form 10-Ks of ILCO for the years ended December 31, 1996, 1995 and 1994, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-K reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

                                Results of Operations

          For the year ended December 31, 1996, FIC's income from operations, before federal income tax and equity in net earnings of affiliate, was $9,791,000 (on revenues of $59,928,000), as compared to $10,394,000 (on revenues of $61,541,000) in the year 1995 and $10,610,000 (on revenues of $68,524,000) for the year
          1994.

          Premiums for the year 1996, net of reinsurance ceded, were $43.3 million, as compared to $43.9 million in 1995 and $48.9 million in 1994. Policyholder benefits and expenses were $22.1 million in 1996, as compared to $21.0 million in 1995 and $21.8 million in 1994.

          In 1995, Family Life entered into a reinsurance agreement with Investors-NA pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Family Life entered into a reinsurance agreement with Investors-NA, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.


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

          The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1996, the statutory capital and surplus of Family Life was $24.9 million, an amount substantially in excess of the surplus floor. During 1996, Family Life made principal payments of $9.4 million and interest payments of $4.1 million to Family Life Corporation under the Surplus Debenture. As of December 31, 1996, the principal balance of the Surplus Debenture was $40.5 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

          FIC's net cash flow provided by operating activities was $9.7 million in 1996, as compared to $9.1 million in 1995 and $5.3 million in 1994. Net cash flow used in financing activities was $8.05 million in 1996, as compared to $9.8 million in 1995 and $11.4 million in 1994.

          In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly- owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan and the repayment of the ILCO Subordinated Loans, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to the ILCO Senior Loan, with an outstanding balance at December 31, 1996 of $24.9 million.

          The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July,
          1993) relate to: (i) the $22.50 million note issued by Family Life Corporation to Investors Life Insurance Company of North America, and (ii) the 34.5 million loaned by Investors-NA to two subsidiaries of FIC.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

          There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                    Investments

          As of December 31, 1996, the Company's investment assets totaled $111.7 million, as compared to $112.6 million as of December 31, 1995 and $107.1 million as of December 31, 1994.

          The level of short-term investments at the end of 1996 was $25.6 million, as compared to $27.2 million as of December 31, 1995. The fixed maturities available for sale portion represents $83.8 million of investment assets as of December 31, 1996, as compared to $83.6 million at the end of 1995. The amortized cost of fixed maturities available for sale as of December 31, 1996 was $83.0 million representing a net unrealized gain of $.8 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

          The fixed maturities portfolio of Family Life, as of December 31, 1996, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

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

          Item 8.  Financial Statements and Supplementary Data

          The following Financial Statements of the Registrant have been filed as part of this report:

               1.   Report   of   Price    Waterhouse   LLP,    Independent
                    Accountants, dated March 27, 1996.

               2. Consolidated Balance Sheets, as of December 31, 1996 and December 31, 1995.

               3. Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

               4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

               5. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

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


                                       Part III

          Item 10.  Directors and Executive Officers of the Registrant

          (a)  Directors of the Registrant

          The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors were elected at the 1995 annual shareholders meeting. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.

                                   Director  Principal Occupation
          Name                Age   Since    and Other Information

          Roy F. Mitte        65   1976      Chairman    of   the    Board,
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
                                             Chairman,    ILG    Securities
                                             Corporation   since   December
                                             1988.

          James M. Grace      53   1976      Vice   President,   Secretary,
                                             Treasurer and Director of FIC.
                                             Vice  President and  Treasurer
                                             of  ILCO  since January  1985.
                                             Executive    Vice   President,
                                             Treasurer   and  Director   of
                                             InterContinental          Life
                                             Insurance Company since  1989.
                                             Executive  Vice President  and
                                             Treasurer  of  Investors  Life
                                             Insurance  Company  of   North
                                             America since 1989.  Executive
                                             Vice President,  Treasurer and
                                             Director   of   Family    Life
                                             Insurance  Company since  June
                                             1991.     Director,  Executive
                                             Vice  President  and Treasurer
                                             of  Investors  Life  Insurance
                                             Company   of   Indiana   since
                                             February 1995.

          John D. Barnett     54   1991      Vice    President-Investments,
                                             Investment Professionals, Inc.
                                             since   August  1996.     Vice
                                             President-Investments       of
                                             Prudential   Securities   from
                                             April 1983 to July 1996.

          Eugene E. Payne     54   1992      Vice President and Director of
                                             FIC  since February  29, 1992.
                                             Vice  President of  ILCO since
                                             December 1988  and Director of
                                             ILCO    since     May    1989.
                                             Executive    Vice   President,
                                             Secretary   and   Director  of
                                             Investors    Life    Insurance
                                             Company of North America since
                                             December 1988.  Executive Vice
                                             President since  December 1988
                                             and Director since May 1989 of
                                             InterContinental          Life
                                             Insurance Company.   Executive
                                             Vice President,  Secretary and
                                             Director   of   Family    Life
                                             Insurance  Company since  June
                                             1991.     Director,  Executive
                                             Vice  President  and Secretary
                                             of  Investors  Life  Insurance
                                             Company   of   Indiana   since
                                             February 1995.

          Joseph F. Crowe     58   1992      Vice  President  of  FIC  from
                                             February  29, 1992  to January
                                             3, 1997, when he  retired from
                                             active   service    with   the
                                             Company. Director of FIC since
                                             February   29,  1992.     Vice
                                             President  of  ILCO  from  May
                                             1991    to    January    1997.
                                             Director  of  ILCO  since  May
                                             1991.        Executive    Vice
                                             President  of  Investors  Life
                                             Insurance  Company   of  North
                                             America  and  InterContinental
                                             Life  Insurance  Company  from
                                             June  1991  to  January  1997.
                                             Director  of   Investors  Life
                                             Insurance  Company  of   North
                                             America  and  InterContinental
                                             Life  Insurance Company  since
                                             June  1991.    Executive  Vice
                                             President   of   Family   Life
                                             Insurance  Company  from  June
                                             1991    to    January    1997.
                                             Director   of    Family   Life
                                             Insurance  Company since  June
                                             1991.        Executive    Vice
                                             President  of  Investors  Life
                                             Insurance  Company of  Indiana
                                             from February  1995 to January
                                             1997.   Director  of Investors
                                             Life   Insurance  Company   of
                                             Indiana  since  February 1995.
                                             From  December  1986 to  March
                                             1991, Executive Vice President
                                             of Personal Financial Security
                                             Division   of  Aetna   Life  &
                                             Casualty Company.

          Theodore A. Fleron    57 1996      Vice President and Director of
                                             FIC since August  1996.   Vice
                                             President and Director of ILCO
                                             since  May  1991.    Assistant
                                             Secretary  of ILCO  since June
                                             1990.   Senior Vice President,
                                             General   Counsel,   Assistant
                                             Secretary   and  Director   of
                                             Investors    Life    Insurance
                                             Company  of North  America and
                                             InterContinental          Life
                                             Insurance  Company  since July
                                             1992.       General   Counsel,
                                             Assistant     Secretary    and
                                             Director  of  Investors   Life
                                             Insurance  Company   of  North
                                             America  and  InterContinental
                                             Life  Insurance  Company  from
                                             January  1989  to  July  1992.
                                             Senior Vice President, General
                                             Counsel,      Director     and
                                             Assistant     Secretary     of
                                             Investors    Life    Insurance
                                             Company of  Indiana since June
                                             1995.   Senior Vice President,
                                             General Counsel,  Director and
                                             Assistant Secretary of  Family
                                             Life  Insurance Company  since
                                             August 1996.

          Dale E. Mitte       62   1994      Senior  Vice  President  since
                                             January    1993    and    Vice
                                             President,  Chief  Underwriter
                                             and  Director  since  December
                                             1988    of   Investors    Life
                                             Insurance  Company   of  North
                                             America  and  InterContinental
                                             Life     Insurance    Company.
                                             Director  from  June  1991  to
                                             April 1992  and Vice President
                                             and  Chief  Underwriter  since
                                             June   1991  of   Family  Life
                                             Insurance Company.   Director,
                                             Senior   Vice  President   and
                                             Chief Underwriter of Investors
                                             Life   Insurance   Company  of
                                             Indiana since June 1995.

          Leonard A. Nadler   54   1994      Senior  Managing  Director  of
                                             Julien J.  Studley, Inc. since
                                             1995.     President,   Leonard
                                             Nadler  Associates,  Inc.,   a
                                             commercial     real     estate
                                             brokerage  company located  in
                                             Los  Angeles,  California, for
                                             more than five years  prior to
                                             1995.

          Frank Parker        67   1994      President, Gateway  Tugs, Inc.
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

          Jeffrey H. Demgen   44   1995      Director  of   FIC  since  May
                                             1995.  Vice  President of  FIC
                                             since   August  1996.     Vice
                                             President and Director of ILCO
                                             since  August 1996.   Director
                                             of   Family   Life   Insurance
                                             Company  since  October  1992.
                                             Executive  Vice  President  of
                                             Family Life Insurance  Company
                                             since  August  1996.    Senior
                                             Vice President  of Family Life
                                             Insurance Company from October
                                             1992    to     August    1996.
                                             Executive  Vice President  and
                                             Director  of  Investors   Life
                                             Insurance  Company   of  North
                                             America  since   August  1996.
                                             Senior   Vice   President  and
                                             Director  of   Investors  Life
                                             Insurance  Company   of  North
                                             America  from October  1992 to
                                             June  1995.    Executive  Vice
                                             President  of InterContinental
                                             Life  Insurance  Company since
                                             August  1996.     Senior  Vice
                                             President  of InterContinental
                                             Life  Insurance  Company  from
                                             October  1992  to  June  1995.
                                             Executive  Vice President  and
                                             Director  of  Investors   Life
                                             Insurance  Company of  Indiana
                                             since  August  1996.    Senior
                                             Vice   President   of   United
                                             Insurance  Company of  America
                                             from  September  1984 to  July
                                             1992.

          Thomas C. Richmond  55   1996      Director  of FIC  since August
                                             1996.  Director  of ILCO  from
                                             March  1994  to  August  1996.
                                             Director  from  March 1989  to
                                             February  1990,  Senior   Vice
                                             President  since January  1993
                                             and Vice  President from March
                                             1989   to   January  1993   of
                                             Investors    Life    Insurance
                                             Company  of North  America and
                                             InterContinental          Life
                                             Insurance  Company.     Senior
                                             Vice President  of Family Life
                                             Insurance  Company  since June
                                             1991.   Senior  Vice President
                                             of  Investors  Life  Insurance
                                             Company of  Indiana since June
                                             1995.



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

          The incumbent directors have been nominated for submission to vote of the shareholders for reelection at the 1997 annual shareholders' meeting.

          (b) Executive Officers of the Registrant

          The following table sets forth the names and ages of the persons who served as the Registrant's Executive Officers during 1996 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.


               Name           Age       Positions and Offices

          Roy F. Mitte        65        Chairman of the Board,
                                        President and Chief
                                        Executive Officer

          James M. Grace      53        Vice President, Secretary,
                                        and Treasurer

          Eugene E. Payne     54        Vice President

          Joseph F. Crowe1    58        Vice President

          Roger H. Hamm2      52        Vice President

          Jeffrey H. Demgen3  44        Vice President

          In May 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

          1. Mr. Crowe retired from active service with the Company as of January 3, 1997. He will continue to service on the Board of Directors.

          2.   Mr.  Hamm resigned as Director  of the Company  as of August
               26,  1996.   His  appointment as  a  Vice President  of  the
               Company was terminated on that date.

          3. Mr. Demgen was appointed a Vice President of the Company on August 26, 1996.


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

          Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during the period from January 1, 1996 through December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except as follows: (i) Frank Parker filed a Form 5 in February, 1997, to report the purchase in June, 1996 of 2,000 shares (10,000 shares as adjusted to reflect the five-for-one stock split effective November 12, 1996) of FIC common stock; and (ii) Eugene E. Payne filed a Form 5 in February, 1997, to report the purchase in August, 1996, of 347 shares (1,735 shares as adjusted to reflect the five-for-one stock split effective November 12, 1996) of FIC common stock.

          Thomas C. Richmond and Theodore A. Fleron each filed a Form 5 in February, 1997, to report his appointment as a Director of the Company as of August 26, 1996 and to report no beneficial ownership of FIC common stock.


          Item 11.  Executive Compensation

          Summary Compensation Table

          The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the four other persons who were serving as executive officers of the Company at the end of 1995 and received cash compensation exceeding $100,000 during 1996

                                                   Annual Compensation



          Name and                                           All Other
          Principal          Salary(1) Bonus(1)   Other(2)   Compensation
          Position      Year  ($)      ($)         ($)           ($)

          Roy F. Mitte,
          Chairman of
          Board,
          President and
          Chief         1996  503,500    -0-         -0-      2,446,397 3
          Executive     1995  503,500    -0-         -0-      1,120,513 4
          Officer       1994  503,500 1,076,159 5    -0-      1,376,663 6

          James M.
          Grace,
          Vice
          President,    1996             15,000      -0-         -0-
          Secretary and 1995  195,000    10,000      -0-         -0-
          Treasurer     1994  195,000     2,500      -0-         -0-
                              195,000
          Eugene E.
          Payne,        1996             15,000      -0-         -0-
          Vice          1995  195,000    10,000      -0-         -0-
          President     1994  195,000     5,000      -0-         -0-
          Joseph F.           195,000
          Crowe,        1996             15,000      -0-         -0-
          Vice          1995             10,000      -0-         -0-
          President     1994  196,500     5,500      -0-         -0-
                              195,000
          Jeffrey             195,000
          H. Demgen,
          Vice Presi-
          dent 7        1996              7,500      -0-         -0-

                              102,500


               (1) The salaries and bonuses set forth in the table were paid by ILCO, except that $216,857 of Mr. Mitte's salary in 1996, $216,857 of Mr. Mitte's salary in 1995 and $251,700 of Mr. Mitte's salary and $538,080 of his bonus in 1994 were paid by Family Life. The executive officers of FIC have also been executive officers of Family Life, the insurance subsidiary of FIC, and ILCO and its insurance subsidiaries. Family Life reimbursed ILCO (or, in the case of Mr. Mitte, paid Mr. Mitte directly) the following amounts as Family Life's share of the executive officers' cash compensation for 1994, 1995 and 1996: $789,780, $216,857 and $216,857,
                    respectively, for Mr. Mitte; $70,590, $88,293 and $83,987, respectively, for Mr. Grace; $126,750, $79,875 and $83,987, respectively, for Dr. Payne; $68,250, $88,293 and $84,633, respectively, for Mr. Crowe; and $46,125 (1996 only) for Mr. Demgen.

                    Mr. Mitte and FIC are parties to an employment agreement, providing for the employment of Mr. Mitte as Chairman, President and Chief Executive Officer of the Company. The agreement, which was initially effective February 25, 1982, provides for five-year terms and for automatic renewals for successive five-year periods, unless otherwise terminated in accordance with the terms of the agreement. The agreement provides that the level of compensation will be fixed each year by agreement, but not less than $120,000 per year. In addition, the agreement provides that Mr. Mitte is entitled to reimbursement for reasonable business expenses and to participate in all fringe benefit plans and arrangements available generally to employees of the Company.

               (2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.

               (3) During 1996, ILCO paid Mr. Mitte: (i) $1,862,000 for the cancellation in 1996 of options to purchase 121,500 shares of the Company's common stock, plus interest at the rate of 8% per year on such amount for a one year period (for a total of $2,011,737); (ii) $120,700 for the federal income tax reimbursement relating to the cancellation in 1995 of options to purchase 50,000 shares of the Company's common stock; and (iii)
                    $313,960 for the federal income tax reimbursement relating to the 1996 options cancellation described above in this footnote. Each of these payments was made pursuant to the contract referred to in footnote 4.

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

               (5) ILCO's Compensation Committee made a recommendation to ILCO's Board of Directors, which the Board adopted, that a bonus be paid to Mr. Mitte to enable him to pay off the $650,000 loan that ILCO had made to Mr. Mitte in 1989 and to reimburse him for the amount of federal income tax payable on the bonus. Since ILCO and FIC have usually each paid one-half of Mr. Mitte's cash compensation, FIC's Board of Directors, acting on the recommendation of its Compensation Committee, subsequently authorized FIC to pay $500,000 of that bonus to Mr. Mitte. Therefore, FIC paid $500,000, and ILCO paid $576,159, of the bonus.

               (6) During 1994, ILCO paid Mr. Mitte $997,520 for the cancellation in 1994 of options to purchase 68,500 shares of ILCO's Common Stock and $379,143 for the federal income tax reimbursement relating to the cancellation in 1993 of options to purchase 240,000 shares. Both of these payments were made pursuant to the contract referred to in footnote (4).

               (7) Mr. Demgen became an executive officer of FIC and ILCO in August 1996.

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

          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

          The following table presents information as of March 14, 1997 as to all persons who, to the knowledge of the Registrant, were the beneficial owners of five percent (5%) or more of the Common Stock of the Registrant.

                                     Amount and Nature
          Name and Address of        of Beneficial              Percent
          Beneficial Owner           Ownership                  of Class

          Roy F. Mitte,
          Chairman of the Board,
          President and Chief
          Executive Officer,
          701 Brazos
          Suite 1400,
          Austin, Texas  78701          1,866,520 1            34.39% 1

          InterContinental Life
            Corporation
          701 Brazos
          Suite 1400,
          Austin, Texas  78701            727,115  2,4         12.19% 3

          Investors Life Insurance
            Company of North America
          701 Brazos
          Suite 1400
          Austin, Texas  78701            727,115  2,4         12.19% 3

          (1) These shares are held jointly by Mr. Mitte with his wife Joann C. Mitte.

          (2) Of such shares, 145,500 shares are owned by Investors-NA, 44,250 shares are owned by ILIC, and 537,365 shares are issuable upon exercise of an option held by Investors-NA. Investors-NA is a direct subsidiary of ILCO. ILIC is a direct subsidiary of Investors-NA.

          (3) Assumes that outstanding stock options or warrants held by other persons have not been exercised.

           (4) See Item  1.   Business-Acquisition  of  Family Life  for  a
               description of the options granted to Investors-NA.

          The following table contains information as of March 14, 1997 as to the Common Stock of the Registrant beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Registrant as a group. Messrs. Barnett, Crowe, Demgen, Hamm, Parker, Payne and Spears did not beneficially own any shares of FIC as of March 14, 1997. The information contained in the table has been obtained by the Registrant from each director and executive officer, except for the information known to the Registrant. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.

                                     Amount and Nature of       Percent of
          Name                       Beneficial Ownership       Class

          John Barnett                      -0-
          Joseph F. Crowe                   -0- 2
          Jeffrey H. Demgen                 -0- 2
          Theodore A. Fleron                -0-
          James M. Grace                  5,600 2                 *
          Dale E. Mitte                   2,000                   *
          Roy F. Mitte                1,866,520 1,2              34.39%

          Leonard A. Nadler               1,665                   *
          Frank Parker                   10,000                   *
          Eugene E. Payne                 5,360 2                 *
          Thomas C. Richmond                -0-


          All Executive Officers,
          Nominees and Directors as
          a group (11 persons)        1,891,145     1,2         34.84%


          (1) These shares are held by Mr. Mitte jointly with his wife Joann C. Mitte.

          (2) No executive officer or director holds any options to acquire FIC Common Stock. Messrs. Roy Mitte, Grace, Payne, Crowe and Demgen are executive officers and/or directors of ILCO and beneficially owned approximately 63.9% of the outstanding shares of ILCO common stock as of March 14, 1997. Since FIC beneficially owns 61.5% of ILCO Common Stock, Mr. Roy Mitte's personal holdings are combined with FIC's holdings in determining the percentage of ILCO Common Stock beneficially owned by Mr. Mitte. ILCO beneficially owned 727,115 shares of FIC Common Stock (12.19% of the outstanding shares) as of March 14, 1997.

           *   Less than 1%.

          Item 13.  Certain Relationships and Related Transactions

          The obligations of ILCO under the ILCO Senior Loan are guaranteed by FIC. FIC presently owns 1,966,346 shares of ILCO Common Stock, constituting 46.17% of such shares outstanding, and holds options to acquire an additional 1,702,155 shares at the average bid price of such shares during the six-month period preceding the date of any such purchase. In the event that such options were to be fully exercised, the total number of ILCO's shares owned by FIC would constitute 61.54% of ILCO's outstanding Common Stock.

          Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies and Secretary of FIC; Dr. Payne serves as Vice President and Director of both companies and Secretary of ILCO; Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies; and Mr. Crowe serves as a Director of both companies and, until his retirement in January, 1997, served as a Vice President of both companies. Mr. Roy Mitte holds beneficial ownership of 34.39% of the outstanding shares of the Company (see "Security Ownership of Certain Beneficial Owners"). Mr. Mitte was granted an option to purchase 600,000 shares of the common stock of ILCO (as adjusted to reflect a three-for-one split in February 1990) on May 8, 1989 in equal annual installments of 150,000 shares each. Each installment was subject to the approval of the Board of Directors, and would be exercisable for a period of ten years from the date of grant at a price of $1.00 per share (as adjusted). The Board of Directors voted to award installments of 150,000 shares in each of 1989, 1990, 1991 and 1992. In October 1992 Mr. Mitte surrendered to ILCO for cancellation options to purchase 120,000 shares. ILCO and Mr. Mitte entered into an agreement in 1993 providing for the cancellation of the remaining optionstopurchase480,000shares. SeeItem11.Executive Compensation.

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

          When it acquired Austin Centre, Investors-NA leased the hotel to FIC Realty Services, Inc. ("FIC Realty"), a subsidiary of FIC, pursuant to which FIC Realty pays monthly rent to Investors-NA in an amount equal to 95% of the net operating profits of the hotel for the preceding month (excess of all hotel revenues over all hotel expenses, including insurance, utilities and property taxes). Any net operating loss for a month is carried forward and deducted from the net operating profit for the next month that has such a profit. During 1996, FIC Realty paid $658,509 of rent to Investors-NA pursuant to this lease. FIC Realty has delegated the management of the hotel to an unrelated third party pursuant to a management agreement, but FIC Realty bears most of the economic risks in operating the hotel. As an inducement to FIC Realty's agreeing to bear those risks, Investors-NA has agreed to provide funds to pay expenses in operating the hotel to the extent that the cash flow from such operations is not sufficient to do so. This arrangement was terminated upon the sale by Investors-NA of the Austin Centre in March, 1996.

          FIC Realty conducts the leasing activities for the Bridgepoint Square properties owned by Investors-NA. In payment for such services, FIC Realty receives a commission of 4% of the gross rent under each lease which is negotiated by it. During 1996, Investors-NA paid commissions in the amount of $100,811 to FIC Realty.

          Alcoholic beverages had been sold at the hotel by an unrelated third party pursuant to a lease it had with FIC Realty until September 30, 1994. Commencing October 1, 1994, all alcoholic beverages sales have been conducted by Atrium Beverage Corporation ("Atrium Beverage"), a new subsidiary of FIC Realty. Atrium Beverage subleases from FIC Realty space in the hotel for the storage, service and sale of alcoholic beverages pursuant to which Atrium Beverage pays monthly rent to FIC Realty of $12,500. The sublease provides that the rent paid during each calendar year will be reduced to the extent necessary to insure that Atrium Beverage's net operating profit from alcoholic beverage sales is not less than 5% of its gross receipts from such sales. Atrium Beverage and FIC Realty are also parties to a management agreement whereby FIC Realty manages Atrium Beverage's alcoholic beverage operations at the hotel for a monthly fee equal to 28% of the gross receipts from alcoholic beverages sales. During 1996, Atrium Beverage paid FIC Realty rent and management fees totalling $117,998. All of that amount was included in the hotel revenues of FIC Realty for purposes of determining its net operating profits under the hotel lease agreement with Investors-NA.

          Investors-NA entered into a management agreement in September 1991 with FIC Property Management, Inc. ("FIC Management"), a subsidiary of FIC, whereby it appointed FIC Management to manage, lease and operate the office tower, retail areas, underground parking garage and common areas of Austin Centre. FIC Management is paid fees in an amount equal to 5% of the net operating profit that Investors-NA receives from the properties managed and leased by FIC Management. During 1996, Investors-NA paid $33,027 of fees to FIC Management under this agreement. This arrangement was terminated upon the sale by Investors-NA of the Austin Centre in March, 1996.

          As  part  of the  financing  arrangement for  the  acquisition of
          Family Life,   a $22.5 million loan was made  by Investors-NA to
          FLC, a subsidiary of FIC, and a $2.5 million loan was made by Investors-CA to FIC. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the FIC's five-for-one stock split, which was effective November 12, 1996, the option price is currently $2.10 per share. The options will expire on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

          On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The Company paid $38 million plus accrued interest to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993.

          The primary source of the funds used to prepay the subordinated debt was new subordinated loans totalling $34.5 million that FLC and another subsidiary of FIC obtained from Investors-NA. The principal amount of the new subordinated debt is payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loans that Investors-NA had previously made to FLC and that continue to be outstanding.

          As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

          FIC was reimbursed by  ILCO for rental expense and  certain other
          operating expenses incurred during  1996 on behalf of ILCO.   The
          amount of such reimbursement was approximately $305,000.

          Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Commencing December 1, 1994, all of those data processing needs are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a new subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs
          of  providing those  services   to all   of  the   subsidiaries.
          Family Life paid $1,055,639 and ILCO's insurance subsidiaries paid $2,243,234 to FIC Computer for data processing services provided during 1996.

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

          In 1996, Family Life entered into a reinsurance agreement with Investors-NA, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.
                                       Part IV

          Item 14.   Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K

          (a) The following documents have been filed as part of this report:

               1.  Financial Statements (See Item 8)

               ILCO Form 10-K as of December 31, 1994, 1995 and 1996 and the Financial Statements contained therein are hereby incorporated by reference.

          The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

               Report of Independent Accountants . . . . . . . . . . .F-2

               Consolidated Balance Sheets,
               December 31, 1996 and 1995. . . . . . . . . . . . . . .F-3

               Consolidated Statements of Income, for
               years ended December 31, 1996, 1995 and 1994. . . . . .F-5

               Consolidated Statements of Changes in
               Shareholders' Equity, for the years ended
               December 31, 1996, 1995 and 1994. . . . . . . . . . . .F-8

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

                           Financial Industries Corporation
                                     (Registrant)

          By:/s/ Roy F. Mitte                  By:/s/ James M. Grace
             Roy F.  Mitte,  Chairman of                   James M.  Grace,
          Treasurer,
             the Board, President and             Principal Accounting and
             Chief Executive Officer              and Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.


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

          /s/ Frank Parker
          Frank Parker, Director

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          FORM 10-K--ITEM 14 (a) (1) and (2)
                             LIST OF FINANCIAL STATEMENTS
                                  TABLE OF CONTENTS


          (1) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

               Report of Independent Accountants........................F-2

               Consolidated Balance Sheets, December 31, 1996 and 1995..F-3

               Consolidated Statements of Income, for the years ended
                December 31, 1996, 1995 and 1994........................F-5

               Consolidated Statements of Changes in Shareholders' Equity
                for the years ended December 31, 1996, 1995 and 1994....F-7

               Consolidated Statements of Cash Flows, for the years ended
                December 1996,  1995 and 1994............................F-
               10

               Notes to  Consolidated Financial Statements...............F-
               12

          (2)  The following consolidated financial statements schedules of
               Financial  Industries  Corporation   and  Subsidiaries   are
               included:

               Schedule I  - Summary of Investments  Other Than Investments
               i     n                R     e     l     a     t     e     d
               Parties.........................................F-41

               Schedule III - Condensed Financial Statements of
               Registrant...............................................F-
               42

               Schedule IV - Indebtedness  of and to Related Parties.....F-
               45

               Schedule VI -  Reinsurance Ceded and Assumed..............F-
               46

               Schedule VII - Guarantees  of Securities of Other Issuers.F-
               47


          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

                          REPORT OF INDEPENDENT ACCOUNTANTS


          To the Board of Directors and Shareholders of Financial Industries Corporation

          In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page F-1 present fairly, in all material respects, the financial position of Financial Industries Corporation and its subsidiaries (the Company) at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





          Price Waterhouse LLP
          Dallas, Texas
          March 25, 1997


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                        (in thousands)
                                                       1996        1995

          ASSETS

          Investments other than investment in
            affiliate:
           Fixed maturities available for sale at
            market value (amortized cost of
           $82,969 and $79,961 at December 31,
           1996 and 1995)                           $  83,833   $  83,632
          Equity securities at market (cost
            approximates $11 at December 31, 1996
             and 1995)                                      4           4
          Policy loans                                  2,286       1,774
          Short-term investments                       25,615      27,180
            Total investments                         111,738     112,590

          Cash                                            308       1,414

          Investment in affiliate                      52,925      45,736

          Accrued investment income                     1,233       1,102

          Agency advances and other receivables         7,825      10,368

          Reinsurance receivables                       6,159       2,383

          Due and deferred premiums                    10,651       9,726

          Property and equipment, net                   8,799       7,452

          Deferred policy acquisition costs            41,333      36,537

          Present value of future profits of
            acquired businesses                        40,604      45,415

          Deferred financing costs                        -0-         168

          Other assets                                  5,706       6,264

          Separate account assets                         449       8,523

            Total Assets                            $ 287,730   $ 287,678


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                         (in thousands)
                                                        1996        1995


          LIABILITIES AND SHAREHOLDERS' EQUITY

          Liabilities:
          Policy liabilities and contractholder
           deposit funds:
          Future policy benefits                    $   59,340  $   54,909
          Contractholder deposit funds                  41,434      41,456
          Unearned premiums                                129         132
          Other   policy   claims  and   benefits        5,164       5,836
          payable                                      106,067     102,333


                                                           -0-       6,765
          Senior loans
          Subordinated notes payable to                 59,940      61,224
           affiliate                                    17,952      14,783
          Deferred federal income taxes                 11,248      11,315
          Other liabilities                                449       8,523
          Separate account liabilities
                                                       195,656     204,943
          Total Liabilities

          Commitments and Contingencies
           (See Note 4, 8, 12, 14)

          Shareholders' equity:
          Common    stock,   $.20    par   value,
          10,000,000
           shares authorized; 5,845,300 shares           1,169       1,169
           issued, 5,427,965 outstanding in 1996         7,225       7,225
           and 1995
          Additional paid-in capital
          Net unrealized gain on                         1,220       8,052
            investments in  fixed maturities
             available for sale                             25          11
          Net unrealized appreciation of equity         82,857      66,700
           securities                                   92,496      83,157
          Retained earnings
                                                          (422)       (422)
          Common treasury stock, at cost, 417,335       92,074      82,735
           shares in 1996 and 1995
          Total Shareholders' Equity
                                                    $  287,730  $  287,678
          Total Liabilities and Shareholders'
           Equity

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                                 1996       1995      1994
                                                     (in thousands)

          Revenues:
           Premiums                           $ 43,336  $ 43,899  $ 48,872
           Net investment income                 7,363     7,643     7,449
           Net realized (loss) gain on
            sale of investments                    -0-       -0-      (23)
           Earned insurance charges              5,569     7,059     8,911
           Other                                 3,660     2,940     3,315
                                                59,928    61,541    68,524


          Benefits and expenses:
           Policyholder benefits and expenses 22,096 21,011 21,837 Interest expense on contract-
             holders deposit funds               2,239     2,143     2,124
           Amortization of present value of
            future profits of acquired
            businesses                           4,811     5,297    11,447
           Amortization of deferred policy
            acquisition costs                    4,185     3,755     2,955
           Operating expenses                   12,975    14,317    14,689
           Interest expense                      3,831     4,624     4,862
                                                50,137    51,147    57,914


          Income before federal income tax
           and equity in net earnings of
           affiliates                            9,791    10,394    10,610

          Provision for federal income taxes:
           Current                              (1,165)     (717)     (82)
           Deferred                              3,811     3,145     2,428

          Income before equity in net
           earnings of affiliates                7,145     7,966     8,264

          Equity in net earnings of
           affiliate, net of tax                 9,012     2,051     1,690

          Net Income                          $ 16,157  $ 10,017  $  9,954



                 The accompanying notes are an integral part of these
                               consolidated statements.

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands except per share data)

                                                Years Ended December 31,
                                                  1996      1995      1994
                                                    (in thousands)
          Net Income Per Share (Note 15)

          Common stock and common stock
           equivalents                           5,568     5,540     5,530

          Net income per share of
           common stock                       $   2.90  $   1.81  $   1.80



                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)

                                                               Additional
                                        Common Stock           Paid-in
                                      Shares      Amount       Capital

          Balance at December 31,
            1993                         5,845    $  1,169     $   7,225
           Net income

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities

          Balance at December 31,
            1994                         5,845       1,169         7,225
           Net Income

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities

          Balance at December 31,
            1995                         5,845       1,169         7,225
           Net Income

           Change in net unrealized
            gain on investments in
            fixed maturities
            available for sale
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities

          Balance at December 31,        5,845    $  1,169     $   7,225
            1996



                 The accompanying notes are an integral part of these
                          consolidated financial statements.


                 FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)
                                                            Net Unrealized
                                        Net                 (Loss) Gain on
                                        Unrealized          Investments in
                                        Appreciation        F  i  x  e  d
          Maturities
                                        of Equity           Available For
                                        Securities          Sale

          Balance at December 31,
            1993                       $      67               $   4,856
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
           Net Income

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale                                    20,910
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                        12

          Balance at December 31,
            1995                              11                   8,052
           Net Income

           Change in net unrealized
            gain on investments in
            fixed maturities
            available for sale                                    (6,832)
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                        14

          Balance at December 31,
            1996                      $       25               $   1,220


                The accompanying notes are an integral part of these
                          consolidated financial statements.


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)

                                                  Common       Total
                                        Retained  T r e a s u r y
          Shareholders'
                                        Earnings  Stock        Equity

          Balance at December 31,
            1993                        $46,729   $  (422)     $59,624
           Net income                     9,954                  9,954

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale                                 (17,714)
          Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                                             (68)

          Balance at December 31,
            1994                         56,683      (422)      51,796
           Net Income                    10,017                 10,017

           Change in net unrealized
            loss on investments in
            fixed maturities
            available for sale                                  20,910
          Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                                              12


          Balance at December 31,
            1995                         66,700      (422)      82,735
           Net Income                    16,157                 16,157

           Change in net unrealized
            gain on investments in
            fixed maturities
            available for sale                                  (6,832)
           Change in net unrealized
            appreciation
            (depreciation) of equity
            securities                                              14

          Balance at December 31,
            1996                        $82,857   $  (422)     $92,074




                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                                1996        1995      1994

                                                     (in thousands)
          CASH FLOWS FROM OPERATING
          ACTIVITIES

          Net Income                          $ 16,157  $ 10,017  $  9,954
          Adjustments to reconcile net income
           to net cash provided by
           operating activities:
          Amortization of present value of
           future profits of acquired
           businesses                            4,811    5,297     11,447

          Amortization of deferred policy
           acquisition costs                     4,185    3,755      2,955

          Financing costs amortized                168      221        654

          Depreciation on property and
           equipment                               -0-      -0-        120

          Equity in undistributed earnings
           of affiliate                        (12,558)   (5,043)   (4,673)

          Changes in assets and liabilities:

          Decrease (Increase) in accrued
           investment income                      (131)       64       (71)
          Increase in agent advances and
           other receivables                    (1,233)   (3,586)   (1,924)
          Increase in due premiums                (925)      (12)   (1,847)
          Increase in deferred policy
           acquisition costs                    (8,981)  (10,318)   (9,610)
          Decrease (Increase) in other assets      558        22    (1,704)
          Increase in policy
           liabilities and accruals              3,734     4,388       233
          Increase (Decrease) in other
           liabilities                             (67)    1,508    (2,655)
          Increase in policy loans                (512)     (543)     (361)
          (Decrease) Increase in deferred
           federal income taxes                  3,169     7,773    (1,261)
          Other, net                             1,330    (4,475)    4,081
          Net cash provided by operating
           activities                         $  9,705  $  9,068  $  5,338


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                 Year Ended December 31,
                                                 1996      1995      1994
                                                     (in thousands)
          CASH FLOWS FROM INVESTING
          ACTIVITIES


          Fixed maturities purchased          $(4,245)  $ (1,051) $(11,206)
          Proceeds from sales and maturities
           of fixed maturities                  1,265      4,504     3,679
          Net decrease in short-term
           investments                          1,565      1,185    11,963
          Purchase & retirement of property
           and equipment                       (1,347)    (3,395)      -0-

          Net cash provided by (used in)
           investing activities                (2,762)     1,243     4,436

          CASH FLOWS FROM FINANCING
          ACTIVITIES

          Issuance of subordinated notes
           payable                                253       465       413
          Repayment of senior loan and
           subordinated notes                  (6,765)  (10,295)  (11,772)
          Repayment of subordinated notes
           payable                             (1,537)       -0-      -0-

          Net cash  used in financing
           activities                          (8,049)    (9,830)  (11,359)

          Net increase (decrease) in cash      (1,106)       481    (1,585)

          Cash, beginning of year               1,414        933     2,518

          Cash, end of year                       308   $  1,414  $    933

          Supplemental Cash Flow Disclosures:

          Income taxes paid                   $   125   $    150  $ 1,725

          Interest paid                       $ 4,300   $  4,107  $ 4,645

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

          Principles of Consolidation

          The consolidated financial statements include the accounts of FIC and its wholly-owned subsidiaries at December 31, 1996. The more significant subsidiaries are Family Life Insurance Investment Company (FLIIC), Family Life Corporation (FLC), Family Life Insurance Company (Family Life) and Financial Industries
          Corporation Realty Services. The Company's approximate 46% investment in InterContinental Life Corporation (ILCO) is presented using the equity method of accounting.

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

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

          Investments

          The Company's general investment philosophy is to hold fixed maturity securities until maturity. However, fixed maturities may be sold prior to their maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly,

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

          Present Value of Future Profits on Acquired Businesses

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

          Deferred Financing Costs

          Financing costs associated with the Company's Senior Loan was deferred and was amortized over the borrowing period using the interest method.

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


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          Guaranty Fund Assessment

          The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength, and in certain instances, may be offset against future premium taxes. The Company's insurance subsidiary records the expense for guaranty fund assessment from states which do not allow premium tax offsets in the period assessed. The Company's insurance subsidiary recorded expenses of $6,796, $189,929 and $148,301 in the years ended December 31, 1996, 1995 and 1994, respectively, as a result of such assessments.

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


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

          New Accounting Pronouncements

          During 1995, the FASB issued FAS No. 123 "Accounting for Stock-Based Compensation," which encourages companies to adopt the fair value based method of accounting for stock-based compensation. This method requires the recognition of compensation expense equal to the fair value of such equity securities at the date of the grant. This statement also allows companies to continue to account for stock-based compensation under the intrinsic value based method, as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," with footnote disclosure of the pro forma effects of the fair value based method. FAS No. 123 is effective for transactions entered into in years that begin after December 15, 1995.

          The Company adopted FAS No. 123 during 1996 and will continue to account for stock-based compensation under the intrinsic value method and disclose the fair value method, if any, in the footnotes to the financial statements.

          Reclassification

          Certain prior years' amounts have been reclassified to conform with the 1996 presentation.


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          2.   Investments

          Fixed Maturities

          Investments in fixed maturities by category at December 31, 1996 and 1995, respectively, were as follows (in thousands):

                                           Gross      Gross
                                Amortized  Unrealized Unrealized Market
          U.S. Treasury         Cost       Gains      Losses     Value
           securities and
           obligations of U.S.
           government agencies
           and corporations       $18,125    $   928  $    10    $19,043
          States,
           municipalities and
           political
           subdivisions             2,955         67      -0-      3,022
           Corporate securities    21,475        299      330     21,444
          Mortgage-backed
           securities              40,414        321      411     40,324
           Total Fixed
            Maturities
            available for sale    $82,969    $ 1,615  $   751    $83,833

                                           Gross      Gross
                                Amortized  Unrealized Unrealized Market
                                Cost       Gains      Losses     Value
          U.S. Treasury
           securities and
           obligations of U.S.
           government agencies
           and corporations       $18,124    $ 1,569  $   -0-    $19,693
          States,
           municipalities and
           political
           subdivisions             4,945         58        2      5,001
          Corporate securities     10,243        431       12     10,662
          Mortgage-backed
           securities              46,649      1,737      110     48,276
           Total Fixed
            Maturities
            available for sale    $79,961    $ 3,795  $   124    $83,632

          The amortized value and market value of fixed maturities at December 31, 1996 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                       Amortized  Market
                                                          Value    Value


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                                          (in thousands)

          Due in one year                               $ 5,500   $ 5,524
          Due after one year through five years          12,222    12,593
          Due after five years through ten years          8,088     7,983
          Due after ten years                            16,761    17,425
          Mortgage-backed securities                     40,398    40,308

               Total Fixed Maturities available
                 for sale                               $82,969   $83,833

          To reduce the exposure to market rate changes, portfolio investments are selected so that diversity, maturity, and liquidity factors approximate the duration of associated policyholder liabilities.

          Proceeds from maturities of investments in fixed maturities during 1996 and 1995 were $1,265,000 and $4,504,000, respectively.  There were no gains or losses in 1996 and 1995.


          Net Investment Income

          The components of net investment income are summarized as follows:

                                             Year Ended December 31,
                                             1996       1995       1994
                                                    (in thousands)

          Fixed maturities                 $ 5,891    $ 5,742    $ 5,684
          Other, including short-term
           investments and policy loans      1,553      1,990      1,836
          Investment expenses                  (81)       (89)       (71)

          Net investment income            $ 7,363    $ 7,643    $ 7,449

          There were no impairments in the value of investments in 1996, 1995 or 1994, which were considered other than temporary.



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          3.   Disclosure about Fair Value of Financial Instruments

          The estimated fair values of the Company's financial instruments at December 31, 1996 are as follows:
                                                      Carrying   Fair
                                                      Amount     Value
                                                        (in thousands)
          Financial assets:
            Fixed maturities                          $ 83,833   $ 83,833
            Policy loans                              $  2,286   $  2,286
            Short-term investments                    $ 25,615   $ 25,615
            Cash and cash equivalents                 $    308   $    308

          Financial liabilities:
            Subordinated notes payable to affiliate   $ 59,940   $ 59,940
            Note payable                              $  4,738   $  4,738
            Other                                     $    359   $    359

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


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          4. Investment in
             InterContinental Life Corporation

          The Company carries its investment in ILCO on the equity method of accounting. At December 31, 1996, excess of cost over net assets acquired of $1,686,000, net of accumulated amortization of $1,344,000,is included in investment in affiliate. At December 31, 1995, these amounts were $1,686,000 and $1,244,000, respectively. Amortization of this excess is reflected in equity in net earnings of affiliate. ILCO is primarily engaged in the sale and administration of life insurance products. Summarized financial information for ILCO is set forth below:

          Balance sheet information:                    1996       1995
                                                         (in thousands)

          Investments                               $   661,141 $  669,537
          Deferred policy acquisition costs and
           present value of future profits               72,178     73,532
          Other assets                                  530,623    572,224

            Total Assets                            $ 1,263,942 $1,315,293

          Policy liabilities and contractholder
           deposit funds                            $   673,306 $  689,680
          Other liabilities                             477,275    528,528

          Total liabilities                           1,150,581  1,218,208
          Common stock, additional paid-in
           capital and retained earnings                110,581     83,399
          Net unrealized gain                             2,780     13,686
          Shareholders' equity                          113,361     97,085
          Total liabilities and
           shareholders' equity                     $ 1,263,942 $1,315,293



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          4. Investment in
             InterContinental Life Corporation, (continued)

          Results of operations:                1996      1995      1994
                                                    (in thousands)

           Premium income                     $  9,980  $ 11,694  $ 14,317
           Net investment income              $ 59,836  $ 64,781  $ 57,553
           Earned insurance charges           $ 42,238  $ 42,324  $ 39,370
           Benefits and expenses              $ 96,801  $105,907  $ 99,142
           Net income                         $ 26,938  $ 10,714  $  9,917
           Net income per share available
           to common shareholders             $   5.12  $   2.11  $   1.93

          Total market value basis of the Company's investment in ILCO approximated $26,054,085 and $25,562,498 at December 31, 1996 and
          1995, respectively. FIC directly or indirectly owns 1,966,346 shares (approximately 46%, 47%, and 48%) of ILCO's outstanding common stock at December 31, 1996, 1995 and 1994, respectively.

          The Company holds options to purchase up to 1,702,155 additional shares of ILCO's authorized but unissued common stock at a price equal to the average market value during the six months preceding the exercise date. If exercised, the total number of shares subject to the Agreement, together with the 1,966,346 shares already owned, would constitute 61.81% of the then issued and outstanding shares of ILCO's common stock, assuming no other
          options or warrants held by other parties were exercised.   In
          the event that any other party seeks to acquire ILCO's outstanding shares without prior approval of FIC's Board of Directors, the Company has the right to acquire, under the same pricing formula, the number of shares of common stock which, when added to the number of shares then owned by the Company, will amount to 51% of the outstanding shares of ILCO. The consideration for the options was FIC's granting to ILCO a loan in the principal amount of $1,200,000, FIC's agreement to guarantee additional ILCO obligations totaling $4,000,000 and FIC's agreement to guarantee ILCO's lease obligation on its headquarters building upon demand. In addition, FIC guaranteed a $15,000,000 term loan of ILCO.

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


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

          Maturities of the Senior Loans over the next three years are as follows:
                                        (in thousands)
                                        1997       18,080
                                        1998        6,864
                                        1999          -0-

                                                  $24,944

          The Company has further agreed that, upon demand by ILCO, it will guarantee performance under ILCO's lease of office facilities located in Elizabeth, New Jersey. This agreement will remain in effect for as long as any portion of the loan or any indebtedness guaranteed by the Company remains outstanding. In connection with ILCO's Senior Loans, the net assets of ILCO which aggregate $113,361,000 and $97,085,000 at December 31, 1996 and 1995,
          respectively, are restricted from paying dividends.

          The amount of net realized gains included in net earnings of ILCO is $15,262,000, $281,000,and $452,000, for the years ended
          December 31, 1996, 1995 and 1994, respectively.

          5.  Acquisition of Business

          In 1991, the Company acquired Family Life, a Washington domiciled life insurance company, from Merrill Lynch Insurance Group, Inc. Present value of future profits of $87,726,000 was recorded as a result of the purchase.


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          An analysis of the present value of future profits follows:

                                                           1996      1995
                                                           (in thousands)

          Balance at beginning of year                  $ 45,415  $ 50,712
          Accretion of Interest                            3,798     4,419
          Amortization during the period                  (8,609)   (9,716)

          Present value of future profits at
           December 31                                  $ 40,604  $ 45,415

          Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

                                        1997    $ 6,466
                                        1998    $ 6,529
                                        1999    $ 5,280
                                        2000    $ 4,272
                                        2001    $ 3,454

          At purchase, the present value of future profits was calculated using a discount rate of approximately 15%. Interest is accreted on the unamortized portion at approximately 8.5%.

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          6.  Senior Loan and Subordinated Notes Payable

          Following is a summary of outstanding debt at December 31:

                                                     1996           1995
                                                        (in thousands)
          Senior loan: A loan payable to a
          syndicate of banks beginning with a $1.5
          million payment on October 1, 1991, a $2
          million payment on January 1, 1992 and each
          subsequent quarter in 1992, a $2.25 million
          payment on January 1, 1994 and each
          subsequent quarter through April 1, 1996
          with a final payment of the unpaid balance
          on June 12, 1996.  Interest is payable
          at the Company's option based on (1) the
          managing bank's corporate base rate plus 2%
          or (2) LIBOR plus 3%.  The rate in effect
          at December 31, 1995 was 8.81%.               $    -0-  $  6,765

          Subordinated senior notes payable to
          Investors-NA beginning with a $1,125,000
          payment on December 12, 1996 and each
          subsequent quarter through September
          12, 2001.  Interest is payable
          on a quarterly basis at 11%.                    21,375    22,500

          Subordinated notes payable to Investors-NA
          beginning with a $223,856 payment on December
          12, 1996 and each subsequent quarter
          through September 12, 2001.  Interest
          is payable on a quarterly basis at 12%.          4,253     4,224

          Subordinated notes payable to Investors-NA
          beginning with a $188,071 payment on December
          12, 1996 and each subsequent quarter through
          September 12, 2001, a payment of $1,536,927
          on December 12, 2001 and each subsequent
          quarter through June 12, 2006 with a final
          payment of $1,536,967 on September 12,
          2006.  Interest is payable on a quarterly
          basis at 9%.                                    34,312    34,500

          Total senior loans and subordinated
           notes payable.                               $ 59,940  $ 67,989


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          The Senior Loan was secured by the following:
          (1) All of the issued and outstanding shares of common stock of FLIIC.

          (2) All of the issued and outstanding shares of preferred stock and common stock of FLC and Family Life.

          (3)  A $97.5 million surplus debenture of Family Life.

          The Senior Loan was guaranteed by FIC for FLC.

          The Senior Loan documents also required FLC to make additional mandatory principal payments on the Senior Loan, which, in general, reduce the quarterly principal payments in the inverse order of their due dates. Those additional payments were required in specified situations in which the amount of Family Life's statutory capital and surplus exceed a certain formula. FLC has Excess Cash Flow (as defined) or FLC or Family Life receives proceeds from reinsurance of life insurance policies in force in one transaction or a series of related transactions or sales of assets or issuances of stock or debt securities. The Senior Loan may be prepaid, in whole or in part, without penalty or premium.

          The Senior Loan agreement specified various negative, affirmative and financial covenants made by the Company. The Subordinated Notes Payable agreement also specifies various specified negative, affirmative and financial covenants to be observed by the Company. During the period the Senior Loan was outstanding, the covenants in effect under the Subordinated Notes Payable were substantially less restrictive than those under the Senior Loan agreement but became generally equivalent to the Senior Loan restrictions upon termination of the Senior Loan.

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


          The obligors are allowed to prepay the Investors-NA Subordinated Loans, in whole or in part, without premium or penalty. The


                 FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          Investors-NA Subordinated Loans were subordinated to the Senior Loan and now constitute a lien on the Pledged Collateral. Repayment of the Investors-NA Subordinated Loans is also guaranteed by the Company.

          Aggregate maturities of the Subordinated Notes Payable are as follows:

                              (in thousands)

                              1997      $ 6,148
                              1998        6,148
                              1999        6,148
                              2000        6,148
                              2001        6,148
                         Thereafter      29,200
                                        $59,940

          7.  Federal Income Taxes

          The Company files a consolidated federal income tax return with its non-life subsidiaries. The Company's life insurance subsidiary files a separate federal income tax return.

          The U.S. federal income tax provision (benefit) charged to continuing operations was as follows:
                                                  1996      1995     1994
                                                      (in thousands)

          Current                                $(1,165) $  (717) $   (82)
          Deferred                                 3,811    3,145    2,428

          Total provision for income taxes       $ 2,646   $2,428   $2,346

          The provision for income taxes is less than the amount of income tax determined by applying the U.S. statutory income tax rate of 35% to pre-tax income from continuing operations before extraordinary item as a result of the following differences:


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                                    1996    1995    1994
                                                       (in thousands)

          Income taxes at the statutory rate       $3,427  $3,638  $3,714
          Increase (decrease) in taxes
            resulting from:
           Small life insurance company deduction     -0-    (411)   (581)

           Dividends received deduction              (771)   (770)   (775)

           Net operating loss carryforwards           -0-      -0-    -0-

           Tax rate differential                      (98)   (104)   (106)

           Other items, net                            88      75      94

          Total provision for income taxes         $2,646  $2,428  $2,346

          Provision has not been made for state and foreign income tax expense since this expense is minimal.

          Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:
                                                           1996      1995
          Deferred Tax Liability:                          (in thousands)

          Equity in net earnings of affiliate             $ 3,400  $ 2,509
          Excess pension Benefit                              436      436
          Deferred policy acquisition costs                10,268    8,514
          Present value of future profits                   5,851    4,210
          Guaranty fund assessments                           589      698
          Deferred and uncollected premium                  3,602    3,284
          Unrealized appreciation on marketable
            securities                                        355    1,712
          Other taxable temporary differences               3,838    2,320
               Total deferred tax liability                28,339   23,683

          Deferred Tax Asset:

          Policy reserves                                   9,553    8,567
          Net operating loss carry
            forward                                           513      -0-
          Alternative minimum tax credit                      146      113
          Accrued liabilities                                 175      220
               Total deferred tax assets, net              10,387    8,900

               Net deferred tax liability                 $17,952  $14,783

          Deferred federal income tax expense (benefit) of $(1,357,000) and


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          $4,465,000 for 1996 and 1995, respectively have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the deferred tax liability. This decrease in deferred tax liability has been recorded as a reduction to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense.

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

          At December 31, 1996, no IRS examinations were underway for the Company or its subsidiaries.

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


          The amount remaining under this agreement that had not yet been approved for transfer to Merrill Lynch was $116,310 and

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          $1,939,799 at December 31, 1996 and 1995, respectively. These amounts are not reflected in the liability for future policy benefits as they are ceded at 100% to Merrill Lynch pending the approval of the assumption agreement.

          The amounts in the consolidated financial statements for reinsurance ceded are as follows:
                                                      December 31,
                                                  1996      1995      1994
                                                     (in thousands)

          Future policy benefits              $  5,729  $  1,784  $  1,548
          Unearned premiums                   $      4  $      5  $      6
          Other policy claims and
           benefits payable                   $    426  $    594  $    631


                                                 For the twelve months
                                                        ended

                                                      December 31,
                                                  1996      1995      1994
                                                     (in thousands)
          Premiums                            $  6,259  $  1,531  $    918
          Policyholder benefits and expenses  $    670  $    372  $    536

          Estimated amounts recoverable from reinsurers on paid claims were $43,857 and $10,866 in 1996 and 1995, respectively. These amounts were included in other receivables in the consolidated financial statements at December 31, 1996 and 1995.

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


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

          However, the Company does not directly own its life insurance subsidiary's stock, but instead, indirectly owns that stock through two downstream holding companies, FLIIC and FLC, whose ability to pay dividends to the Company is significantly limited by some of the subordinated notes referred to in Note 6 during the terms of those loans. Consolidated net assets of FLIIC and FLC aggregated $44,704,000, and $56,490,000, respectively at December 31, 1996 and $42,483,000 and $54,170,000, respectively at December 31, 1995.

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

          Capital and surplus of Family Life as reported to insurance regulators and as determined in accordance with statutory 29 Accounting practices aggregates approximately $24,919,158 and $25,794,540 at December 31, 1996 and 1995, respectively. Statutory net income aggregated approximately $9,153,000 and $9,245,000 for the years ended December 31, 1996 and 1995, respectively.

          The Company employed no permitted statutory accounting practices that individually or in the aggregate materially affected statutory surplus or risk-based capital at December 31, 1996 or 1995.

          The Company's Articles of Incorporation were amended during 1996 to: (i) increase the number of authorized shares of common stock from 3,304,200 shares to 10,000,000 shares and (ii) to reduce the par value of the common stock from $1.00 to $.20. These amendments to the Articles of Incorporation were related to the implementation of the five-for-one stock split in 1996, authorized by the Board of Directors.


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          10. Options

          In connection with the subordinated senior notes and subordinated notes payable to Investors-NA, Investors-NA was granted non-transferrable options to purchase, in amounts proportionate to their respective loans, up to a total of 9.9 percent of the common shares of FIC. The option price is $2.10 per share (adjusted to reflect the five-for-one stock split in 1996), equivalent to the then current market price, subject to adjustment to prevent the effect of dilution. The options expire at the time of final repayment of each of the respective loans.

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


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          Retirement Plan

          Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 40 years.
          The pension costs for the plan includes the following components:

                                                           1996     1995
                                                         (in thousands)

          Service cost-benefits earned
           during the period                            $   81   $   73

          Interest cost on projected
           benefit obligation                              497      563

          Return on plan assets                           (690)    (705)

          Amortization                                     -0-      -0-

          Pension benefit                               $ (112)  $  (69)

          The following summarizes the funded status of the plan at
          December 31:
                                                           1996      1995
                                                         (in thousands)
          Actuarial present value of:
           Vested benefit obligation                     6,227    $ 6,554

           Accumulated benefit obligation               $ 6,227   $ 6,554

          Projected benefit obligation                  $ 6,563   $ 6,990

          Plan assets at market value                     8,990     8,673

          Plan assets in excess of projected
           benefit obligations                            2,427     1,683

          Unrecognized net gain                            (838)     (206)
          Prepaid pension asset                         $ 1,589   $ 1,477

          The significant assumptions for the plans are as follows:

          The discount rate for projected benefit obligations was 7.75% and 7.0% for the years ended December 31, 1996 and 1995, respectively.


          The assumed long-term rate of compensation increases was 6.0% for the years ended December 31, 1996 and 1995, respectively.


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          The long-term rate of return on plan assets was 8.0% for the years ended December 31, 1996 and 1995.

          During 1995, the ILCO Employee Stock Ownership Plan and the ILCO Savings and Investment Plan were amended to allow for the addition of Family Life as a participating employer, thus allowing Family Life employees to participate in the plans.

          Stock Option Plans

          In 1984, the Company's shareholders adopted a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 1996, no options had been granted under this plan.

          12. Leases

          Family Life, occupies office facilities under lease agreements with unrelated third parties which expire over the next year. Certain office space leases may be renewed at the option of the Company.

          Rent expense in 1996, 1995 and 1994 was $886,189, $896,688, and
          $835,637 respectively.   Minimum annual rentals are as follows:

                                  (in thousands)
                                   1997    $  315
                                   1998         0
                                   1999         0
                                   2000         0
                                   2001         0
                                   Total   $  315

          13. Related Party Transactions

          FIC Management was paid fees in an amount equal to 5% of the net operating profit that Investors-NA received from the properties managed and leased by FIC Management. During 1996, 1995 and 1994, Investors-NA paid $141,838, $183,864, and $106,460 under this agreement. Effective January 1, 1993, ILCO's insurance subsidiaries and Family Life entered into an agreement with Investors-NA to lease office space in the Austin Centre. The annual rent is $1,119,705 and the lease is for a period of 5 years. Family Life's portion of the annual rent is 37.5%.

          On March 29, 1996 Investors-NA sold the Austin Centre to an Austin-based real estate investment firm for a purchase price of $62.7 million, less $1 million paid to a capital reserve account


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          for the purchase.

          As part of the financing arrangement for the acquisition of Family Life, a $22.5 million loan was made by Investors-NA to Family Life Corporation, a subsidiary of FIC, and a $2.5 million loan was made to FIC. Interest during 1996, 1995 and 1994 on the loans aggregated $2,997,049, $2,939,622 and $2,891,269, respectively. At December 31, 1996 and 1995 accrued interest was $143,083 and $165,658, respectively. In addition to the interest provided under those loans, Investors-NA was granted by FIC 107,473 non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock. The option price is $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent the effect of dilution. As a result of the five-for-one stock split implemented by FIC, effective in November 1996, the exercise price of the options was changed to $2.10 per share. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the subordinated loans held by Investors-NA, the expiration date of the options was extended to September 12, 2006.

          On July 30, 1993, Investors-NA loaned $34.5 million to two subsidiaries of FIC in connection with the prepayment of the subordinated loans owed to the seller. Interest during 1996 and 1995 on these notes was $4,260,750 and $3,105,000 and accrued interest at December 31, 1996 and 1995 was $154,404 and $1,293,750. (See Note 6)

          FIC is reimbursed by ILCO for rental expense and certain other operating expenses. The amount of such reimbursement was approximately, $305,000, $830,000, and $585,000 in 1996, 1995 and
          1994, respectively.

          Pursuant to a Service Agreement between Family Life and Investors NA, the Company reimbursed Investors NA for certain operating expenses incurred on behalf of FLIC totaling approximately $14 million, $15 million, and $13 million in 1996, 1995 and 1994, respectively.

          At December 31, 1996 and 1995, 145,500 and 44,250 shares of the Company's stock were owned by Investors-NA and InterContinental Life Insurance Company, respectively.

          The Company has guaranteed the obligations of its subsidiaries under the senior loan and the subordinated loan referred to in
          Note 6 and also guaranteed the debt refinanced in 1993. The Company has also guaranteed certain financial obligations of ILCO, as disclosed in Note 4.


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          On May 8, 1989, ILCO'S Board of Directors granted Mr. Mitte, Chairman and CEO of FIC and ILCO, an option to purchase 600,000 shares (as adjusted for the three-for-one stock split effective February 15, 1990) of the Common Stock of ILCO in equal annual installments of 150,000 shares each. In 1992, the Chairman surrendered for cancellation 120,000 of these options. In October of 1993, the Company entered into an agreement with the Chairman whereby the Chairman agreed to surrender all of his remaining common stock options between 1993 and 1996. Pursuant to this agreement, all the remaining 121,500 options were surrendered through December 31, 1996.

          FIC Computer Services, Inc. (FIC Computer), a subsidiary of FIC, provides data processing services to each subsidiary for proportionate fees equal to FIC Computer's cost. Investors-NA, Investors-IN and ILIC paid $2,243,234, $1,655,486 and $181,971 to
          FIC Computer for data processing services provided during 1996, 1995 and 1994, respectively.

          In December 1995, Family Life entered into a reinsurance agreement with Investors-NA (an insurance company subsidiary of ILCO and an affiliated company of Family Life), pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. The arrangement reflects management's plan to concentrate on the writing of term life insurance, with Investors-NA to develop universal life business. In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

          Changes in the market price of the Company's common stock also impacts the number of common options and warrants which are considered dilutive under the treasury stock method of calculating the weighted average common stock and common stock equivalents. For the years ended December 31, 1996, 1995 and 1994, weighted average common stock and common stock equivalents are calculated as follows:


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


                                                1996      1995      1994
          Net income                          $16,157   $10,017   $ 9,954

          Net income available to common
           shareholders                       $16,157   $10,017   $ 9,954

          Weighted average common shares
           outstanding, less treasury stock     5,428    5,428      5,428

          Dilutive common share equivalents:
           Common stock options                   537      537        537
           Effect of ILCO ownership of
            common stock options                 (249)    (255)      (255)

          Less:
           Assumed repurchase of shares using
            the treasury stock method            (112)    (160)      (165)

          Effect of ownership of ILCO on
           treasury shares                         52        75        75

          Effect of ILCO ownership of common
           shares                                 (88)      (90)      (90)

          Common stock and common stock
           equivalents                          5,568     5,535     5,530
          Net income per share available to
           common shareholders                $  2.90   $  1.81   $  1.80


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          16. Business Concentration

          The Company's insurance subsidiary, Family Life provides mortgage protection life, disability and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes a significant number of these financial institutions provide Family Life with customer lists. In 1996, premium income from these products was derived from forty-nine states with concentrations of approximately 23% and 24% in California and Texas, respectively. In 1995, these amounts were 23% and 23%, respectively.

          17.  Quarterly Financial Data (unaudited)
               (in thousands, except per share data)

                                        Three Months      Three Months
                                        Ended             Ended
                                        March 31,         June 30,
                                        1996     1995     1996     1995


          Total revenues                $15,014  $15,370  $15,073  $16,744

          Net income                    $ 8,616  $ 2,661  $ 2,778  $ 2,767





                                        Three Months      Three Months
                                        Ended             Ended
                                        September 30,     December 31,
                                        1996     1995     1996     1995


          Total revenues                $14,978  $15,293  $14,863  $14,134

          Net income                    $ 2,165  $ 2,358  $ 2,598  $ 2,231


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          17.  Quarterly Financial Data (unaudited), continued
               (in thousands, except per share data)

                                         Three Months       Three Months
                                         Ended              Ended
                                         March 31,          June 30,
                                         1996     1995     1996     1995


          Net income per share          $   1.55 $   .48  $    .50 $    .50




                                         Three Months       Three Months
                                         Ended              Ended
                                         September 30,      December 31,
                                         1996     1995     1996     1995


          Net income per share          $    .39 $   .43  $    .47 $    .40


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                    SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN
                            INVESTMENTS IN RELATED PARTIES

                                                DECEMBER 31, 1996
                                                 (in thousands)

          Column A                         Column B  Column C   Column D

                                                                Amount
                                                                Shown
                                                                on the
                                           Amortized Fair       Balance
          Type of Investment               Cost      Value      Sheet

          Fixed maturities:
           Bonds:
           United States Government and
            government agencies and
            authorities                    $ 18,125  $ 19,043  $ 19,043
           States, municipalities and
            political subdivisions            2,955     3,022     3,022
          Corporate securities               21,475    21,444    21,444
          Mortgage-backed securities         40,414    40,324    40,324

                Total fixed maturities       82,969    83,833    83,833

          Equity securities:
           Common stocks:
           Industrial and miscellaneous
            other                                11         4         4

                Total equity securities          11         4         4

          Policy loans                        2,286     2,286     2,286
          Short-term investments             25,615    25,615    25,615
                Total investments          $110,881  $111,738  $111,738


                  FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                    BALANCE SHEETS
                                                         DECEMBER 31,
                                                         1996      1995
                                                         (in thousands)
               ASSETS

          Cash                                          $     52  $    71
          Short-term Investments                           1,926      -0-
          Long-Term bonds                                     16       16
          Common Stock                                         4        4
          Investments in subsidiaries*                    90,815   84,012
          Property, plant and equipment, net               6,176    6,202
          Other assets                                     1,086    1,088
          Accounts receivable                                 57       60

                                                        $100,132  $91,453

                LIABILITIES AND SHAREHOLDERS' EQUITY

          Liabilities:
           Subordinated notes payable                   $  4,253  $ 4,221
           Other liabilities and intercompany
            payables                                       3,805    4,499

                                                           8,058    8,720
          Shareholders' equity:
           Common stock, $.20 par value,
            10,000,000 shares authorized;
            5,845,300 shares issued, 5,427,965
            shares outstanding in 1996 and 1995            1,169    1,169
          Additional paid-in capital                       7,225    7,225
          Net unrealized gain on investments
           in fixed maturities available for sale          1,220    8,052
          Net unrealized appreciation
           of equity securities
           held by insurance subsidiary                       25        9

          Retained earnings (including $78,745
           and $61,680 of undistributed earnings
           of subsidiaries at December 31, 1996
           and 1995, respectively)                        82,857   66,700

                                                          92,496   83,155
          Common Treasury stock, at cost, 417,335
           shares in 1996 and 1995                          (422)    (422)
            Total shareholders' equity                    92,074   82,733
             Total liabilities and
              shareholders' equity                      $100,132  $91,453

          *Eliminated in consolidation


                  FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,
                                STATEMENTS OF INCOME

                                                         DECEMBER 31,
                                                         1996      1995
                                                         (in thousands)


          Income                                        $   811   $   885

          Operating expenses                                461       456
          Interest expense*                                 977       897
                                                          1,438     1,353

          Income (loss) from operations                    (627)     (468)


          Equity in undistributed earnings
           from subsidiaries                             16,784    10,485

          Net income                                    $16,157   $10,017


          *In consolidation, $179 is reported as a reduction in equity in earnings of unconsolidated subsidiary.


                  FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED STATEMENTS OF REGISTRANT,Continued
                         STATEMENTS OF CASH FLOWS YEARS ENDED

                                                          DECEMBER 31,
                                                          1996      1995
                                                          (in thousands)

          CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                   $ 16,157  $ 10,017

           Adjustments to reconcile net income to net
            cash used in operating activities:
             Decrease in accounts receivables                  3        19

             Increase in investment in subsidiaries*     (13,619)   (7,244)

             Decrease in other assets                          2       113

             Decrease in other liabilities
              and intercompany payables                     (694)      (17)

             Decrease in property and equipment               26    (3,395)

               Net cash used in operating activities       1,875      (507)


          CASH FLOWS FROM FINANCING ACTIVITIES

          Net change in short-term investments            (1,926)       -0-

          Subordinated notes payable issued to
            Investors-NA                                      32       462

               Net cash provided by financing
                activities                                (1,894)      462

              Decrease in cash                               (19)      (45)

          Cash, beginning of year                             71       116

          Cash, end of year                             $     52  $     71

          *Eliminated in consolidation


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                  SCHEDULE IV-INDEBTEDNESS OF AND TO RELATED PARTIES
                              DECEMBER 31, 1996 AND 1995
                                    (in thousands)

                               Column A
                               Balance
                               at                Column C Column D Column E
                               Begin-   Column B Amounts  Amounts  Balance
                               ning of  Addi-    Collect- Written  End of
          Name of Creditor     Period   tions    ed       Off      Period

          December 31, 1996

          Investors Life
           Insurance Company -
           North America       $22,500      -0-   $1,125      -0-  $21,375

          Investors Life
           Insurance Company -
           North America       $ 4,224      253      224      -0-  $ 4,253

          Investors Life
           Insurance Company -
           North America       $30,000      -0-      164      -0-  $29,836

          Investors Life
           Insurance Company -
           North America       $ 4,500      -0-       25      -0-  $ 4,475

          December 31, 1995

          Investors Life
           Insurance Company -
           North America       $22,500      -0-      -0-      -0-  $22,500

          Investors Life
           Insurance Company -
           North America       $ 3,759      465      -0-      -0-  $ 4,224

          Investors Life
           Insurance Company -
           North America       $30,000      -0-      -0-      -0-  $30,000

          Investors Life
           Insurance Company -
           North America       $ 4,500      -0-      -0-      -0-  $ 4,500


                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      SCHEDULE VI-REINSURANCE CEDED AND ASSUMED
                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                    (in thousands)

                                                                       Percent-
                                      Ceded To   Assumed               age Of
                           Direct     Other      From Other Net        Amount
                           Amount     Companies  Companies  Amount     Assumed
          1996

          Life Insurance
          in-force        $8,324,406 $  365,103 $    5,772 $7,965,075     0.07%

          Premium:
          Life insurance  $   55,124 $    6,257 $       64 $   48,931     0.13%
          Accident-health
          insurance           1,244          1          0      1,243     0.00%

          Total            $   56,368 $    6,258 $       64 $   50,174     0.13%

          1995

          Life Insurance
          in-force        $8,677,064 $  314,826 $    4,162 $8,366,400     0.05%

          Premium:
          Life insurance  $   57,269 $    1,526 $       56 $   55,799     0.10%
          Accident-health
          insurance           1,471          5          0      1,466     0.00%

          Total            $   58,740 $    1,531 $       56 $   57,265     0.10%


                     FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                 SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                     DECEMBER 31, 1996
                                      (in thousands)

          Column A
          Name of Issuer of
           Securities Guaranteed
           by Period For Which
           Statement is Filed    InterContinental Life
                                  Corporation
          Column B
          Title of Issue of Each
           Class of Securities
           Guaranteed            Credit Agreement
                                  Dated as of January
                                  29, 1993
          Column C
          Total Amount
           Guaranteed and
           Outstanding               $24,944

          Column D
          Amount Owned by Person
           or Persons for Which
           Statement is Filed         -0-

          Column E
          Amount in Treasury of
           Issues of Securities
           Guaranteed                 -0-

          Column F
          Nature of Guarantee    Guarantee of
                                  Principal and
                                  Interest

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

          3(a) Certificate of Amendment to the Articles of Incorporation of Registrant, dated November 12, 1996, filed as an exhibit with Registrant's 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

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

          *10(ax) Note dated June 12, 1991 in the amount of $22.5 million made by a subsidiary of the Registrant in favor of Investors Life Life Insurance Company of North America.

          *10(ay) Note dated June 12, 1991 in the amount of $2.5 million made by the Registrant in favor of Investors Life Insurance Company of California.

          *10(az) InterCreditor Agreement among Investors Life Insurance Company of North America, Investors Life Insurance Company of California, and the Agent under the Credit Agreement dated as of June 12, 1991.

          *10(aaa) Option Agreement by the Registrant in favor of Investors Life Insurance Company of North America and Investors Life Insuance Company of California.

          10(aab) Hotel Lease Agreement dated as of August 22, 1991 between Investors Life Insuarnce Company of North America and FIC Realty Services, Inc. as exhibit 10(aab) by Registrant on Form 10-K for the year ended December 31, 1991 is hereby incorporated by reference.

          10(aac) Management Agreement dated as of September 4, 1991 between Investors Life Insurance Company of North America and FIC Property Management Inc. filed as exhibit 10(aac) by Registrant on Form 10-K for the year ended December 31, 1991 is hereby incorporated by reference.

          10(aad) Stock Option Agreement dated March 8, 1986 betweem ILCO and Registrant filed as exhibit 10(aad) by Registrant on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.

          10(aae) Amended and Restated Guaranty of Registrant dated January 29, 1993 filed as exhibit 10
                                 (aae) by Registrant on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.

          10(aaf) Surplus Debenture dated as of June 12, 1991 in the amount of $97.5 million made by Family Life Insurance Company in favor of Family Life Corporation filed as exhibit 10
                                 (aaf) by Registrant on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.


         10(aag) Note dated July 30, 1993 in the amount of $30 million made by Family Life Corporation in favor of Investor Life Insurance Company of North America filed as exhibit 10(aag) by Registrant on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.
                                  Life Corporation filed as exhibit 10(aaf) by

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

          10(aau) Amendment Agreement dated as of July 31, 1995 among Family Life Corporation, the Lenders named therein and the Agent filed as exhibit 10(aau) by Registrant on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

          10(aav)        122     Amendment No. 2 dated December 12, 1996,
                                 effective June 12, 1996 to the note dated
                                 June 12, 1991 in the amount of $22.5 million made by Family Life Corporation in favor of Investors Life Insurance Company of North
                                 America.

          10(aaw)        126     (i)  Amendment No. 1 dated December 12, 1996,
                                      effective June 12, 1996 to the note
                                      dated June 12, 1991 in the amount of
                                      $2.5 million made by Financial
                                      Industries Corporation in favor of
                                      Investors Life Insurance Company of
                                      California.

                         129     (ii) Amendment No. 1 dated December 12, 1996,
                                      effective June 12, 1996 to the "payment
                                      in kind" provisions of the note dated
                                      June 12, 1991 in the amount of $2.5
                                      million made by Financial Industries
                                      Corporation in favor of Investors Life
                                      Insurance Company of North America.

          10(aax)        132     Amendment No. 1 dated December 12, 1996,
                                 effective June 12, 1996 to the note dated
                                 July 30, 1993 in the amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North
                                 America.

          10(aay)        137     Amendment No. 1 dated December 12, 1996,
                                 effective June 12, 1996 to the note dated
                                 July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment
                                 Company in favor of Investors Life Insurance
                                 Company of North America.

          10(aaz)        141     Amendment Agreement dated December 12, 1996
                                 amending the Option Agreement by Financial
                                 Industries Corporation in favor of Investors
                                 Life Insurance Company of North America and
                                 Investors Life Insurance Company of
                                 California.

          21             143     Subsidiaries of Registrant.

          28 Report on Form 10-K filed by ILCO for the year ended December 31, 1996 is hereby incorporated by reference in its entirety.

          * Filed as an Exhibit with Registrant's Current Report on Form 8-K dated June 25, 1991, and incorporated herein by reference.


                                     Exhibit 10 (aav)

                                  FAMILY LIFE CORPORATION

                                     AMENDMENT NO. 2

                                            TO

                     11% SUBORDINATED SENIOR NOTE DATED JUNE 12, 1991


          This Waiver and Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Family Life Corporation (the "Company") and Investors Life Insurance Company of North America (the "Payee").


                                        WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain 11% Subordinated Senior Note dated June 12, 1991, due June 12, 1998, in the principal amount of $22,500,000 (the "1991 Note"); and

          WHEREAS the Company is also the obligor under that certain Senior Subordinated Note dated July 30, 1993, due July 30, 2003, in the principal amount of $30,000,000 (the "1993 Note"); and

          WHEREAS, the Company has proposed a modification of the payment schedule and the due dates under each of the 1991 Note and the 1993 Note; and

          WHEREAS, the Company has requested Payee to waive certain provisions of the 1991 Note, as and to the extent hereinafter set forth; and

          WHEREAS, the Company and Payee desire to amend the 1991 Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:


          1.   Defined Terms.   Capitalized terms used herein and not otherwise
               defined in this Agreement shall have the meanings attributed to such terms in the 1991 Note, as previously amended.


          2. Waiver. Payee hereby waives any provision of the 1991 Note and any Event of Default created thereby by reason of the amendment of the 1993 Note as set forth in Exhibit A hereto.
          3. Amendment to 1991 Note. The 1991 Note is hereby amended as follows:

                    a. The description of the 1991 Note which appears on the first page thereof is changed from "Subordinated Senior Note due June 12, 1998" to "Subordinated Senior Note due September 12, 2001".


                    b. The Payment Schedule attached to the 1991 Note is revised in its entirety to read as follows:


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $22,500,000
                         12/12/96            $1,125,000     $21,375,000
                         03/12/97            $1,125,000     $20,250,000
                         06/12/97            $1,125,000     $19,125,000
                         09/12/97            $1,125,000     $18,000,000
                         12/12/97            $1,125,000     $16,875,000
                         03/12/98            $1,125,000     $15,750,000
                         06/12/98            $1,125,000     $14,624,000
                         09/12/98            $1,125,000     $13,500,000
                         12/12/98            $1,125,000     $12,375,000
                         03/12/99            $1,125,000     $11,250,000
                         06/12/99            $1,125,000     $10,125,000
                         09/12/99            $1,125,000     $ 9,000,000
                         12/12/99            $1,125,000     $ 7,875,000
                         03/12/00            $1,125,000     $ 6,750,000
                         06/12/00            $1,125,000     $ 5,625,000
                         09/12/00            $1,125,000     $ 4,500,000
                         12/12/00            $1,125,000     $ 3,375,000
                         03/12/01            $1,125,000     $ 2,250,000
                         06/12/01            $1,125,000     $ 1,125,000
                         09/12/01            $1,125,000     $       -0-


          4. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the waiver and amendment herein contained (i) all of the representations and warranties contained in the 1991 Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the 1991 Note.
           5.   Reference to and Effect on the 1991 Note.

                    a. On or after the date of this Agreement, each reference in the 1991 Note, as amended by Amendment No. 1 dated July 30, 1993, to "this Note", "hereof", or words of like import and each reference to the 1991 Note in other documents shall mean and be a reference to the 1991 Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the 1991 Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the 1991 Note or (ii) any Event of Default under the 1991 Note.


          IN WITNESS WHEREOF, the Company and Payee have executed this Agreement as of the 12th day of December, 1996.


          FAMILY LIFE CORPORATION

          By:

          Title:


          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:

                                  Consent of Guarantor



          Financial Industries Corporation, as guarantor under the Guaranty Agreement dated June 12, 1991, in favor of Investors Life Insurance Company of North America ("Investors-NA"), with respect to a loan in the amount of $22,500,000 from Investors-NA to Family Life Corporation, which loan is evidenced by a Subordinated Senior Note dated June 12, 1991 (the 1991 Guaranty") hereby consents to the Amendment Agreement dated as of June 12, 1996 and hereby confirms and agrees that the 1991 Guaranty is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects.

          This Consent is executed and delivered as of December 12, 1996.




                                   FINANCIAL INDUSTRIES CORPORATION


                                   By:

                                   Title:

                                   Exhibit 10 (aaw)(i)

                             FINANCIAL INDUSTRIES CORPORATION

                                     AMENDMENT NO. 1

                                            TO

                        12% SUBORDINATED NOTE DATED JUNE 12, 1991


          This Waiver and Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Financial Industries Corporation (the "Company") and Investors Life Insurance Company of North America, as successor to the interests of Investors Life Insurance Company of California (the "Payee").

                                        WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain 12% Subordinated Note dated June 12, 1991, due June 12, 1998, in the principal amount of $2,500,000 (the "1991 Note"); and

          WHEREAS the Company is also the obligor under that certain Master Subordinated PIK Note dated June 12, 1991, due June 12, 1998 (the "PIK Note"); and

          WHEREAS, the Company has proposed a modification of the payment schedule and the due dates under each of the 1991 Note and the PIK Note; and

          WHEREAS, the Company has requested Payee to waive certain provisions of the 1991 Note, as and to the extent hereinafter set forth; and

          WHEREAS, the Company and Payee desire to amend the 1991 Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

          1.   Defined Terms.   Capitalized terms used herein and not otherwise
               defined in this Agreement shall have the meanings attributed to such terms in the 1991 Note, as previously amended.

          2. Waiver. Payee hereby waives any provision of the 1991 Note and any Event of Default created thereby by reason of the amendment of the PIK Note as set forth in Exhibit A hereto.

          3. Amendment to 1991 Note. The 1991 Note is hereby amended as follows:

                    a. The description of the 1991 Note which appears on the first page thereof is changed from "Subordinated Note due June 12, 1998" to "Subordinated Note due September 12, 2001".


                    b. The Payment Schedule attached to the 1991 Note is revised in its entirety to read as follows:


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $ 2,500,000
                         12/12/96            $  125,000     $ 2,375,000
                         03/12/97            $  125,000     $ 2,250,000
                         06/12/97            $  125,000     $ 2,125,000
                         09/12/97            $  125,000     $ 2,000,000
                         12/12/97            $  125,000     $ 1,875,000
                         03/12/98            $  125,000     $ 1,750,000
                         06/12/98            $  125,000     $ 1,625,000
                         09/12/98            $  125,000     $ 1,500,000
                         12/12/98            $  125,000     $ 1,375,000
                         03/12/99            $  125,000     $ 1,250,000
                         06/12/99            $  125,000     $ 1,125,000
                         09/12/99            $  125,000     $ 1,000,000
                         12/12/99            $  125,000     $   875,000
                         03/12/00            $  125,000     $   750,000
                         06/12/00            $  125,000     $   625,000
                         09/12/00            $  125,000     $   500,000
                         12/12/00            $  125,000     $   375,000
                         03/12/01            $  125,000     $   250,000
                         06/12/01            $  125,000     $   125,000
                         09/12/01            $  125,000     $       -0-


          4. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the waiver and amendment herein contained (i) all of the representations and warranties contained in the 1991 Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the 1991 Note.

          5.   Reference to and Effect on the 1991 Note.

                    a. On or after the date of this Agreement, each reference in the 1991 Note to "this Note", "hereof", or words of like import and each reference to the 1991 Note in other documents shall mean and be a reference to the 1991 Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the 1991 Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the 1991 Note or (ii) any Event of Default under the 1991 Note.


          IN WITNESS WHEREOF, the Company and Payee have executed this Agreement as of the 12th day of December, 1996.


          FINANCIAL INDUSTRIES CORPORATION


          By:

          Title:


          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:


                                 Exhibit 10 (aaw) (ii)

                             FINANCIAL INDUSTRIES CORPORATION

                                     AMENDMENT NO. 1

                                            TO

                     MASTER SUBORDINATED PIK NOTE DATED JUNE 12, 1991


          This Waiver and Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Financial Industries Corporation (the "Company") and Investors Life Insurance Company of North America, as successor to the interests of Investors Life Insurance Company of California (the "Payee").

                                        WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain Master Subordinated PIK Note dated June 12, 1991, due June 12, 1998 (the "PIK Note"); and

          WHEREAS the Company is also the obligor under that certain 12% Subordinated Note dated June 12, 1991, due June 12, 1998, in the principal amount of $2,500,000 (the "1991 Note"); and

          WHEREAS, the Company has proposed a modification of the payment schedule and the due dates under each of the PIK Note and the 1991 Note; and

          WHEREAS, the Company has requested Payee to waive certain provisions of the PIK Note, as and to the extent hereinafter set forth; and

          WHEREAS, the Company and Payee desire to amend the PIK Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:


          1.   Defined Terms.   Capitalized terms used herein and not otherwise
               defined in this Agreement shall have the meanings attributed to such terms in the PIK Note, as previously amended.

          2. Waiver. Payee hereby waives any provision of the PIK Note and any Event of Default created thereby by reason of the amendment of the 1991 Note as set forth in Exhibit A hereto.

          3. Amendment to PIK Note. The PIK Note is hereby amended as follows:

                    a. The description of the PIK Note which appears on the first page thereof is changed from "Master Subordinated PIK Note due June 12, 1998" to "Master Subordinated PIK Note due September 12, 2001".


                    b. The Payment Schedule attached to the PIK Note is revised in its entirety to read as follows:


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $ 1,977,119.00
                         12/12/96            $ 98,855.95    $ 1,878,263.05
                         03/12/97            $ 98,855.95    $ 1,779,407.10
                         06/12/97            $ 98,855.95    $ 1,680,551.15
                         09/12/97            $ 98,855.95    $ 1,581,695.20
                         12/12/97            $ 98,855.95    $ 1,482,839.25
                         03/12/98            $ 98,855.95    $ 1,383,983.30
                         06/12/98            $ 98,855.95    $ 1,285,127.35
                         09/12/98            $ 98,855.95    $ 1,186,271.40
                         12/12/98            $ 98,855.95    $ 1,087,415.45
                         03/12/99            $ 98,855.95    $   988,559.50
                         06/12/99            $ 98,855.95    $   889,703.55
                         09/12/99            $ 98,855.95    $   790,847.60
                         12/12/99            $ 98,855.95    $   691,991.65
                         03/12/00            $ 98,855.95    $   593,135.70
                         06/12/00            $ 98,855.95    $   494,279.75
                         09/12/00            $ 98,855.95    $   395,423.80
                         12/12/00            $ 98,855.95    $   296,567.85
                         03/12/01            $ 98,855.95    $   197,711.90
                         06/12/01            $ 98,855.95    $    98,855.95
                         09/12/01            $ 98,855.95    $       -0-


          4. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the waiver and amendment herein contained (i) all of the representations and warranties contained in the PIK Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the PIK Note.

          5.   Reference to and Effect on the PIK Note.

                    a. On or after the date of this Agreement, each reference in the PIK Note to "this Note", "hereof", or words of like import and each reference to the PIK Note in other documents shall mean and be a reference to the PIK Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the PIK Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the PIK Note or (ii) any Event of Default under the PIK Note.


          IN WITNESS WHEREOF, the Company and Payee have executed this Agreement as of the 12th day of December, 1996.


          FINANCIAL INDUSTRIES CORPORATION


          By:

          Title:



          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:

                                      Exhibit 10(aax)
                                  FAMILY LIFE CORPORATION

                                     AMENDMENT NO. 1

                                            TO

                     9% SUBORDINATED SENIOR NOTE DATED JULY 30, 1993


          This Waiver and Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Family Life Corporation (the "Company") and Investors Life Insurance Company of North America (the "Payee").


                                        WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain 9% Subordinated Senior Note dated July 30, 1993, due July 30, 2003, in the principal amount of $30,000,000 (the "1993 Note"); and

          WHEREAS the Company is also the obligor under that certain 11% Senior Subordinated Note dated June 12, 1991, due June 12, 1998, in the principal amount of $22,500,000 (the "1991 Note"); and

          WHEREAS, the Company has proposed a modification of the payment schedule and the due dates under each of the 1993 Note and the 1991 Note; and

          WHEREAS, the Company has requested Payee to waive certain provisions of the 1993 Note, as and to the extent hereinafter set forth; and

          WHEREAS, the Company and Payee desire to amend the 1993 Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:


          1.   Defined Terms.   Capitalized terms used herein and not otherwise
               defined in this Agreement shall have the meanings attributed to such terms in the 1993 Note, as previously amended.

          2. Waiver. Payee hereby waives any provision of the 1993 Note and any Event of Default created thereby by reason of the amendment of the 1991 Note as set forth in Exhibit A hereto.
          3. Amendment to 1993 Note. The 1993 Note is hereby amended as follows:

                    a. The description of the 1993 Note which appears on the first page thereof is changed from "Subordinated Senior Note due July 30, 2003" to "Subordinated Senior Note due September 12, 2006".

                    b. The Payment Schedule attached to the 1993 Note is revised in its entirety to read as follows:


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $30,000,000
                         12/12/96            $  163,540     $29,836,460
                         03/12/97            $  163,540     $29,672,920
                         06/12/97            $  163,540     $29,509,380
                         09/12/97            $  163,540     $29,345,840
                         12/12/97            $  163,540     $29,182,300
                         03/12/98            $  163,540     $29,018,760
                         06/12/98            $  163,540     $28,855,220
                         09/12/98            $  163,540     $28,691,680
                         12/12/98            $  163,540     $28,528,140
                         03/12/99            $  163,540     $28,364,600
                         06/12/99            $  163,540     $28,201,060
                         09/12/99            $  163,540     $28,037,520
                         12/12/99            $  163,540     $27,873,980
                         03/12/00            $  163,540     $27,710,440
                         06/12/00            $  163,540     $27,546,900
                         09/12/00            $  163,540     $27,383,360
                         12/12/00            $  163,540     $27,219,820
                         03/12/01            $  163,540     $27,056,280
                         06/12/01            $  163,540     $26,892,740
                         09/12/01            $  163,540     $26,729,200
                         12/12/01            $1,336,458     $25,392,742
                         03/12/02            $1,336,458     $24,056,284
                         06/12/02            $1,336,458     $22,719,826
                         09/12/02            $1,336,458     $21,383,368
                         12/12/02            $1,336,458     $20,046,910
                         03/12/03            $1,336,458     $18,710,452
                         06/12/03            $1,336,458     $17,373,994
                         09/12/03            $1,336,458     $16,037,536
                         12/12/03            $1,336,458     $14,701,078
                         03/12/04            $1,336,458     $13,364,620
                         06/12/04            $1,336,458     $12,028,162
                         09/12/04            $1,336,458     $10,691,704
                         12/12/04            $1,336,458     $ 9,355,246


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding



                         03/12/05            $1,336,458     $ 8,018,788
                         06/12/05            $1,336,458     $ 6,682,330
                         09/12/05            $1,336,458     $ 5,345,872
                         12/12/05            $1,336,458     $ 4,009,414
                         03/12/06            $1,336,458     $ 2,672,956
                         06/12/06            $1,336,458     $ 1,336,498
                         09/12/06            $1,336,498     $       -0-


          4. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the waiver and amendment herein contained (i) all of the representations and warranties contained in the 1993 Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the 1993 Note.


          5.   Reference to and Effect on the 1993 Note.

                    a. On or after the date of this Agreement, each reference in the 1993 Note to "this Note", "hereof", or words of like import and each reference to the 1993 Note in other documents shall mean and be a reference to the 1993 Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the 1993 Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the 1993 Note or (ii) any Event of Default under the 1993 Note.

          IN WITNESS WHEREOF, the Company and Payee have executed this Agreement as of the 12th day of December 1996.




          FAMILY LIFE CORPORATION

          By:

          Title:




          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:

                                  Consent of Guarantor



          Financial Industries Corporation, as guarantor under the Guaranty Agreement dated July 30, 1993, in favor of Investors Life Insurance Company of North America ("Investors-NA"), with respect to a loan in the amount of $30,000,000 from Investors-NA to Family Life Corporation, which loan is evidenced by a Subordinated Senior Note dated July 30, 1993 (the 1993 Guaranty") hereby consents to the Amendment Agreement dated as of June 12, 1996, and hereby confirms and agrees that the 1993 Guaranty is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects.

          This Consent is executed and delivered as of December 12, 1996.




                                   FINANCIAL INDUSTRIES CORPORATION


                                   By:

                                   Title:

                                     Exhibit 10 (aay)

                         FAMILY LIFE INSURANCE INVESTMENT COMPANY

                                     AMENDMENT NO. 1

                                            TO

                     9% SUBORDINATED SENIOR NOTE DATED JULY 30, 1993


          This Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Family Life Insurance Investment Company (the "Company") and Investors Life Insurance Company of North America (the "Payee").

                                        WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain 9% Subordinated Senior Note dated July 30, 1993, due July 30, 2003, in the principal amount of $4,500,000 (the "1993 Note"); and

          WHEREAS, the Company has proposed a modification of the payment schedule and the due dates under the 1993 Note; and

          WHEREAS, the Company and Payee desire to amend the 1993 Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:


          1.   Defined Terms.   Capitalized terms used herein and not otherwise
               defined in this Agreement shall have the meanings attributed to such terms in the 1993 Note, as previously amended.


          2. Amendment to 1993 Note. The 1993 Note is hereby amended as follows:

                    a. The description of the 1993 Note which appears on the first page thereof is changed from "Subordinated Senior Note due July 30, 2003" to "Subordinated Senior Note due September 12, 2006".


                    b. The Payment Schedule attached to the 1993 Note is revised in its entirety to read as follows:


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $ 4,500,000
                         12/12/96            $   24,531     $ 4,475,469
                         03/12/97            $   24,531     $ 4,450,938
                         06/12/97            $   24,531     $ 4,426,407
                         09/12/97            $   24,531     $ 4,401,876
                         12/12/97            $   24,531     $ 4,377,345
                         03/12/98            $   24,531     $ 4,352,814
                         06/12/98            $   24,531     $ 4,328,283
                         09/12/98            $   24,531     $ 4,303,752
                         12/12/98            $   24,531     $ 4,279,221
                         03/12/99            $   24,531     $ 4,254,690
                         06/12/99            $   24,531     $ 4,230,159
                         09/12/99            $   24,531     $ 4,205,628
                         12/12/99            $   24,531     $ 4,181,097
                         03/12/00            $   24,531     $ 4,156,566
                         06/12/00            $   24,531     $ 4,132,035
                         09/12/00            $   24,531     $ 4,107,504
                         12/12/00            $   24,531     $ 4,082,973
                         03/12/01            $   24,531     $ 4,058,442
                         06/12/01            $   24,531     $ 4,033,911
                         09/12/01            $   24,531     $ 4,009,380
                         12/12/01            $  200,469     $ 3,808,911
                         03/12/02            $  200,469     $ 3,608,442
                         06/12/02            $  200,469     $ 3,407,973
                         09/12/02            $  200,469     $ 3,207,504
                         12/12/02            $  200,469     $ 3,007,035
                         03/12/03            $  200,469     $ 2,806,566
                         06/12/03            $  200,469     $ 2,606,097
                         09/12/03            $  200,469     $ 2,405,628
                         12/12/03            $  200,469     $ 2,205,159
                         03/12/04            $  200,469     $ 2,004,690
                         06/12/04            $  200,469     $ 1,804,221
                         09/12/04            $  200,469     $ 1,603,752
                         12/12/04            $  200,469     $ 1,403,283
                         03/12/05            $  200,469     $ 1,202,814
                         06/12/05            $  200,469     $ 1,002,345
                         09/12/05            $  200,469     $   801,876
                         12/12/05            $  200,469     $   601,407
                         03/12/06            $  200,469     $   400,938
                         06/12/06            $  200,469     $   200,469
                         09/12/06            $  200,469     $       -0-


          3. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the amendment herein contained (i) all of the representations and warranties contained in the 1993 Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and
               (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the 1993 Note.


          4.   Reference to and Effect on the 1993 Note.

                    a. On or after the date of this Agreement, each reference in the 1993 Note to "this Note", "hereof", or words of like import and each reference to the 1993 Note in other documents shall mean and be a reference to the 1993 Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the 1993 Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the 1993 Note or (ii) any Event of Default under the 1993 Note.


          IN WITNESS WHEREOF, the Company and Payee have executed this Agreement as of the 12th day of December 1996.


          FAMILY LIFE INSURANCE INVESTMENT COMPANY

          By:

          Title:


          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:

                                   Consent of Guarantor



          Financial Industries Corporation, as guarantor under the Guaranty Agreement dated July 30, 1993, in favor of Investors Life Insurance Company of North America ("Investors-NA"), with respect to a loan in the amount of $4,500,000 from Investors-NA to Family Life Insurance Investment Company, which loan is evidenced by a Subordinated Senior Note dated July 30, 1993 (the 1993 Guaranty") hereby consents to the Amendment Agreement dated as of June 12, 1996 and hereby confirms and agrees that the 1993 Guaranty is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects.

          This Consent is executed and delivered as of December 12, 1996.




                                   FINANCIAL INDUSTRIES CORPORATION


                                   By:

                                   Title:


                                     Exhibit 10 (aaz)

                             FINANCIAL INDUSTRIES CORPORATION

                                    AMENDMENT NUMBER 1

                          TO THE MARCH 21, 1991 OPTION AGREEMENT


          This Amendment Agreement (hereinafter the "Amendment") is made by Financial Industries Corporation ("FIC"), effective as of June 12, 1996, in favor of Investors Life Insurance Company of North America, individually and as successor-in-interest to Investors Life Insurance Company of California.

          Reference is made to that certain option agreement dated March 21, 1991 by FIC in favor of Investors Life Insurance Company of North America and Investors Life Insurance Company of California (the "Option Agreement").

          All capitalized terms not defined herein shall have the meanings established in the Option Agreement.

                                        WITNESSETH:

          WHEREAS, Investors Life Insurance Company of North America and Investors Life Insurance Company of California granted loans to FIC, or subsidiaries thereof, in the amounts of $22.5 million and $2.5 million (the "Loans") in connection with the acquisition of Family Life Insurance Company by FIC. As partial consideration for said loans, FIC entered into the option agreement referenced herein, providing for a grant to Investors Life Insurance Company of North America and Investors Life Insurance Company of California of certain options to purchase a total of 9.9% of the common stock of FIC at a price of $10.50 per share; and

          WHEREAS, Investors Life Insurance Company of California was merged into Investors Life Insurance Company of North America, and Investors Life Insurance Company of North America thereby became the surviving organization and successor-in-interest to Investors Life Insurance Company of California; and

          WHEREAS, upon recommendation of the Board of Directors of FIC and the approval of a majority of the shareholders of FIC, the common stock of FIC was split on a five-for-one basis with a record date of November 12, 1996; and

          WHEREAS, Investors Life Insurance Company of North America (hereinafter "Investors-NA) and FIC agreed to amend the payment schedules of the Loans; and

          WHEREAS, Investors-NA and FIC wish to extend the period in which the options may be exercised and provide a written recognition of the effect of the five-for-one split on the per share price for the exercise of those options under the original terms of the Option Agreement.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, FIC agrees as follows:

          1. The expiration date for the exercise of the options as provided in paragraph two of the Option Agreement shall be changed to June 12, 2006.

          Furthermore, FIC acknowledges that the price per share under the Option Agreement ($10.50) has been adjusted to account for the five-for-one split of FIC common stock in accordance with the dilution provisions in paragraph one of the Option Agreement. Therefore, the resulting price per share is $2.10.

          Except as otherwise noted herein, the terms and conditions of the Option Agreement will remain in full force and effect.

          Executed this 12th day of December, 1996 by:

          FINANCIAL INDUSTRIES CORPORATION


          By:
             Roy F. Mitte
             President

                                       EXHIBIT 21

                                Subsidiaries of Registrant

          Family Life Corporation

          Family Life Insurance Investment Company

          Family Life Insurance Company

          Financial Industries Service Corporation

          Financial Industries Securities Corporation

          Financial Industries Service Corporation of Mississippi, Inc.

          Financial Industries Sales Corporation
               of Southern California, Inc.

          FIC Realty Services, Inc.

          FIC Property Management, Inc.

          FIC Computer Services, Inc.

          Atrium Beverage Corporation