Form 10-Q
period 1997-03-31
FINANCIAL INDUSTRIES CORP
filed 1997-05-15
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                     SECURITIES ACT OF 1934


For the Quarterly Period Ended March 31, 1997
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

                                           YES  X    NO

Number of common shares outstanding ($.20 par value) at end of period:  5,427,965



                  FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                              INDEX

                                                     Page No.




Part I - Financial Information

Consolidated Balance Sheets
     March 31, 1997 and December 31, 1996................... 3

Consolidated Statements of Income
     For the three month periods ended
     March 31, 1997 and 1996................................ 5

Consolidated Statements of Cash Flows
     For the three month periods ended
     March 31, 1997 and 1996................................ 6

Notes to Consolidated Financial Statements...................8

Management's Discussion and Analysis of
     Financial Conditions and Results of Operations..........9

Part II

Other  Information..........................................16

Signature  Page.............................................17






Item 1.Financial Statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                             Mar. 31,           Dec. 31,
                                              1997                1996
                                            (Unaudited)

ASSETS

Investments:

     Fixed maturities available for sale,
      at market value (amortized cost of
      $83,279 and $82,969)                    $ 82,498           $ 83,833

     Equity securities, at market (cost
      approximately $11)                              4                 4

     Policy loans                                 2,365             2,286

     Short-term investments                       25,319           25,615

               Total investments                 110,186          111,738

Cash                                                 309              308

Investment in affiliate                           50,933           52,925

Accrued investment income                          1,059            1,233

Agent advances and other receivables               6,670            7,825

Reinsurance receivables                            7,677            6,159

Due and deferred premiums                         10,663           10,651

Property and equipment, net                         9,381           8,799

Deferred policy acquisition costs                  42,322          41,333

Present value of future profits of
     acquired business                              39,053         40,604

Other assets                                         5,968          5,706

Separate account assets                                449            449

     Total assets                                 $284,670       $287,730

                (See Notes to Consolidated Financial Statements)


              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                  Mar. 31,       Dec. 31,
                                                    1997           1996
                                                  (Unaudited)

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
 Policy liabilities and contractholder
  deposit funds:
     Future policy benefits payable                $58,805         $59,340
     Contractholder deposit funds                   43,444          41,434
     Unearned premiums                                 104             129
     Other policy claims & benefits payable          4,562           5,164
                                                   106,915         106,067

  Subordinated notes payable to affiliate           58,403          59,940
  Deferred federal income taxes                     17,884          17,952
  Other liabilities                                 10,783          11,248
  Separate account liabilities                         449             449
     Total liabilities                             194,434         195,656


Commitments and contingencies

Shareholders' equity:
 Common stock, $.20 par value,
 10,000,000 shares authorized;
  5,845,300 shares issued, 5,427,965
  shares outstanding in 1997 and 1996                 1,169          1,169
Additional paid-in capital                            7,225          7,225
Net unrealized (loss) gain on investments in
fixed maturities available for sale                  (2,843)         1,220
Net unrealized gain on equity securities                 22             25
Retained earnings                                    85,085         82,857
                                                     90,658         92,496
Common treasury stock, at cost, 417,335
 shares in 1997 and 1996                               (422)          (422)
     Total shareholders' equity                      90,236         92,074

     Total liabilities and shareholders'
      equity                                        $284,670       $287,730



                (See Notes to Consolidated Financial Statements)


                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTH PERIOD
                          ENDED March 31, 1997 AND 1996
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                   3 Months Ended
                                                       Mar. 31,
                                                  1997         1996

Revenues:
 Net premiums                                    $10,013       $10,432
 Net investment income                             2,220         1,816
 Earned insurance charges                          1,246         1,797
 Other                                               597           968
    Total revenues                                14,076        15,013

Benefits and expenses:
 Benefits and other expenses                       4,675         5,707
 Interest on insurance policies                      583           543
 Amortization of present value of
  future profits of acquired business               1,552        1,381
 Amortization of deferred policy
  acquisition costs                                 1,202        1,050
 Operating expenses                                 2,809        3,572
 Interest expense                                     883          884
      Total benefits and expenses                  11,704       13,137

Income before federal income taxes
 and equity in net earnings of
 affiliate                                           2,372       1,876

Provision for federal income taxes
 Current                                              (148)       (860)
 Deferred                                              734       1,267
                                                       586         407

Income before equity in net earnings
 of affiliate                                         1,786      1,469

Equity in net earnings of affiliate, net
 of tax                                                 442      7,147

Net income                                           $2,228     $8,616


Per Share Data:
 Common stock and common stock equivalents             5,581      5,555

 Net income per share available to common
  shareholders                                         $ .40      $1.55

                (See Notes to Consolidated Financial Statements)


                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTH PERIOD
                          ENDED March 31, 1997 AND 1996
                                   (Unaudited)
                            (in thousands of dollars)

                                                     3 Months Ended
                                                        Mar. 31,
                                                 1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                       $2,228           $8,616

Adjustments to reconcile net income to net
 cash provided by operating activities:
Amortization of present value of future
 profits                                          1,552            1,381
Amortization of deferred policy acquisition
 costs                                            1,202            1,050
Financing costs amortized                           -0-               84
Equity in undistributed earnings of
 affiliate                                        (1,230)         (8,484)
Changes in assets and liabilities net of
 effects from purchase of insurance
 subsidiaries:
Decrease in accrued investment income                174              297
(Increase) decrease in agent advances and
 other receivables                                  (363)             978
Increase in due and deferred
 premiums                                            (12)            (102)
Increase in deferred policy acquisition
 costs                                            (2,191)          (2,119)
(Increase) decrease in other assets                 (263)             127
Increase in policy liabilities
 and accruals                                        848              176
(Decrease) Increase in other liabilities            (465)           1,357
Increase in policy loans                             (79)             (73)
Increase (decrease) in deferred federal
 income taxes                                        (68)             170

Other, net                                           220               (4)

Net cash provided by operating
 activities                                        $1,553           $3,454



                (See Notes to Consolidated Financial Statements)

                 FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTH PERIOD
                          ENDED March 31, 1997 AND 1996
                                   (Unaudited)
                            (in thousands of dollars)
                                                    3 Months Ended
                                                       Mar. 31,
                                                    1997         1996

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments purchased                              $(3,058)      $(743)
Proceeds from sale and maturities of
 investments                                         3,329       1,624
Net change in short-term investments                   296      (2,401)
Retirement of equipment                               (582)          6

Net cash (used in) provided by
 investing activities                                  (15)     (1,514)


CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt                                    (1,537)     (2,091)

Net cash used in financing activities                (1,537)     (2,091)

Net increase (decrease) in cash                           1        (151)

Cash, beginning of period                               308       1,414

Cash, end of period                                    $309      $1,263

             (See Notes to Consolidated Financial Statements)

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1996 previously filed with the Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment of FIC in InterContinental Life Corporation ("ILCO") is presented using the equity method. All significant intercompany items and transactions have been eliminated.

FIC's net income is affected by its equity interest in ILCO and ILCO's insurance subsidiaries. Net income for the first three months of 1996 includes $7.2 million resulting from the sale during the first quarter of 1996 of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996.

New Accounting Pronouncements

In February 1997, the FASB issued FAS No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share." The Statement established two measures of earnings per share:
Basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding.

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, an entity may disclose pro forma earnings per share amounts that would have resulted if the entity had applied the Statement in an earlier period. The Company intends to adopt FAS 128 in its annual financial statements for the year ended December 31, 1997.

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the quarters ended March 31, 1997 and 1996 are as follows:


                               Quarter Ended    Quarter Ended
                               March 31, 1997   March 31, 1996

Basic earnings per share         $    0.41        $    1.59
Diluted earnings per share       $    0.40        $    1.55

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operation:


For the three-month period ended March 31, 1997, FIC's net income was $2,228,000 (or $.40 per common share), as compared to $8,616,000 (or $1.55 per common share) in the first three months of 1996. The net income per share for the 1996 quarter has been restated to reflect the effect of the five-for-one stock split which was effective November 12, 1996.

Net income from continuing operations (excluding the gain resulting from ILCO's sale of the Austin Centre, as described below) was $2,228,000 ($.40 per common share) for the three-month period ended March 31, 1997, as compared to $1,946,000 ($.35 per common share) for the first three months of 1996.

FIC's net income is affected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the three-month period ended March 31, 1996 includes $6,670,000 ($1.20 per common share) resulting from ILCO's sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company and its affiliates will continue to occupy space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997. In September, 1997, the Company and its affiliates will move its headquarters to a building in an office complex known as Bridgepoint Square Offices, a 20-acre office building site which is being developed by Investors-NA.

The statutory earnings of Family Life as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $2,305,966 at March 31, 1997, as compared to $1,388,631 at March 31, 1996. These statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

The increase in long-term interest rates during the first quarter of 1997, which was related to general economic conditions, had a negative effect upon the market value of the fixed maturities available for sale segment of the Company's portfolio. As of March 31, 1997, the market value of the fixed maturities available for sale segment was $82.5 million as compared to an amortized value of $83.3 million, or an unrealized loss of $.8 million. Such decrease reflects unrealized losses on such investments. The net of tax effect of this decrease has been recorded as a reduction in shareholders' equity.
The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

The consolidated balance sheets at March 31, 1997 include Separate Account assets of Family Life in the amount of $0.45 million. The Separate Account is maintained by Family Life, which was acquired by FIC on June 12, 1991. Under the provisions of the purchase agreement between FIC and Merrill Lynch Insurance Group, Inc., certain life insurance companies affiliated with Merrill Lynch agreed to assume (on an assumption reinsurance basis) the variable annuity contracts related to such Separate Account assets. The transfer of these assets, in accordance with the provisions of the reinsurance agreement, is subject to certain regulatory approvals. During the year 1996, Merrill Lynch received regulatory approvals in several additional jurisdictions. As a result, Separate Account assets in the amount of $8.1 million were transferred out of Family Life, in accordance with the provisions of the 1991 agreements.
The Company has not obtained a definitive date from Merrill Lynch as to when the remaining regulatory approvals will be obtained, so as to enable Family Life to complete the transfer of Separate Account assets.

    Equity in Net Income of InterContinental Life Corporation

General:

Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. For the three-month period ended March 31, 1997, the Company's equity in the net earnings of ILCO, net of federal income tax, was $442,000, as compared to $7,147,000 for the first three months of 1996. For the 1996 period, the equity in net earnings of affiliate includes $6,670,000 attributable to ILCO's net income resulting from the sale of the Austin Centre property.

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

The increase in long-term interest rates during 1996, which was related to general economic conditions, had a negative effect upon the market value of the fixed maturities available for sale segment of ILCO's investment portfolio. As of March 31, 1997, the market value of the fixed maturities available for sale segment was $442.2 million as compared to an amortized cost of $450.5 million, or an unrealized loss of $8.3 million. Such decrease reflects unrealized losses on such investments. Since FIC owns approximately 46% of the common stock of ILCO, such unrealized losses, net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of decreasing the reported value of such equity interest by approximately $3.2 million.

Liquidity and Capital Resources of ILCO:

ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries, InterContinental Life Insurance Company ("ILIC") and, since February, 1995, Investors-IN. ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies and the 1995 acquisition of Investors-IN. As of December 31, 1995, the outstanding principal balance of ILCO's senior loan obligations was $59.4 million. In addition to making the scheduled principal payments under its senior loan, the Company made optional payments of $941,000 in March, 1996, $15.0 million in April, 1996 and $0.5 million in July, 1996. As of March 31, 1997, the principal balance of the senior loan was $20.4 million.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of March 31, 1997, the outstanding principal balance of the surplus debentures was $5.2 million and $28.8 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 1997, the statutory capital and surplus of Investors-NA was $52.96 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now,
from Investors-NA).   Washington's insurance code includes the
"greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of March 31, 1997, Investors-NA had earned surplus of $9.0 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

ILIC is domiciled in the State of New Jersey. Under the New Jersey insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Any dividend must be paid from earned surplus. A proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is treated as an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. ILIC had earned surplus of $4.7 million at March 31, 1997.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $12.0 million at March 31, 1997.

The Form 10-Qs of ILCO for the three-month periods years ended March 31, 1997 and March 31, 1996, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                      Results of Operations

For the three-month period ended March 31, 1997, FIC's income from operations, before federal income tax and equity in net earnings of affiliate, was $2,372,000 (on revenues of $14,076,000), as compared to $1,876,000 (on revenues of $15,013,000) in the first quarter of 1996.

Premiums for the first quarter of 1997, net of reinsurance ceded, were $10.0 million, as compared to $10.4 million in the first three
months of 1996.   Policyholder benefits and expenses were $4.7
million in the 1997 period, as compared to $5.7 million in the first quarter of 1996.

                 Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries and the proceeds from bank and institutional borrowings.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of March 31, 1997, the outstanding balance of such indebtedness was $58.4 million on the Subordinated Notes granted by Investors-NA. On April 17, 1996, the Senior Loan granted by a group of banks was completely paid off; the balance as of March 31, 1996 had been $4.67 million.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 1997, the statutory capital and surplus of Family Life was $24.7 million, an amount substantially in excess of the surplus floor.
As of March 31, 1997, the principal balance of the Surplus Debenture was $37.9 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $1.6 million in the first quarter of 1997, as compared to $3.5 million in the first quarter of 1996. Net cash flow used in financing activities was $1.5 million in the 1997 period, as compared to $2.1 million in the first quarter of 1996.

In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly- owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan and the repayment of the ILCO Subordinated Loans, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to the ILCO Senior Loan, with an outstanding balance at March 31, 1997 of $20.4 million.

The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July, 1993) relate to: (i) the $22.5 million note issued by Family Life
Corporation to Investors Life Insurance Company of North America, and (ii) the $34.5 million loaned by Investors-NA to two subsidiaries of FIC.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                           Investments

As of March 31, 1997, the Company's investment assets totaled
$110.2 million, as compared to $111.7 million as of December 31, 1996.

The level of short-term investments at March 31, 1997 was $25.3 million, as compared to $25.6 million as of December 31, 1996. The fixed maturities available for sale portion represents $82.5 million of investment assets as of March 31, 1997, as compared to $83.8 million at December 31, 1996. The amortized cost of fixed maturities available for sale as of March 31, 1997 was $83.3 million representing a net unrealized loss of $.8 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of March 31, 1997, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National
Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

Family Life Insurance Company, an indirect, wholly-owned subsidiary of FIC, is the owner and developer of a 7.1 acre tract in Austin, Texas, adjacent to the 20-acre Bridgepoint Square Offices site being developed by a subsidiary of ILCO. The site was purchased by Family Life in May, 1996, for $1.3 million. In January, 1997, Family Life began construction on a four-story office building, with rentable space of approximately 71,500 square feet, and a parking garage with 350 parking spaces. The projected completion date is September, 1997. Upon completion of the project, the investment of Family Life will be approximately $9.6 million, including the cost of the land. The building is fully leased to a third party.

                     Accounting Developments


In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share." The Statement established two measures of earnings per share: Basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding. The statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, a company may disclose pro forma earnings per share amounts that would have resulted if it had applied the statement in an earlier period. The Company intends to adopt FAS 128 in its annual financial statements for the year ended December 31, 1997.


The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the quarters ended March 31, 1997 and 1996 are as follows:


                               Quarter Ended    Quarter Ended
                               March 31, 1997   March 31, 1996

Basic earnings per share         $    0.41        $    1.59
Diluted earnings per share       $    0.40        $    1.55



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

         None


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Form 10-K Annual Report of Registrant for the year ended
     December 31, 1996 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

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



Date:   May 15, 1997