Form 10-Q
period 1997-06-30
FINANCIAL INDUSTRIES CORP
filed 1997-08-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549




                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                          SECURITIES ACT OF 1934


For the Quarterly Period Ended June 30, 1997
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


                                   INDEX

                                                     Page No.




Part I - Financial Information

Consolidated Balance Sheets
     June 30, 1997 and December 31, 1996................... 3

Consolidated Statements of Income
     For the three and six month periods ended
     June 30, 1997 and 1996................................ 5

Consolidated Statements of Cash Flows
     For the three and six month periods ended
     June 30, 1997 and 1996................................ 7

Notes to Consolidated Financial Statements.................11

Management's Discussion and Analysis of
     Financial Conditions and Results of Operations........13

Part II

Other Information..........................................19

Signature Page.............................................20



















Item 1.   Financial Statements

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)

                                           June 30,    Dec. 31,
                                             1997         1996
                                           Unadited
ASSETS

Investments:

     Fixed maturities available for sale,
      at market value (amortized cost of
      $82,929 and $82,969, respectively)  $  83,743   $  83,833

     Equity securities, at market (cost
      approximately $11)                          4           4

     Policy loans                             2,485       2,286

     Short-term investments                  23,472      25,615

          Total investments                 109,704     111,738

Cash                                            324         308

Investment in affiliate                      55,402      52,925

Accrued investment income                     1,219       1,233

Agent advances and other receivables          6,683       7,825

Reinsurance receivables                       7,677       6,159

Due and deferred premiums                    10,763      10,651

Property and equipment, net                  11,769       8,799

Deferred policy acquisition costs            43,243      41,333

Present value of future profits of
 acquired business                           37,531      40,604

Other assets                                  4,644       5,706

Separate account assets                         475         449

     Total assets                         $ 289,434   $ 287,730
             (See Notes to Consolidated Financial Statements)

            FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)


                                           June 30,    Dec. 31,
                                             1997        1996


LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
 Policy liabilities and contractholder
  deposit funds:
     Future policy benefits payable        $ 58,695  $ 59,340
     Contractholder deposit funds            43,444    41,434
     Unearned premiums                          104       129
     Other policy claims & benefits
       payable                                4,799     5,164
                                            107,042   106,067

  Subordinated notes payable to affiliate    56,866    59,940
  Deferred federal income taxes              18,684    17,952
  Other liabilities                           9,952    11,248
  Separate account liabilities                  475       449
     Total liabilities                      193,019   195,656


Commitments and contingencies

Shareholders' equity:
 Common stock, $.20 par value,
  10,000,000 shares authorized;
  5,845,300 shares issued, 5,427,965
  shares outstanding in 1997 and 1996         1,169     1,169
Additional paid-in capital                    7,225     7,225
Net unrealized gain on investments in
 fixed maturities available for sale          1,110     1,220
Net unrealized gain on equity securities         27        25
Retained earnings                            87,306    82,857
                                             96,837    92,496
Common treasury stock, at cost, 83,467
 shares in 1997 and 1996                       (422)     (422)
     Total shareholders' equity              96,415    92,074

     Total liabilities and shareholders'
      equity                               $289,434  $287,730



(See Notes to Consolidated Financial Statements)

            FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTH PERIOD
                      ENDED JUNE 30, 1997 AND 1996
                               (Unaudited)
            (in thousands of dollars, except per share data)

                                                     3 Months Ended
                                                         June 30,
                                               1997       1996
Revenues:
 Net premiums                              $ 10,268    $ 11,179
 Net investment income                        2,283       1,807
 Earned insurance charges                     1,084       1,152
 Other                                          732         935
     Total revenues                          14,367      15,073

Benefits and expenses:
 Benefits and other expenses                  4,531       5,087
 Interest on insurance policies                 687         472
 Amortization of present value of
  future profits of acquired business         1,522       1,092
 Amortization of deferred policy
  acquisition costs                           1,080         833
 Operating expenses                           3,333       3,477
 Interest expense                               856       1,089
     Total benefits and expenses             12,009      12,050

Income before federal income taxes
 and equity in net earnings of
 affiliate                                    2,358       3,023

Provision for federal income taxes              680         803

Income before equity in net earnings
 of affiliate                                 1,678       2,220

Equity in net earnings of affiliate, net
 of tax                                         543         558

Net income                                 $  2,221    $  2,778


Per Share Data:
 Common stock and common stock equivalents    5,584       5,560

 Net income per share available to common
  shareholders                             $    .40    $    .50


             (See Notes to Consolidated Financial Statements)


             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE SIX MONTH PERIOD
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
             (in thousands of dollars, except per share data)

                                               6 Months Ended
                                                  June 30,
                                               1997       1996
Revenues:
 Net premiums                              $ 20,281    $ 21,611
 Net investment income                        4,503       3,623
 Earned insurance charges                     2,330       2,949
 Other                                        1,329       1,904
Total revenues                               28,443      30,087

Benefits and expenses:
 Benefits and other expenses                  9,206      10,794
 Interest on insurance policies               1,270       1,015
 Amortization of present value of
  future profits of acquired business         3,074       2,473
 Amortization of deferred policy
  acquisition costs                           2,282       1,883
 Operating expenses                           6,142       7,050
 Interest expense                             1,739       1,973
     Total benefits and expenses             23,713      25,188

Income before federal income taxes
 and equity in net earnings of
 affiliate                                    4,730       4,899

Provision for federal income taxes            1,266       1,210

Income before equity in net earnings
 of affiliate                                 3,464       3,689

Equity in net earnings of affiliate, net
 of tax                                         985       7,705

Net income                                 $  4,449    $ 11,394


Per Share Data:
 Common stock and common stock equivalents    5,583       5,555
 Net income per share available to common
  shareholders                             $   0.80    $   2.05




             (See Notes to Consolidated Financial Statements)
             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)
                                              3 Months Ended
                                                 June 30,
                                              1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                 $  2,221  $  2,778

Adjustments to reconcile net income to net
 cash used in operating activities:
Amortization of present value of future
 profits                                      1,522     1,092
Amortization of deferred policy acquisition
 costs                                        1,080       833
Financing costs amortized                       -0-        84
Equity in undistributed earnings of
 affiliate                                   (1,328)       55

Changes in assets and liabilities net of
 effects from purchase of insurance
 subsidiaries:
Decrease in accrued investment income          (160)     (318)
(Increase) decrease in agent advances and
 other receivables                              (13)      988
Increase in due and deferred
 premiums                                      (100)      (96)
Increase in deferred policy acquisition
 costs                                       (2,001)   (2,379)
Decrease (increase) in other assets           1,325        (8)
Increase (decrease) in policy liabilities
 and accruals                                   127      (733)
(Decrease)increase in other liabilities        (831)      209
Increase in policy loans                       (120)     (139)
Increase in deferred federal income taxes       800       824

Other, net                                     (703)      (44)

Net cash provided by operating
 activities                                $  1,819  $  3,146






             (See Notes to Consolidated Financial Statements)

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)
                                              3 Months Ended
                                                 June 30,
                                              1997      1996
CASH FLOWS FROM INVESTING ACTIVITIES:

Investments purchased                      $     2   $ (2,016)
Proceeds from sale and maturities of
 investments                                   272       (513)
Net change in short-term investments         1,847      5,066
Retirement of equipment                     (2,388)    (1,321)

Net cash provided by investing activities     (267)     1,216


CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of subordinated notes payable
 to affiliate                                  -0-        253
Repayment of debt                           (1,537)    (4,674)

Net cash used in financing activities       (1,537)    (4,421)

Net increase (decrease) increase in cash        15        (59)

Cash, beginning of period                      309      1,263

Cash, end of period                        $   324   $  1,204


             (See Notes to Consolidated Financial Statements)

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIOD
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)
                                              6 Months Ended
                                                 June 30,
                                              1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                 $  4,449  $ 11,394

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Amortization of present value of future
 profits                                      3,074    2,473
Amortization of deferred policy acquisition
 costs                                        2,282    1,883
Financing costs amortized                       -0-      168
Equity in undistributed earnings of
 affiliate                                   (2,558)  (8,429)

Changes in assets and liabilities net of
 effects from purchase of insurance
 subsidiaries:
Decrease (increase) in accrued
 investment income                               14      (21)
(Increase) decrease in agent advances
 and other receivables                         (376)   1,966
Increase in due and deferred
 premiums                                      (112)    (198)
Increase in deferred policy acquisition
 costs                                       (4,192)  (4,498)
Decrease in other assets                      1,062      119
Increase (decrease) in policy liabilities
 and accruals                                   975     (557)
(Decrease) increase in other liabilities     (1,296)   1,566
Increase in policy loans                       (199)    (212)
Increase in deferred federal
 income taxes                                   732      994

Other, net                                     (483)     (48)
Net cash provided by operating
 activities                                $  3,372  $ 6,600





             (See Notes to Consolidated Financial Statements)

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIOD
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)

                                              6 Months Ended
                                                 June 30,
                                              1997      1996
CASH FLOWS FROM INVESTING ACTIVITIES:

Investments purchased                      $ (3,056) $ (2,759)
Proceeds from sale and maturities of
 investments                                  3,601     1,111
Net change in short-term investments          2,143     2,665
Purchase of equipment, net                   (2,970)   (1,315)

Net cash provided by (used in)
 investing activities                          (282)     (298)


CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of subordinated notes payable
 to affiliate                                   -0-       253

Repayment of debt                            (3,074)   (6,765)

Net cash used in financing activities        (3,074)   (6,512)

Net increase (decrease) in cash                  16      (210)

Cash, beginning of period                       308     1,414

Cash, end of period                        $    324  $  1,204

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

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the three and six months ended June 30, 1997 and 1996 are as follows:


                          Three Months Ended  Three Months Ended
                          June 30, 1997       June 30, 1996


Basic earnings per share       $0.41               $0.51

Diluted earnings per share     $0.40               $0.50


                          Six Months Ended    Six Months Ended
                          June 30, 1997       June 30, 1996


Basic earnings per share       $0.82               $2.10

Diluted earnings per share     $0.80               $2.05







Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operation:


For the six-month period ended June 30, 1997, FIC's net income was $4,449,000 (or $.80 per common share), as compared to $11,394,000 (or $2.05 per common share) in the first six months of 1996. The net income per share for the 1996 quarter has been restated to reflect the effect of the five-for-one stock split which was effective November 12, 1996.

Net income from continuing operations (excluding the gain resulting from ILCO's sale of the Austin Centre, as described below) was $4,449,000 ($.80 per common share) for the six-month period ended June 30, 1997, as compared to $4,724,000 ($.85 per common share) for the first six months of 1996.

FIC's net income is affected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the six-month period ended June 30, 1996 includes $6.67 million ($1.20 per common share) resulting from ILCO's sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company and its affiliates will continue to occupy space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997. In May, 1997, the Investors-NA renewed the lease, for a 5-year period, with options to renew for additional 5-year periods.

The statutory earnings of Family Life as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $6,660,489 at June 30, 1997, as compared to $5,711,652 at June
30, 1996. These statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

The decline in long-term interest rates during the first six months of 1997, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the Company's portfolio. As of June 30, 1997, the market value of the fixed maturities available for sale segment was $83.7 million as compared to an amortized value of $82.9 million, or an unrealized gain of $.8 million. Such increase reflects unrealized gains on such investments. There is no assurance that this gain will be realized in the future. The net of tax effect of this increase has been recorded as an increase in shareholders' equity.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

The consolidated balance sheets at June 30, 1997 include Separate Account assets of Family Life in the amount of $0.48 million.
The Separate Account is maintained by Family Life, which was acquired by FIC on June 12, 1991. Under the provisions of the purchase agreement between FIC and Merrill Lynch Insurance Group, Inc., certain life insurance companies affiliated with Merrill Lynch agreed to assume (on an assumption reinsurance basis) the variable annuity contracts related to such Separate Account assets. The transfer of these assets, in accordance with the provisions of the reinsurance agreement, is subject to certain regulatory approvals. During the year 1996, Merrill Lynch received regulatory approvals in several additional jurisdictions. As a result, Separate Account assets in the amount of $8.1 million were transferred out of Family Life, in accordance with the provisions of the 1991 agreements. The Company has not obtained a definitive date from Merrill Lynch as to when the remaining regulatory approvals will be obtained, so as to enable Family Life to complete the transfer of Separate Account assets.

         Equity in Net Income of InterContinental Life Corporation

General:

Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. For the six-month period ended June 30, 1997, the Company's equity in the net earnings of ILCO, net of federal income tax, was $985,000, as compared to $7,705,000 for the first six months of 1996. For the 1996 period, the equity in net earnings of affiliate includes $6,670,000 attributable to ILCO's net income resulting from the sale of the Austin Centre property.

FIC currently owns 1,795,146 shares of ILCO's common stock, and holds options to acquire an additional 1,702,155 shares. The options were granted under an Option Agreement between FIC and ILCO which was entered into in March, 1986. In addition, Family Life currently owns 171,200 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 1,966,346 shares (approximately 46%) of ILCO's common stock and holds options to acquire 1,702,155 shares. If all of FIC's rights under the Option Agreement were to be presently exercised, FIC's ownership would amount to approximately 60.1% of the issued and outstanding shares of ILCO's common stock.

The decline in long-term interest rates during the first six months of 1997, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of ILCO's investment portfolio. As of June 30, 1997, the market value of the fixed maturities available for sale segment was $443.6 million as compared to an amortized cost of $441.5 million, or an unrealized gain of $2.1 million. Such increase reflects unrealized gains on such investments. Since FIC owns approximately 46% of the common stock of ILCO, such unrealized gains net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of increasing the reported value of such equity interest by approximately $0.67 million.

Liquidity and Capital Resources of ILCO:

ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries, InterContinental Life Insurance Company ("ILIC") and, since February, 1995, Investors-IN. ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies and the 1995 acquisition of Investors-IN. As of December 31, 1995, the outstanding principal balance of the ILCO's senior loan obligations was $59.4 million. In addition to making the scheduled principal payments under its senior loan, the Company made optional payments of $941,000 in March, 1996, $15.0 million in April, 1996 and $0.5 million in July, 1996. As of June 30, 1997, the principal balance of the senior loan was $20.4 million.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of June 30, 1997, the outstanding principal balance of the surplus debentures was $5.2 million and $28.8 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1997, the statutory capital and surplus of Investors-NA was $56.7 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of June 30, 1997, Investors-NA had earned surplus of $12.1 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

ILIC is domiciled in the State of New Jersey. Under the New Jersey insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Any dividend must be paid from earned surplus. A proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is treated as an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. ILIC had earned surplus of $5.2 million at June 30, 1997.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $12.4 million at June 30, 1997. As a result of the purchase of State Auto Life Insurance Company on July 9, 1997, the surplus of Investors-IN declined by $6 million, to $6.4 million.


The Form 10-Qs of ILCO for the six-month periods years ended June 30, 1997 and June 30, 1996, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                           Results of Operations

For the six-month period ended June 30, 1997, FIC's income from operations, before federal income tax and equity in net earnings of affiliate, was $4,730,000 (on revenues of $28,443,000), as compared to $4,899,000 (on revenues of $30,087,000) in the first six months of 1996.

Premiums for the first six months of 1997, net of reinsurance ceded, were $20.3 million, as compared to $21.6 million in the
first six months of 1996.   Policyholder benefits and expenses
were $9.2 million in the 1997 period, as compared to $10.8 million in the first six months of 1996.

                      Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries and the proceeds from bank and institutional borrowings.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of June 30, 1997, the outstanding balance of such indebtedness was $56.9 million on the Subordinated Notes granted by Investors-NA. On April 17, 1996, the Senior Loan granted by a group of banks was completely paid off.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor").
However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1997, the statutory capital and surplus of Family Life was $25.1 million, an amount substantially
in excess of the surplus floor.   As of June 30, 1997, the
principal balance of the Surplus Debenture was $35.9 million.
The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.


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

FIC's net cash flow provided by operating activities was $3.4 million in the first six months of 1997, as compared to $6.6 million in the first six months of 1996. Net cash flow used in financing activities was $3.1 million in the 1997 period, as compared to $6.5 million in the first six months of 1996.

In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly- owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan and the repayment of the ILCO Subordinated Loans, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to the ILCO Senior Loan, with an outstanding balance at June 30, 1997 of $20.4 million.

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

                                Investments

As of June 30, 1997, the Company's investment assets totaled
$109.7 million, as compared to $111.7 million as of December 31, 1996.

The level of short-term investments at June 30, 1997 was $23.5 million, as compared to $25.6 million as of December 31, 1996. The fixed maturities available for sale portion represents $83.7 million of investment assets as of June 30, 1997, as compared to $83.8 million at December 31, 1996. The amortized cost of fixed maturities available for sale as of June 30, 1997 was $82.9 million representing a net unrealized gain of $0.8 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of June 30, 1997, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

Family Life Insurance Company, an indirect, wholly-owned subsidiary of FIC, is the owner and developer of a 7.1 acre tract in Austin, Texas, adjacent to the 20-acre Bridgepoint Square Offices site being developed by a subsidiary of ILCO. The site was purchased by Family Life in May, 1996, for $1.3 million. In January, 1997, Family Life began construction on a four-story office building, with rentable space of approximately 76,793 square feet, and a parking garage with 350 parking spaces. The projected completion date is September, 1997. Upon completion of the project, the investment of Family Life will be approximately $11.7 million, including the cost of the land. The building is fully leased to a third party.

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

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 as of the quarters ended June 30, 1997 and 1996 are as follows:


                                                Six Months
Ended                          Six Months Ended
                               June 30, 1997    June 30, 1996

Basic earnings per share         $0.82            $2.10
Diluted earnings per share       $0.80            $2.05


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

          None


Item 3.  Defaults Upon Senior Securities

          None


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 20, 1997. The sole matter voted on at the meeting was the election of directors. All of the nominees were reelected as directors.
Proxies for the meeting were solicited to Regulation 14 under the '34 Act. The voting tabulation as to each nominee was as follows:

  Name                In Favor             Withheld


Barnett, John D.      3,276,992             2,675
Crowe, Joseph F.      3,277,442             2,225
Demgen, Jeffrey H.    3,277,192             2,475
Fleron, Theodore A.   3,277,567             2,100
Grace, James M.       3,279,292               375
Mitte, Dale E.        3,274,682             2,275
Mitte, Roy F.         3,277,632             2,035
Nadler, Leonard A.    3,278,917               750
Parker, Frank         3,274,267                0
Payne, Eugene E.      3,279,267               400
Richmond, Thomas C.   3,277,517             2,150

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



Date: August 14, 1997