Form 10-Q
period 1997-09-30
FINANCIAL INDUSTRIES CORP
filed 1997-11-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549




                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                          SECURITIES ACT OF 1934


For the Quarterly Period Ended September 30, 1997
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


                                   INDEX

                                                     Page No.



Part I - Financial Information

Item I - Financial Statements:

Consolidated Balance Sheets
     September 30, 1997 and December 31, 1996.................. 3

Consolidated Statements of Income
     For the three and nine month periods ended
     September 30, 1997 and 1996............................... 5

Consolidated Statements of Cash Flows
     For the three and nine month periods ended
     September 30, 1997 and 1996............................... 7

Notes to Consolidated Financial Statements.................... 11

Item 2 - Management's Discussion and Analysis of
         Financial Conditions and Results of Operations....... 13

Part II

Other Information............................................. 22

Signature Page................................................ 23


Item 1.   Financial Statements

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)
                                           Sept.30,    Dec. 31,
                                             1997         1996
                                              (Unaudited)
ASSETS

Investments:

     Fixed maturities available for sale,
      at market value (amortized cost of
      $79,925 and $82,969, respectively)  $  82,075   $  83,833

     Equity securities, at market (cost
      approximately $11)                          4           4

     Policy loans                             2,576       2,286

     Invested Real Estate                     7,134       1,374

     Short-term investments                  24,229      25,615

          Total investments                 116,018     113,112

Cash                                            839         308

Investment in affiliate                      59,637      52,925

Accrued investment income                       915       1,233

Agent advances and other receivables          6,579       7,825

Reinsurance receivables                       9,150       6,159

Due and deferred premiums                    10,870      10,651

Property and equipment, net                   7,425       7,425

Deferred policy acquisition costs            44,101      41,333

Present value of future profits of
 acquired business                           36,015      40,604

Other assets                                  5,181       5,706

Separate account assets                         509         449

     Total assets                         $ 297,239   $ 287,730


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
                                              (Unaudited)

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
 Policy liabilities and contractholder
  deposit funds:
     Future policy benefits payable        $ 60,204  $ 59,340
     Contractholder deposit funds            43,444    41,434
     Unearned premiums                          104       129
     Other policy claims & benefits
       payable                                5,177     5,164
                                            108,929   106,067

  Subordinated notes payable to affiliate    55,329    59,940
  Deferred federal income taxes              19,931    17,952
  Other liabilities                           9,904    11,248
  Separate account liabilities                  509       449
     Total liabilities                      194,602   195,656


Commitments and contingencies

Shareholders' equity:
 Common stock, $.20 par value,
  10,000,000 shares authorized;
  5,845,300 shares issued, 5,427,965
  shares outstanding in 1997 and 1996         1,169     1,169
Additional paid-in capital                    7,225     7,225
Net unrealized gain on investments in
 fixed maturities available for sale          4,726     1,220
Net unrealized gain on equity securities         30        25
Retained earnings                            89,909    82,857
                                            103,059    92,496
Common treasury stock, at cost, 417,335
 shares in 1997 and 1996                      (422)      (422)
     Total shareholders' equity             102,637    92,074

     Total liabilities and shareholders'
      equity                               $297,239  $287,730



(See Notes to Consolidated Financial Statements)

            FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTH PERIOD
                    ENDED September 30, 1997 AND 1996
                               (Unaudited)
            (in thousands of dollars, except per share data)

                                                    3 Months Ended
                                                      Sept. 30,
                                               1997       1996
Revenues:
 Net premiums                              $ 10,003    $ 11,025
 Net investment income                        2,080       1,815
 Earned insurance charges                     1,325       1,311
 Other                                          762         827
     Total revenues                          14,170      14,978

Benefits and expenses:
 Benefits and other expenses                  4,263       5,974
 Interest on insurance policies                 674         664
 Amortization of present value of
  future profits of acquired business         1,515       1,429
 Amortization of deferred policy
  acquisition costs                           1,234         862
 Operating expenses                           3,263       3,054
 Interest expense                               884         923
     Total benefits and expenses             11,833      12,906

Income before federal income taxes
 and equity in net earnings of
 affiliate                                    2,337       2,072

Provision for federal income taxes              231         481

Income before equity in net earnings
 of affiliate                                 2,106       1,591

Equity in net earnings of affiliate, net
 of tax                                         497         574

Net income                                 $  2,603    $  2,165


Per Share Data:
 Common stock and common stock equivalents    5,590       5,565

 Net income per share available to common
  shareholders                             $    .47    $    .39


             (See Notes to Consolidated Financial Statements)


             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE NINE MONTH PERIOD
                     ENDED September 30, 1997 AND 1996
                                (Unaudited)
             (in thousands of dollars, except per share data)

                                               9 Months Ended
                                                  Sept. 30,
                                               1997       1996
Revenues:
 Net premiums                              $ 30,284    $ 32,636
 Net investment income                        6,583       5,438
 Earned insurance charges                     3,655       4,260
 Other                                        2,091       2,731
Total revenues                               42,613      45,065

Benefits and expenses:
 Benefits and other expenses                 13,469      16,768
 Interest on insurance policies               1,944       1,679
 Amortization of present value of
  future profits of acquired business         4,589       3,902
 Amortization of deferred policy
  acquisition costs                           3,516       2,745
 Operating expenses                           9,405      10,104
 Interest expense                             2,623       2,896
     Total benefits and expenses             35,546      38,094

Income before federal income taxes
 and equity in net earnings of
 affiliate                                    7,067       6,971

Provision for federal income taxes            1,497       1,691

Income before equity in net earnings
 of affiliate                                 5,570       5,280

Equity in net earnings of affiliate, net
 of tax                                       1,482       8,279

Net income                                 $  7,052    $ 13,559


Per Share Data:
 Common stock and common stock equivalents    5,586       5,560
 Net income per share available to common
  shareholders                             $   1.26    $   2.44




             (See Notes to Consolidated Financial Statements)
             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD
                     ENDED September 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)
                                              3 Months Ended
                                                 Sept.30,
                                              1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                 $  2,603  $  2,165

Adjustments to reconcile net income to net
 cash used in operating activities:
Amortization of present value of future
 profits                                      1,515     1,429
Amortization of deferred policy acquisition
 costs                                        1,234       862
Financing costs amortized                       -0-       -0-
Equity in undistributed earnings of
 affiliate                                   (1,235)   (2,815)

Changes in assets and liabilities net of
 effects from purchase of insurance
 subsidiaries:
Decrease in accrued investment income           304       197
Increase in agent advances and
 other receivables                           (1,369)   (2,126)
Increase in due and deferred
 premiums                                      (107)     (352)
Increase in deferred policy acquisition
 costs                                       (2,092)   (2,106)
(Increase) decrease in other assets            (537)      513
Increase in policy liabilities
 and accruals                                 1,887     3,630
Decrease in other liabilities                   (48)     (542)
Increase in policy loans                        (91)     (133)
Increase in deferred federal income taxes       595       693

Other, net                                    1,125     1,860

Net cash provided by operating
 activities                                $  3,784  $  3,275

             (See Notes to Consolidated Financial Statements)

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD
                     ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)
                                              3 Months Ended
                                                 Sept.30,
                                              1997      1996
CASH FLOWS FROM INVESTING ACTIVITIES:

Investments purchased                      $(3,919)  $   (976)
Proceeds from sale and maturities of
 investments                                 5,734       (156)
Net change in short-term investments          (757)    (1,451)
Retirement of equipment                     (2,790)       -0-

Net cash provided by investing activities   (1,732)    (2,583)


CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of subordinated notes payable
 to affiliate                                   -0-       -0-
Repayment of debt                           (1,537)       -0-

Net cash used in financing activities       (1,537)       -0-

Net increase in cash                           515        692

Cash, beginning of period                      324      1,204

Cash, end of period                        $   839   $  1,896



             (See Notes to Consolidated Financial Statements)
             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTH PERIOD
                     ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)
                                              9 Months Ended
                                                 Sept.30,
                                              1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                 $  7,052  $ 13,559

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Amortization of present value of future
 profits                                      4,589     3,902
Amortization of deferred policy acquisition
 costs                                        3,516     2,745
Financing costs amortized                       -0-       168
Equity in undistributed earnings of
 affiliate                                   (3,793)  (11,244)

Changes in assets and liabilities net of
 effects from purchase of insurance
 subsidiaries:
Decrease in accrued
 investment income                              318       176
Increase in agent advances
 and other receivables                       (1,745)     (160)
Increase in due and deferred
 premiums                                      (219)     (550)
Increase in deferred policy acquisition
 costs                                       (6,284)   (6,604)
Decrease in other assets                        525       632
Increase in policy liabilities
 and accruals                                 2,862     3,073
(Decrease) increase in other liabilities     (1,344)    1,024
Increase in policy loans                       (290)     (345)
Increase in deferred federal
 income taxes                                 1,327     1,687

Other, net                                      642     1,812
Net cash provided by operating
 activities                                $  7,156  $  9,875


             (See Notes to Consolidated Financial Statements)

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTH PERIOD
                     ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)

                                              9 Months Ended
                                                 Sept. 30,
                                              1997      1996
CASH FLOWS FROM INVESTING ACTIVITIES:

Investments purchased                      $ (6,975) $ (3,735)
Proceeds from sale and maturities of
 investments                                  9,335       955
Net change in short-term investments          1,386     1,214
Purchase of equipment, net                   (5,760)   (1,315)

Net cash provided by (used in)
 investing activities                        (2,014)   (2,881)


CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of subordinated notes payable
 to affiliate                                    -0-      253

Repayment of debt                            (4,611)   (6,765)

Net cash used in financing activities        (4,611)   (6,512)

Net increase (decrease) in cash                 531       482

Cash, beginning of period                       308     1,414

Cash, end of period                        $    839  $  1,896


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

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the three and nine months ended September 30, 1997 and 1996 are as follows:


                          Three Months Ended  Three Months Ended
                          September 30, 1997  September 30, 1996


Basic earnings per share       $0.48               $0.40

Diluted earnings per share     $0.47               $0.39


                          Nine Months Ended   Nine Months Ended
                          September 30, 1997  September 30, 1996


Basic earnings per share       $1.30               $2.50

Diluted earnings per share     $1.26               $2.44







Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operation:


For the nine-month period ended September 30, 1997, FIC's net income was $7,052,000 (or $1.26 per common share), as compared to $13,559,000 (or $2.44 per common share) in the first nine months of 1996. The net income per share for the 1996 period has been restated to reflect the effect of the five-for-one stock split which was effective November 12, 1996.

Net income from continuing operations (excluding the gain resulting from ILCO's sale of the Austin Centre, as described below) was $7,052,000 ($1.26 per common share) for the nine-month period ended September 30, 1997, as compared to $6,889,000 ($1.24 per common share) for the first nine months of 1996.

FIC's net income is affected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the nine-month period ended September 30, 1996 includes $6.67 million ($1.20 per common share) resulting from ILCO's sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The sale was completed by Investors Life Insurance Company of North America ("Investors-NA"), a wholly-owned subsidiary of ILCO. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce ILCO's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company and its affiliates will continue to occupy space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997. In May 1997, the Investors-NA renewed the lease, for a 5-year period, with options to renew for additional 5-year periods.

The statutory earnings of Family Life Insurance Company ("Family Life"), the Company's life insurance subsidiary, as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $10.7 million at September 30, 1997, as compared to $8.6 million at September 30, 1996. These statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

The decline in long-term interest rates during the first nine months of 1997, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the Company's portfolio. As of September 30, 1997, the market value of the fixed maturities available for sale segment was $82.08 million as compared to an amortized value of $79.93 million, or an unrealized gain of $2.15 million. Such increase reflects unrealized gains on such investments. There is no assurance that this gain will be realized in the future. The net of tax effect of this increase has been recorded as an increase in shareholders' equity.

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



         Equity in Net Income of InterContinental Life Corporation

General:

Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. For the nine-month period ended September 30, 1997, the Company's equity in the net earnings of ILCO, net of federal income tax, was $1,482,000, as compared to $8,279,000 for the first nine months of 1996. For the 1996 period, the equity in net earnings of affiliate includes $6,670,000 attributable to ILCO's net income resulting from the sale of the Austin Centre property.

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

The decline in long-term interest rates during the first nine months of 1997, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of ILCO's investment portfolio. As of September 30, 1997, the market value of the fixed maturities available for sale segment was $460.6 million as compared to an amortized cost of $448.5 million, or an unrealized gain of $12.1 million. Such increase reflects unrealized gains on such investments. Since FIC owns approximately 46% of the common stock of ILCO, such unrealized gains net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of increasing the reported value of such equity interest by approximately $3.6 million.

Liquidity and Capital Resources of ILCO:

ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries, InterContinental Life Insurance Company ("ILIC") and, since February, 1995, Investors-IN. ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies and the 1995 acquisition of Investors-IN. As of December 31, 1996, the outstanding principal balance of the ILCO's senior loan obligations was $24.9 million. ILCO made scheduled principal payments under its senior loan on January 1, 1997 and July 1, 1997, reducing the principal balance to $18.4 million at September 30, 1997.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of September 30, 1997, the outstanding principal balance of the surplus debentures was $5.0 million and $26.5 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1997, the statutory capital and surplus of Investors-NA was $54.3 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of September 30, 1997, Investors-NA had earned surplus of $9.4 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

ILIC is domiciled in the State of New Jersey. Under the New Jersey insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Any dividend must be paid from earned surplus. A proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year, is treated as an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. ILIC had earned surplus of $5.0 million at September 30, 1997.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $7.4 million at September 30, 1997.


The Form 10-Qs of ILCO for the nine-month periods years ended September 30, 1997 and September 30, 1996, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                           Results of Operations

For the nine-month period ended September 30, 1997, FIC's income from operations, before federal income tax and equity in net earnings of affiliate, was $7,067,000 (on revenues of $42,613,000), as compared to $6,971,000 (on revenues of $45,065,000) in the first nine months of 1996.

Premiums for the first nine months of 1997, net of reinsurance ceded, were $30.3 million, as compared to $32.6 million in the
first nine months of 1996.   Policyholder benefits and expenses
were $13.5 million in the 1997 period, as compared to $16.8 million in the first nine months of 1996.

                      Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO.
FIC's primary sources of capital consists of cash flow from operations of its subsidiaries .

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of September 30, 1997, the outstanding balance of such indebtedness was $55.3 million on the Subordinated Notes granted by Investors-NA. On April 17, 1996, the Senior Loan granted by a group of banks was completely paid off.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor").
However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1997, the statutory capital and surplus of Family Life was $26.7 million, an amount substantially
in excess of the surplus floor.   As of September 30, 1997, the
principal balance of the Surplus Debenture was $33.9 million.
The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.


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

FIC's net cash flow provided by operating activities was $7.2 million in the first nine months of 1997, as compared to $9.9 million in the first nine months of 1996. Net cash flow used in financing activities was $4.6 million in the 1997 period, as compared to $6.5 million in the first nine months of 1996.

In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly- owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan and the repayment of the ILCO Subordinated Loans, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to the ILCO Senior Loan, with an outstanding balance at September 30, 1997 of $18.4 million.

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

                                Investments

As of September 30, 1997, the Company's investment assets totaled
$108.9 million, as compared to $111.7 million as of December 31, 1996.

The level of short-term investments at September 30, 1997 was $24.2 million, as compared to $25.6 million as of December 31, 1996. The fixed maturities available for sale portion represents $82.08 million of investment assets as of September 30, 1997, as compared to $83.83 million at December 31, 1996. The amortized cost of fixed maturities available for sale as of September 30, 1997 was $79.93 million representing a net unrealized gain of $2.15 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of September 30, 1997, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

Family Life Insurance Company, an indirect, wholly-owned subsidiary of FIC, is the owner and developer of a 7.1 acre tract in Austin, Texas, adjacent to the 20-acre Bridgepoint Square Offices site being developed by a subsidiary of ILCO. The site was purchased by Family Life in May 1996, for $1.3 million. In January, 1997, Family Life began construction on a four-story office building, with rentable space of approximately 76,793 square feet, and a parking garage with 350 parking spaces. The projected completion date is November, 1997. Upon completion of the project, the investment of Family Life will be approximately $11.7 million, including the cost of the land. The building is fully leased to a third party.

                           Year 2000 Compliance

The Company and its subsidiaries utilize a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations. The software programs used in connection with these systems will be affected by what is referred to as the "year 2000 date problem". This refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information as the year 2000 approaches. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

The Company has evaluated its centralized computer systems and has developed a plan to reach year 2000 compliance. A central feature of the plan is to convert most of the centralized systems to a common system which is already in compliance with year 2000 requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000.

With respect to non-centralized systems (i.e. desktop computers), the Company anticipates that updated software releases will be commercially available well in advance of the year 2000. Accordingly, to the extent that such systems rely on date sensitive information, the Company expects that the effort needed to correct for year 2000 problems will be less time intensive than the effort needed to achieve compliance for its centralized systems.


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

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 as of the quarters ended September, 30, 1997 and 1996 are as follows:


                               Nine Months Ended       Nine Months Ended
                               September, 30, 1997     September 30, 1996

Basic earnings per share         $1.30                      $2.50
Diluted earnings per share       $1.26                      $2.44

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





                             FINANCIAL INDUSTRIES CORPORATION



                              /s/ James Grace
                                  James M. Grace
                                  Treasurer



Date: November 14, 1997