Form 10-K
period 1997-12-31
FINANCIAL INDUSTRIES CORP
filed 1998-03-30
CIK 35733

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K


(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 16, 1998, based on the closing sales price in The Nasdaq Small-Cap Market ($18.75 per share), was $62,757,563.

The number of shares outstanding of Registrant's common stock on March 16, 1998 was 5,427,965.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

     A. Reports on Form 10-K of InterContinental Life Corporation for the fiscal years ended December 31, 1997, 1996 and 1995 are hereby incorporated by reference.



                                  PART I

Item 1. Business

General

Financial Industries Corporation ("FIC", the "Company" or the "Registrant") is a holding company primarily engaged in the life insurance business through its ownership of 100% of Family Life Insurance Company ("Family Life") and its approximately 45.40% interest in InterContinental Life Corporation ("ILCO"). FIC also holds options to acquire additional shares, which, if exercised, would result in FIC owning approximately 60.80% of ILCO's outstanding shares. FIC s options remain in effect as long as FIC guarantees certain indebtedness of ILCO (see "Acquisition of ILCO").

The Registrant was organized as an Ohio corporation in 1968 and was reincorporated in Texas in 1980. Its executive offices are located at 701 Brazos, Suite 1400, Austin, Texas 78701. Through 1984, FIC's principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. In 1985, FIC acquired control of ILCO.

FIC, ILCO and their insurance subsidiaries have substantially identical managements. Officers allocate their time between FIC and ILCO in accordance with the comparative requirements of both companies and their subsidiaries. Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries, is the owner, directly and beneficially, of approximately 34% of the outstanding shares of FIC's common stock.

Acquisitions

Strategy. The Company's strategy has been and continues to be to grow internally and through acquisitions, while maintaining an emphasis on cost controls. Management believes that, under appropriate circumstances, it is more advantageous to acquire companies with books of in-force life insurance than to produce new business, because initial underwriting costs have already been incurred and mature business is generally less likely to terminate, making possible more predictable profit analysis. However, Family Life does continue to market those products that are profitable, as well as develop new products and streamline distribution channels. See "Agency Operations". It is also management's belief that the continuing consolidation in the life insurance industry presents attractive opportunities for the Company to acquire life insurance companies that complement or fit within the Company's existing marketing structure and product lines. The Company's objective is to improve the profitability of acquired businesses by consolidating and streamlining the administrative functions of these businesses, eliminating unprofitable products and distribution channels, applying its marketing expertise to the acquired company's markets and agents, and benefitting from economies of scale. FIC's ability to make future acquisitions will be dependent on its being able to obtain the necessary financing. In addition, since ILCO has the same acquisition strategy as FIC, a conflict of interest could arise in the future between FIC and ILCO with respect to acquisition opportunities.

Acquisition of ILCO. In January 1985, FIC acquired 26.53% of ILCO's Common Stock. FIC and Family Life subsequently acquired additional shares of ILCO's Common Stock and as of March 16, 1998, FIC owned, directly and indirectly through Family Life, approximately 45.40% of the outstanding shares of ILCO's Common Stock. FIC holds options to acquire up to 1,702,155 additional shares of ILCO's Common Stock. Giving effect to the exercise of those options, FIC would own, directly and indirectly through Family Life, approximately 60.80% of the outstanding shares of ILCO's Common Stock. The exercise price of the options is equal to the average quoted market price of ILCO's common stock over the six-month period immediately prior to exercise. In addition, in the event that any other party should seek to acquire, without the prior approval of ILCO's Board of Directors, securities aggregating five percent or more of the outstanding shares of ILCO, FIC would then have the right to acquire, under the same price formula, that number of shares of common stock which together with the shares then owned by FIC, would amount to 51% of the outstanding shares of ILCO. The consideration for the options was FIC's granting to ILCO a loan in the principal amount of $1.2 million, FIC's agreement to guarantee additional ILCO obligations totaling $4.0 million and FIC's agreement to guarantee ILCO's lease obligation on its headquarters building upon demand. In addition, FIC guaranteed a
$15.0 million term loan of ILCO.   As described under the heading
 ILCO s Acquisitions , the current Senior Loan of ILCO is scheduled to be fully repaid on October 1, 1998. Accordingly, unless ILCO s Senior Loan is extended, or ILCO otherwise incurs indebtedness which is guaranteed by FIC, FIC s rights under the 1986 option agreement would expire on October 1, 1998.

Acquisition of Family Life. FIC acquired Family Life from Merrill Lynch Insurance Group, Inc. on June 12, 1991. The consideration for the purchase was $114 million consisting of a cash payment of $70 million and $44 million of subordinated promissory notes issued by subsidiaries of FIC to the seller and its affiliates. Family Life s primary business is the underwriting and sale of mortgage protection life insurance to customers who are mortgage borrowers from financial institutions where Family Life has marketing relationships. Family Life distributes its insurance products primarily through a national career agency sales force. See "Business of Family Life Insurance Company".


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

In February, 1995, ILCO, through Investors-NA, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million. After the acquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors-Indiana"). Investors-Indiana is licensed in ten states and markets a variety of individual life and annuity products through independent agents.

On July 9, 1997, ILCO and Investors-Indiana acquired State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for an adjusted cash purchase
price of $11.8 million.   In connection with this transaction, the
bank group participating in the Senior Loan agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral resulted in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life was merged into Investors-Indiana.

In December, 1997, ILIC transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 44 states. As of December 31, 1997, it had assets of $153.8 million and capital and surplus of $23.1 million.


Business of Family Life Insurance Company

Family Life, which was organized in the State of Washington in 1949, specializes in providing mortgage protection life, disability and accidental death insurance and annuity products to mortgage borrowers of financial institutions. Family Life has policies in force with customers of approximately 329 financial institutions, of which approximately 69 actively provide Family Life with regular updating of their lists of borrowers.

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

During 1997, 1996 and 1995, Family Life received statutory premium income from sales of its annuity products and various lines of insurance as follows: $0.1, $0.2 million and $3.8, respectively, from annuity products; $45.6, $48.3 million and $51.5 million, respectively, from individual life; $0.3, $1.0 million and $1.2 million, respectively, from individual accident and health; $416,870, $469,327 and $483,373, respectively, from group life and $198,911, $238,128 and $289,749, respectively, from group accident and health.

Family Life is licensed to sell mortgage life insurance products in 49 states and the District of Columbia. In 1997, premium income from these products was derived from all states in which Family Life is licensed, with significant amounts derived from Texas (25%), California (23%), and Florida (5%).

Family Life's primary distribution channel is its agency force of approximately 645 career agents (at December 31, 1997), who are organized into 13 regions. Most of the career agents sell mortgage life insurance products exclusively for Family Life. The mortgage life insurance business is very fragmented. Family Life believes that it is among the larger writers of agent sold mortgage life insurance in the United States and the only nation-wide agent-sold life insurance company operating through leads from financial institutions. Many of Family Life's competitors are life insurance companies with more resources than Family Life and whose mortgage life insurance business represents only a small portion of their total business.

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

At December 31, 1997, the number of employees within FIC and its subsidiaries, together with the employees of ILCO's insurance subsidiaries, was approximately 326.

               Business of InterContinental Life Corporation

ILCO was incorporated in 1969 under the laws of New Jersey. In
June, 1997, ILCO transferred its domicile to the State of Texas.
Its executive office is located at 701 Brazos, Suite 1400, Austin,
Texas 78701.

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

ILCO's centralized management techniques resulted in significant employee reductions and expense savings in the three life insurance companies acquired by ILCO in 1986 and 1988. During 1997, the general insurance expenses of ILCO's insurance subsidiaries were $15,574,265, as compared to $12,008,163 in 1996 and $13,737,883 in
1995. The increase in 1997, as compared to 1996, resulted primarily from expenses incurred in connection with ILCO's acquisition of State Auto Life in July, 1997 and expenses related to the modification of data processing systems for Y2K compliance. Management is committed to maintaining the general insurance expenses of ILCO's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

Principal Products. ILCO's insurance subsidiaries are engaged primarily in administering existing portfolios of individual life insurance and accident and health insurance policies and annuity products. Approximately 84.7% of the total collected premiums for 1997 were derived primarily from renewal premiums on insurance policies and annuity products sold by ILCO's insurance subsidiaries prior to their acquisition by ILCO.

ILCO's insurance subsidiaries are also engaged in marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. These products are marketed through independent, non-exclusive general agents.

The products currently being distributed by ILCO s life subsidiaries include several versions of universal life insurance and interest-sensitive whole life insurance. Under a whole life insurance policy, the policyholder pays a level premium over his or her expected lifetime. The policy combines life insurance protection with a savings plan that gradually increases in amount over a period of several years. The universal and interest-sensitive whole life insurance policies of ILCO's insurance subsidiaries provide permanent life insurance which
credit company-declared current interest rates.   The universal
life insurance portfolio of ILCO's insurance subsidiaries consists primarily of flexible premium universal life insurance policies. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the date of payment and frequency of payments.

Direct statutory premiums received from all types of universal life products were $40.6 million in 1997, as compared to $40.6 million in 1996 and $42.3 million in 1995. Investors-NA received reinsurance premiums from Family Life of $1.8 million in 1997, pursuant to the reinsurance agreement for universal life products written by Family Life. In 1996, premium income from all life insurance products was derived from all states in which ILCO's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), Ohio(9.0%)and New Jersey (8.0%).

Two of ILCO's insurance subsidiaries receive premium income from health insurance policies. In 1997, premium income from all health insurance policies was $0.9 in 1997 and 1996 as compared to $1.1 million in 1995.

In December, 1997, ILCO s life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health and disability income insurance policies were assumed by a third party reinsurer. The transfer is effective as of July 1, 1997. The decision to dispose of this book of business was based on ILCO s analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of ILCO s subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the ILCO subsidiaries was $6,327,504. In addition to the transfer of reserves, ILCO s life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums for ILCO s life subsidiaries.

Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment
Management, Inc.   Prior to April, 1995, the underlying investment
vehicle for the variable annuity contracts was the CIGNA Annuity Funds Group. A substitution of the Putnam Fund for the CIGNA Funds was completed in April, 1995. The plan of substitution was approved by the Securities and Exchange Commission. Following such approval, the plan was submitted to policyholders for approval, which was obtained. As of December 31, 1997, the assets held in the separate account were $50,806,145. During 1997, the premium income realized in connection with these variable annuity policies was $172,660, which was received from existing contract owners.

Investors-NA also maintains a closed variable annuity separate account, with approximately $22.3 million of assets as of December 31, 1997. The separate account was closed to new purchases in 1981, as a result of an IRS ruling which adversely affected the status of variable annuity separate account which invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

During 1997, ILCO s life company subsidiaries expanded their marketing efforts in the fixed annuity market. Direct deposits from the sale of fixed annuity products were $3,499,000 in 1997, as compared to $1,741,000 in 1996, and $2,169,000 in 1995. Investors-
NA also received reinsurance premiums from Family Life of $3,259,410 in 1997, pursuant to a reinsurance agreement for annuity products between Investors-NA and Family Life Insurance Company.

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

In December, 1997, ILIC transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 44 states. As of December 31, 1997, it had assets of $153.8 million and capital and surplus of $23.1 million.

ILCO s management believes that these acquisitions and consolidations have caused a reduction in expense and have further strengthened the financial condition of the combined companies.

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

The investment objective of Family Life and ILCO's insurance subsidiaries emphasizes the selection of short to medium term, high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. At December 31, 1997, only 0.9% of ILCO's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 0.7% of ILCO's total assets at December 31, 1997. ILCO had investments in debt securities of affiliated companies aggregating approximately $53.8 million as of December 31, 1997. Family Life does not have investments in mortgage loans, real estate, non-investment grade debt securities or affiliates' debt securities.

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $38.9 million and $287.7 million, respectively, and mortgage-backed pass-through securities of $6.4 million and $42.9 million, respectively, at December 31, 1997. Mortgage-backed pass-through securities, sequential CMO's, support bonds and z-accrual bonds, which comprised approximately 39.2% of the book value of FIC's mortgage-backed securities and 47.6% of the book value of ILCO's mortgage-backed securities at December 31, 1997, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At December 31, 1997, PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 60.8% of the book value of FIC's mortgage-backed securities and approximately 49.9% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 22.8% of the book value of FIC's mortgage-backed securities and approximately 29.5% of the book value of ILCO's mortgage-backed securities at December 31, 1997.
In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. FIC does not have any z-accrual bonds, and those bonds constituted only 3.1% of the book value of ILCO's mortgage-backed securities at December 31, 1997. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Neither FIC nor ILCO made additional investments in CMOs during 1997, and the current investment objectives of both FIC and ILCO do not contemplate additions to the portfolio of CMO investments during 1998.

FIC and ILCO do not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

ILCO and FIC do not make new mortgage loans on commercial properties. Substantially all of ILCO's mortgage loans were made by its subsidiaries prior to their acquisition by ILCO. At December 31, 1997, 0.75% of the total book value of mortgage loans held by ILCO had defaulted as to principal or interest for more than 90 days, and none of ILCO's mortgage loans were in foreclosure. During 1997, none of ILCO's mortgage loans were converted to foreclosed real estate or were restructured while ILCO owned them. Family Life does not have any mortgage loans.

Another key element of FIC's and ILCO's investment strategy is to avoid large exposure in other investment categories which management believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 0.49% of ILCO's invested assets and none of FIC's invested assets at December 31, 1997.

A subsidiary of ILCO, Investors-NA, was the owner and developer of Bridgepoint Square Offices. Following the completion of the construction, the project consisted of four office buildings, with a total rentable space of approximately 364,000 square feet, and two parking garages. Investors-NA purchased the 20 acre tract of land for this complex in January, 1995. At that time, the tract included one completed and fully leased office building, an adjacent parking garage, and sites for three more office buildings and another parking garage. Investors-NA completed construction of the three remaining office buildings and parking garage in 1997.See
Item 2. Properties.

In May 1996, Family Life Insurance Company ("FLIC"), an indirect, 100% owned subsidiary of FIC, purchased a 7.1 acre tract adjacent to the original Bridgepoint Square tract. This second tract contained one building site and one garage site. In January, 1997, FLIC began construction on a four-story office building, with rentable space of approximately 76,793 square feet, and the parking garage, with 350 parking spaces. In May, 1997, the entire rentable space in the building was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997.

In November, 1997, Investors-NA and Family Life entered into a sale agreement with an independent third party for the sale of their respective interests in Bridgepoint Square Offices. The transaction, which closed on December 5,1997, was for an aggregate price of $78 million. The sale resulted in a net pre-tax profit to Investors-NA of approximately $14.3 million, and a net pre-tax profit to Family Life of approximately $4.5 million. See Item 2. Properties.

FIC and ILCO have established and staffed an investment department, which manages portfolio investments and investment accounting functions for their life insurance subsidiaries.

                             Agency Operations

The products of FIC's and ILCO's insurance subsidiaries are marketed and sold through two divisions:

A.   Investors Life Distribution System

The Investors Life Distribution System sells a wide range of life insurance and annuity products through an independent, non-exclusive general agent sales distribution system. The products sold are issued by subsidiary companies of ILCO.

All marketing and sales for the Company are directed by the Executive Vice President of Marketing and Sales. The Vice
President for Investors Sales directs Regional Vice Presidents who are responsible for the recruitment of general agents and managing general agents for individual insurance sales in the Investors Life Distribution System.

B.   Family Life Distribution System

This nationwide system sells Family Life's products through an exclusive agent force. This agent force sells mortgage protection life insurance and annuity products. The products are sold primarily to middle-income customers of client financial institutions, usually through a list of borrowers provided by the financial institution. Family Life works closely with the financial institutions to maintain and insure that Family Life lead systems, which had been built from the loan portfolios of each active financial institution, operate at a level that favors both parties. Family Life agents make courtesy calls to borrowers of the financial institutions which are active on the Family Life lead system to offer the borrower the opportunity to purchase mortgage protection insurance (term, universal or whole life insurance products).

Sales and Marketing for Family Life is directed by the Executive Vice President of Marketing and Sales. Reporting to the Executive Vice President, the Senior Vice President of Marketing heads the Family Life marketing organization which is focused on the development and maintenance of contractual agreements with the financial institutions which provide referrals to, and collect monthly premiums from, their borrowers for Family Life insurance plans. The Senior Vice President for Family Life Sales directs nine Regional Vice Presidents. The Family Life distribution system consists of 156 District Sales Managers, and 489 active career agents.

Data Processing

Pursuant to a data processing agreement with a major service company, the data processing needs of FIC's and ILCO's insurance subsidiaries were provided at a central location until November 30, 1994. Since December, 1994, all of those data processing needs have been provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a new subsidiary of FIC. See Item 13.- Certain Relationships and Related Transactions with Management.

As the provider of data processing for the Company and its subsidiaries and affiliates, FIC Computer Services, Inc. utilizes a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations. The software programs used by these systems will be affected by what is referred to as the "Year 2000 problem" or "Y2K problem". This refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information as the year 2000 approaches. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

In response to the potential operations and policy administration problems caused by the computer calendar change on January 1, 2000, the management of the Company instructed FIC Computer Services, Inc. to analyze its system capabilities and the operational requirements of the Company and its respective subsidiaries and affiliates with respect to the Y2K problem. In 1996, FIC Computer Services, Inc. conducted the analysis of all of the Company's systems. After reviewing that analysis, the Company determined that a plan should be devised to prevent the data processing errors that may be encountered due to the Y2K problem. In November, 1996, a three-year plan outlining a proposed solution (the "Plan") was established and approved by the Company to ensure that all of the data processing systems would be Y2K compliant or converted onto Y2K compliant systems. The Company began the major work under this Plan in 1997 and it is scheduled to be completed by the Fall of 1999.

The Company established this Plan because FIC Computer Services, Inc.'s analysis revealed that those systems that are not converted or modified into Y2K compliant systems, may produce policy administration errors as a result of the calendar change, requiring that the life insurance subsidiaries manually administer those policies. This would result in a material increase in administrative costs incurred by the life insurance subsidiaries of both ILCO and FIC.

The Company's analysis also indicated that, in addition to potential policy administration errors in the life insurance subsidiaries, any machine which contains a microchip is subject to error due to the Y2K problem. Such an occurrence could not only create errors in the Company's internal systems, but those of the Company's suppliers and service providers. In order to prepare for this contingency, the Plan called for the acquisition of new mainframe hardware and software, and the modification and conversion of our telephones, voice mail and desk-top personal computers.

Additionally, the Company is developing a strategy for obtaining assurances from its various suppliers and service providers. In furtherance of this strategy, the Company is creating questionnaires which it will forward to its suppliers and service providers regarding the Y2K problem. The questionnaire will request information regarding that particular supplier's or service provider's awareness of the Y2K problem, its impact on their operations, and their plan for addressing any problems as they relate to that supplier's or service provider's performance of their contractual obligations to the Company and its subsidiaries.

The Plan calls for an upgrade of the Family Life's administrative systems by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant. The administrative systems which are not modified will be converted onto the Company's CK/4 System; a system designed to be Y2K compliant according to the representations of the vendor.

Under the Plan, FIC Computer Services, Inc. will utilize its own personnel, acquire Y2K compliant operating software, and engage the assistance of outside consultants to facilitate the systems conversions and modifications. FIC has budgeted approximately $330,000 for implementation of the Plan. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear at later dates, the Company will utilize the staff of FIC Computer Services, Inc. to identify and resolve such issues as and if they arise.

In order to continuously evaluate the effectiveness of the modifications and conversions made to the various systems, FIC Computer Services, Inc. has acquired testing software to simulate dates on or after January 1, 2000. Additionally, FIC Computer Services, Inc. runs the systems through model office cycles and also conducts visual inspections of screen displays to determine whether the systems are functioning in a Y2K compliant manner.

A material number of policies administered by Family Life, will be modified rather than converted. The modification of the PMS system (administering approximately 122,000 policies for Family Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 21,400 policies for Family Life) is scheduled for completion at the end of September, 1999.

A non-material number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 49,280 policies for Investors-
NA) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 17,285 policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the Lifecomm-B system which is responsible for the 33,375 policies assumed after the acquisition of State Auto Life is also scheduled for completion in April, 1999. The conversion of the Lifecomm-A system (administering approximately 65,266 policies for Investors-NA) is now scheduled for completion in September of 1999.

The various software applications described above are licensed to the Company or its affiliates under agreements which permit the Company's and ILCO's subsidiaries to process business on its computer systems utilizing such software.

In 1997, FIC Computer Services, Inc. purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. FIC Computer Services, Inc. will be testing this hardware and software in 1998. The telephone system has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

With respect to non-centralized systems(i.e., desktop computers), the Company anticipates that updated software releases will be commercially available well in advance of the year 2000. Accordingly, to the extent that such systems rely on date sensitive information, the Company expects that the effort needed to correct for Y2K problems will be less time intensive than the effort needed to achieve compliance for its centralized


                                Competition

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

Reinsurance and Reserves

In accordance with general practices in the insurance industry, Family Life and ILCO's insurance subsidiaries limit the maximum net losses that may arise from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained by Family Life and the ILCO subsidiaries with the excess being ceded to a reinsurer at a premium set forth in a schedule based upon the age and risk classification of the insured. The reinsurance treaties provide for allowances that help Family Life and ILCO's insurance subsidiaries offset the expense of writing new business. Family Life generally retains the first $200,000 of risk on the life of any one individual. Investors-IN generally retains the first $60,000 to $100,000 of risk on the life of any individual, depending on the type of coverage being written. Investors-NA generally retains the first $250,000 of risk on the life of any individual.

As discussed above (see Principal Products ), in December, 1997, FLIC and ILCO s life insurance subsidiary entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health and disability income policies were assumed by a third party reinsurer. In connection with the transaction, the total amount of net reserves transferred by the FLIC was $852,688. In addition to the transfer of reserves, FLIC paid the reinsurer $100,000 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the accident and health business generated approximately $735,000 in annualized premiums.

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

Although reinsurance does not eliminate the exposure of FIC's and ILCO's insurance subsidiaries to losses from risks insured, the net liability of such subsidiaries will be limited to the portion of the risk retained, provided that the reinsurers meet their contractual obligations.

ILCO's insurance subsidiaries and Family Life carry reserves on their books to meet future obligations under their outstanding insurance policies. Such reserves are believed to be sufficient to meet policy obligations as they mature and are calculated using assumptions for interest, mortality, expenses and withdrawals in effect at the time the policies were issued.

                        Acquisition of Family Life

In June, 1991 FIC purchased Family Life, a State of Washington based life insurance corporation, from Merrill Lynch Insurance Group, Inc. ("Merrill Lynch"). The business of Family Life, as reconstituted for sale, consists principally of the underwriting and sale of life insurance to mortgage borrowers through lending institutions.

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

On July 30, 1993, the Merrill Lynch Subordinated Loans were prepaid. $38 million plus accrued interest was paid to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the Merrill Lynch Subordinated Loans was new subordinated loans totaling $34.5 million that were obtained from Investors-NA. See "The Family Life Refinancing."

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

As of December 31, 1997 the outstanding principal balance of the Investors Life Subordinated Loans, including the loans made by Investors-NA in 1993 was $53,792,485.

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

The primary source of the funds used to prepay the Merrill Lynch Subordinated Loans was new subordinated loans totaling $34.5 million that were obtained from Investors-NA. Prior to the 1996 amendments described below, the principal amount of the new subordinated debt was payable in four equal annual installments in 2000, 2001, 2002 and 2003. The interest rate is 9%. The other terms of the 1993 notes are substantially the same as those of the $22.5 million subordinated loan that Investors-NA had previously made to FLC and that continue to be outstanding.

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


ILCO's Senior Loan

FIC guarantees ILCO's Senior Loan that was the source of funds used for the acquisition of Investors-NA and Investors-CA. The current Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility are substantially the same as the terms and provisions of the 1988 Senior Loan. The average interest rate paid by ILCO on its Senior Loan was approximately 8.63% during 1995, 7.76% during 1996 and 7.68% during 1997. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan.

In February, 1995, ILCO borrowed an additional $15 million under the Senior Loan to help finance the acquisition of Meridian Life Insurance Company, and the maturity date of the Senior Loan was further extended to July 1, 1999. As of December 31, 1995, the outstanding principal balance of ILCO's Senior Loan obligations was $59.4 million. In January, 1996, ILCO made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, ILCO made the scheduled payments for April 1st and July 1st, totaling $9 million. At that same time, ILCO made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made, which resulted in advancing the scheduled payoff date of the Senior Loan to April 1, 1998. In July, 1996, ILCO made the principal payment for October 1st ($4.5 million), plus an optional principal payment of $0.5 million. In connection with ILCO's acquisition of State Auto Life Insurance Company in July, 1997, ILCO's Senior Loan agreement was modified to extend the maturity date to October 1, 1998.

ILCO's Senior Loan bears interest, at the option of ILCO, at a rate per annum equal to (i) the Alternate Base Rate (as defined below) plus the Applicable Margin (as defined below), or (ii) LIBOR (adjusted for reserves) for interest periods of 1, 2, 3 or 6 months plus the Applicable Margin. LIBOR is London Inter-Bank Offered Rates. The Alternate Base Rate for any day is the higher of (a) the agent bank's corporate base rate as announced from time to time and
(b) the federal funds rate as published by the Federal Reserve Bank of New York plus 0.5%. The Applicable Margin, depending on the outstanding principal balance of the Senior Loan, ranges from 0.5% to 1.25% for loans that bear interest based upon the Alternate Base Rate and from 1.75% to 2.5% for loans that bear interest based upon LIBOR. The initial Applicable Margin for Alternate Base Rate loans is 1.25% and the initial Applicable Margin for LIBOR loans is 2.5%.

The obligations of ILCO under the Senior Loan are secured by: (1) all of the outstanding shares of stock of Investors-NA, (2) a $15,000,000 surplus debenture of Investors-NA payable to ILCO, which had an outstanding principal balance of $5,206,224 as of December 31, 1997 and (3) a $140,000,000 surplus debenture of Investors-NA payable to ILCO, which had an outstanding principal balance of $22,590,000 as of December 31, 1997. The obligations of ILCO under the Senior Loan are guaranteed by FIC.

The ILCO Senior Loan prohibits the payment by ILCO of cash dividends on its common stock and contains covenants, including restrictive covenants that impose limitations on ILCO's and its subsidiaries' ability to, among other things: (i) make investments;
(ii) create or incur additional debt; (iii) engage in businesses other than their present and related businesses; (iv) create or incur additional liens; (v) incur contingent obligations; (vi) dispose of assets, (vii) enter into transactions with affiliated companies; and (viii) make capital expenditures; and various financial covenants, including covenants requiring the maintenance of a minimum cash flow coverage ratio, minimum consolidated net worth and minimum statutory surplus of subsidiaries, and a minimum ratio (360%) of (i) the sum of the statutory capital and surplus, the asset valuation reserve and one-half of the dividend liability pertaining to participating policies of each insurance company subsidiary to (ii) its respective Authorized Control Level RBC (see "Regulation").

The ILCO Senior Loan specifies events of default, including, but not limited to, failure to pay amounts under the Senior Loan documents when due; defaults or violation of covenants under other indebtedness; defaults under the loans made by Investors-NA to subsidiaries of FIC; the loss of any license of an insurance subsidiary of ILCO which would have a material adverse effect on ILCO; defaults under the FIC guaranty agreement; changes in ownership or control of FIC or ILCO by its controlling person, Roy
F. Mitte, or in ILCO by FIC; and the occurrence of certain events of bankruptcy. If Mr. Mitte ceases to control the management of ILCO solely by reason of (i) his death or (ii) his permanent inability to perform his usual and customary duties on a full-time basis on behalf of ILCO and FIC as the result of physical or mental infirmity, a default will occur, and the banks holding in the aggregate at least 66 2/3% of the outstanding balance of the Senior Loan may, on or after 180 days after the date on which such default occurs, declare the Senior Loan immediately due and payable. Mr. Mitte's ability to communicate and his mobility are impaired as a result of a stroke he suffered in May 1991. However, Mr. Mitte continues to control the management of ILCO and FIC, and Mr. Mitte's impairments did not constitute a default under the ILCO Senior Loan. See Item 10(b)-Executive Officers of the Registrant.

The principal balance of the ILCO Senior Loan was $10.96 million as of December 31, 1997.

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

These laws and regulations require Family Life and ILCO's insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. The insurance laws and regulations of the domiciliary states of FIC's and ILCO's insurance subsidiaries require that such subsidiaries be examined at specified intervals. Family Life is domiciled in the State of Washington. Investors-NA and Investors-IN are domiciled in the states of Washington and Indiana, respectively. In December 1992, Investors-NA redomesticated from Pennsylvania to Washington, and Investors-CA merged into Investors-NA. In June, 1993, Standard Life merged into Investors-NA. Prior to December, 1997, Investors-IN was domiciled in the State of New Jersey. In December, 1997, Investors-IN transferred its domicile to the State of Indiana.

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

Calculations using the NAIC formula and the statutory financial statements of Family Life and ILCO's insurance subsidiaries as of December 31, 1997 indicate that the Total Adjusted Capital of each of FIC's and ILCO's insurance subsidiaries is above 680% of its respective Authorized Control Level RBC.

Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. The net amounts of such assessments for Family Life and ILCO's insurance subsidiaries were approximately $16,441 and $70,253 , respectively, in the year ended December 31, 1997. Those amounts are net of the amounts that can be offset against future premium taxes and, in the case of Family Life, the amount is also net of the amount that can be recovered from Merrill Lynch pursuant to the Stock Purchase Agreement between FIC and Merrill Lynch. See "Acquisition of Family Life." The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of FIC and ILCO.

Surplus Debentures and Dividends. The principal sources of cash for FLC to make payments of principal and interest on the Family Life Senior Loan are payments under the surplus debenture of Family Life Insurance Company (a Washington-domiciled insurer) and dividends paid by Family Life . Under current Washington law, any proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is an "extraordinary dividend" and may not be paid until either it has been approved, or a 60-day waiting period shall have passed during which it has not been disapproved, by the Washington Insurance Commissioner. Effective July 25, 1993, Washington amended its insurance code to retain the above-described "greater of" standard for dividends, but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not presently permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Family Life to make principal and interest payments under the surplus debenture is not affected.

Principal and interest payments on the surplus debenture have provided sufficient funds to meet debt service obligations of FLC. Under the provisions of the surplus debenture and current law, Family Life can pay interest and principal on the surplus debenture without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to the payment of interest or principal on the surplus debenture, the statutory capital and surplus of Family Life exceeds 6% of its assets. Pursuant to the surplus debenture, Family Life paid principal and interest in 1995, 1996 and 1997 totaling $16,052,400, $13,526,338 and $11,903,287, respectively. Family Life does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debenture in accordance with an agreement between Family Life and the Department. The Company does not anticipate that Family Life will have any difficulty in making principal and interest payments on the surplus debenture in the amounts necessary to enable FLC to service its indebtedness for the foreseeable future.

Valuation Reserves. Commencing in 1992, the Mandatory Securities Valuation Reserve ("MSVR") required by the NAIC for life insurance companies was replaced by a mandatory Asset Valuation Reserve ("AVR") which is expanded to cover mortgage loans, real estate and other investments. During 1997, a change in the NAIC's AVR procedures resulted in a one-time reduction in the amount of the reserves held by Family Life, with a corresponding one-time increase in the amount of surplus, in the amount of $320,000. A new mandatory Interest Maintenance Reserve ("IMR"), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income, is also effective for 1992. Previously, realized capital gains attributable to interest rate changes were credited to the MSVR and had the effect of reducing Family Life's required MSVR contributions. Effective in 1992, such realized capital gains are credited to the IMR. The combination of the AVR and IMR will affect statutory capital and surplus and may reduce the ability of Family Life to pay dividends and make payments on the surplus debenture.

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

Federal Income Taxation

The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Family Life can pay. For the years ended December 31, 1995, 1996 and 1997, the increases (decreases) in Family Life's current income tax provisions, utilizing the effective tax rates, due to this change were $77,498, $183,358 and ($136,000), respectively. The change has a negative
tax effect for statutory accounting purposes   when Family Life's
premium income increases, but has a positive tax effect when its premium income decreases.


Item 2.  Properties

The Registrant's headquarters are currently located at Austin Centre, 701 Brazos, Suite 1400, Austin, Texas. A subsidiary of ILCO, Investors-NA, purchased Austin Centre, an office-hotel property in downtown Austin in August 1991 for a purchase price of $31,275,000 from an unrelated seller that had previously acquired the property through foreclosure. Austin Centre covers a full city block and is a sixteen story mixed use development consisting of 343,664 square feet of office/retail space (predominately office space), a 314 room hotel and 61 luxury apartments, all united by a 200 foot high glass atrium. The project was completed in October 1986.

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

Following the sale of the Austin Centre, the Company and its affiliates continued to occupy three floors of the office space, under a lease arrangement. The current lease, which was entered into in May, 1997, is for a five (5) year term ending in October, 2002, with options to renew for three successive five (5) year terms thereafter.

In January, 1995, ILCO, through Investors-NA, purchased, as an investment property, an office building project known as Bridgepoint Office Square in Austin, Texas for a cash purchase price of $9.75 million. The property consists of 20 acres of land with four office building sites and two parking structure sites. The first phase of development of the property was completed in 1986 and consists of a five-story office building with 83,474 square feet of rentable space and a 550-car parking garage. The office space was fully rented.

In the fourth quarter of 1995, construction began on the second office building, containing approximately 109,000 rentable square feet, and the other parking garage containing approximately 871 spaces. That phase of the project was completed in September 1996, and is 100% leased to a major tenant in the technology business.

In March 1996, construction commenced on the third office building, with approximately 81,000 rentable square feet of office space and was completed in December, 1996. Investors-NA leased approximately 43,000 square feet of the third office building to the same tenant which leased all of the space in the second building. The remaining space was leased in October, 1996 to a major tenant also in the technology business.

Construction began on the fourth building in July 1996, and was completed in July, 1997. The fourth building contains approximately 92,459 rentable square feet. In September of 1996, approximately 23,619 rentable square feet were leased to an oil and gas company, which then expanded its premises to 29,631 under an expansion option contained in its Lease. Another 8,368 square feet was leased in March, 1997, to a company involved in the technology field. In June, 1997, approximately 40,611 rentable square feet was leased to a tenant in the technology field. In November, 1997 approximately 2967 rentable square feet was leased to a securities brokerage firm. The remaining 10,882 rentable square feet is reserved for a health club facility and a retail food outlet.

On May 3, 1996, Family Life purchased a tract of land adjoining the Bridgepoint Office Square tract for a cash purchase price of $1.3 million. The property consists of 7.1 acres of land with one office building site and one parking structure site. Family Life began construction of the fifth building (known as "Bridgepoint Five") on the new site in January 1997. In May, 1997, the entire rentable space (approximately 76,793 rentable square feet) contained in the building was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997.

On November 24, 1997, Investors-NA and Family Life entered into a contract with Health and Retirement Properties Trust, a Maryland real estate investment trust (the "Purchaser") to sell their respective interests in the Bridgepoint Square Office complex. The aggregate purchase price for the project was $78,000,000. The transaction closed on December 5, 1997. The purchase price was allocated approximately 78.5% to Investors-NA and 21.5% to Family Life. The sale of Bridgepoint Office Square resulted in a net profit to Investors-NA of approximately $14.0 million ($9.1 million after tax) that is included in ILCO's fourth quarter earnings. For Family Life, the sale resulted in a net profit of approximately $4.5 million ($3.2 million after tax)that is included in FIC's fourth quarter earnings.

Pursuant to the terms of the Bridgepoint Sale Agreement, Family Life is obligated to complete the construction of and tenant improvements in Bridgepoint Five. At the date on which the transaction closed, the building shell and adjacent parking garage had been completed, except for the client briefing center. As of March, 1998, all tenant improvements had been completed subject to final inspection.

Family Life leases its home offices at the Sedgwick James Building, 2101 Fourth Avenue, in Seattle, Washington. The lease currently covers approximately 7,776 rentable square feet of office space for a term expiring in October 1998 with an option to renew for an additional three-year period. The initial base rental is approximately $11,200 per month, which includes Family Life's proportionate share of the building's operating expenses, including utilities, property taxes, insurance, maintenance and management. Actual increases from those initial operating expenses during the lease term are passed on to Family Life on a proportionate basis.

ILCO leases a building located at 40 Parker Road, Elizabeth, New Jersey. This building, which was formerly the ILCO's headquarters building, contains approximately 41,000 square feet of office space. The remaining term of the lease is 8 years, and the lease calls for a minimum base rental of $450,000 per annum. The lease provides that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by ILCO. ILCO has sub-leased the space in the property to third parties.

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

In August, 1997, another individual filed a similar action in Travis County, Texas against the corporate entities identified above. The lawsuit involves the same type of policy and includes allegations which are substantially identical to the allegations in the first action. The named plaintiff also seeks class certification. ILCO believes that the court would consider class certification with respect to only one of these actions. ILCO also believes that this action is without merit and intends to vigorously defend this matter.


Item 4.  Submission of Matters to a Vote of Security Holders


No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders.



                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters

A.  Market Information

The following table sets forth the quarterly high and low sales prices for FIC Common Stock in The Nasdaq Small-Cap Market for 1997 and 1996. The quotations set forth in the table have been adjusted to give retroactive effect to the five-for-one stock split which was effective November 12, 1996. FIC's NASDAQ trading symbol is FNIN.

                                        Common Stock
                                           Prices
                                        High        Low
1997
     First Quarter                      $13.25    $10.75
     Second Quarter                      13.25     11.00
     Third Quarter                       16.25     11.625
     Fourth Quarter                      20.25     14.75

1996
     First Quarter                      $11.00    $ 6.95
     Second Quarter                      11.90      7.80
     Third Quarter                       11.90      8.70
     Fourth Quarter                      15.00     11.00

B.  Stockholders

As of March 17, 1998 there were approximately 15,856 record holders of FIC Common Stock.

C.  Dividends

FIC has not paid a dividend since 1976 and does not expect to pay a dividend during 1998.

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

Item 6.  Selected Financial Data

          (Registrant and its Consolidated Subsidiaries)
                   (In thousands, except per share data)
                1997      1996      1995      1994      1993
Operating
Revenues     $63,343    $ 59,928  $ 61,541   $ 68,524 $ 74,023

Income (loss)
before federal
income tax,
equity in net
earnings of
affiliates,
extraordinary
items and
cumulative
effect of
change in
accounting
principle of
affiliate     13,411        9,791     10,394     10,610  11,560

Income before
equity in net
earnings of
affiliates,
extraordinary
items and
cumulative
effect of
change in
accounting
principle of
affiliate      9,870        7,145       7,966      8,264   8,587

Equity in net
earnings of
affiliate, net
of tax         6,458        9,012        2,051      1,690  3,038

Income before
extraordinary
items and
cumulative
effect of
change in
accounting
principle of
affiliate     16,328       16,157        10,017      9,954 11,625

Extraordinary
items            -0-       -0-       -0-       -0-          5,555

Income before
cumulative
effect of
change in
accounting
principle of
affiliate     16,328       16,157   10,017       9,954   17,180

Cumulative
effect of
change in
accounting
principle of
affiliate, net
of tax
benefit          -0-       -0-       -0-       -0-         (1,159)

Net Income  $ 16,328     $ 16,157  $ 10,017    $  9,954  $ 16,021

Common Stock
and Common
Stock
Equivalents    5,589        5,568     5,540       5,530     5,555

Net income per
share before
extraordinary
items and
cumulative
effect of
change in
accounting
principle of
affiliate
  Basic      $  3.01   $  2.98   $  1.85   $   1.83   $ 2.14
  Diluted    $  2.92   $  2.90   $  1.81    $  1.80   $ 2.09



Extraordinary
items
 Basic                                                $ 1.02
 Diluted         -0-       -0-       -0-       -0-    $ 1.00



Net income per
share before
cumulative
effect of
change in
accounting
principle of
affiliate
  Basic       $ 3.01    $ 2.98    $ 1.85     $ 1.83   $ 3.16
  Diluted     $ 2.92    $ 2.90    $ 1.81     $ 1.80   $ 3.09


Cumulative
effect of
change in
accounting
principle of
affiliate
  Basic          -0-       -0-       -0-        -0-  ($0.21)
  Diluted        -0-       -0-       -0-        -0-  ( 0.21)

Net Income per
share

Basic       $   3.01   $  2.98   $  1.85    $  1.83  $  2.95
Diluted     $   2.92   $  2.90   $  1.81    $  1.80  $  2.88

Total
Assets     $ 304,324  $287,730  $287,678    $253,100 $277,790

Long Term
Obligations $ 53,792  $ 59,940  $ 67,989    $ 77,819 $ 89,178

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



For the year ended December 31, 1997, FIC's net income was $16,328,000 (or $2.92 per common share), as compared to $16,157,000
(or $2.90 per common share for the year ended December 31, 1996 and $10,017,000 (or $1.81 per common share), for the year ended December 31, 1995. Earnings per share are stated on a diluted basis, in accordance with the requirements of FAS 128, which requires that diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the years 1996 and 1995, earnings per share have been restated to reflect the effect of FAS No.128. The net income per share for the year 1995 has been restated to reflect the effect of the five-for-one stock split which was effective November 12, 1996.

                          Results of Operations

Net income from continuing operations (excluding the gain resulting from Family Life s sale of its interest in Bridgepoint Square Offices in 1997 , ILCO s sale of its interest in Bridgepoint Square Offices in 1997, and ILCO s sale of the Austin Centre in 1996, as described below) was $9,300,000 ($1.66 per common share on a diluted basis) for the year ended December 31, 1997, $9,487,000 ($1.70 per common share on a diluted basis) for the year ended December 31, 1996 and $10,017,000 ($1.81 per common share on a diluted basis) for the year ended December 31, 1995

Net income for the year ended December 31, 1997 includes $3.2 million ($0.57 per common share) resulting from Family Life s sale of its interest in Bridgepoint Square Offices. Family Life purchased undeveloped land at the Bridgepoint site in May, 1996, for a cash purchase price of $1.3 million. The property consists of 7.1 acres of land with one office building site and one parking structure site. Family Life began construction of the building (known as "Bridgepoint Five") in January 1997. In May, 1997, the entire rentable space (approximately 76,793 rentable square feet) contained in the building was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997. In November, 1997, Family Life entered into a contract to sell its interest in the Bridgepoint Square Office complex. The sale also included the adjacent properties developed by ILCO s subsidiary, Investors-NA. The aggregate purchase price for the project was $78 million. The transaction closed on December 5, 1997. The purchase price was allocated approximately 78.5% to Investors-NA and 21.5% to Family Life. The sale resulted in a net profit to Family Life of approximately $4.5 million ($3.2 million after tax)that is included in FIC's earnings for the year 1997.

FIC's net income is affected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the year ended December 31, 1997 includes $3.8 million ($0.68 per common share on a diluted basis) resulting from ILCO s sale of its interest in Bridgepoint Square Offices. Net income for the year ended December 31, 1996 includes $7.1 million resulting from ILCO's sale of the Austin Centre, a hotel/office complex, located in Austin, Texas.

The statutory earnings of Family Life as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $13,625,000 at December 31, 1997, as compared to $12,734,000 at December 31, 1996 and $14,354,000 at December 31, 1995. These statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

The decline in long-term interest rates during 1997, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the Company's portfolio. As of December 31, 1997, the market value of the fixed maturities available for sale segment was $81.85 million as compared to an amortized value of $79.06 million, or an unrealized gain $2.79 million. The net of tax effect of this increase has been recorded as an increase in shareholders' equity. There is no assurance that this unrealized gain may be realized in the future.

For the year ended December 31, 1997, FIC's income from operations, before federal income tax and equity in net earnings of affiliate, was $13,411,000(on revenues of $63,343,000), as compared to $9,791,000 (on revenues of $59,928,000) in the year 1996 and
$10,394,000 (on revenues of $61,541,000) for the year 1995.

Premiums for the year 1997, net of reinsurance ceded, were $40.2 million, as compared to $43.3 million in 1996 and $43.9 million in 1995. Policyholder benefits and expenses were $17.7 million in 1997, as compared to $22.1 million in 1996 and $21.0 million in 1995.


         Equity in Net Income of InterContinental Life Corporation

General:

Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. The Company's equity in the net earnings of ILCO, net of federal income tax, was $6,458,000, as compared to $9,012,000 for the year 1996 and $2,051,000 for the year 1995.
The decrease in 1997, as compared to 1996 is primarily attributable to the effect, in 1996, of ILCO's net income resulting from the sale of the Austin Centre property.

FIC currently owns 1,795,146 shares of ILCO's common stock, and holds options to acquire an additional 1,702,155 shares. The options were granted under an Option Agreement between FIC and ILCO which was entered into in March, 1986. In addition, Family Life currently owns 171,200 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 1,966,346 shares (approximately 45.40%) of ILCO's common stock and holds options to acquire 1,702,155 shares. If all of FIC's rights under the Option Agreement were to be presently exercised, FIC's ownership would amount to approximately 60.80% of the issued and outstanding shares of ILCO's common stock. The option agreement provides that it continues in effect as long as FIC guarantees indebtedness of ILCO. The current Senior Loan of ILCO is scheduled to be fully repaid on October 1, 1998. Accordingly, unless ILCO s Senior Loan is extended, or ILCO otherwise incurs indebtedness which is guaranteed by FIC, FIC s rights under the 1986 option agreement would expire on October 1, 1998.

The decline in long-term interest rates during 1997, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of ILCO's investment portfolio. As of December 31, 1997, the market value of the fixed maturities available for sale segment was $454.5 million as compared to an amortized cost of $436.8 million, or an unrealized gain $17.7 million. There is no assurance that this unrealized gain will be realized by ILCO in the future.
Since FIC owns approximately 45.40% of the common stock of ILCO, such unrealized gains, net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of increasing the reported value of such equity interest by approximately $4.9 million.

ILCO's results for 1997, 1996 and for that portion of 1995 beginning on February 14th, include the operations of Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company and referred to herein as "Pre-Merger Investors-IN" for purposes of identifying the entity prior to the December 1997 merger transaction described below). Pre-Merger Investors-IN was purchased by ILCO and Investors Life Insurance Company of North America ("Investors-NA") for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. The name change was completed in May, 1995.

ILCO's results for 1997 include, for the period beginning on July 9th, the operations of State Auto Life Insurance Company. That company was acquired from State Automobile Mutual Insurance Company, for an adjusted cash purchase price of $11.8 million. In connection with this transaction, the bank group participating in the ILCO Senior Loan agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the ILCO Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral resulted in extending the maturity date of the ILCO Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life was merged into Pre-Merger Investors-IN. The closing of the transaction took place on July 9, 1997.

In December, 1997, ILIC, an indirect subsidiary of ILCO, transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Pre-Merger Investors-IN, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 44 states. As of December 31, 1997, it had assets of $153.8 million and capital and surplus of $23.1 million.


Liquidity and Capital Resources of ILCO:

ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiary, Investors Life Insurance Company of Indiana (formerly InterContinental Life Insurance Company). ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

As of December 31, 1996, the outstanding principal balance of ILCO's Senior Loan obligations was $24.9 million. ILCO made scheduled principal payments under its Senior Loan on January 1, 1997 and July 1, 1997, reducing the principal balance to $11.0 million at December 31, 1997.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and its terms were previously approved by the Mississippi Insurance Commissioner. One of the surplus debentures, in the original amount of $15 million, was issued in connection with the 1986 acquisition of Standard Life by ILCO; the other, in the original amount of $140 million was issued in connection with the 1988 acquisition by ILCO of the Investors Life Companies. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of December 31, 199, the outstanding principal balance of the surplus debentures was $5.2 million and $22.6 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1997, the statutory capital and surplus of Investors-NA was $73.9 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now,
from Investors-NA).   Washington's insurance code includes the
"greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of December 31, 1997, Investors-NA had earned surplus of $32.9 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

Investors-IN, formerly known as ILIC, is domiciled in the State of Indiana. The transfer of domicile from New Jersey to Indiana was effective December 15, 1997. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.1 million at December 31, 1997.

The Form 10-Ks of ILCO for the years ended December 31, 1997, 1996 and 1995, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-K reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


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

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1997, the statutory capital and surplus of Family Life was $30.4 million, an amount substantially in excess of the surplus floor. During 1997, Family Life made principal payments of $8.65 million and interest payments of $3.3 million to Family Life Corporation under the Surplus Debenture. As of December 31, 1997, the principal balance of the Surplus Debenture was $31.9 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $5.2 million in 1997, as compared to $9.7 million in 1996 and $9.1 million in 1995. Net cash flow used in financing activities was $6.1 million in 1997, as compared to $8.05 million in 1996 and $9.8 million in 1995.

In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly- owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. The guaranty commitments of FIC with respect to the debt obligations of ILCO relate to the ILCO Senior Loan, with an outstanding balance at December 31, 1997 of $10.96 million.

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



                                Investments

As of December 31, 1997, the Company's investment assets totaled
$119.1 million, as compared to $111.7 million as of December 31, 1996.

The level of short-term investments at the end of 1997 was $34.5 million, as compared to $25.6 million as of December 31, 1996. The fixed maturities available for sale portion represents $81.9 million of investment assets as of December 31, 1997, as compared to $83.8 million at the end of 1996. The amortized cost of fixed maturities available for sale as of December 31, 1997 was $79.06 million representing a net unrealized gain of $2.79 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of December 31, 1997, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National
Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.
                              Y2K Compliance

The Company and its subsidiaries utilize a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations. The software programs used in connection with these systems will be affected by what is referred to as the "Y2K date problem". This refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information as the year 2000 approaches. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

The Company has evaluated its centralized computer systems and has developed a plan to reach Y2K compliance. A central feature of the plan is to convert most of the centralized systems to a common system which is already in compliance with Y2K requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000.

The Plan calls for an upgrade of the Family Life's administrative systems by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant. The administrative systems which are not modified will be converted onto the Company's CK/4 System; a system designed to be Y2K compliant according to the representations of the vendor.

Under the Plan, The Company will utilize the services of personnel of its affiliate, FIC Computer Services, Inc., to acquire Y2K compliant operating software, and engage the assistance of outside consultants to facilitate the systems conversions and modifications. The Company has budgeted approximately $330,000 for implementation of the Plan. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear at later dates, the Company will utilize the staff of FIC Computer Services to identify and resolve such issues as and if they arise.

In order to continuously evaluate the effectiveness of the modifications and conversions made to the various systems, FIC Computer Services has acquired testing software to simulate dates on or after January 1, 2000. Additionally, FIC Computer Services runs the systems through model office cycles and also conducts visual inspections of screen displays to determine whether the systems are functioning in a Y2K compliant manner.

A material number of policies administered by Family Life, will be modified rather than converted. The modification of the PMS system (administering approximately 122,000 policies for Family Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 21,400 policies for Family Life) is scheduled for completion at the end of September, 1999.

A non-material number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 49,280 policies for Investors-
NA) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 17,285 policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the Lifecomm-B system which is responsible for the 33,375 policies assumed after the acquisition of State Auto Life is also scheduled for completion in April, 1999. The conversion of the Lifecomm-A system (administering approximately 65,266 policies for Investors-NA) is now scheduled for completion in September of 1999.

The various software applications described above are licensed to the Company or its affiliates under agreements which permit the Company's and ILCO's subsidiaries to process business on its computer systems utilizing such software.

In 1997, FIC Computer Services purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. This hardware and software will be tested in 1998. The telephone system has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

With respect to non-centralized systems (i.e. desktop computers), the Company anticipates that updated software releases will be commercially available well in advance of the year 2000. Accordingly, to the extent that such systems rely on date sensitive information, the Company expects that the effort needed to correct for Y2K problems will be less time intensive than the effort needed to achieve compliance for its centralized systems.

                          Accounting Developments

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously prescribed by APB Opinion No. 15, "Earnings Per Share." The Statement establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding. The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted.
However, a company may disclose pro forma earnings per share amounts that would have resulted if it had applied the Statement in an earlier period. The Company adopted FAS 128 in its annual financial statements for the year ended December 31, 1997.

In June, 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company is required to adopt FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years required.

In June, 1997, the FASB issued FAS 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that it is used internally for evaluating performance. The Company is required to adopt FAS 131 effective January 1, 1998 and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The Company is currently considering the impact, if any, of FAS 131 on its current reporting structure.

In February, 1998, the FASB issued FAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company is required to adopt FAS 132 effective January 1, 1998, with restatement of disclosures for earlier years required.

In December, 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance on accounting for insurance-related assessments. The Company is required to adopt SOP 97-3, effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 97-3 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

Item 8.  Financial Statements and Supplementary Data

The following Financial Statements of the Registrant have been filed as part of this report:

1.   Report of Price Waterhouse LLP, Independent Accountants, dated
     March 27, 1998.

2.   Consolidated Balance Sheets, as of December 31, 1997 and
     December 31, 1996.

3. Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

5.   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.

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

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Directors of the Registrant

The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors were elected at the 1997 annual shareholders meeting. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.


Principal Occupation                           Director
Name                Age     Since       and Other Information


John D. Barnett     54      1991    Vice President-Investments,
                                    Investment Professionals,
                                    Inc. since August 1996.  Vice
                                    President-Investments of
                                    Prudential Securities from
                                    April 1983 to July 1996.

Joseph F. Crowe     59      1992    Vice President of FIC from
                                    February 29, 1992 to January
                                    3, 1997, when he retired from
                                    active service with the
                                    Company. Director of FIC
                                    since February 29, 1992.
                                    Vice President of ILCO from
                                    May 1991 to January 1997.
                                    Director of ILCO from May
                                    1991 to October 1997.
                                    Executive Vice President of
                                    Investors Life Insurance
                                    Company of North America and
                                    InterContinental Life
                                    Insurance Company from June
                                    1991 to January 1997.
                                    Director of Investors Life
                                    Insurance Company of North
                                    America and InterContinental
                                    Life Insurance Company from
                                    June 1991 to January 1997.
                                    Executive Vice President of
                                    Family Life Insurance Company
                                    from June 1991 to January
                                    1997.  Director of Family
                                    Life Insurance Company from
                                    June 1991 to January 1997.
                                    Executive Vice President of
                                    Investors Life Insurance
                                    Company of Indiana from
                                    February 1995 to January
                                    1997.  Director of Investors
                                    Life Insurance Company of
                                    Indiana from February 1995 to
                                    January 1997. From December
                                    1986 to March 1991, Executive
                                    Vice President of Personal
                                    Financial Security Division
                                    of Aetna Life & Casualty
                                    Company.


Jeffrey H. Demgen   45      1995    Director of FIC since May
                                    1995.  Vice President of FIC
                                    since August 1996.  Vice
                                    President and Director of
                                    ILCO since August 1996.
                                    Director of Family Life
                                    Insurance Company since
                                    October 1992.  Executive Vice
                                    President of Family Life
                                    Insurance Company since
                                    August 1996.  Senior Vice
                                    President of Family Life
                                    Insurance Company from
                                    October 1992 to August 1996.
                                    Executive Vice President and
                                    Director of Investors Life
                                    Insurance Company of North
                                    America since August 1996.
                                    Senior Vice President and
                                    Director of Investors Life
                                    Insurance Company of North
                                    America from October 1992 to
                                    June 1995.  Executive Vice
                                    President of Investors-IN
                                    (formerly known as
                                    InterContinental Life
                                    Insurance Company) since
                                    August 1996.  Senior Vice
                                    President of Investors-IN
                                    from October 1992 to June
                                    1995.  Executive Vice
                                    President and Director of
                                    Investors Life Insurance
                                    Company of Indiana from
                                    August 1996 to December 1997.
                                    Senior Vice President of
                                    United Insurance Company of
                                    America from September 1984
                                    to July 1992.

Theodore A. Fleron    58    1996    Vice President and Director
                                    of FIC since August 1996.
                                    Vice President and Director
                                    of ILCO since May 1991.
                                    Assistant Secretary of ILCO
                                    since June 1990.  Senior Vice
                                    President, General Counsel,
                                    Assistant Secretary and
                                    Director of Investors Life
                                    Insurance Company of North
                                    America and Investors-IN,
                                    formerly known as
                                    InterContinental Life
                                    Insurance Company since July
                                    1992. Vice President, General
                                    Counsel, Assistant Secretary
                                    and Director of Investors
                                    Life Insurance Company of
                                    North America and Investors-
                                    IN, formerly known as
                                    InterContinental Life
                                    Insurance Company from
                                    January 1989 to July 1992.
                                    Senior Vice President,
                                    General Counsel, Director and
                                    Assistant Secretary of
                                    Investors Life Insurance
                                    Company of Indiana from June
                                    1995 to December 1997.
                                    Senior Vice President,
                                    General Counsel, Director and
                                    Assistant Secretary of Family
                                    Life Insurance Company since
                                    August 1996.

James M. Grace      54      1976    Vice President, Treasurer and
                                    Director of FIC. Vice
                                    President and Treasurer of
                                    ILCO since January 1985.
                                    Executive Vice President,
                                    Treasurer and Director of
                                    Investors-IN, formerly known
                                    as InterContinental Life
                                    Insurance Company since 1989.
                                    Director, Executive Vice
                                    President and Treasurer of
                                    Investors Life Insurance
                                    Company of North America
                                    since 1989.  Executive Vice
                                    President, Treasurer and
                                    Director of Family Life
                                    Insurance Company since June
                                    1991.  Director, Executive
                                    Vice President and Treasurer
                                    of Investors Life Insurance
                                    Company of Indiana from
                                    February 1995 to December
                                    1997.

Dale E. Mitte       63      1994    Senior Vice President since
                                    January 1993 and Vice
                                    President, Chief Underwriter
                                    and Director since December
                                    1988 of Investors Life
                                    Insurance Company of North
                                    America and Investors-IN,
                                    formerly known as
                                    InterContinental Life
                                    Insurance Company.  Director
                                    from June 1991 to April 1992
                                    and Vice President and Chief
                                    Underwriter since June 1991
                                    of Family Life Insurance
                                    Company.  Director, Senior
                                    Vice President and Chief
                                    Underwriter of Investors Life
                                    Insurance Company of Indiana
                                    from June 1995 to December
                                    1997.

Roy F. Mitte        66      1976    Chairman of the Board,
                                    President and Chief Executive
                                    Officer of FIC.  Chairman of
                                    the Board, President and
                                    Chief Executive Officer of
                                    ILCO and Investors-IN,
                                    formerly known as
                                    InterContinental Life
                                    Insurance Company since
                                    January 1985. President of
                                    ILCO since April 1985.
                                    Chairman of the Board,
                                    President and Chief Executive
                                    Officer of Investors Life
                                    Insurance Company of North
                                    America since December 1988.
                                    Chairman of the Board,
                                    President and Chief Executive
                                    Officer of Family Life
                                    Insurance Company since June
                                    1991.  Chairman of the Board,
                                    President and Chief Executive
                                    Officer of Investors Life
                                    Insurance Company of Indiana
                                    from February 1995 to
                                    December 1997.  Chairman, ILG
                                    Securities Corporation since
                                    December 1988.


Leonard A. Nadler   55      1994    Senior Managing Director of
                                    Julien J. Studley, Inc. since
                                    1996.  President, Leonard
                                    Nadler Associates, Inc., a
                                    commercial real estate
                                    brokerage company located in
                                    Los Angeles, California, for
                                    more than the last five
                                    years.

Frank Parker        69      1994    President, Gateway Tugs, Inc.
                                    and Par-Tex Marine, Inc.,
                                    both of which are located in
                                    Brownsville, Texas and are
                                    engaged in operating and
                                    chartering harbor and
                                    intracoastal tug boats, for
                                    more than the last five
                                    years.


Eugene E. Payne     55      1992    Vice President, Secretary and
                                    Director of FIC. Vice
                                    President of ILCO since
                                    December 1988 and Secretary
                                    and Director of ILCO since
                                    May 1989.  Executive Vice
                                    President, Secretary and
                                    Director of Investors Life
                                    Insurance Company of North
                                    America since December 1988.
                                    Executive Vice President
                                    since December 1988 and
                                    Director since May 1989 of
                                    Investors-IN, formerly known
                                    as  InterContinental Life
                                    Insurance Company.  Executive
                                    Vice President, Secretary and
                                    Director of Family Life
                                    Insurance Company since June
                                    1991.  Director, Executive
                                    Vice President and Secretary
                                    of Investors Life Insurance
                                    Company of Indiana from
                                    February 1995 to December
                                    1997.

Thomas C. Richmond  56      1996    Director of FIC since August
                                    1996.  Director of ILCO from
                                    March 1994 to August 1996.
                                    Director from March 1989 to
                                    February 1990, Senior Vice
                                    President since January 1993
                                    and Vice President from March
                                    1989 to January 1993 of
                                    Investors Life Insurance
                                    Company of North America and
                                    Investors-IN, formerly known
                                    as InterContinental Life
                                    Insurance Company.  Senior
                                    Vice President of Family Life
                                    Insurance Company since June
                                    1991.  Senior Vice President
                                    of Investors Life Insurance
                                    Company of Indiana from June
                                    1995 to December 1997.



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

The incumbent directors, except for Mr. Nadler have been nominated for submission to vote of the shareholders for reelection at the 1998 annual shareholders' meeting.

(b) Executive Officers of the Registrant

The following table sets forth the names and ages of the persons who served as the Registrant's Executive Officers during 1996 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

     Name           Age     Positions and Offices

Roy F. Mitte        66      Chairman of the Board,
                            President and Chief
                            Executive Officer

James M. Grace      54      Vice President and Treasurer


Eugene E. Payne     55      Vice President and Secretary

Joseph F. Crowe (1) 59      Vice President

Jeffrey H. Demgen   45      Vice President


In May 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

1. Mr. Crowe retired from active service with the Company as of January 3, 1997. He continues to serve on the Board of Directors.



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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during the period from January 1, 1997 through December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the three other persons who were serving as executive officers of the Company at the end of 1997 and received cash compensation exceeding $100,000 during 1997:



                       Annual Compensation
                                           Long Term
                                           Compensa-
                                           tion
                                           Awards
Name and                                           Stock
Principal                                          Options     All Other
Position      Year Salary (1) Bonus(8)    Other(2) (Shares)   Compensation(9)


Roy F. Mitte,
Chairman of
Board,
President and
Chief         1997 $503,500  $1,500,000
Executive     1996 $503,500     -0-         -0-                $2,446,397(3)
Officer       1995 $503,500     -0-         -0-                $1,120,513(4)

James M.
Grace,
Vice
President     1997 $195,000     $40,000
and           1996 $195,000     $15,000     -0-                -0-
Treasurer     1995 $195,000     $10,000     -0-                -0-

Eugene E.
Payne,        1997 $195,000     $40,000
Vice          1996 $195,000     $15,000     -0-                -0-
President     1995 $195,000     $10,000     -0-                -0-
&Secretary

Jeffrey
H. Demgen,
Vice Presi-1997    $117,884     $30,000
dent       1996    $102,500     $ 7,500     -0-                -0-




(1) The salaries and bonuses set forth in the table were paid by ILCO, except that FIC and/or Family Life authorized payment of a portion of Mr. Mitte's salary in each of 1995, 1996 and 1997. The executive officers of FIC have also been executive officers of Family Life, the insurance subsidiary of FIC, and ILCO and its insurance subsidiaries. FIC and/or Family Life reimbursed ILCO (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of the executive officers' cash compensation and bonus for 1995, 1996 and 1997: (i) Mr. Mitte:
$216,857, $216,857 and $999,746, respectively;(ii) Mr. Grace:
$88,293, $83,987 and $68,150, respectively; (iii) Dr. Payne:
$79,875, $83,987 and $68,150, respectively; and (iv) Mr. Demgen:
$46,125 and $66,548  (1996 and 1997 only).

The bonuses for Mr. Grace, Dr. Payne and Mr. Demgen represent amounts paid in 1997, but include the bonuses awarded with respect to the years 1996 and 1997.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The following table presents information as of March 14, 1998 as to all persons who, to the knowledge of the Registrant, were the beneficial owners of five percent (5%) or more of the Common Stock of the Registrant.

                           Amount and Nature

Name and Address of        of Beneficial              Percent
Beneficial Owner           Ownership                  of Class


Roy F. Mitte,
Chairman of the Board,
President and Chief
Executive Officer,
701 Brazos
Suite 1400,
Austin, Texas  78701         1,866,520 (1)            34.39% (1)

InterContinental Life
  Corporation
701 Brazos
Suite 1400,
Austin, Texas  78701         727,115 (2,4)             12.19% (3)

Investors Life Insurance
  Company of North America
701 Brazos
Suite 1400
Austin, Texas  78701           727,115 (2,4)           12.19% (3)

Heartland Advisors, Inc.
790 North Milwaukee St.
Milwaukee, WI 53202            320,400                 5.00% (5)


(1)           Of these shares, 1,493,216 are held jointly by Mr.
              Mitte with his wife Joann C. Mitte. Mr. Mitte and his wife also control the Roy F. and Joanne Cole Mitte Foundation, a Texas non-profit corporation (the "Foundation"), which owns 373,304 common shares of FIC stock as a result of a donation made by Mr. Mitte and his wife from their personal holdings. The holdings of the Foundation combined with Mr. and Mrs. Mitte's remaining personal holdings in FIC stock constitutes
              34.39 percent of the outstanding common stock of that company.

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

(5) As reported to the Company on a Schedule 13(G) filed by Heartland Advisors, Inc. According to the Schedule 13(G), the shares are held for various investment advisory accounts and the interest of one such account (Heartland Value Fund, a registered investment company) is more than 5% of the common stock of FIC. The
              Schedule 13(G) was filed on January 27, 1998.


The following table contains information as of March 16, 1998 as to the Common Stock of the Registrant beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Registrant as a group. The information contained in the table has been obtained by the Registrant from each director and executive officer, except for the information known to the Registrant. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.

                           Amount and Nature of       Percent of
Name                       Beneficial Ownership       Class

John Barnett                      -0-
Joseph F. Crowe                   -0- (2)
Jeffrey H. Demgen                 -0- (2)
Theodore A. Fleron                -0-
James M. Grace                  5,600 (2)                *
Dale E. Mitte                   2,000                    *
Roy F. Mitte                1,866,520 (1,2)          34.39%
Leonard A. Nadler               1,665                    *
Frank Parker                   10,000                    *
Eugene E. Payne                 5,360 (2)                *
Thomas C. Richmond                -0-


All Executive Officers,
Nominees and Directors as
a group (11 persons)        1,891,145        (1,2)      34.84%


(1) As of March 16, 1998, Mr. Mitte, jointly with his wife Joann, currently owns 1,493,216 common shares of Financial Industries Corporation ("FIC"). Mr. Mitte and his wife also control the Roy F. and Joanne Cole Mitte Foundation, a Texas non-profit corporation (the "Foundation"), which owns 373,304 common shares of FIC stock as a result of a donation made by Mr. Mitte and his wife from their personal holdings. The holdings of the Foundation combined with Mr. and Mrs. Mitte's remaining personal holdings in FIC stock constitutes
              34.39 percent of the outstanding common stock of that company. Mr. Mitte holds the position of Chairman, President and Chief Executive Officer of FIC.

(2) No executive officer or director holds any options to acquire FIC Common Stock. Messrs. Roy Mitte, Grace, Payne and Demgen are executive officers and/or directors of ILCO and beneficially owned approximately 62% of the outstanding shares of ILCO common stock as of March 16, 1998. Since FIC beneficially owns 60.68% of ILCO Common Stock, Mr. Roy Mitte's personal holdings are combined with FIC's holdings in determining the percentage of ILCO Common Stock beneficially owned by Mr. Mitte. ILCO beneficially owned 727,115 shares of FIC Common Stock (12.19% of the outstanding shares) as of March 16, 1998.

 * Less than 1%.



Item 13.  Certain Relationships and Related Transactions

(a) The obligations of ILCO under the ILCO Senior Loan are guaranteed by FIC. FIC presently owns 1,966,346 shares of ILCO Common Stock, constituting 45.40% of such shares outstanding, and holds options to acquire an additional 1,702,155 shares at the average bid price of such shares during the six-month period preceding the date of any such purchase. In the event that such options were to be fully exercised, the total number of ILCO's shares owned by FIC would constitute 60.80% of ILCO's outstanding Common Stock. As described under the heading ILCO Senior Loan , the current Senior Loan of ILCO is scheduled to be fully repaid on October 1, 1998. Accordingly, unless ILCO s Senior Loan is extended, or ILCO otherwise incurs indebtedness which is guaranteed by FIC, FIC s rights under the 1986 option agreement would expire on October 1, 1998.

(b) Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies; Dr. Payne serves as Vice President, Secretary and Director of both companies; Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies. Mr. Roy Mitte holds beneficial ownership of 34.39% of the outstanding shares of the Company (see "Security Ownership of Certain Beneficial Owners").

(c) In connection with the December, 1997 sale of Bridgepoint Square Offices by Investors-NA and Family Life Insurance Company, FIC Realty received a commission in the amount of $156,000, of which $122,538 was paid by Investors-NA and $33,462 by Family Life.


(d) As part of the financing arrangement for the acquisition of Family Life, a $22.5 million loan was made by Investors-NA to FLC, a subsidiary of FIC, and a $2.5 million loan was made by Investors-CA to FIC. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the FIC's five-for-one stock split, which was effective November 12, 1996, the option price is currently $2.10 per share. The options originally were to expire on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The Company paid $38 million plus accrued interest to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the subordinated debt was new subordinated loans totaling $34.5 million that FLC and another subsidiary of FIC obtained from Investors-NA. The principal amount of the new subordinated debt is payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loans that Investors-NA had previously made to FLC and that continue to be outstanding.

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

(e) FIC was reimbursed by ILCO for rental expense and certain other operating expenses incurred during 1997 on behalf of ILCO.
The amount of such reimbursement was approximately $822,000.

(f) Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Commencing December 1, 1994, all of those data processing needs are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a new subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing
those services  to all  of the  subsidiaries.   Family Life  paid
$824,425 and ILCO's insurance subsidiaries paid $3,010,110 to FIC Computer for data processing services provided during 1997.

(g) In 1995, Family Life entered into a reinsurance agreement with Investors-NA pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

(h) In 1996, Family Life entered into a reinsurance agreement with Investors-NA, pertaining to annuity contracts written by Family
Life. The agreement applies to contracts written on or after January 1, 1996.
                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K

(a) The following documents have been filed as part of this report:

     1.  Financial Statements (See Item 8)

ILCO Form 10-K as of December 31, 1995, 1996 and 1997 and the
Financial Statements contained therein are hereby incorporated by reference.

The following consolidated financial statements of Financial
Industries Corporation and Subsidiaries are included in Item 8:

Report of Independent Accountants . . . . . . . . . . .F-2

Consolidated Balance Sheets,
December 31, 1997 and 1996. . . . . . . . . . . . . . .F-3

Consolidated Statements of Income, for
years ended December 31, 1997, 1996 and 1995. . . . . .F-5

Consolidated Statements of Changes in
Shareholders' Equity, for the years ended
December 31, 1997, 1996 and 1995. . . . . . . . . . . .F-7

Consolidated Statement of Cash Flows, for the
years ended December 31, 1996, 1995 and 1994. . . . . .F-10

Notes to Consolidated Financial Statements. . . . . . .F-12

2. The following consolidated financial statement schedules of Financial Industries Corporation and Subsidiaries are included:

Schedule I-Summary of Investments
Other Than Investments in Related Parties. . . . . . . . . . F-41


Schedule II - Condensed Financial Statements
of Registrant. . . . . . . . . . . . . . . . . . . . . . . .  F-42

Schedule IV - Reinsurance  . . . . . . . . . . .. . . . . . . F-45


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.


2. Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits on Page Ex-1.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March
30, 1998.

/s/ Roy F. Mitte                   /s/ James M. Grace
Roy F. Mitte, Director              James M. Grace, Director

/s/ Eugene E. Payne                 /s/ Jeffrey H. Demgen
Eugene E. Payne, Director          Jeffrey H. Demgen, Director

/s/ Joseph F. Crowe
Joseph F. Crowe, Director

/s/ Theodore A. Fleron
Theodore A. Fleron, Director

/s/ Dale E. Mitte
Dale E. Mitte, Director

/s/ John D. Barnett
John D. Barnett, Director

/s/ Leonard A. Nadler
Leonard A. Nadler, Director

/s/ Frank Parker
Frank Parker, Director

/s/ Thomas C. Richmond
Thomas C. Richmond, Director


            FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                    FORM 10-K--ITEM 14 (a) (1) and (2)
                       LIST OF FINANCIAL STATEMENTS
                             TABLE OF CONTENTS


(1) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

           Report of Independent Accountants...............F-2

           Consolidated Balance Sheets,
             December 31, 1997 and 1996....................F-3

           Consolidated Statements of Income, for the years ended December 31, 1997, 1996 and 1995..F-5

           Consolidated Statements of Changes in
              Shareholders' Equity for the years ended
              December 31, 1997, 1996 and 1995.............F-7

           Consolidated Statements of Cash Flows, for the years ended December 1997, 1996 and 1995..F-10

           Notes to Consolidated Financial Statements.......F-12

(2) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included:

              Schedule I - Summary of Investments Other
              Than Investments in Related Parties.............F-41

              Schedule II - Condensed Financial Statements of
              Registrant......................................F-42

              Schedule IV - Reinsurance.......................F-45


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.



                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Financial Industries Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page F-1 present fairly, in all material respects, the financial position of Financial Industries Corporation and its subsidiaries (the Company) at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Dallas, Texas
March 27, 1998

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                               December 31,

                                               1997        1996
                                                (in thousands)
ASSETS

Investments other than investment in
  affiliate:
 Fixed maturities available for sale at
  market value (amortized cost of
 $79,054 and $82,969 at December 31,
 1997 and 1996)                             $   81,854  $  83,833
Equity securities at market (cost
  approximates $11 at December 31, 1997
   and 1996)                                         4          4
Policy loans                                     2,748      2,286
Short-term investments                          34,475     25,615
  Total investments                            119,081    111,738

Cash                                               508        308

Investment in affiliate                         66,752     52,925

Accrued investment income                        1,184      1,233

Agency advances and other receivables            6,474      7,825

Reinsurance receivables                         11,134      6,159

Due and deferred premiums                       11,086     10,651

Property and equipment, net                      1,724      8,799

Deferred policy acquisition costs               45,122     41,333

Present value of future profits of
  acquired businesses                           34,437     40,604

Other assets                                     6,346      5,706

Separate account assets                            476        449

  Total Assets                               $ 304,324  $ 287,730



           The accompanying notes are an integral part of these consolidated financial statements.

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                   December 31,
                                                1997        1996
                                                 (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and contractholder
 deposit funds:
Future policy benefits                       $  59,987  $  59,340
Contractholder deposit funds                    44,304     41,434
Unearned premiums                                   90        129
Other policy claims and benefits payable         5,315      5,164
                                               109,696    106,067
Subordinated notes payable to
 affiliate                                      53,792     59,940
Deferred federal income taxes                   21,631     17,952
Other liabilities                                4,880     11,248
Separate account liabilities                       476        449

Total Liabilities                              190,475    195,656

Commitments and Contingencies
 (See Notes 4, 8, 12, 14)

Shareholders' equity:
Common stock, $.20 par value, 10,000,000
 shares authorized; 5,845,300 shares
 issued, 5,427,965 outstanding in 1997
 and 1996                                        1,169      1,169
Additional paid-in capital                       7,225      7,225
Net unrealized gain on
 investments in  fixed maturities
 available for sale                              6,660      1,220
Net unrealized appreciation of equity
 securities                                         32         25
Retained earnings                               99,185     82,857
                                               114,271     92,496
Common treasury stock, at cost, 417,335
 shares in 1997 and 1996                          (422)       (422)
Total Shareholders' Equity                     113,849     92,074

Total Liabilities and Shareholders'
 Equity                                      $ 304,324  $ 287,730

          The accompanying notes are an integral part of these consolidated financial statements.



        FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                       Years Ended December 31,
                                       1997       1996      1995
                                             (in thousands)

Revenues:
 Premiums                           $ 40,249 $ 43,336  $ 43,899
 Net investment income                 8,106    7,363     7,643
 Net realized gain on
  sale of real estate                  4,548      -0-       -0-
 Earned insurance charges              6,989    5,569     7,059
 Other                                 3,451    3,660     2,940
                                      63,343   59,928    61,541

Benefits and expenses:
 Policyholder benefits and expenses 19,905 22,096 21,011 Interest expense on contract-
   holders deposit funds               2,596    2,239     2,143
 Amortization of present value of
  future profits of acquired
  businesses                           6,167    4,811     5,297
 Amortization of deferred policy
  acquisition costs                    4,826    4,185     3,755
 Operating expenses                   12,755   12,975    14,317
 Interest expense                      3,683    3,831     4,624
                                      49,932   50,137    51,147
Income before federal income tax
 and equity in net earnings of
 affiliates                           13,411    9,791    10,394

Provision for federal income taxes:
 Current                               1,348   (1,165)     (717)
 Deferred                              2,193    3,811     3,145

Income before equity in net
 earnings of affiliates                9,870    7,145     7,966

Equity in net earnings of
 affiliate, net of tax                 6,458    9,012     2,051

Net Income                          $ 16,328 $ 16,157  $ 10,017


          The accompanying notes are an integral part of these
                         consolidated statements.


            FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands except per share data)

                                       Years Ended December 31,
                                        1997      1996      1995
                                           (in thousands)

Net Income Per Share (Note 15)

Basic:

Average weighted shares outstanding    5,428     5,428     5,428

Basic earnings per share              $ 3.01    $ 2.98    $ 1.85

Diluted:

Common stock and common stock
 equivalents                          5,589     5,568     5,540

Diluted earnings per share           $ 2.92    $ 2.90    $ 1.81



          The accompanying notes are an integral part of these consolidated financial statements.

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (in thousands)

                                 Common Stock        Additional
                                                      Paid-in
                          Shares           Amount     Capital
Balance at December 31,
  1994
 Net income                     5,845     $ 1,169     $  7,225
 Change in net unrealized
  loss on investments in
  fixed maturities
  available for sale
 Change in net unrealized
  appreciation
  (depreciation) of equity
  securities

Balance at December 31,
  1995                          5,845       1,169        7,225
 Net Income
 Change in net unrealized
  loss on investments in
  fixed maturities
  available for sale
 Change in net unrealized
  appreciation
  (depreciation) of equity
  securities

Balance at December 31,
  1996                          5,845    $  1,169     $  7,225
 Net Income
 Change in net unrealized
  gain on investments in
  fixed maturities
  available for sale
 Change in net unrealized
  appreciation
  (depreciation) of equity
  securities

Balance at December 31,
1997                           5,845    $  1,169     $  7,225

           The accompanying notes are an integral part of these consolidated financial statements.


             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (in thousands)
                                               Net Unrealized
                                Net            (Loss) Gain on
                             Unrealized        Investments in
                            Appreciation            Fixed
                           (Depreciation)        Maturities
                             of Equity         Available for
                             Securities              Sale


Balance at December 31,
  1994                             $    (1)          $  (12,858)
 Net income
 Change in net unrealized
  loss on investments in
  fixed maturities
  available for sale                                   20,910
 Change in net unrealized
  appreciation
  (depreciation) of equity
  securities                            12

Balance at December 31,
  1995                                  11              8,052
 Net Income
 Change in net unrealized
  gain on investments in
  fixed maturities
  available for sale                                   (6,832)
 Change in net unrealized
  appreciation
  (depreciation) of equity
  securities                            14

Balance at December 31,
  1996                                  25              1,220
 Net Income
 Change in net unrealized
  gain on investments in
  fixed maturities
  available for sale                                   5,440
 Change in net unrealized
  appreciation
  (depreciation) of equity
  securities                           7

Balance at December 31,
  1997                          $     32            $  6,660

          The accompanying notes are an integral part of these consolidated financial statements.

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (in thousands)


                                         Common       Total
                           Retained      Treasury    Shareholders'
                           Earnings       Stock        Equity

Balance at December 31,
  1994                        $ 56,683   $  (422)     $ 51,796
 Net income                     10,017                  10,017
 Change in net unrealized
  loss on investments in
  fixed maturities
  available for sale                                    20,910
Change in net unrealized
  appreciation
  (depreciation) of equity
  securities                                                12

Balance at December 31,
  1995                          66,700      (422)       82,735
 Net Income                     16,157                  16,157
 Change in net unrealized
  loss on investments in
  fixed maturities
  available for sale                                    (6,832)
Change in net unrealized
  appreciation
  (depreciation) of equity
  securities                                                14


Balance at December 31,
  1996                        $ 82,857   $  (422)     $ 92,074
 Net Income                    16,328                  16,328
 Change in net unrealized
  gain on investments in
  fixed maturities
  available for sale                                   5,440
 Change in net unrealized
  appreciation
  (depreciation) of equity
  securities                                               7

Balance at December 31,
  1997                       $ 99,185   $  (422)    $113,849


          The accompanying notes are an integral part of these consolidated financial statements.

            FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Year Ended December 31,
                                  1997        1996        1995
                                     (in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                       $ 16,328      $ 16,157  $ 10,017
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Amortization of present value of
 future profits of acquired
 businesses                         6,167         4,811     5,297

Amortization of deferred policy
 acquisition costs                  4,826         4,185     3,755

Financing costs amortized             -0-           168       221

Equity in undistributed earnings
 of affiliate                      (9,323)      (12,558)   (5,043)
Changes in assets and liabilities:

Decrease (Increase) in accrued
 investment income                     49          (131)       64
Increase in agent advances and
 other receivables                 (3,624)       (1,233)   (3,586)
Increase in due premiums             (435)         (925)      (12)
Increase in deferred policy
 acquisition costs                 (8,615)       (8,981)   (10,318)
(Increase) decrease in other assets  (640)          558         22
Increase in policy
 liabilities and accruals           3,629         3,734      4,388
(Decrease) increase in other
 liabilities                       (6,368)          (67)     1,508
Increase in policy loans             (462)         (512)      (543)
Increase in deferred
 federal income taxes               3,679         3,169      7,773
Other, net                            (10)        1,330     (4,475)
Net cash provided by operating
 activities                      $  5,201      $  9,705   $  9,068


          The accompanying notes are an integral part of these consolidated financial statements.



           FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                        Year Ended December 31,
                                        1997      1996      1995
                                            (in thousands)
CASH FLOWS FROM INVESTING
ACTIVITIES

Fixed maturities purchased           $ (4,056)  $ (4,245) $ (1,051)
Proceeds from sales and maturities
 of fixed maturities                    6,988      1,265     4,504
Net decrease in short-term
 investments                           (8,860)     1,565     1,185
Purchase & retirement of property
 and equipment                          7,075     (1,347)   (3,395)

Net cash provided by (used in)
 investing activities                   1,147     (2,762)    1,243

CASH FLOWS FROM FINANCING
 ACTIVITIES

Issuance of subordinated notes
 payable                                  -0-        253       465
Repayment of senior loan and
 subordinated notes                       -0-     (6,765)  (10,295)
Repayment of subordinated notes
 payable                               (6,148)    (1,537)      -0-

Net cash  used in financing
 activities                            (6,148)    (8,049)   (9,830)

Net increase (decrease) in cash           200     (1,106)      481

Cash, beginning of year                   308      1,414       933

Cash, end of year                  $      508   $    308  $  1,414

Supplemental Cash Flow Disclosures:

Income taxes paid                  $      150   $    125  $    150

Interest paid                      $    3,677   $  4,300  $  4,107



          The accompanying notes are an integral part of these consolidated financial statements.



             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Financial Industries Corporation (FIC or the "Company") is principally engaged, through its subsidiaries, in acquiring and administering existing portfolios of individual and group life insurance, disability insurance policies and annuity products. The Company's insurance subsidiary is also engaged in the business of marketing and underwriting individual life insurance, disability insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents.

Principles of Consolidation

The consolidated financial statements include the accounts of FIC and its wholly-owned subsidiaries at December 31, 1997. The more significant subsidiaries are Family Life Insurance Investment Company (FLIIC), Family Life Corporation (FLC), Family Life Insurance Company (Family Life), FIC Realty Services, Inc. (FIC Realty) and FIC Property Management, Inc. (FIC-Property) . The Company's approximate 45% investment in InterContinental Life Corporation (ILCO) is presented using the equity method of accounting.

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


        FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

The Company's general investment philosophy is to hold fixed maturity securities until maturity. However, fixed maturities may be sold prior to their maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, fixed maturity investments are classified as available for sale and are carried at market value. Unrealized gains and losses on securities available for sale are not recognized in earnings but are reported as a separate component of equity, net of related income taxes.

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

Equity securities are carried at market value. Unrealized gains and losses on equity securities, net of deferred income taxes, if applicable, are reflected directly in shareholders' equity. Policy loans represent unpaid balances and do not exceed the cash surrender value of the related policies.

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

The cost of investments sold is determined on the specific identification basis, except for stocks, for which the first-in, first-out method is employed. When an impairment of the value of an investment is considered other than temporary, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established.

Cash and Cash Equivalents

Generally, cash includes cash on hand and on deposit in non-interest bearing accounts. Short term investments with maturities of three months or less at the time of purchase are reported as cash equivalents.

Sale of Real Estate

Net income for 1997 includes $4.5 million (before federal income tax) resulting from the sale during the fourth quarter of 1997 of the Bridgepoint Square office complex. The aggregate selling price was $78 million which was allocated approximately 21.5% to Family Life and 78.5% to Investors Life Insurance Company of North America (Investors-NA), a subsidiary of ILCO, in accordance with their respective ownership interests in the Bridgepoint Office Square. The sale closed on December 5, 1997.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over estimated useful lives of 5 to 33 years.
Maintenance and repairs are charged to expense when incurred.

Deferred Policy Acquisition Costs

The cost of acquiring new business, principally first year commissions and certain expenses of the policy issuance and underwriting departments, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs related to mortgage term life insurance business are deferred and amortized over the premium paying period of the related policies. Acquisition costs related to universal life products are deferred and amortized in proportion to the ratio of estimated annual gross profits to total estimated gross profits over the expected lives of the contracts.

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

Guaranty Fund Assessment

The solvency or guaranty laws of most states in which the Company's insurance subsidiary do business may require the Company's insurance subsidiary to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength, and in certain instances, may be offset against future premium taxes. The Company's insurance subsidiary records the expense for guaranty fund assessment from states which do not allow premium tax offsets in the period assessed. The Company's insurance subsidiary recorded expenses of $16,441,$6,796 and $189,929 in the years ended December 31, 1997, 1996 and 1995, respectively, as a result of such assessments.

Policy Liabilities and Contractholder Deposit Funds

Liabilities for future policy benefits for mortgage life and annuity insurance products are computed using the net level premium method or an actuarially equivalent method. The assumption for future investment yield is 8 1/2%. Assumptions for mortality and withdrawal are based on company experience with provision for possible adverse deviation.

Contractholder deposit funds are liabilities for universal life products. These liabilities consist of deposits received from customers and accumulated at actual credited interest rates on their fund balances less charges for expenses and mortality.

Other Policy Claims and Benefits Payable

The liability for other policy claims and benefits payable represents management's estimate of ultimate unpaid losses on claims and other miscellaneous liabilities to policyholders.
Estimated unpaid losses on claims are comprised of losses on claims that have been reported but not yet paid, including estimates of additional development of initial claims estimates, and claims that have been incurred but not reported.

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

Revenues for universal life and annuity products consist of contract charges (earned insurance charges) assessed against the fund values and net investment income. Related benefit expenses primarily consist of net investment income credited to the fund values after deductions for investment and risk charges. Revenues for universal life and annuity products consist of net investment income and mortality, administration and surrender charges assessed against the fund values. Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life and annuity fund values.

Net Income Per Share

Net income per share is calculated based on two methods, basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. Both methods are presented on the face of the income statement.

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

The Company adopted FAS No. 123 during 1996 and continues to account for stock-based compensation under the intrinsic value method and disclose the fair value method, if any, in the footnotes to the financial statements.

In February 1997, the Financial Standards Board ("FASB") issued FAS No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously prescribed by APB Opinion No. 15, "Earnings Per Share." The Statement establishes two measures of earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding.

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and has restated the earnings per share computations for 1996 and 1995 to conform to this pronouncement.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company is required to adopt FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years required.

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company is required to adopt FAS 131 effective January 1, 1998, and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application.

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company is required to adopt FAS 132 effective January 1, 1998, with restatement of disclosures for earlier years required.

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company is required to adopt SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period.

Reclassification

Certain prior years' amounts have been reclassified to conform with the 1997 presentation.

2.   Investments

Fixed Maturities

Investments in fixed maturities by category at December 31, 1997 and 1996, respectively, were as follows (in thousands):

                                  Gross      Gross
                     Amortized  Unrealized Unrealized     Market
                        Cost      Gains      Losses       Value
U.S. Treasury
 securities and
 obligations of U.S.
 government agencies
 and corporations    $  18,142  $     975  $      1     $19,116
States,
 municipalities and
 political
 subdivisions            2,989        103                 3,092
 Corporate securities   18,996        527       111      19,412
Mortgage-backed
 securities             38,927      1,331        24      40,234
 Total Fixed
  Maturities
  available for sale  $ 79,054  $   2,936   $   136    $ 81,854

                                  Gross      Gross
                     Amortized  Unrealized Unrealized     Market
                        Cost      Gains      Losses       Value
U.S. Treasury
 securities and
 obligations of U.S.
 government agencies
 and corporations      $18,125    $   928   $    10     $19,043
States,
 municipalities and
 political
 subdivisions            2,955         67       -0-       3,022
 Corporate securities   21,475        299       330      21,444
Mortgage-backed
 securities             40,414        321       411      40,324
 Total Fixed
  Maturities
  available for sale   $82,969    $ 1,615   $   751     $83,833

In determining the amounts reflected in the balance sheet, the company has reduced its gross unrealized gains and losses on investments in fixed maturities available for sale as reflected above by $980,000 and $302,000 in 1997 and 1996, respectively, in determining the net unrealized gain on investment in fixed maturities available for sale.

The amortized value and market value of fixed maturities at December 31, 1997 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized  Market
                                               Value     Value
                                                (in thousands)

Due in one year                              $ 2,000   $ 1,999
Due after one year through five years         12,777    13,087
Due after five years through ten years         7,590     7,604
Due after ten years                           17,760    18,930
Mortgage-backed securities                    38,927    40,234

     Total Fixed Maturities available
       for sale                              $79,054   $81,854

To reduce the exposure to market rate changes, portfolio investments are selected so that diversity, maturity, and liquidity factors approximate the duration of associated policyholder liabilities.

Proceeds from maturities of investments in fixed maturities during 1997 and 1996 were $7,998,000 and $1,265,000, respectively. There were gains of $23,000 and losses of $0 in 1997 and no gains or losses in 1996.

Net Investment Income

The components of net investment income are summarized as follows:

                                   Year Ended December 31,
                                   1997       1996       1995
                                          (in thousands)

Fixed maturities                 $ 5,853     $ 5,891   $ 5,742
Other, including short-term
 investments and policy loans      2,336       1,553     1,990
Investment expenses                  (83)        (81)      (89)

Net investment income            $ 8,106     $ 7,363   $ 7,643

There were no impairments in the value of investments in 1997, 1996 or 1995, which were considered other than temporary.

3.   Disclosure about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, 1997 are as follows:
                                            Carrying    Fair
                                             Amount     Value
                                              (in thousands)
Financial assets:
  Fixed maturities                        $  81,854  $  81,854
  Policy loans                                2,748      2,748
  Short-term investments                     34,475     34,475
  Cash and cash equivalents                     508        508

Financial liabilities:
  Subordinated notes payable to affiliate $  53,792  $  53,792

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

4. Investment in
   InterContinental Life Corporation

The Company carries its investment in ILCO on the equity method of accounting. At December 31, 1997, excess of cost over net assets acquired of $1,686,000, net of accumulated amortization of $1,444,000, is included in investment in affiliate. At December 31, 1996, these amounts were $1,686,000 and $1,344,000, respectively. Amortization of this excess is reflected in equity in net earnings of affiliate. ILCO is primarily engaged in the sale and administration of life insurance products. Summarized financial information for ILCO is set forth below:

Balance sheet information:                    1997       1996
                                              (in thousands)
Investments                               $  693,059  $  661,141
Deferred policy acquisition costs and
 present value of future profits              75,907      72,178
Other assets                                 552,687     530,623

  Total Assets                            $1,321,653  $1,263,942

Policy liabilities and contractholder
 deposit funds                            $  671,634  $  673,306
Other liabilities                            504,257     477,275

Total liabilities                           1,175,891   1,150,581
Common stock, additional paid-in
 capital and retained earnings               131,359     110,581
Net unrealized gain                           14,403       2,780
Shareholders' equity                         145,762     113,361
Total liabilities and
 shareholders' equity                     $1,321,653  $1,263,942

Results of operations:                1997      1996      1995
                                           (in thousands)

 Premium income                    $ 11,031  $  9,980  $ 11,694
 Net investment income             $ 57,740  $ 59,836  $ 64,781
 Gain on sale of real estate       $ 14,630  $ 23,520  $    -0-
 Earned insurance charges          $ 40,853  $ 42,238  $ 42,324
 Benefits and expenses             $ 96,081  $ 96,801  $105,907
 Net income                        $ 20,540  $ 26,938  $ 10,714
 Basic earnings per share          $   4.75  $   6.36  $   2.57
 Diluted earnings per share        $   4.70  $   6.07  $   2.47

Total market value basis of the Company's investment in ILCO approximated $39,326,920 and $26,054,085 at December 31, 1997 and
1996, respectively. FIC directly or indirectly owns 1,966,346 shares (approximately 45%, 46%, and 47%) of ILCO's outstanding common stock at December 31, 1997, 1996 and 1995, respectively.

The Company holds options to purchase up to 1,702,155 additional shares of ILCO's authorized but unissued common stock at a price equal to the average market value during the six months preceding the exercise date. If exercised, the total number of shares subject to the Agreement, together with the 1,966,346 shares already owned, would constitute 60.80% of the then issued and outstanding shares of ILCO's common stock, assuming no other options or warrants held by
other parties were exercised.   In the event that any other party
seeks to acquire ILCO's outstanding shares without prior approval of FIC's Board of Directors, the Company has the right to acquire, under the same pricing formula, the number of shares of common stock which, when added to the number of shares then owned by the Company, will amount to 51% of the outstanding shares of ILCO. The consideration for the options was FIC's granting to ILCO a loan in the principal amount of $1,200,000, FIC's agreement to guarantee additional ILCO obligations totaling $4,000,000 and FIC's agreement to guarantee ILCO's lease obligation on its headquarters building upon demand. In addition, FIC guaranteed a $15,000,000 term loan of ILCO.

On January 29, 1993, ILCO prepaid all of the Subordinated Notes Payable and purchased and canceled all of the detachable warrants associated with its preferred stock. The primary source of funds for this debt prepayment and warrant cancellation was an increase in the outstanding balance of ILCO's Senior Loan from $60 million to $110 million pursuant to an amended and restated credit agreement that was entered into on January 29, 1993 (the "New Senior Loan"). The terms of the New Senior Loan, which matures on July 1, 1999, are substantially the same as the Senior Loan. Interest is payable at the Company's option based on (1) the managing bank's corporate base rate plus 1.25% declining to 0.5% as principal declines, or (2) LIBOR plus 2.5% declining to 1.75%. The Company has guaranteed the New Senior Loan.

On February 14, 1995, ILCO, through its subsidiary purchased Meridian Life Insurance Company (Meridian Life), a life insurer domiciled in the State of Indiana, for $17.1 million. At December 31, 1994, Meridian Life had total assets of approximately $101 million and statutory capital and surplus of approximately $11 million. The acquisition was partially financed through a $15 million increase in indebtedness of ILCO's Senior Loan. This additional indebtedness is guaranteed by FIC.

The Company has further agreed that, upon demand by ILCO, it will guarantee performance under ILCO's lease of office facilities located in Elizabeth, New Jersey. This agreement will remain in effect for as long as any portion of the loan or any indebtedness guaranteed by the Company remains outstanding. In connection with its Senior Loans, ILCO is restricted from paying dividends.

The amount of net realized gains included in net earnings of ILCO is $9,623,000, $15,262,000, and $281,000, for the years ended December
31, 1997, 1996 and 1995, respectively.

5.  Acquisition of Business

In 1991, the Company acquired Family Life, a Washington domiciled life insurance company, from Merrill Lynch Insurance Group, Inc.
Present value of future profits of $87,726,000 was recorded as a result of the purchase.

An analysis of the present value of future profits follows:
                                                1997     1996
                                               (in thousands)

Balance at beginning of year                 $ 40,604 $ 45,415
Accretion of Interest                           3,212    3,798
Amortization during the period                 (9,379)  (8,609)

Present value of future profits at           $ 34,437 $ 40,604
 December 31

Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

                              1998    $ 6,986
                              1999    $ 5,624
                              2000    $ 4,526
                              2001    $ 3,645
                              2002    $ 2,934

At purchase, the present value of future profits was calculated using a discount rate of approximately 15%. Interest is accreted on the unamortized portion at approximately 8.5%.

6.  Subordinated Notes Payable

Following is a summary of outstanding debt at December 31:

                                           1997           1996
Subordinated senior notes payable to          (in thousands)
Investors-NA beginning with a $1,125,000
payment on December 12, 1996 and each
subsequent quarter through September
12, 2001.  Interest is payable
on a quarterly basis at 11%.                 $16,875    $21,375

Subordinated notes payable to Investors-NA
beginning with a $223,856 payment on December
12, 1996 and each subsequent quarter
through September 12, 2001.  Interest
is payable on a quarterly basis at 12%.        3,358      4,253

Subordinated notes payable to Investors-NA
beginning with a $188,071 payment on December
12, 1996 and each subsequent quarter through
September 12, 2001, a payment of $1,536,927
on December 12, 2001 and each subsequent
quarter through June 12, 2006 with a final
payment of $1,536,967 on September 12,
2006.  Interest is payable on a quarterly
basis at 9%.                                  33,559     34,312

Total subordinated notes payable             $53,792   $ 59,940

The obligors are allowed to prepay the Investors-NA Subordinated
Loans, in whole or in part, without premium or penalty.  The
Investors-NA Subordinated Loans were subordinated to the Senior Loan and now constitute a lien on the Pledged Collateral. Repayment of the Investors-NA Subordinated Loans is also guaranteed by the Company.

Aggregate maturities of the Subordinated Notes Payable are as follows:
                    (in thousands)

                    1998      $ 6,148
                    1999        6,148
                    2000        6,148
                    2001        6,148
                    2002        6,148
               Thereafter      23,052
                              $53,792

7.  Income Taxes

The Company files a consolidated federal income tax return with its non-life subsidiaries. The Company's life insurance subsidiary files a separate federal income tax return.

The U.S. federal income tax provision (benefit) charged to continuing operations was as follows:

                                        1997      1996     1995
                                             (in thousands)

Current                             $  1,348    $(1,165) $  (717)
Deferred                               2,193      3,811    3,145

Total provision for income taxes    $  3,541   $  2,646 $  2,428

The provision for income taxes is less than the amount of income tax determined by applying the U.S. statutory income tax rate of 35% to pre-tax income from continuing operations as a result of the following differences:

                                          1997    1996    1995
                                             (in thousands)

Income taxes at the statutory rate      $4,694   $3,427  $3,638
Increase (decrease) in taxes
  resulting from:
 Small life insurance company deduction   (499)     -0-    (411)

 Dividends received deduction             (649)    (771)   (770)

 Tax rate differential                    (135)     (98)   (104)

 Other items, net                          130       88      75

Total provision for income taxes        $3,541   $2,646  $2,428

Provision has not been made for state and foreign income tax expense since this expense is minimal. Premium taxed are paid to various states where premium revenue is earned. Premium taxes are included in the statement of income as operating expenses.

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                                 1997      1996
Deferred tax liability:                          (in thousands)

Equity in net earnings of affiliate            $ 4,062  $ 3,400
Excess pension benefit                             436      436
Deferred policy acquisition costs               11,742   10,268
Present value of future profits                  7,067    5,851
Guaranty fund assessments                          536      589
Deferred and uncollected premium                 3,769    3,602
Unrealized appreciation on marketable
  securities                                     1,347      355
Other taxable temporary differences              4,442    3,838
     Total deferred tax liability               33,401   28,339

Deferred tax asset:

Policy reserves                                 11,146    9,553
Net operating loss carry
  forward                                          159      513
Alternative minimum tax credit                     407      146
Accrued liabilities                                 58      175
     Total deferred tax assets, net             11,770   10,387
     Net deferred tax liability                $21,631  $17,952

Deferred federal income tax expense (benefit) of $992,000 and $(1,357,000) for 1997 and 1996, respectively, have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the balance of the deferred tax liability. This increase or decrease in deferred tax liability has been recorded as reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense, included in net income from operations.

Family Life is eligible for a special deduction allowed to small life insurance companies equal to 60 percent of tentative life insurance company taxable income, subject to certain limitations.

Provision for U.S. income taxes has not been made on a portion of the undistributed earnings of ILCO from the date of the Company's investment since the Company expects such earnings to be remitted in the form of dividends. The Company has provided for the tax on the undistributed earnings of ILCO net of the dividends received deduction expected to be allowed when such dividends are paid. The Company expects that additional deferred taxes would be payable on the undistributed earnings of ILCO if the Company should sell its investment.

At December 31, 1997, FIC's 1995 federal income tax return was under review by the IRS. The statute of limitations for examinations remains open for all tax years subsequent to 1992.

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

The amount remaining under this agreement that had not yet been approved for transfer to Merrill Lynch was $106,221 and $116,310 at December 31, 1997 and 1996, respectively.

The amounts in the consolidated financial statements for reinsurance ceded are as follows:

                                          December 31,
                                        1997      1996      1995
                                           (in thousands)
Future policy benefits               $ 9,765   $ 5,729  $ 1,784
Unearned premiums                         90         4        5
Other policy claims and
 benefits payable                      1,279       426      594
                                     $11,134   $ 6,159  $ 2,383



                                       For the twelve months
                                              ended
                                            December 31,
                                        1997      1996      1995
                                           (in thousands)

Premiums                             $ 6,169  $ 6,259   $ 1,531
Policyholder benefits and expenses   $ 1,697  $   670   $   372

Estimated amounts recoverable from reinsurers on paid claims were $64,142 and $43,657 in 1997 and 1996, respectively. These amounts were included in other receivables in the consolidated financial statements at December 31, 1997 and 1996.

9.  Shareholders' Equity

The Company's ability to pay dividends to its shareholders is affected, in part, by receipt of dividends from Family Life and ILCO.

Family Life is domiciled in the state of Washington. Under current Washington law any proposed payment of dividends or distribution by the insurance subsidiary which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31, or (ii) statutory net gain from operations, is called an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner.

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

However, the Company does not directly own its life insurance subsidiary's stock, but instead indirectly owns that stock through two downstream holding companies, FLIIC and FLC, whose ability to pay dividends to the Company is significantly limited by some of the subordinated notes referred to in Note 6 during the terms of those loans. Consolidated net assets of FLIIC and FLC aggregated approximately $53,158,000, and $64,667,000, respectively at December 31, 1997 and $44,704,000 and $56,490,000, respectively at December
31, 1996.

The ability of ILCO to pay dividends to the Company and the other shareholders of ILCO is affected by receipt of dividends from its insurance subsidiaries, which are generally limited by law to the greater of their net income for the prior year or 10% of capital and surplus. In addition, ILCO's senior loan restricts it from paying any dividends on its common stock during the term of that loan.

Capital and surplus of Family Life as reported to insurance regulators and as determined in accordance with statutory accounting practices prescribed or permitted by the state of Washington aggregates approximately $30,386,953 and $24,919,158 at December 31, 1997 and 1996, respectively. Statutory net income aggregated approximately $13,302,000 and $9,153,000 for the years ended December 31, 1997 and 1996, respectively.

The Company employed no permitted statutory accounting practices that individually or in the aggregate materially affected statutory surplus or risk-based capital at December 31, 1997 or 1996.

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

     c. Effective April 1, 1997, the Family Life pension plan was amended to provide that the accrual rate for future service is 1.57% of Final Average Earnings multiplied by Credited Service after March 31, 1997, less .65% of Final Average Earnings up to Covered Compensation. With respect to service prior to April 1, 1997, the accrual rate described in paragraph (b), above, is applicable, with Average Final Earnings taking into account a participant's earnings subsequent to April 1, 1997.

Retirement Plan

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 40 years.
The pension costs for the plan includes the following components:

                                                 1997    1996
                                               (in thousands)
Service cost-benefits earned
 during the period                           $   88   $    81

Interest cost on projected
 benefit obligation                             509       497

Return on plan assets                          (719)     (690)

Amortization                                    -0-       -0-

Pension benefit                             $  (122)  $  (112)

The following summarizes the funded status of the plan at
December 31:
                                                1997      1996
                                               (in thousands)
Actuarial present value of:
 Vested benefit obligation                    $ 6,052   $ 6,227

 Accumulated benefit obligation               $ 6,052   $ 6,227

Projected benefit obligation                  $ 6,683   $ 6,563

Plan assets at market value                     8,361     8,990

Plan assets in excess of projected
 benefit obligations                            1,678     2,427
Unrecognized net loss (gain)                       33      (838)
Prepaid pension asset                         $ 1,711   $ 1,589

The significant assumptions for the plans are as follows:

The discount rate for projected benefit obligations was 7.75% for the years ended December 31, 1997 and 1996.

The assumed long-term rate of compensation increases was 6.0% for the years ended December 31, 1997 and 1996.

The long-term rate of return on plan assets was 8.0% for the years ended December 31, 1997 and 1996.

During 1995, the ILCO Employee Stock Ownership Plan and the ILCO
Savings and Investment Plan were amended to allow for the addition of Family Life as a participating employer, thus allowing Family Life employees to participate in the plans.

In 1997, the ILCO Savings and Investment Plan was amended to provide for a matching contribution by participating companies. The match, which is in the form of shares of ILCO common stock, is equal to 100% of an eligible participant's elective deferral contributions, as defined in the Plan, not to exceed 1% of the participant's plan compensation. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter.

Stock Option Plans

In 1984, the Company's shareholders adopted a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 1997, no options had been granted under this plan.

12. Leases

Family Life, occupies office facilities under lease agreements with unrelated third parties which expire over the next year. Certain office space leases may be renewed at the option of the Company.

Rent expense in 1997, 1996 and 1995 was $781,104, $886,189, and
$896,688 respectively.   Minimum annual rentals are as follows:

                        (in thousands)
                         1998    $  450
                         1999       415
                         2000       415
                         2001       415
                         2002       306
                   Thereafter        19
                        Total    $2,020

13. Related Party Transactions

The obligations of ILCO under the ILCO Senior Loan are guaranteed by FIC. FIC presently owns 1,966,346 shares of ILCO Common Stock, constituting 45.43% of such shares outstanding, and holds options to acquire an additional 1,702,155 shares at the average bid price of such shares during the six-month period preceding the date of any such purchase. In the event that such options were to be fully exercised, the total number of ILCO's shares owned by FIC would constitute 60.84% of ILCO's outstanding Common Stock. As described under the heading ILCO Senior Loan , the current Senior Loan of ILCO is scheduled to be fully repaid on October 1, 1998. Accordingly, unless ILCO s Senior Loan is extended, or ILCO otherwise incurs indebtedness which is guaranteed by FIC, FIC s rights under the 1986 option agreement would expire on October 1, 1998.

Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies; Dr. Payne serves as Vice President, Secretary and Director of both companies; Jeffrey Demgen and Theodore Fleron serve as Vice Presidents and Directors of both companies. Joe Crowe as Director of FIC and until his retirement in January, 1997 served as Vice President of FIC. Mr. Roy Mitte holds beneficial ownership of 34.39% of the outstanding shares of the Company (see "Security Ownership of Certain Beneficial Owners").

FIC Property, a subsidiary of FIC, conducted the leasing activities for the Bridgepoint Square properties previously owned by Investors-NA. In connection with the December, 1997 sale of Bridgepoint Square Offices by Investors-NA and Family Life Insurance Company, FIC Realty received a commission in the amount of $156,000, of which $122,538 was paid by Investors-NA and $33,462 by Family Life. In connection with the 1996 sale of Austin Centre by Investors-NA, FIC Realty received a commission in the amount of $123,350 from Investors-NA.

As part of the financing arrangement for the acquisition of Family Life, a $22.5 million loan was made by Investors-NA to FLC, a subsidiary of FIC, and a $2.5 million loan was made by Investors Life Insurance Company of California (Investors-CA), which was merged into Investors-NA in 1992, to FIC. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the FIC's five-for-one stock split, which was effective November 12, 1996, the option price is currently $2.10 per share. The options originally were to expire on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The Company paid $38 million plus accrued interest to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the subordinated debt was new subordinated loans totaling $34.5 million that FLC and another subsidiary of FIC obtained from Investors-NA. The principal amount of the new subordinated debt is payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loans that Investors-NA had previously made to FLC and that continue to be outstanding.

As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%,
(d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note $1,977,119 is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

FIC was reimbursed by ILCO for rental expense and certain other operating expenses incurred during 1997, 1996 and 1995 on behalf of ILCO. The amount of such reimbursement was approximately $822,000, $305,000 and $830,000, respectively.

All data processing needs are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a new subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of
providing those services  to all  of the  subsidiaries.   Family Life
paid $ 824,425 and ILCO's insurance subsidiaries paid $3,010,110 to FIC Computer for data processing services provided during 1997.

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

Pursuant to a Service Agreement between Family Life and Investors NA, the Company reimbursed Investors NA for certain operating expenses incurred on behalf of FLIC totaling approximately $14 million, $14 million, and $15 million in 1997, 1996 and 1995, respectively.

On May 8, 1989, ILCO'S Board of Directors granted Mr. Mitte, Chairman and CEO of FIC and ILCO, an option to purchase 600,000 shares (as adjusted for the three-for-one stock split effective February 15,
1990) of the Common Stock of ILCO in equal annual installments of 150,000 shares each. In 1992, the Chairman surrendered for cancellation 120,000 of these options. In October of 1993, the Company entered into an agreement with the Chairman whereby the Chairman agreed to surrender all of his remaining common stock options between 1993 and 1996. Pursuant to this agreement, all the remaining 121,500 options were surrendered as of December 31, 1996.

14. Commitments and Contingencies

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company.
Management believes that the resolution of such matters will not have a material impact on the financial statements.

15. Net Income Per Share
    (in thousands except per share data)

The following table reflects the calculation of basic and diluted earnings per share:
                                                 December 31,
                                           1997      1996     1995
                                            (amounts in thousands,
                                           except per share amounts)
Basic:
  Net income available to
   common shareholders                   $16,328   $ 16,157  $10,017
  Average weighted common
   stock outstanding                       5,428      5,428    5,428

  Basic earnings per share               $  3.01   $   2.98  $  1.85

Diluted:
  Net income available to
   common shareholders                   $16,328    $16,157  $10,017
  Average weighted common
   stock outstanding                       5,428      5,428    5,428
  Common stock options                       293        288      285
  Effect of shares ILCO owns of FIC          (86)       (88)     (89)
  Repurchase of treasury stock               (46)       (60)     (84)
Common stock and common
   stock equivalents                       5,589      5,568    5,540

  Diluted earnings per share             $  2.92    $  2.90  $  1.81

16. Business Concentration

The Company's insurance subsidiary, Family Life provides mortgage protection life, disability and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes a significant number of these financial institutions provide Family Life with customer lists. In 1997, premium income from these products was derived from forty-nine states with concentrations of approximately 23% and 25% in California and Texas, respectively. In 1996, these amounts were 23% and 24%, respectively.

17. Quarterly Financial Data (unaudited)

                             (in thousands, except per share data)
                                 Three Months      Three Months
                                    Ended             Ended
                                   March 31,         June 30,
                                1997      1996     1997     1996


Total revenues                $14,076   $15,014  $14,367  $15,073

Net income                    $ 2,228   $ 8,616  $ 2,221  $ 2,778

Basic earnings per share      $  0.41   $  1.59  $  0.41  $  0.51

Diluted earnings per share    $  0.40   $  1.55  $  0.40  $  0.50


                            Three Months           Three Months
                               Ended                   Ended
                            September 30,           December 31,
                           1997       1996         1997      1996


Total revenue              $14,170   $14,978      $18,504  $14,863

Net income                 $ 2,603   $ 2,165      $ 9,305  $ 2,598

Basic earnings per share   $  0.48   $  0.40      $  1.71  $  0.48

Diluted earnings per share $  0.47   $  0.39      $  1.66  $  0.47


              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
               SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN
                       INVESTMENTS IN RELATED PARTIES

                                   DECEMBER 31, 1997
                                    (in thousands)

Column A                             Column B     Column C   Column D

                                                            Amount
                                                            Shown
                                                            on the
                                    Amortized      Fair     Balance
Type of Investment                     Cost        Value     Sheet

Fixed maturities:
 Bonds:
 United States Government and
  government agencies and
  authorities                       $ 18,142     $ 19,116  $ 19,116
 States, municipalities and
  political subdivisions               2,989        3,092     3,092
Corporate securities                  18,996       19,412    19,412
Mortgage-backed securities            38,927       40,234    40,234

      Total fixed maturities          79,054       81,854    81,854

Equity securities:
 Common stocks:
 Industrial and miscellaneous
  other                                   11            4         4

      Total equity securities             11            4         4

Policy loans                           2,748        2,748     2,748
Short-term investments                34,475       34,475    34,475
      Total investments             $116,288     $119,081  $119,081


              FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
         SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                               BALANCE SHEETS

                                                 DECEMBER 31,
                                                1997      1996
                                                (in thousands)
  ASSETS

Cash                                         $     54  $     52
Short-term Investments                          1,103     1,926
Long-Term bonds                                    16        16
Common Stock                                        4         4
Investments in subsidiaries*                  117,286    90,815
Property, plant and equipment, net                474     6,176
Other assets                                    1,018     1,086
Accounts receivable                                77        57
                                             $120,032  $100,132


      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Subordinated notes payable                  $  3,358  $  4,253
 Other liabilities and intercompany
  payables                                      2,825     3,805
                                                6,183     8,058
Shareholders' equity:
 Common stock, $.20 par value,
  10,000,000 shares authorized;
  5,845,300 shares issued, 5,427,965
  shares outstanding in 1997 and 1996           1,169     1,169
Additional paid-in capital                      7,225     7,225
Net unrealized gain on investments
 in fixed maturities available for sale         6,660     1,220
Net unrealized appreciation
 of equity securities
 held by insurance subsidiary                      32        25

Retained earnings (including $95,703
 and $78,745 of undistributed earnings
 of subsidiaries at December 31, 1997
 and 1996, respectively)                       99,185    82,857
                                              114,271    92,496
Common Treasury stock, at cost, 417,335
 shares in 1997 and 1996                         (422)     (422)
  Total shareholders' equity                  113,849    92,074
   Total liabilities and
    shareholders' equity                    $ 120,032  $100,132

*Eliminated in consolidation


              FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
         SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,
                           STATEMENTS OF INCOME

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                                 1997       1996
                                                  (in thousands)


Income                                        $  1,375    $   811

Operating expenses                               1,136        461
Interest expense*                                  869        977
                                                 2,005      1,438

Income (loss) from operations                     (630)      (627)


Equity in undistributed earnings
 from subsidiaries                              16,958     16,784

Net income                                    $ 16,328    $16,157

*In consolidation, $179 is reported as a reduction in equity in earnings of unconsolidated subsidiary.


              FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
         SCHEDULE II - CONDENSED STATEMENTS OF REGISTRANT, Continued
                          STATEMENTS OF CASH FLOWS

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                                  1997      1996
                                                  (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                    $ 16,328  $ 16,157

 Adjustments to reconcile net income to net
  cash used in operating activities:
   (Increase) decrease in accounts receivables    (20)         3

   Increase in investment in subsidiaries*    (21,024)   (13,619)

   Decrease in other assets                        68          2

   Decrease in other liabilities
    and intercompany payables                    (980)      (694)

   Decrease in property and equipment           5,702         26

     Net cash used in operating activities         74      1,875

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term investments              823     (1,926)

Subordinated notes payable issued to
  Investors-NA                                   (895)        32

     Net cash provided by financing
      activities                                  (72)    (1,894)

    Decrease in cash                                2        (19)

Cash, beginning of year                            52         71

Cash, end of year                            $     54   $     52


*Eliminated in consolidation


            FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                          SCHEDULE IV-REINSURANCE
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                               (in thousands)

                              Ceded to     Assumed            Percentage
                   Direct       Other     From Other   Net     of Amount
                   Amount     Companies   Companies   Amount    Assumed

1997

Life Insurance
 in-force         $7,809,531 $  403,600 $    6,663 $7,412,594   0.09%

Premium:
 Life insurance   $   51,938 $    5,761 $       94 $   46,271   0.20%
 Accident-health
  insurance              934        408        -0-        526   0.00%

Total             $   52,872 $    6,169 $       94 $   46,797   0.20%

1996

Life Insurance
 in-force         $8,324,406 $  365,103 $   5,772  $7,965,075   0.07%

Premium:
 Life insurance   $   55,124 $    6,257 $      64  $   48,931   0.13%
 Accident-health
  insurance            1,244          1         0       1,243   0.00%

Total             $   56,368 $    6,258 $      64  $   50,174   0.13%

1995

Life Insurance
 in-force         $8,677,064 $  314,826 $   4,162  $8,366,400   0.05%

Premium:
Life insurance    $   57,269 $    1,526 $      56  $   55,799   0.10%
Accident-health
 insurance             1,471          5         0       1,466   0.00%

Total             $   58,740 $    1,531 $      56  $   57,265   0.10%




                                 EXHIBIT INDEX


Exhibit No. Page Nos.      March 26, 1998


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

10(aab) Hotel Lease Agreement dated as of August 22, 1991 between Investors Life Insurance Company of North America and FIC Realty Services, Inc. filed as exhibit 10(aab) by Registrant on Form 10-K for the year ended December 31, 1991 is hereby incorporated by reference.

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

10(aav) Amendment No. 2 dated December 12, 1996, effective June 12, 1996 to the note dated June 12, 1991 in the amount of $22.5 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America filed as exhibit 10(aav) by Registrant on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

10(aaw)                     (i)   Amendment No. 1 dated December 12, 1996,
                                  effective June 12, 1996 to the note dated
                                  June 12, 1991 in the amount of $2.5
                                  million made by Financial Industries
                                  Corporation in favor of Investors Life
                                  Insurance Company of California filed as
                                  exhibit 10(aaw)(i) by Registrant on Form
                                  10-K for the year ended December 31, 1996 is hereby incorporated by reference.

                       (ii) Amendment No. 1 dated December 12, 1996,
                            effective June 12, 1996 to the "payment
                            in kind" provisions of the note dated
                            June 12, 1991 in the amount of $2.5
                            million made by Financial Industries
                            Corporation in favor of Investors Life
                            Insurance Company of North America filed as exhibit 10(aaw)(ii) by Registrant on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

10(aax) Amendment No. 1 dated December 12, 1996, effective June 12, 1996 to the note dated July 30, 1993 in the amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America filed as exhibit 10(aax) by Registrant on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

10(aay) Amendment No. 1 dated December 12, 1996, effective June 12, 1996 to the note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America filed as exhibit 10(aay) by Registrant on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

10(aaz) Amendment Agreement dated December 12, 1996 amending the Option Agreement by Financial Industries Corporation in favor of Investors Life Insurance Company of North America and Investors Life Insurance Company of California filed as exhibit 10(aaz) Registrant on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

21                     Ex-9       Subsidiaries of Registrant.

28 Report on Form 10-K filed by ILCO for the year ended December 31, 1997 is hereby incorporated by reference in its entirety.

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