Form 10-Q
period 1998-03-31
FINANCIAL INDUSTRIES CORP
filed 1998-05-15
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549




                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES ACT OF 1934


For the Quarterly Period Ended March 31, 1998
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


                                INDEX

                                                     Page No.




PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
     March 31, 1998 and December 31, 1997................... 3

Consolidated Statements of Income
     For the three month periods ended
     March 31, 1998 and 1997................................ 5

Consolidated Statements of Cash Flows
     For the three month periods ended
     March 31, 1998 and 1997................................ 6

Notes to Consolidated Financial Statements...................8

Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.........11

PART II

Other  Information..........................................21

Signature  Page.............................................23

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)

                                           March 31    Dec. 31
ASSETS                                        1998         1997
                                                (unaudited)

Investments:

Fixed maturities available for sale, at
market value (amortized cost of
$83,642 and $79,054 at 1998 and 1997,
respectively)                              $ 86,131    $ 81,854


Equity securities, at market value
 (cost approximates $11)                          4           4

Policy loans                                  2,822       2,748

Short-term investments                       28,801      34,475

Total Investments                           117,758     119,081


Cash and cash equivalents                       838         508

Investment in affiliate                      67,261      66,752

Accrued investment income                       990       1,184

Agent advances and other receivables          6,888       6,474

Reinsurance receivables                      11,462      11,086

Property and equipment, net                   1,724       1,724

Deferred policy acquisition costs            45,862      45,122

Present value of future profits of
acquired businesses                          32,924      34,437

Due and deferred premiums                    11,154      11,134

Other assets                                  5,166       6,346

Separate account assets                         510         476

Total Assets                               $302,537    $304,324



            The accompanying notes are an integral part of the
                    consolidated financial statements.


             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)



LIABILITIES AND SHAREHOLDERS' EQUITY       March 31    Dec. 31,
                                               1998        1997
Liabilities:                               (unaudited
Policy liabilities and contract holder
deposit funds:
Future policy benefits                     $  60,395   $  59,987
Contract holder deposit funds                 44,663      44,304
Unearned premiums                                 90          90
Other policy claims and
 benefits payable                              4,245       5,315
                                             109,393     109,696

Subordinated notes payable to affiliate       52,256      53,792
Deferred federal income taxes                 21,959      21,631
Other liabilities                              3,094       4,880
Separate account liabilities                     510         476
Total Liabilities                            187,212     190,475


Commitments and contingencies

Shareholders' Equity:

Common stock, $.20 par value,10,000,000
shares authorized; 5,845,300 issued and
5,427,965 shares outstanding in 1998 and
1997                                           1,169       1,169
Additional paid-in capital                     7,225       7,225
Accumulated other comprehensive income         5,835       6,692
Retained earnings                            101,518      99,185
                                             115,747     114,271
Common treasury stock, at cost, 417,335
shares in 1998 and 1997                         (422)       (422)


Total Shareholders' Equity                   115,325     113,849

Total Liabilities and Shareholders' Equity   302,537     304,324


          The accompanying notes are an integral part of the
                     consolidated financial statements.

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTH PERIOD
                       ENDED MARCH 31, 1998 AND 1997
           (in thousands of dollars, except for per share data)
                                (unaudited)

                                            March 31,  March 31,
Revenues:                                      1998        1997

Net premiums                                $   9,764  $  10,013
Net investment income                           1,938      2,220
Earned insurance charges                        1,427      1,246
Other                                             347        597
   Total                                       13,476     14,076

Benefits & expenses:

Policyholder benefits and expenses              4,108      4,675
Interest expense on contractholder
deposit funds                                     640        583
Amortization of present value of future
profits of acquired businesses                  1,513      1,552
Amortization of deferred policy
acquisition costs                               1,196      1,202
Operating expenses                              3,099      2,809
Interest expense                                  719        883
   Total                                       11,275     11,704


Income before federal income taxes and
equity in net earnings of affiliate             2,201      2,372

Provision for federal income taxes                400        586


Income before equity in net earnings of
affiliate                                       1,801      1,786


Equity in net earnings of affiliate               532        442
Net Income                                  $   2,333  $   2,228


Net income per share:
Basic:
Weighted average common stock outstanding       5,428      5,428
Basic earnings per share                    $    0.43  $    0.41


Diluted:
Common stock and common stock equivalents       5,603      5,568
Diluted earnings per share                  $    0.42  $    0.40





            The accompanying notes are an integral part of the
                     consolidated financial statements.



             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD
                       ENDED MARCH 31, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                             3 Months Ended
                                               March 31


                                              1998        1997


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                 $  2,333    $  2,228

Adjustments to reconcile net income to
net cash provided by operating
activities:
Amortization of present value of future
profits of acquired businesses                1,513       1,552
Amortization of deferred policy
acquisition costs                             1,196       1,202
Equity in undistributed earnings of
affiliate                                    (1,220)     (1,230)

Changes in assets and liabilities:

Decrease in accrued investment income           194         174

Increase in agent advances and other
receivables                                    (742)       (363)


Policy acquisition costs deferred            (1,936)     (2,191)


(Decrease) increase in policy liabilities
and contract holder deposit funds              (303)        848



Increase in due and deferred premiums           (68)        (12)

Decrease in other liabilities                (1,786)       (465)

Increase (decrease) in deferred federal
income taxes                                    328         (68)


Decrease (increase) in other assets           1,180        (263)

Other, net                                       (2)        220

Net cash provided by operating activities  $    687    $  1,632







            The accompanying notes are an integral part of the
                     consolidated financial statements.

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD
                       ENDED March 31, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                               3 Months Ended
                                                  March 31,


                                               1998        1997

CASH FLOWS FROM INVESTING ACTIVITIES


Investments purchased                      $ (9,082)   $ (3,058)

Proceeds from sales and maturities of
Investments                                   4,661       3,329

Net change in short-term investments          5,674         296
Increase in policy loans                        (74)        (79)

Purchases & retirements of equipment, net       -0-        (582)

Net cash provided by (used in )
investing activities                          1,179         (94)


CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt                            (1,536)     (1,537)

Net cash used in financing
activities                                   (1,536)     (1,537)

Net increase in cash and cash
equivalents                                     330           1

Cash and cash equivalents, beginning of
period                                          508         308


Cash and cash equivalents, end of period   $    838    $    309




            The accompanying notes are an integral part of the
                     consolidated financial statements.



          FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1997 previously filed with the Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment of FIC in InterContinental Life Corporation ("ILCO") is presented using the equity method. All significant intercompany items and transactions have been eliminated.

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standard (FAS) No. 130, " Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, other comprehensive income and its components including, as applicable, foreign currency income, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the three months ended March 31, 1998 and March 31, 1997 is $1.5 million and $(1.8) million, respectively.

          FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a reconciliation of accumulated other comprehensive income from December 31, 1997 to March 31, 1998 (in thousands):

                    Net
                    Unrealized
                    Gain on
                    Investments    Net            Total
                    In fixed       apreciation    accumulated
                    Maturities     (depreciation) other
                    Available      of equity      comprehensive
                    For sale       securities     income

Balance at
December 31, 1997   $ 6,660        $      32      $ 6,692
Current period
change                 (822)             (35)        (857)
Balance at
March 31, 1998      $ 5,838        $     (3)      $ 5,835





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

New Accounting Pronouncements, continued

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

    In December 1997, the Accounting Standards Executive Committee
      issued Statement of Position ("SOP") 97-3, "Accounting by
          FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operation:


For the three-month period ended March 31, 1998, Financial Industries Corporation's ("FIC") net income was $2,333,000 (basic earnings of $0.43 per common share, or diluted earnings of $0.42 per common share) as compared to $2,228,000 (basic earnings of $0.41 per common share, or diluted earnings of $0.40 per common share) in the first three months of 1997. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were convereted or exercised. For the three month period ended March 31, 1997, earnings per share have been restated to reflect the effect of FAS No. 128.


                        Results of Operations

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the three-month period ended March 31, 1998, was $2,201,000 (on revenues of
$13,476,000), as compared to $2,372,000 (on revenues of $14,076,000) in the first three months of 1997.

Premiums for the first three months of 1998, net of reinsurance ceded, were $9.8 million, as compared to $10.0 million in the first three months of 1997. Policyholder benefits and expenses were $4.1 million in the 1998 period, as compared to $4.7 million in the first three months of 1997.

As of March 31, 1998, the market value of the fixed maturities available for sale segment was $86.1 million as compared to an amortized value of $83.6 million, or an unrealized gain of $2.5 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this gain will be realized in the future. The net of tax effect of this increase ($1.6 million at March 31, 1998) has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

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



      Equity in Net Income of InterContinental Life Corporation

General:

Prior to the acquisition of Family Life Insurance Company ("Family Life") in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in InterContinental Life Corporation ("ILCO"). For the three-month period ended March 31, 1998, the Company's equity in the net earnings of ILCO, net of federal income tax, was $532,000, as compared to $442,000 for the first three months of 1997.

FIC currently owns 1,795,146 shares of ILCO's common stock, and holds options to acquire an additional 1,702,155 shares. The options were granted under an option agreement between FIC and ILCO which was entered into in March, 1986 ("Option Agreement"). In addition, Family Life currently owns 171,200 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 1,966,346 shares (approximately 45%) of ILCO's common stock and holds options to acquire 1,702,155 shares. If all of FIC's rights under the Option Agreement were to be presently exercised, FIC's ownership would amount to approximately 60% of the issued and outstanding shares of ILCO's common stock. The Option Agreement provides that it continues in effect as long as FIC guarantees indebtedness of ILCO. The current Senior Loan of ILCO is scheduled to be fully repaid on October 1, 1998. Accordingly, unless ILCO's Senior Loan is extended, or ILCO otherwise incurs indebtedness which is guaranteed by FIC, FIC's rights under the Option Agreement would expire on October 1, 1998.

As of March 31, 1998, the market value of ILCO's fixed maturities available for sale segment was $461.6 million as compared to an amortized cost of $446.2 million, or an unrealized gain of $15.4 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 45% of the common stock of ILCO, the net of tax effect of this increase ($4.2 million at March 31, 1998) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity.

Liquidity and Capital Resources of ILCO:

ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America ("Investors-NA") and its subsidiary, Investors Life Insurance Company of Indiana (formerly InterContinental Life Insurance Company). ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

In December 1997, InterContinental Life Insurance Company ("ILIC"), an indirect subsidiary of ILCO, transferred its domicile from New Jersey to Indiana. Following the completion of the redomestication, ILIC merged with Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company and referred to as "Pre-Merger Investors-IN" for purposes of identifying the entity prior to the December, 1997 merger transaction described below), with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. The redomestication, merger and name change was previously described in detail in the Company's Form 10-K for the year ended December 31, 1997.

The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies and the 1995 acquisition of Pre-Merger Investors-IN. As of December 31, 1997, the outstanding principal balance of ILCO's senior loan obligations was $11.0 million due to the prepayment by ILCO of a payment originally scheduled for the first querter of 1998. As a result, the outstanding principal balance of ILCO's senior loan obligation was $11.0 million at March 31, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of March 31, 1998, the outstanding principal balances of the surplus debentures were $4.96 million and $18.34 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 1998, the statutory capital and surplus of Investors-NA was $71.9 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or
(ii) the insurer's net gain from operations for the previous year. As of March 31, 1998, Investors-NA had earned surplus of $34.7 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $19.1 million at March 31, 1998.

The Form 10-Qs of ILCO for the three-month periods ended March 31, 1998 and March 31, 1997, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                   Liquidity and Capital Resources:

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO.
FIC's primary sources of capital consists of cash flow from operations of its subsidiaries.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of March 31, 1998, the outstanding balance of such indebtedness was $52.3 million on the Subordinated Notes granted by Investors-NA. On April 17, 1996, the Senior Loan granted by a group of banks was completely paid off.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor").
However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 1998, the statutory capital and surplus of Family Life was $30.4 million, an amount substantially
in excess of the surplus floor.   As of March 31, 1998, the
principal balance of the Surplus Debenture was $29.6 million.
The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.


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

The sources of funds for Family Life consist of premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments. These funds are applied primarily to provide for the payment of claims under insurance and annuity policies, operating expenses, taxes, investments in portfolio securities, shareholder dividends and payments under the provisions of the Surplus Debenture.

FIC's net cash flow provided by operating activities was $687,000 in the first three months of 1998, as compared to $1,632,000 in the first three months of 1997. Net cash flow used in financing activities was $(1,536,000) in the 1998 period, as compared to $(1,537,000) in the first three months of 1997.

In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly-owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan and the repayment of the ILCO Subordinated Loans, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to the ILCO Senior Loan, with an outstanding principal balance at March 31, 1998 of $11.0 million.

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

                             Investments

As of March 31, 1998, the Company's investment assets totaled
$117.8 million, as compared to $110.2 million as of March 31, 1997.

The level of short-term investments at March 31, 1998 was $28.8 million, as compared to $25.3 million as of March 31, 1997. The fixed maturities available for sale portion represents $86.1 million of investment assets as of March 31, 1998, as compared to $82.5 million at March 31, 1997. The amortized cost of fixed maturities available for sale as of March 31, 1998 was $83.6 million representing a net unrealized gain of $2.5 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of March 31, 1998, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

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

The Plan calls for an upgrade of the Family Life's administrative systems by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant. The administrative systems which are not modified will be converted onto the Company's CK/4 System, a system designed to be Y2K compliant according to the representations of the vendor.

A material number of policies administered by Family Life, will be modified rather than converted. The modification of the PMS system (administering approximately 122,000 policies for Family
Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 21,400 policies for Family
Life) is scheduled for completion at the end of September, 1999.

A non-material number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 49,280 policies for Investors-NA) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 17,285 policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the Lifecomm-B system which is responsible for the 19,205 policies assumed after the acquisition of State Auto Life is also scheduled for completion in April, 1999. The conversion of the Lifecomm-A system (administering approximately 65,266 policies for Investors-NA) is now scheduled for completion in September of 1999.

In 1997, FIC Computer Services - a subsidiary of FIC which provides data processing services for the Company and its affiliates - purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. This hardware and software will be tested in 1998. The telephone system has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

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

The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, a company may disclose pro forma earnings per share amounts that would have resulted if it had applied the Statement in an earlier period. The Company adopted FAS No. 128 in its annual financial statements for the year ended December 31, 1997.

In June, 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Total comprehensive income is required to be reported in condensed interim financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company adopted FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years.

In June, 1997, the FASB issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS No. 131 requires that financial information be reported on the basis that it is used internally for evaluating performance. The Company adopted FAS 131 effective January 1, 1998 and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The adoption of FAS No. 131 did not have a material impact on the Company's results of operations, liquidity or financial position.

In February, 1998, the FASB issued FAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which revises current disclosure requirements for employers' pension and other retiree benefits. FAS No. 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS No. 132 effective January 1, 1998, with restatement of disclosures for earlier years. The adoption of FAS No. 132 did not have a material impact on the Company's results of operations, liquidity or financial position.

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


          FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


Part II.Other Information

Item 1.  Legal Proceedings

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact upon the financial statements.

ILCO and Investors-NA are defendants in a lawsuit which was filed in October, 1996, in Travis County, Texas. CIGNA Corporation, an unrelated Company, is also a named defendant in the lawsuit. The named plaintiffs in the suit (a husband and wife), allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors-NA in 1992) utilized unfair sales practices. The named plaintiffs seek reformation of the life insurance contracts and an unspecified amount of damages. The named plaintiffs also seek a class action as to similarly situated individuals. No certification of a class has been granted as of the date hereof. The Company believes that the suit is without merit and intends to vigorously defend this matter.

In August, 1997, another individual filed a similar action in Travis County, Texas against the corporate entities identified above. The lawsuit involves the same type of policy and includes allegations which are substantially identical to the allegations in the first action. The named plaintiff also seeks class certification. The Company believes that the court would consider class certification with respect to only one of these actions. The Company also believes that this action is without merit and intends to vigorously defend this matter.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Form 10-K Annual Report of Registrant for the year ended December 31, 1997 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

     (b)  Reports on Form 8-K:

          None



          FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES



                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         FINANCIAL INDUSTRIES CORPORATION

                            /s/ James M. Grace
                         James M. Grace, Treasurer



Date:   May 15, 1998