Form 10-Q
period 1998-06-30
FINANCIAL INDUSTRIES CORP
filed 1998-08-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549




                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES ACT OF 1934


For the Quarterly Period Ended June 30, 1998
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

                                           YES  X    NO

Number of common shares outstanding ($.20 par value) at end of period:5,427,965.










          FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                INDEX

                                                     Page No.




PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
      June 30, 1998 and December 31, 1997................... 3

Consolidated Statements of Income
      For the three and six month periods ended
      June 30, 1998 and 1997................................ 5

Consolidated Statements of Cash Flows
      For the three and six month periods ended
      June 30, 1998 and 1997................................ 7

Notes to Consolidated Financial Statements...................11

Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.........13

PART II

Other  Information..........................................23

Signature  Page.............................................25

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)

                                           June 30,     Dec. 31,
ASSETS                                        1998          1997
                                           (unaudited)

Investments:

Fixed maturities available for sale, at
 market value (amortized cost of
 $81,932 and $79,054 at 1998 and 1997,
 respectively)                             $ 84,844     $ 81,854

Equity securities, at market value
 (cost approximates $11)                          4            4

Policy loans                                  2,961        2,748

Short-term investments                       30,965       34,475

Total Investments                           118,774      119,081


Cash and cash equivalents                     1,210          508

Investment in affiliate                      69,251       66,752

Accrued investment income                     1,252        1,184

Agent advances and other receivables          6,520        6,474

Reinsurance receivables                      12,306       11,086

Property and equipment, net                   1,758        1,724

Deferred policy acquisition costs            46,926       45,122

Present value of future profits of
acquired businesses                          31,168       34,437

Due and deferred premiums                    11,380       11,134

Other assets                                  5,338        6,346

Separate account assets                         520          476

Total Assets                               $306,403     $304,324







            The accompanying notes are an integral part of the
                    consolidated financial statements.


             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)



LIABILITIES AND SHAREHOLDERS' EQUITY       June 30,     Dec. 31,
                                               1998         1997
Liabilities:                               (unaudited)
Policy liabilities and contract holder
 deposit funds:
Future policy benefits                     $  60,776    $  59,987
Contract holder deposit funds                 44,693       44,304
Unearned premiums                                 90           90
Other policy claims and
 benefits payable                              4,258        5,315
                                             109,817      109,696

Subordinated notes payable to affiliate       50,719       53,792
Deferred federal income taxes                 22,889       21,631
Other liabilities                              3,686        4,880
Separate account liabilities                     520          476
Total Liabilities                            187,631      190,475


Shareholders' Equity:

 Common stock, $.20 par value,10,000,000

  shares authorized; 5,845,300 issued and
 5,427,965 shares outstanding in 1998 and
  1997                                         1,169        1,169
 Additional paid-in capital                    7,225        7,225
 Accumulated other comprehensive income        6,790        6,692
 Retained earnings                           104,010       99,185
                                             119,194      114,271
 Common treasury stock, at cost, 417,335
  shares in 1998 and 1997                       (422)        (422)

Total Shareholders' Equity                   118,772      113,849

Total Liabilities and Shareholders' Equity $ 306,403    $ 304,324











            The accompanying notes are an integral part of the
                     consolidated financial statements.

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTH PERIOD ENDED
                           JUNE 30, 1998 AND 1997
           (in thousands of dollars, except for per share data)
                                (unaudited)

                                                3 Months Ended
                                                    June 30,

Revenues:                                      1998        1997

Net premiums                                $   9,957  $  10,268
Net investment income                           1,983      2,283
Earned insurance charges                        1,738      1,084
Other                                             350        732
   Total                                       14,028     14,367



Benefits & expenses:

Policyholder benefits and expenses              3,796      4,531
Interest expense on contractholder
deposit  funds                                    566        687
Amortization of present value of future
 profits of acquired businesses                 1,756      1,522
Amortization of deferred policy
 acquisition costs                              1,070      1,080
Operating expenses                              3,500      3,333
Interest expense                                  682        856
   Total                                       11,370     12,009


Income before federal income taxes and
equity in net earnings of affiliate             2,658      2,358

Provision for federal income taxes                733        680


Income before equity in net earnings of
 affiliate                                       1,925      1,678


Equity in net earnings of affiliate                568        543
 Net Income                                    $ 2,493    $ 2,221


Net income per share:
Basic:
Weighted average common stock outstanding       5,428      5,428
Basic earnings per share                    $    0.46  $    0.41


Diluted:
Common stock and common stock equivalents       5,603      5,568
Diluted earnings per share                  $    0.44  $    0.40

            The accompanying notes are an integral part of the
                     consolidated financial statements.

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE SIX MONTH PERIOD ENDED
                           JUNE 30, 1998 AND 1997
           (in thousands of dollars, except for per share data)
                                (unaudited)

                                               6 Months Ended
                                                   June 30,

Revenues:                                      1998        1997

Net premiums                                $  19,721  $  20,281
Net investment income                           3,921      4,503
Earned insurance charges                        3,165      2,330
Other                                             697      1,329
   Total                                       27,504     28,443




Benefits & expenses:

Policyholder benefits and expenses              7,904      9,206
Interest expense on contractholder
deposit funds                                   1,206      1,270
Amortization of present value of future
 profits of acquired businesses                 3,269      3,074
Amortization of deferred policy
 acquisition costs                              2,266      2,282
Operating expenses                              6,599      6,142
Interest expense                                1,401      1,739
   Total                                       22,645     23,713


Income before federal income taxes and
equity in net earnings of affiliate             4,859      4,730

Provision for federal income taxes              1,133      1,266


Income before equity in net earnings of
 affiliate                                      3,726      3,464


Equity in net earnings of affiliate             1,100        985
Net Income                                   $  4,826    $ 4,449


Net income per share:
Basic:
Weighted average common stock outstanding       5,428      5,428
Basic earnings per share                    $    0.89  $    0.82


Diluted:
Common stock and common stock equivalents       5,603      5,568
Diluted earnings per share                  $    0.86  $    0.80

            The accompanying notes are an integral part of the
                     consolidated financial statements.


             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTH PERIOD ENDED
                          JUNE 30, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                           3 Months Ended
                                               June 30,


                                              1998        1997



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                 $  2,493    $  2,221

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Amortization of present value of future
 profits of acquired businesses               1,756       1,522
Amortization of deferred policy
 acquisition costs                            1,070       1,080
Equity in undistributed earnings of
 affiliate                                   (1,253)     (1,328)

Changes in assets and liabilities:

Increase in accrued investment income          (262)       (160)

Increase in agent advances and other
receivables                                    (524)        (13)


Policy acquisition costs deferred            (2,134)     (2,001)


Increase in policy liabilities
 and contractholder deposit funds               424         127

Increase in due and deferred premiums          (178)       (100)

Increase (decrease) in other liabilities        592        (831)


Increase in policy loans                       (139)       (120)

Increase in deferred federal income taxes       930         800

(Increase) decrease in other assets            (172)      1,325

Other, net                                     (207)       (703)

Net cash provided by operating activities  $  2,396    $  1,819



            The accompanying notes are an integral part of the
                     consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                             June 30, 1998 and 1997
                           (in thousands of dollars)
                                  (unaudited)

                                           3 Months Ended
                                               June 30,


                                               1998        1997

CASH FLOWS FROM INVESTING ACTIVITIES


Investments purchased                      $    -0-    $      2

Proceeds from sales and maturities of
 Investments                                  1,711         272

Net change in short-term investments         (2,164)      1,847


Purchases & retirements of equipment, net       (34)     (2,388)

Net cash used in investing activities          (487)       (267)



CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt                            (1,537)     (1,537)

Net cash used in financing
 activities                                  (1,537)     (1,537)

Net increase in cash and cash
 equivalents                                    372          15

Cash and cash equivalents, beginning of
 period                                         838         309


Cash and cash equivalents, end of period   $  1,210    $    324









            The accompanying notes are an integral part of the
                     consolidated financial statements.


             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTH PERIOD ENDED
                          JUNE 30, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                           6 Months Ended
                                               June 30,


                                              1998        1997



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                 $  4,826    $  4,449

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Amortization of present value of future
 profits of acquired businesses               3,269       3,074
Amortization of deferred policy
 acquisition costs                            2,266       2,282
Equity in undistributed earnings of
 affiliate                                   (2,473)     (2,558)

Changes in assets and liabilities:

(Increase) decrease in accrued investment
 income                                         (68)         14

Increase in agent advances and other
 receivables                                 (1,266)       (376)

Policy acquisition costs deferred            (4,070)     (4,192)

Increase in policy liabilities
 and contractholder deposit funds               121         975

Increase in due and deferred premiums          (246)       (112)

Decrease in other liabilities                (1,194)     (1,296)

Increase in policy loans                       (213)       (199)

Increase in deferred federal income taxes     1,258         732

Decrease in other assets                      1,008       1,062

Other, net                                     (209)       (483)

Net cash provided by operating activities  $  3,009    $  3,372





            The accompanying notes are an integral part of the
                     consolidated financial statements.

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTH PERIOD ENDED
                          June 30, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                           6 Months Ended
                                              June 30,


                                               1998        1997

CASH FLOWS FROM INVESTING ACTIVITIES


Investments purchased                      $ (9,082)   $ (3,056)

Proceeds from sales and maturities of
 Investments                                  6,372       3,601

Net change in short-term investments          3,510       2,143


Purchases & retirements of equipment, net       (34)     (2,970)

Net cash provided by (used in)
 investing activities                           766        (282)


CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt                            (3,073)     (3,074)

Net cash used in financing
 activities                                  (3,073)     (3,074)

Net increase in cash and cash
 equivalents                                    702          16

Cash and cash equivalents, beginning of
 period                                         508         308


Cash and cash equivalents, end of period   $  1,210    $    324













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

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting
Standard    No. 130 (SFAS), " Reporting Comprehensive Income."
The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency income, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity services. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the six months ended June 30, 1998 and June 30,1997 is $4.9 million and $4.3 million, respectively.


The following is a reconciliation of accumulated other comprehensive income from December 31, 1997 to June 30, 1998 (in thousands):


                                              Net            Total
                         Net unrealized       appreciation   accumulated
                         gain on investments  (depreciation) other
                         in fixed maturities  of equity      comprehensive
                         available for sale   securities     income

Balance at December 31, 1997     $  6,660         $    32      $  6,692
Current Period Change                 133             (35)           98
Balance at June 30, 1998         $  6,793         $   ( 3)     $  6,790


          FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements, continued



In June 1997, the FASB issued FAS No. 131, "Disclosures about
Segments of   an Enterprise and Related Information," which
establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company adopted FAS 131 effective January 1, 1998, and comparative information for earlier years will be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The adoption of FAS No. 131 did not have a material impact on the Company's results of operations, liquidity or financial position.

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS 132 effective January 1, 1998, with restatement of disclosures for earlier years required. The adoption of FAS No. 132 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

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


In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. The operations of the Company are not affected by the provisions of FAS No. 133.





Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operation:


For the six-month period ended June 30, 1998, Financial Industries Corporation's ("FIC") net income was $4,826,000 (basic earnings of $0.89 per common share, or diluted earnings of $0.86 per common share) as compared to $4,449,000 (basic earnings of $0.82 per common share, or diluted earnings of $0.80 per common share) in the first six months of 1997. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the six month period ended June 30, 1997, earnings per share have been restated to reflect the effect of FAS No. 128.


                        Results of Operations

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the six-month period ended June 30, 1998, was $4,859,000 (on revenues of $27,504,000), as compared to $4,730,000 (on revenues of $28,443,000) in the first six months of 1997.

Premiums for the first six months of 1998, net of reinsurance ceded, were $19.7 million, as compared to $20.3 million in the first six months of 1997. Policyholder benefits and expenses were $7.9 million in the 1998 period, as compared to $9.2 million in the first six months of 1997.

As of June 30, 1998, the market value of the fixed maturities available for sale segment was $84.8 million as compared to an amortized value of $81.9 million, or an unrealized gain of $2.9 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this gain will be realized in the future. The net of tax effect of this increase ($1.9 million at June 30, 1998) has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

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



      Equity in Net Income of InterContinental Life Corporation

General:

Prior to the acquisition of Family Life Insurance Company ("Family Life") in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in InterContinental Life Corporation ("ILCO"). For the six-month period ended June 30, 1998, the Company's equity in the net earnings of ILCO, net of federal income tax, was $1,100,000, as compared to $985,000 for the first six months of 1997.

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

As of June 30, 1998, the market value of ILCO's fixed maturities available for sale segment was $488.2 million as compared to an amortized cost of $470.2 million, or an unrealized gain of $18 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 45% of the common stock of ILCO, the net of tax effect of this increase ($5.3 million at June 30, 1998) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity.

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

On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell Life Insurance Company ("Grinnell Life") for a base purchase price of $16.4 million, subject to certain post-closing adjustments. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity. The operations of ILCO for the six-month period ending June 30, 1998 do not reflect the operations of Grinnell Life.

The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies and the 1995 acquisition of Meridian Life Insurance Company (which company was subsequently merged into another life insurance subsidiary of ILCO). As of December 31, 1997, the outstanding principal balance of ILCO's senior loan obligations was $11.0 million, which reflected the prepayment by ILCO of the payment originally scheduled for January 1, 1998. A regular payment, in the amount of $3.7 million was made on April 1, 1998 and a prepayment of the July 1st installment, in the amount of $3.7 million, was made on June 30, 1998. As a result, the outstanding principal balance of ILCO's senior loan obligations was $3.6 million at June 30, 1998. The final installment on the ILCO senior loan obligation is due on October 1, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of June 30, 1998, the outstanding principal balances of the surplus debentures were $4.7 million and $14.9 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1998, the statutory capital and surplus of Investors-NA was $69.1 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of June 30, 1998, Investors-NA had earned surplus of $35.6 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $17.9 million at June 30, 1998.

The Form 10-Qs of ILCO for the six-month periods ended June 30, 1998 and June 30, 1997, set forth the business operations and financial results of ILCO and its life insurance subsidiaries.
Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                   Liquidity and Capital Resources:

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO.
FIC's primary sources of capital consists of cash flow from operations of its subsidiaries.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of June 30, 1998, the outstanding balance of such indebtedness was $50.7 million on the Notes granted by Investors-NA.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1998, the statutory capital and surplus of Family Life was $31.5 million, an amount substantially in excess of the surplus floor.
As of June 30, 1998, the principal balance of the Surplus Debenture was $27.4 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $3.0 in the first six months of 1998, as compared to $3.4 million in the first six months of 1997. Net cash flow used in financing activities was $(3.1) million in the 1998 period, as compared to $(3.1) million in the first six months of 1997.

In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly-owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan and the repayment of the ILCO Subordinated Loans, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to the ILCO Senior Loan, with an outstanding principal balance at June 30, 1998 of $3.6 million.


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

                             Investments

As of June 30, 1998, the Company's investment assets totaled $118.8 million, as compared to $119.1 million as of December 31, 1997.

The level of short-term investments at June 30, 1998 was $31.0 million, as compared to $34.5 million as of December 31, 1997. The fixed maturities available for sale portion represents $84.8 million of investment assets as of June 30, 1998, as compared to $81.9 million at December 31, 1997. The amortized cost of fixed maturities available for sale as of June 30, 1998 was $81.9 million representing a net unrealized gain of $2.9 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of June 30, 1998, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

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

The Company has evaluated its centralized computer systems and has developed a plan to reach Y2K compliance. A central feature of the plan is to convert most of the centralized systems to a common system which is already in compliance with Y2K requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. Based on its initial analysis, the Company expects that the cost of implementing and completing the Plan will result in a after-tax expense of approximately $760,000 for the three-year (1997 - 1999) conversion period.

The Plan calls for an upgrade of the Family Life's administrative systems by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant. This process includes approximately 29 sub-systems which provide data input to the main systems. The administrative systems which are not modified will be converted onto the Company's CK/4 System, a system designed to be Y2K compliant according to the representations of the vendor.

The systems which administer a substantial number of Family Life policies will be modified rather than converted. The modification of the PMS system (administering approximately 122,000 policies for Family Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 21,400 policies for Family Life) is scheduled for completion at the end of September, 1999.

A small number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 49,280 policies for Investors-NA) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 17,285 policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the Lifecomm-B system which is responsible for the 19,205 policies assumed after ILCO's acquisition of State Auto Life is also scheduled for completion in April, 1999. The conversion of the Lifecomm-A system (administering approximately 65,266 policies for Investors-NA) is now scheduled for completion in September of 1999.

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

In June, 1997, the FASB issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS No. 131 requires that financial information be reported on the basis that it is used internally for evaluating performance. The Company adopted FAS 131 effective January 1, 1998 and comparative information for earlier years will be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The adoption of FAS No. 131 did not have a material impact on the Company's results of operations, liquidity or financial position.

In February, 1998, the FASB issued FAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which revises current disclosure requirements for employers' pension and other retiree benefits. FAS No. 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS No. 132 effective January 1, 1998, with the effect of such adoption to be reflected in year-end financial statements. The adoption of FAS No. 132 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. The operations of the Company are not affected by the provisions of FAS No. 133.
          FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


Part II. Other Information

Item 1.  Legal Proceedings

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company.
Management believes that the resolution of such legal actions will not have a material impact upon the financial statements.

ILCO and Investors-NA are defendants in two lawsuits which were filed in Travis County, Texas in which the named plaintiffs in the suit, allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors-NA in 1992) utilized unfair sales practices. The named plaintiffs seek a class action as to similarly situated individuals. A more detailed discussion of these two lawsuits is contained in Part II, Item 1 Legal Proceedings of the Company's Form 10-Q for the three-month period ended March 31, 1998 and the Company's Form 10-K for the year ended December 31, 1997.

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders was held on May 19, 1998. The only matter submitted at the meeting to a vote of the Shareholders was the election of directors. All of the nominees were elected as directors. The nominees included one individual, Dr. Jerome H. Supple, who had not previously served as a director of the Company.


          The voting tabulation as to each nominee was as follows:

            Name                   In Favor       Withheld

          Barnett, John D.         3,496,166      17,919
          Crowe, Joseph F.         3,494,921      19,164
          Demgen, Jeffrey H.       3,494,176      19,909
          Fleron, Theodore A.      3,494,751      19,324
          Grace, James M.          3,494,801      19,254
          Mitte, Dale E.           3,494,361      19,724
          Mitte, Roy F.            3,490,111      23,074
          Parker, Frank            3,494,261      19,824
          Payne, Dr. Eugene E.     3,496,726      17,359
          Richmond, Thomas C.      3,494,721      19,364
          Supple, Dr. Jerome H.    3,494,581      19,504

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



Date:   August 14, 1998