Form 10-Q
period 1998-09-30
FINANCIAL INDUSTRIES CORP
filed 1998-11-13
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended September 30, 1998
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


                                      INDEX

                                                                       Page No.


Part I - Financial Information

Consolidated Balance Sheets at September 30, 1998
and December 31, 1997....................................................    3

Consolidated Statements of Income
For the three and nine month periods ended September 30, 1998 and 1997...    5

Consolidated Statements of Cash Flows
For the three and nine month periods ended September 30, 1998 and 1997....   7

Notes to Consolidated Financial Statements................................  11

Item 2. Management's Discussion and Analysis of Financial Conditions and
Results of Operations.....................................................  13


Part II

Other  Information........................................................  23

Signature  Page...........................................................  25

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                          Sept 30,      Dec. 31,
ASSETS                                                      1998          1997
                                                        (unaudited)
Investments:
     Fixed  maturities  available for sale,
      at market value  (amortized  cost of
      $79,427 and $79,054 at 1998 and 1997,
      respectively) ................................      $ 83,019      $ 81,854
     Equity securities, at market value
      (cost approximates $11) ......................             4             4
     Policy loans ..................................         3,039         2,748
     Short-term investments ........................        32,851        34,475
                                                          --------      --------
          Total Investments ........................       118,913       119,081
Cash and cash equivalents ..........................         1,257           508
Investment in affiliate ............................        71,723        66,752
Accrued investment income ..........................           918         1,184
Agent advances and other receivables ...............         7,758         6,474
Reinsurance receivables ............................        12,473        11,134
Property and equipment, net ........................         1,758         1,724
Deferred policy acquisition costs ..................        47,769        45,122
Present value of future profits of
 acquired businesses ...............................        29,627        34,437
Due and deferred premiums ..........................        11,769        11,086
Other assets .......................................         5,413         6,346
Separate account assets ............................           441           476
                                                          --------      --------
Total Assets .......................................      $309,819      $304,324
                                                          ========      ========







                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)



LIABILITIES AND SHAREHOLDERS' EQUITY                   Sept 30,         Dec. 31,
                                                         1998             1997
                                                     (unaudited)
Liabilities:
Policy liabilities and contract holder
 deposit funds
Future policy benefits ...........................     $  60,562      $  59,987
Contract holder deposit funds ....................        44,693         44,304
Unearned premiums ................................            90             90
Other policy claims and benefits payable .........         4,495          5,315
                                                       ---------      ---------
                                                         109,840        109,696

Subordinated notes payable to affiliate ..........        49,182         53,792
Deferred federal income taxes ....................        23,759         21,631
Other liabilities ................................         4,103          4,880
Separate account liabilities .....................           441            476
                                                       ---------      ---------
Total Liabilities ................................       187,325        190,475

Shareholders' Equity:

Common stock, $.20 par value,10,000,000
 shares authorized;  5,845,300 issued and
 5,427,965 shares outstanding in 1998 and
 1997                                                      1,169          1,169
Additional paid-in capital .......................         7,225          7,225
Accumulated other comprehensive income ...........         8,358          6,692
Retained earnings ................................       106,164         99,185
                                                       ---------      ---------
                                                         122,916        114,271
Common treasury stock, at cost, 417,335
 shares in 1998 and 1997 .........................          (422)          (422)
                                                       ---------      ---------

Total Shareholders' Equity .......................       122,494        113,849
                                                       ---------      ---------

Total Liabilities and Shareholders' Equity .......     $ 309,819      $ 304,324
                                                       =========      =========











                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTH PERIOD ENDED
                           SEPTEMBER 30, 1998 AND 1997
              (in thousands of dollars, except for per share data)
                                   (unaudited)


                                                                3 Months Ended
                                                                 September 30,
Revenues:                                                    1998          1997


Net premiums .......................................       $ 9,629       $10,003
Net investment income ..............................         1,949         2,080
Earned insurance charges ...........................         1,533         1,697
Other ..............................................           350           762
                                                           -------       -------
   Total ...........................................        13,461        14,542

Benefits & expenses:

Policyholder benefits and expenses .................         4,480         4,635
Interest expense on contractholder
 deposit  funds ....................................           577           674
Amortization of present value of
 future profits of acquired businesses .............         1,541         1,515
Amortization of deferred policy
 acquisition costs .................................         1,272         1,234
Operating expenses .................................         2,954         3,263
Interest expense ...................................           809           884
                                                           -------       -------
   Total ...........................................        11,633        12,205
                                                           -------       -------
Income before federal income taxes
 and equity in net earnings
 of affiliate ......................................         1,828         2,337

Provision for federal income taxes .................           419           231
                                                           -------       -------
Income before equity in net earnings
 of affiliate ......................................         1,409         2,106
                                                           -------       -------

Equity in net earnings of affiliate ................           744           497
                                                           -------       -------
  Net Income .......................................       $ 2,153       $ 2,603
                                                           =======       =======
Net income per share:
Basic:
Weighted average common stock outstanding ..........         5,428         5,428
                                                           =======       =======
Basic earnings per share ...........................       $  0.40       $  0.48
                                                           =======       =======
Diluted:
Common stock and common stock equivalents ..........         5,602         5,590
                                                           =======       =======
Diluted earnings per share .........................       $  0.38       $  0.47
                                                           =======       =======




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE NINE MONTH PERIOD ENDED
                           SEPTEMBER 30, 1998 AND 1997
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                             9 Months Ended
                                                              September 30,
Revenues:                                                   1998          1997


Net premiums .......................................       $29,350       $30,284
Net investment income ..............................         5,870         6,583
Earned insurance charges ...........................         4,698         5,214
Other ..............................................         1,047         2,091
                                                           -------       -------
   Total ...........................................        40,965        44,172

Benefits & expenses:

Policyholder benefits and expenses .................        12,384        15,028
Interest expense on contractholder
 deposit funds .....................................         1,783         1,944
Amortization of present value of
 future profits of acquired businesses .............         4,810         4,589
Amortization of deferred policy
 acquisition costs .................................         3,538         3,516
Operating expenses .................................         9,553         9,405
Interest expense ...................................         2,210         2,623
                                                           -------       -------
   Total ...........................................        34,278        37,105
                                                           -------       -------
Income before federal income taxes
 and equity in net earnings
 of affiliate ......................................         6,687         7,067

Provision for federal income taxes .................         1,552         1,497

Income before equity in net
 earnings of  affiliate ............................         5,135         5,570

Equity in net earnings of affiliate ................         1,844         1,482
                                                           -------       -------
Net Income .........................................       $ 6,979       $ 7,052

Net income per share:
Basic:

Weighted average common stock  outstanding .........         5,428         5,428

Basic  earnings  per  share ........................       $  1.29       $  1.30

Diluted:
Common stock and common stock equivalents ..........         5,604         5,586
                                                           =======       =======
Diluted earnings per share .........................       $  1.25       $  1.26
                                                           =======       =======




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                           SEPTEMBER 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)

                                                               3 Months Ended
                                                               September 30,
                                                           1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................      $ 2,153       $ 2,603
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Amortization of present value of
 future profits of acquired
 businesses ........................................        1,541         1,515
Amortization of deferred policy
 acquisition costs .................................        1,272         1,234
Equity in undistributed earnings
 of affiliate ......................................       (1,260)       (1,235)
Changes in assets and liabilities:
Decrease in accrued investment income ..............          334           304
Increase in agent advances and other
 receivables .......................................       (1,357)       (1,369)
Policy acquisition costs deferred ..................       (2,115)       (2,092)
Increase in policy liabilities and
 contractholder deposit funds ......................           23         1,887
Increase in due and deferred premiums ..............         (437)         (107)
Increase (decrease) in other liabilities ...........          417           (48)

Increase in deferred federal income taxes ..........          870           595
Increase in other assets ...........................          (75)         (537)
Other, net .........................................         (195)        1,125
                                                          -------       -------
Net cash provided by operating activities ..........      $ 1,171       $ 3,875
                                                          -------       -------



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                           September 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)

                                                         3 Months Ended
                                                          September 30,
                                                       1998       1997

CASH FLOWS FROM INVESTING ACTIVITIES

Investments purchased ...........................     $ -0-    $(3,919)
Proceeds from sales and maturities of investments     2,377      5,734
Net change in short-term investments ............    (1,886)      (757)



Increase in policy loans ........................       (78)       (91)
Purchases & retirements of equipment, net .......       -0-     (2,790)
                                                    -------    -------
Net cash used in investing activities ...........       413     (1,823)
                                                    -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt ...............................    (1,537)    (1,537)
                                                    -------    -------
Net cash used in financing activities ...........    (1,537)    (1,537)
                                                    -------    -------
Net increase in cash and cash  equivalents ......        47        515
Cash and cash equivalents, beginning of period ..     1,210        324
                                                    -------    -------
Cash and cash equivalents, end of period ........   $ 1,257    $   839
                                                    =======    =======









                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTH PERIOD ENDED
                           SEPTEMBER 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)

                                               9 Months Ended
                                                 Septemeber 30,
                                               1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................   $ 6,979    $ 7,052
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Amortization of present value of
 future profits of acquired
 businesses .............................     4,810      4,589
Amortization of deferred policy
 acquisition costs ......................     3,538      3,516
Equity in undistributed earnings
 of affiliate ...........................    (3,733)    (3,793)

Changes in assets and liabilities:
Decrease in accrued investment income ...       266        318
Increase in agent advances and other
 receivables ............................    (2,623)    (1,745)
Policy acquisition costs deferred .......    (6,185)    (6,284)
Increase in policy liabilities and
 contractholder deposit funds ...........       144      2,862
Increase in due and deferred premiums ...      (683)      (219)
Decrease in other liabilities ...........      (777)    (1,344)

Increase in deferred federal income taxes     2,128      1,327
Decrease in other assets ................       933        525
Other, net ..............................      (404)       642
                                            -------    -------
Net cash provided by operating activities   $ 4,393    $ 7,446
                                            -------    -------





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTH PERIOD ENDED
                           September 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)


                                                          9 Months Ended
                                                           September 30,
                                                        1998         1997

CASH FLOWS FROM INVESTING ACTIVITIES

Investments purchased .............................   $(9,082)   $(6,975)
Proceeds from sales and maturities of  investments      8,749      9,335
Net change in short-term investments ..............     1,624      1,386

Increase in policy loans ..........................      (291)      (290)
Purchases & retirements of equipment, net .........       (34)    (5,760)
                                                      -------    -------
Net cash provided by (used in) investing activities       966     (2,304)
                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt .................................    (4,610)    (4,611)
                                                      -------    -------
Net cash used in financing  activities ............    (4,610)    (4,611)
                                                      -------    -------
Net increase in cash and cash equivalents .........       749        531
Cash and cash equivalents, beginning of period ....       508        308
                                                      -------    -------
Cash and cash equivalents, end of period ..........   $ 1,257    $   839
                                                      =======    =======













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

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standard (FAS) 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency income, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity services. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the nine months ended September 30, 1998 and September 30, 1997 is $8.65 million and $10.56 million, respectively.

The following is a reconciliation of accumulated other comprehensive income from December 31, 1997 to September 30, 1998 (in thousands):

                                                        Net              Total
                                 Net unrealized         appreciation     accumulated
                                 gain on investments    (depreciation)   other
                                 in fixed maturities    of equity        comprehensive
                                 available for sale      securities      income

Balance at December 31, 1997        $  6,660             $    32          $  6,692
Current Period Change                  1,704                 (38)            1,666
                                    ---------            --------         ---------
Balance at September 30, 1998       $  8,364             $   ( 6)         $  8,358
                                    ========             ========         ========


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

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS 132 effective January 1, 1998, with the effect of such adoption to be reflected in year-end financial statements. The adoption of FAS No. 132 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company is required to adopt SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 97-3 is not expected to have a material impact on the Company's results of operations, liquidity or financial position

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 does not have a material impact on the Company's results of operations, liquidity or financial position.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation:


For the nine-month period ended September 30, 1998, Financial Industries Corporation's ("FIC") net income was $6,979,000 (basic earnings of $1.29 per common share, or diluted earnings of $1.25 per common share) as compared to $7,052,000 (basic earnings of $1.30 per common share, or diluted earnings of $1.26 per common share) in the first nine months of 1997. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the nine month period ended September 30, 1997, earnings per share have been restated to reflect the effect of FAS No. 128.


                              Results of Operations

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the nine-month period ended September 30, 1998, was $6,687,000 (on revenues of $40,965,000), as compared to $7,067,000 (on revenues of $44,172,000) in the first nine months of 1997.

Premiums for the first nine months of 1998, net of reinsurance ceded, were $29.4 million, as compared to $30.3 million in the first nine months of 1997. Policyholder benefits and expenses were $12.4 million in the 1998 period, as compared to $15.0 million in the first nine months of 1997.

As of September 30, 1998, the market value of the fixed maturities available for sale segment was $83.0 million as compared to an amortized value of $79.4 million, or an unrealized gain of $3.6 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this gain will be realized in the future. The net of tax effect of this increase ($2.3 million at September 30, 1998) has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

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

            Equity in Net Income of InterContinental Life Corporation

General:

Prior to the acquisition of Family Life Insurance Company ("Family Life") in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in InterContinental Life Corporation ("ILCO"). For the nine-month period ended Septemeber 30, 1998, the Company's equity in the net earnings of ILCO, net of federal income tax, was $1,844,000, as compared to $1,482,00 for the first nine months of 1997.

FIC currently owns 1,795,146 shares of ILCO's common stock, and prior to September 30, 1998, held options to acquire an additional 1,702,155 shares. The options were granted under an option agreement between FIC and ILCO which was entered into in March, 1986 ("Option Agreement"). In addition, Family Life currently owns 171,200 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 1,966,346 shares (approximately 45%) of ILCO's common stock. The Option Agreement provided that it continued in effect as long as FIC guaranteed indebtedness of ILCO. Since the Senior Loan of ILCO was fully repaid on September 30, 1998, FIC's rights under the Option Agreement expired on September 30, 1998.

As of September 30, 1998, the market value of ILCO's fixed maturities available for sale segment was $470.0 million as compared to an amortized cost of $447.9 million, or an unrealized gain of $22.1 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 45% of the common stock of ILCO, the net of tax effect of this increase ($6.0 million at September 30, 1998) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity.

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

The cash requirements of ILCO consist primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies and the 1995 acquisition of Meridian Life Insurance Company (which company was subsequently merged into another life insurance subsidiary of ILCO). As of December 31, 1997, the outstanding principal balance of

ILCO's senior loan obligations was $11.0 million, which reflected the prepayment by ILCO of the payment originally scheduled for January 1, 1998. A regular payment in the amount of $3.7 million was made on April 1, 1998, and a prepayment of the July 1, 1998 installment, in the amount of $3.7 million, was made on June 30, 1998. The outstanding principal balance of ILCO's senior loan obligations was $3.6 million at June 30, 1998. The final installment on the senior loan obligation scheduled for October 1, 1998, was prepaid on September 30, 1998. As a result, the senior loan obligation of ILCO was fully discharged effective September 30, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of September 30, 1998, the outstanding principal balances of the surplus debentures were $4.4 million and $11.5 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of
Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1998, the statutory capital and surplus of Investors-NA was $66.1 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of September 30, 1998, Investors-NA had earned surplus of $37.5 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $17.4 million at September 30, 1998.

The Form 10-Qs of ILCO for the nine-month periods ended September 30, 1998 and September 30, 1997, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                        Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of September 30, 1998, the outstanding balance of such indebtedness was $49.2 million on the Notes granted by Investors-NA.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1998, the statutory capital and surplus of Family Life was $30.9 million, an amount substantially in excess of the surplus floor. As of September 30, 1998, the principal balance of the Surplus Debenture was $25.1 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $4.4 million in the first nine months of 1998, as compared to $7.4 million in the first nine months of 1997. Net cash flow used in financing activities was $(4.6) million in the 1998 period, as compared to $(4.6) million in the first nine months of 1997.

In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly-owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan and the repayment of the ILCO Subordinated Loans, the guaranty commitments of FIC with respect to the debt obligations of ILCO relate to the ILCO Senior Loan. The outstanding principal balance of ILCO's senior loan obligations was $3.6 million at June 30, 1998. The final installment on the Senior Loan obligation scheduled for October 1, 1998, was prepaid on September 30, 1998. As a result, the Senior Loan obligation of ILCO was fully discharged effective September 30, 1998, relieving FIC of the guaranty commitments with respect to the debt obligations of ILCO.

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

                                   Investments

As of September 30, 1998, the Company's investment assets totaled $118.9 million, as compared to $119.1 million as of December 31, 1997.

The level of short-term investments at September 30, 1998 was $32.9 million, as compared to $34.5 million as of December 31, 1997. The fixed maturities available for sale portion represents $83.0 million of investment assets as of September 30, 1998, as compared to $81.9 million at December 31,

1997. The amortized cost of fixed maturities available for sale as of September 30, 1998 was $79.4 million representing a net unrealized gain of $3.6 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of September 30, 1998, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

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

The Company has evaluated its centralized computer systems and has developed a plan to reach Y2K compliance. A central feature of the plan is to convert most of the centralized systems to a common system which is already in compliance with Y2K requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. Based on its initial analysis, the Company expects that the cost of implementing and completing the Plan will result in a after-tax expense of approximately $760,000 for the three-year (1997 - 1999) conversion period. For the nine month period ended September 30, 1998, the Company has incurred an after-tax expense of approximately $226,000 in connection with the completion of the Plan.

Between January 1, 1997 and September 30, 1998, the Company has expended approximately 64% of the three-year expected after-tax cost discussed above.

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

The systems which administer a substantial number of Family Life policies will be modified rather than converted. The modification of the PMS system (administering approximately 122,000 policies for Family Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 19,600 active policies for Family Life) is scheduled for completion at the end of September, 1999.

A small number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 49,280 policies for Investors-NA at the time of conversion) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 16,120 active policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the Lifecomm-B system which is responsible for the 19,205 policies assumed after ILCO's acquisition of State Auto Life is also scheduled for completion in April, 1999. The conversion of the Lifecomm- A system (administering approximately 62,400 active policies for Investors-NA) is now scheduled for completion in September of 1999.

The Company also faces the risk that one or more of its external suppliers of goods or services ("third party providers") will not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. The Company has completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company has developed and forwarded a detailed questionnaire to such providers. As the responses to the questionnaires are received, the Company will evaluate the overall Y2K readiness of its third party provider relationships. However, the Company does not have sufficient information at the current time to determine whether the computer systems of its third party providers will be in compliance with the Y2K requirements as the year 2000 approaches.

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

In the event that a major administrative system fails to operate properly due to the Y2K problem, or the Company does not complete the necessary systems conversions prior to January 1, 2000, the Company has developed a plan to respond to such a contingency. FIC Computer Services has assigned certain personnel to be members of an emergency response team to resolve Y2K operations problems. Additionally, insurance policies would be administered manually if the necessary systems conversions were not completed prior to January 1, 2000, or subsequent Y2K operations problems persist. Manual policy administration would require additional personnel. If substantial additional personnel become necessary for manual policy administration, the training and salary expenses of such personnel could materially affect the Company's business and results of operations.


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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 does not have a material impact on the Company's results of operations, liquidity or financial position.


Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Except for historical factual information set forth in this Management's Discussion and Analysis, certain statements made in this report are forward looking and contain information about financial results, economic conditions, Y2K risks and other risks and known uncertainties. The Company cautions the reader that actual results could differ materially from those anticipated by the Company, depending upon the eventual outcome of certain factors, including: (1) heightened competition for new business, (2) significant changes in interest rates, (3) adverse regulatory changes affecting the business of insurance and
(4) adverse changes in the Y2K readiness of the Company or its significant third party providers.

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





                        FINANCIAL INDUSTRIES CORPORATION

                               /s/ James M. Grace
                               James M. Grace, Treasurer
Date:November 13, 1998