Form 10-K
period 1998-12-31
FINANCIAL INDUSTRIES CORP
filed 1999-03-31
CIK 35733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 1999, based on the closing sales price in The Nasdaq Small-Cap Market ($13.75 per share), was $46,073,431.

The number of shares outstanding of Registrant's common stock on March 15, 1999 was 5,054,661.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

         A. Reports on Form 10-K of InterContinental Life Corporation for the fiscal years ended December 31, 1998, 1997 and 1996 are hereby incorporated by reference.

                                     PART I

Item 1. Business

General

Financial Industries Corporation ("FIC", the "Company" or the "Registrant") is a holding company primarily engaged in the life insurance business through its ownership of 100% of Family Life Insurance Company ("Family Life") and its approximately 45% interest in InterContinental Life Corporation ("ILCO").

The Registrant was organized as an Ohio corporation in 1968 and was reincorporated in Texas in 1980. Its executive offices are located at 701 Brazos, Suite 1400, Austin, Texas 78701. Through 1984, FIC's principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. In 1985, FIC acquired control of ILCO.

FIC, ILCO and their insurance subsidiaries have substantially identical managements. Officers allocate their time between FIC and ILCO in accordance with the comparative requirements of both companies and their subsidiaries. Roy
F. Mitte, Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries, is the owner, directly and beneficially, of approximately 29.54% of the outstanding shares of FIC's common stock.

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

Acquisition of ILCO. In January 1985, FIC acquired 26.53% of ILCO's Common Stock. FIC and Family Life subsequently acquired additional shares of ILCO's Common Stock and as of March 15, 1999, FIC owned, directly and indirectly through Family Life, approximately 45% of the outstanding shares of ILCO's Common Stock. Prior to September 30, 1998, FIC held options to acquire up to 1,702,155 additional shares of ILCO's Common Stock. The consideration for the options, which were granted in 1986, was FIC's granting to ILCO a loan in the principal amount of $1.2 million, FIC's agreement to guarantee future loan obligations of ILCO and FIC's agreement to guarantee ILCO's lease obligation on its headquarters building upon demand. As described under the heading "The ILCO Senior Loan", the Senior Loan of ILCO was fully repaid on September 30, 1998. Accordingly, FIC's rights under the 1986 option agreement expired on September 30, 1998.

Acquisition of Family Life. FIC acquired Family Life from Merrill Lynch Insurance Group, Inc. on June 12, 1991. The consideration for the purchase was $114 million consisting of a cash payment of $70 million and $44 million of subordinated promissory notes issued by subsidiaries of FIC to the seller and its affiliates. Family Life's primary business is the underwriting and sale of mortgage protection life insurance to customers who are mortgage borrowers from financial institutions where Family Life has marketing relationships. Family Life distributes its insurance products primarily through a national career agency sales force. See "Business of Family Life Insurance Company".


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

In December 1988, ILCO, through Standard Life, purchased Investors Life Insurance Company of California ("Investors-CA") and Investors Life Insurance Company of North America ("Investors- NA") from CIGNA Corporation for a purchase price of $140 million. ILCO obtained the funds used for the acquisition from:
(a) a Senior Loan in the amount of $125.0 million provided by six financial institutions, (b) a $10.0 million subordinated loan provided by two insurance and financial service organizations and (c) the sale of $5.0 million of Class A Preferred Stock to CIGNA and $15.0 million of Class B Preferred Stock to the subordinated lenders. Approximately $15.0 million of these funds were used to discharge the Standard Term Loan. The balance of these funds were loaned by ILCO to Standard Life. To evidence this indebtedness, Standard Life issued a $140.0 million surplus debenture to ILCO. In connection with the subordinated debt and preferred stock financing, ILCO issued detachable warrants entitling the holders to purchase 1,107,480 shares of ILCO's Common Stock at $3.33 per share.

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

In July, 1997, ILCO and Investors-Indiana acquired State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for an adjusted cash purchase price of $11.8 million. In connection with this transaction, the bank group participating in the ILCO Senior Loan agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the ILCO Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral resulted in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life was merged into Investors-Indiana.

In December, 1997, InterContinental Life Insurance Company ("ILIC") transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities.

On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell Life Insurance Company ("Grinnell Life") for an adjusted purchase price of $16.6 million. A portion of the purchase price ($12.37 million) was paid by way of a dividend to the seller immediately prior to the closing of the transaction; the balance of the purchase price was paid by ILCO's subsidiary. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity.

Business of Family Life Insurance Company

Family Life, which was organized in the State of Washington in 1949, specializes in providing mortgage protection life and accidental death insurance and annuity products to mortgage borrowers of financial institutions. Family Life has policies in force with customers of approximately 213 financial institutions, of which approximately 60 actively provide Family Life with regular updating of their lists of borrowers.

Family Life's mortgage protection business consists of term and universal life insurance sold to borrowers of mortgage debt, designed to repay the mortgages of policyholders in the event of their death. This business is sold to customers of client financial institutions, usually through a list of borrowers provided by the financial institution. These policies often list the lending financial institution as the primary beneficiary of the life insurance policy. An important feature of the Family Life product is the ability to bill and collect premiums through the policyholder's monthly mortgage payments.

Family Life has annuity products and a variety of life insurance products, including decreasing term life insurance, universal life insurance, ten-year level term products, and a whole life insurance product.

During 1998, 1997 and 1996, Family Life received statutory premium income from sales of its annuity products and various lines of insurance as follows: $0.1 million , $0.1 million and $0.2 million, respectively, from annuity products; $42.9 million, $45.6 million and $48.3 million, respectively, from individual life; $0.0 million, $0.3 million and $1.0 million, respectively, from individual accident and health; $314,846, $416,870 and $469,327, respectively, from group life and $158,622, $198,911 and $238,128, respectively, from group accident and health.

Family Life is licensed to sell mortgage life insurance products in 49 states and the District of Columbia. In 1998, premium income from these products was derived from all states in which Family Life is licensed, with significant amounts derived from Texas (25%), California (24%), and Florida (5%).

Family Life's primary distribution channel is its agency force of approximately 574 career agents (at December 31, 1998), who are organized into 24 regions. Most of the career agents sell mortgage life insurance products exclusively for Family Life. The mortgage life insurance business is very fragmented. Family Life believes that it is among the larger writers of agent sold mortgage life insurance in the United States and the only nation-wide agent-sold life insurance company operating through leads from financial institutions. Many of Family Life's competitors are life insurance companies with more resources than Family Life and whose mortgage life insurance business represents only a small portion of their total business.

During 1998, Family Life expanded its distribution system, to recruit agents whose product portfolio includes a broader range of life and annuity products, in addition to the traditional mortgage protection life insurance products offered by Family Life. While Family Life's traditional sales force consists of agents who are contracted exclusively with the company, agents who participate in the expanded distribution system may have selling relationships with other insurers in addition to Family Life. During 1999, Family Life expects to recruit 20 to 30 agents for this marketing effort.

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

At December 31, 1998, the number of employees within FIC and its subsidiaries, together with the employees of ILCO's insurance subsidiaries, was approximately 322 .


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

ILCO's centralized management techniques resulted in significant employee reductions and expense savings in the life insurance companies acquired by ILCO. During 1998, the general insurance expenses of ILCO's insurance subsidiaries were $15,172,682, as compared to $15,574,265 in 1997 and $12,008,163 in 1996.
The level of expenses at the ILCO life companies for the year 1998 was affected by expenses incurred in connection with Year 2000 compliance, as well as the expenses incurred in connection with ILCO's acquisition of Grinnell Life Insurance Company. The increase in 1997, as compared to 1996, resulted primarily from expenses incurred in connection with ILCO's acquisition of State Auto Life in July, 1997 and expenses related to the modification of data processing systems for Year 2000 compliance. Management is committed to maintaining the general insurance expenses of ILCO's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

Principal Products. ILCO's insurance subsidiaries are engaged primarily in administering existing portfolios of individual life insurance and accident and health insurance policies and annuity products. Approximately 80.6% of the total collected premiums for 1998 were derived from renewal premiums on insurance policies and annuity products sold by ILCO's insurance subsidiaries prior to their acquisition by ILCO.

ILCO's insurance subsidiaries are also engaged in marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. These products are marketed through independent, non-exclusive general agents.

The products currently being distributed by ILCO's life subsidiaries include several versions of universal life insurance, which provide permanent life insurance which credit company-declared current interest rates. The universal life insurance portfolio of ILCO's insurance subsidiaries consists of flexible premium universal life insurance policies. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the date of payment and frequency of payments.

Direct statutory premiums received from all types of universal life products were $38.9 million in 1998, as compared to $40.6 million in 1997 and $40.6 million in 1996. Investors-NA received reinsurance premiums from Family Life of $2.5 million in 1998, pursuant to the reinsurance agreement for universal life products written by Family Life. In 1998, premium income from all life insurance products was derived from all states in which ILCO's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), Ohio (8%) and New Jersey (8%).

Two of ILCO's insurance subsidiaries receive premium income from health insurance policies. In 1998, premium income from all health insurance policies was $1.0 million, as compared to $0.9 million in each of 1997 and 1996. As described below, the health insurance business of ILCO's subsidiaries is 100% reinsured with a third party reinsurer.

In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health and disability income insurance policies were assumed by a third party reinsurer. The transfer is effective as of July 1, 1997. The decision to dispose of this book of business was based on ILCO's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of ILCO's subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the ILCO subsidiaries was $6,327,504. In addition to the transfer of reserves, ILCO's life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums for ILCO's life subsidiaries.

Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment Management, Inc. Prior to April, 1995, the underlying investment vehicle for the variable annuity contracts was the CIGNA Annuity Funds Group. A substitution of the Putnam Fund for the CIGNA Funds was completed in April, 1995. The plan of substitution was approved by the Securities and Exchange Commission. Following such approval, the plan was submitted to policyholders for approval, which was obtained. As of December 31, 1998, the assets held in the separate account were $51.3 million. During 1998, the premium income realized in connection with these variable annuity policies was $156,419, which was received from existing contract owners.

Investors-NA also maintains a closed variable annuity separate account, with approximately $21.6 million of assets as of December 31, 1998. The separate account was closed to new purchases in 1981 as a result of an IRS ruling which adversely affected the status of variable annuity separate accounts which invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

During 1997, ILCO's life company subsidiaries expanded their marketing efforts in the fixed annuity market. Direct deposits from the sale of fixed annuity products were $6.14 million in 1998, as compared to $3.5 million in 1997, and $1.7 million in 1996. Investors-NA also received reinsurance premiums from Family Life of $1.7 million in 1998, pursuant to a reinsurance agreement for annuity products between Investors-NA and Family Life Insurance Company.

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

In December, 1997, ILIC transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 44 states. As of December 31, 1998, it had assets of $188.1 million and capital and surplus of $23.1 million.

ILCO's management believes that these acquisitions and consolidations have caused a reduction in expense and have further strengthened the financial condition of the combined companies.

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

The investment objective of Family Life and ILCO's insurance subsidiaries emphasizes the selection of short to medium term, high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors
Service, Inc. At December 31, 1998, only 1.5 % of ILCO's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 0.6% of ILCO's total assets at December 31, 1998. ILCO had investments in debt securities of affiliated companies aggregating approximately $47.6 million as of December 31, 1998. Family Life does not have investments in mortgage loans, real estate, non-investment grade debt securities or affiliates' debt securities.

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $28.0 million and $212.1 million, respectively, and mortgage-backed pass-through securities of $5.1 million and $32.1 million, respectively, at December 31, 1998. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 39.9 % of the book value of FIC's mortgage-backed securities and 42.6% of the book value of ILCO's mortgage-backed securities at December 31, 1998, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At December 31, 1998, PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 60.1% of the book value of FIC's mortgage-backed securities and approximately 37.8% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 24.5% of the book value of FIC's mortgage-backed securities and approximately 34.6% of the book value of ILCO's mortgage-backed securities at December 31, 1998. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Neither FIC nor ILCO had any z-accrual bonds as of December 31, 1998. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Neither FIC nor ILCO made additional investments in CMOs during 1998 and the current investment objectives of both FIC and ILCO do not contemplate additions to the portfolio of CMO investments during 1999.

FIC and ILCO do not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

ILCO and FIC do not make new mortgage loans on commercial properties. Substantially all of ILCO's mortgage loans were made by its subsidiaries prior to their acquisition by ILCO. At December 31, 1998, 0.8% of the total book value of mortgage loans held by ILCO had defaulted as to principal or interest for more than 90 days, and none of ILCO's mortgage loans were in foreclosure. During 1998, none of ILCO's mortgage loans were converted to foreclosed real estate or were restructured while ILCO owned them. Family Life does not have any mortgage loans.

Another key element of FIC's and ILCO's investment strategy is to avoid large exposure in other investment categories which management believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 0.4% of ILCO's invested assets and none of FIC's invested assets at December 31, 1998.

A subsidiary of ILCO, Investors-NA, was the owner and developer of Bridgepoint Square Offices. Following the completion of the construction, the project consisted of four office buildings, with a total rentable space of approximately 364,000 square feet, and two parking garages. Investors-NA purchased the 20 acre tract of land for this complex in January, 1995. At that time, the tract included one completed and fully leased office building, an adjacent parking garage, and sites for three more office buildings and another parking garage. Investors-NA completed construction of the three remaining office buildings and parking garage in 1997. See Item 2. Properties.

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

In November, 1997, Investors-NA and Family Life entered into a sale agreement with an independent third party for the sale of their respective interests in Bridgepoint Square Offices. The transaction, which closed on December 5,1997, was for an aggregate price of $78 million. The sale resulted in a net pre-tax profit to Investors-NA of approximately $14.0 million, and a net pre-tax profit to Family Life of approximately $4.5 million. See Item
2. Properties.

In October, 1998, Investors-NA purchased two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors-NA has obtained approval of a site plan development proposal for these tracts. The development permit provides for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. The initial phase of the project ("Phase One") will consist of two office buildings, associated parking and the infrastructure for the entire project. Construction on Phase One began during the first quarter of 1999.

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

All marketing and sales for the Company are directed by the Executive Vice President of Marketing and Sales. The Senior Vice President for Investors Sales directs Regional Vice Presidents who are responsible for the recruitment of general agents and managing general agents for individual insurance sales in the Investors Life Distribution System.

B.       Family Life Distribution System

This nationwide system sells Family Life's products through an exclusive agent force. This agent force sells mortgage protection life insurance and annuity products. The products are sold primarily to middle-income customers of client financial institutions, usually through a list of borrowers provided by the financial institution. Family Life works closely with the financial institutions to maintain and insure that Family Life lead systems, which had been built from the loan portfolios of each active financial institution, operate at a level that favors both parties. Family Life agents make courtesy calls to borrowers of the financial institutions which are active on the Family Life lead system to offer the borrower the opportunity to purchase mortgage protection insurance (term or universal life insurance products).

During 1998, Family Life expanded its distribution system, to recruit agents whose product portfolio includes a broader range of life and annuity products, in addition to the traditional mortgage protection life insurance products offered by Family Life. While Family Life's exclusive sales force consists of agents who are contracted exclusively with the company, agents who participate in the expanded distribution system may have selling relationships with other insurers in addition to Family Life. During 1999, Family Life expects to recruit 20-30 agents for this marketing effort.

Sales and Marketing for Family Life is directed by the Executive Vice President of Marketing and Sales. Reporting to the Executive Vice President, the Senior Vice President of Marketing heads the Family Life marketing organization which is focused on the development and maintenance of contractual agreements with the financial institutions which provide referrals to, and collect monthly premiums from, their borrowers for Family Life insurance plans. The Senior Vice President for Family Life Sales directs 24 Regional Vice Presidents. The Family Life distribution system consists of 155 District Sales Managers, and 574 active career agents.

Data Processing

The data processing needs of FIC's and ILCO's insurance subsidiaries are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a subsidiary of FIC. See Item 13.- Certain Relationships and Related Transactions with Management.

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

Under the Plan, FIC Computer Services, Inc. will utilize its own personnel, acquire Y2K compliant operating software, and engage the assistance of outside consultants to facilitate the systems conversions and modifications. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $330,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $898,000 for the three-year (1997 - 1999) conversion period. For the twelve month period ended December 31, 1998, the Company has incurred an after tax expense of approximately $289,000 in connection with the completion of the Plan. Between January 1, 1997 and December 31, 1998, the Company has expended approximately 60.3 % of the three-year expected after-tax cost discussed above. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear at later dates, the Company will utilize the staff of FIC Computer Services, Inc. to identify and resolve such issues as and if they arise.

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

The system which administers a material number of policies for Family Life will be modified rather than converted. The modification of the PMS system (administering approximately 122,000 policies for Family Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 19,550 active policies for Family Life) is scheduled for completion at the end of September, 1999.

A non-material number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 42,280 policies for Investors-NA) was converted to CK/4 in February of 1998. The conversion of the Life 70 system (administering approximately 16,120 active policies for Investors-IN) is scheduled for completion in May, 1999. The modification of the Lifecomm-B system which is responsible for the 18,000 policies assumed after the acquisition of State Auto Life originally scheduled for completion in April, 1999, was completed in February, 1999. The conversion of the Lifecomm-A system (administering approximately 62,410 active policies for Investors-NA) is now scheduled for completion in September of 1999.

The various software applications described above are licensed to the Company or its affiliates under agreements which permit the Company's and ILCO's subsidiaries to process business on its computer systems utilizing such software.

In 1997, FIC Computer Services, Inc. purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. FIC Computer Services, Inc. has completed the installation and testing of such new mainframe hardware and software for compliance with the requirements of the Year 2000 conversion. In addition, FIC Computer Services has purchased certain third-party software which is run on the mainframe. This software has been represented by the vendor as being in compliance with Year 2000 requirements. Testing is currently being done on such third-party software, which testing is expected to be completed by September 1, 1999. The telephone system, which includes both PBX and voice mail systems, has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

With respect to non-centralized systems (i.e., desktop computers), the Company has obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The Company expects that the effort needed to correct for Y2K problems on such systems will be less time intensive than the effort needed to achieve compliance for its centralized systems. The installation of such new PC hardware and software was commenced in early 1999 and is expected to be completed by September 1, 1999.

The Company also faces the risk that one or more of its external suppliers of goods or services ("third party providers") will not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. Pursuant to the Plan, the Company has completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company has developed and forwarded a detailed questionnaire to such providers. As the responses to the questionnaires are received, the Company will evaluate the overall Y2K readiness of its third party provider relationships. However, the

Company does not have sufficient information at the current time to determine whether the computer systems of its third party providers will be in compliance with the Y2K requirements as the year 2000 approaches.

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

Family Life maintains a bulk reinsurance treaty, under which it reinsured all of its risks under accidental death benefit policies. The treaty was most recently renegotiated with the current reinsurer in January, 1997.

As discussed above (see "Principal Products"), in December, 1997, FLIC and ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health and disability income policies were assumed by a third party reinsurer. In connection with the transaction, the total amount of net reserves transferred by the FLIC was $852,688. In addition to the transfer of reserves, FLIC paid the reinsurer $100,000 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the accident and health business generated approximately $735,000 in annualized premiums.

In 1995, Family Life (as the ceding company) entered into a reinsurance agreement with Investors- NA (as the reinsuring company) pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Family Life (as the ceding company) entered into a reinsurance agreement with Investors-NA (as the reinsuring company), pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

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

                           Acquisition of Family Life

In June, 1991, FIC purchased Family Life, a Washington based life insurance corporation, from Merrill Lynch Insurance Group, Inc. ("Merrill Lynch"). The business of Family Life, as reconstituted for sale, consists principally of the underwriting and sale of life insurance to mortgage borrowers through lending institutions.

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

Of the total $119 million of cash borrowed and notes issued by FIC and its subsidiaries for purposes of the transaction, $114 million constituted the purchase price for Family Life and $5 million was used to pay transaction costs, for working capital and for other related purposes. In connection with the several loans effected for purposes of the transaction, various creditors priorities and normal borrower requirements and restrictions were established and FIC issued its direct guaranty of the respective loans, subject to certain priorities, to the various lending banks, Merrill Lynch and its affiliates, and Investors-NA and Investors-CA. The outstanding shares of common stock of Family

Life were also pledged as collateral to the bank lenders and, upon repayment of the bank loan, to Merrill Lynch. The transaction was structured to conform to the requirements of Section 338(h)(10) of the Internal Revenue Code.

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

Upon the retirement of the Senior Loan, certain of its provisions were automatically incorporated into the Investors Life Subordinated Loans which are described in the following section. Those provisions include specified events of default, including, but not limited to, failure to pay principal, interest, commitment fees or other amounts payable when due, failure to maintain certain financial covenants, violation of covenants (including covenants with respect to the maintenance of a minimum net worth), material misrepresentations, defaults under other indebtedness, the loss of any license of an insurance subsidiary of FLC which would have a material adverse effect on FLC, defaults under the FIC guaranty agreement, a fine in an amount in excess of $100,000 imposed upon any insurance subsidiary of FLC by any state insurance regulatory agency, changes in ownership or control of FIC by its controlling person, Roy F. Mitte, or in ILCO by FIC and the occurrence of certain events of bankruptcy. In addition, the security interests furnished to the lenders under the Senior Loan were transferred to Investors-NA. The security interests include all of the issued and outstanding shares of preferred stock and common stock of FLC and Family Life and the $97.5 million surplus debenture of Family Life.

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

The $2.5 million subordinated note issued by FIC to Investors-CA initially provided for interest, payable semi-annually, at the rate of 12% per annum, and its principal was due and payable in full at maturity on June 12, 1998 (the "FIC Note"). As a result of the merger of Investors-CA into

Investors-NA, the FIC Note is now owned by Investors-NA. Prior to June 12, 1996, accrued interest on the FIC Note was paid by delivery of additional notes of FIC having terms identical to such original note, including the payment of interest (the "PIK Notes"). Interest payable on and after June 12, 1996 on all of the FIC
Note is to be paid in cash. Effective as of June 12, 1996, the FIC Note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001. With respect to the PIK Notes, the amendment provided that the principal balance of the notes ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, commencing December 12, 1996 with the final payment due on September 12, 2001. The interest rate on both the FIC Note and the PIK Notes remained at 12%.

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

As of December 31, 1998 the outstanding principal balance of the Investors Life Subordinated Loans, including the loans made by Investors-NA in 1993 was $47.65 million.

Options. In addition to the interest provided under the Investors Life Subordinated Loans, Investors- NA and Investors-CA were granted by FIC non-transferable options to purchase, in amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC common stock at a price of $2.10 per share (as adjusted to reflect the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the $34.5 million subordinated loans obtained from Investors-NA, the expiration date of the options was extended to September 12, 2006.

The Family Life Refinancing. In July, 1993, the Merrill Lynch Subordinated Loans were prepaid. $38 million plus accrued interest was paid to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993.

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

In December, 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder (FIC). Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

ILCO's Senior Loan

ILCO's Senior Loan was fully repaid as of September 30, 1998. During the period that the ILCO Senior Loan was outstanding, FIC guaranteed obligations under the loan documents. The Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, ILCO refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility were substantially the same as the terms and provisions of the 1988 Senior Loan. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan. The average interest rate paid by ILCO on its Senior Loan was approximately 7.76% during 1996, 7.68% during 1997 and 7.63% during 1998.

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

As of December 31, 1997, the outstanding principal balance of ILCO's senior loan obligations was $11.0 million, which reflected the prepayment by the Company of the payment originally scheduled for January 1, 1998. A regular payment, in the amount of $3.7 million, was made on April 1, 1998 and a prepayment of the July 1, 1998 installment, in the amount of $3.7 million, was made on June 30, 1998. The outstanding principal balance of ILCO's senior loan obligations was $3.6 million at June 30, 1998. The final installment on the senior loan obligation scheduled for October 1, 1998, was prepaid on September 30, 1998. As a result, the senior loan obligation of ILCO was fully discharged effective September 30, 1998.

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

Calculations using the NAIC formula and the statutory financial statements of Family Life and ILCO's insurance subsidiaries as of December 31, 1998 indicate that the Total Adjusted Capital of each of FIC's and ILCO's insurance subsidiaries is above 640% of its respective Authorized Control Level RBC.

Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. The net amounts of such assessments for Family Life and ILCO's insurance subsidiaries were approximately ($15,237) and $7,016, respectively, in the year ended December 31, 1998. Those amounts are net of the amounts that can be offset against future premium taxes and, in the case of Family Life, the amount is also net of the amount that can be recovered from Merrill Lynch pursuant to the Stock Purchase Agreement between FIC and Merrill Lynch. See "Acquisition of Family Life." The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of FIC and ILCO.

Surplus Debentures and Dividends. The principal sources of cash for FLC to make payments of principal and interest on the Family Life Senior Loan are payments under the surplus debenture of Family Life Insurance Company (a Washington-domiciled insurer) and dividends paid by Family Life. Under current Washington law, any proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is an "extraordinary dividend" and may not be paid until either it has been approved, or a 60-day waiting period shall have passed during which it has not been disapproved, by the Washington Insurance Commissioner. In 1993, Washington amended its insurance code to retain the above-described "greater of" standard for dividends, but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance
Commissioner and that cash dividends may be paid only from earned surplus. Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not presently permitted to pay cash dividends. However, since this law applies only to dividend payments, the ability of Family Life to make principal and interest payments under the surplus debenture is not affected.

Principal and interest payments on the surplus debenture have provided sufficient funds to meet debt service obligations of FLC. Under the provisions of the surplus debenture and current law, Family Life can pay interest and principal on the surplus debenture without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to the payment of interest or principal on the surplus debenture, the statutory capital and surplus of Family Life exceeds 6% of its assets. Pursuant to the surplus debenture, Family Life paid principal and interest in 1996, 1997 and 1998 totaling $13,526,338, $11,903,287 and $11,564,978, respectively. Family
Life does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debenture in accordance with an agreement between Family Life and the Department. The Company does not anticipate that Family Life will have any difficulty in making principal and interest payments on the surplus debenture in the amounts necessary to enable FLC to service its indebtedness for the foreseeable future.

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

Federal Income Taxation

The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Family Life can pay. For the years ended December 31, 1996, 1997 and 1998, the increases (decreases) in Family Life's current income tax provisions, utilizing the effective tax rates, due to this change were $183,358, $136,000 and $89,034, respectively. The change has a negative tax effect for statutory accounting purposes when Family Life's premium income increases, but has a positive tax effect when its premium income decreases.

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

In the fourth quarter of 1995, construction began on the second office building, containing approximately 109,000 rentable square feet, and the other parking garage containing approximately 871 spaces. That phase of the project was completed in September, 1996. In March, 1996, construction commenced on the third office building, with approximately 79,000 rentable square feet of office space and was completed in December, 1996. Construction began on the fourth building in July 1996, and was completed in July, 1997. The fourth building contains approximately 92,459 rentable square feet.

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

On November 24, 1997, Investors-NA and Family Life entered into a contract with Health and Retirement Properties Trust, a Maryland real estate investment trust (the "Purchaser") to sell their respective interests in the Bridgepoint Square Office complex. The aggregate purchase price for the project was $78,000,000. The transaction closed on December 5, 1997. The purchase price was allocated approximately 78.5% to Investors-NA and 21.5% to Family Life. The sale of Bridgepoint Office Square resulted in a net profit to Investors-NA of approximately $14.0 million ($9.1 million after tax) that is included in ILCO's fourth quarter earnings for the year 1997. For Family Life, the sale resulted in a net profit of approximately $4.5 million ($3.2 million after tax) that is included in FIC's fourth quarter earnings for the year 1997.

Family Life leases its home offices at the Sedgwick James Building, 2101 Fourth Avenue, in Seattle, Washington. The lease currently covers approximately 7,776 rentable square feet of office space for a term expiring in October, 2001. The base rental is approximately $11,200 per month, which includes Family Life's proportionate share of the building's operating expenses, including utilities, property taxes, insurance, maintenance and management. Actual increases from those initial operating expenses during the lease term are passed on to Family Life on a proportionate basis.

The Company believes that its properties and leased space are adequate to meet its foreseeable requirements.


Item 3.  Legal Proceedings

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact on the financial statements.

ILCO and Investors-NA are defendants in a lawsuit which was filed in October, 1996, in Travis County, Texas. CIGNA Corporation, an unrelated company, is also a named defendant in the lawsuit. The named plaintiffs in the suit (a husband and wife), allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors- NA in 1992) utilized unfair sales practices. The named plaintiffs seek reformation of the life insurance contracts and an unspecified amount of damages. The named plaintiffs also seek a class action as to similarly situated individuals. No certification of a class has been granted as of the date hereof. ILCO believes that the suit is without merit and intends to vigorously defend this matter.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
             Security Holder Matters

A.  Market Information

The following table sets forth the quarterly high and low sales prices for FIC Common Stock in The Nasdaq Small-Cap Market for 1998 and 1997. The quotations set forth in the table have been adjusted to give retroactive effect to the five-for-one stock split which was effective November 12, 1996. FIC's NASDAQ trading symbol is FNIN.

                                        Common Stock
                                           Prices
                                    High            Low
1998
         First Quarter         $ 21.25          $ 16.375
         Second Quarter          20.50            17.75
         Third Quarter           20.25            12.50
         Fourth Quarter          19.50            13.625
1997
         First Quarter         $ 13.25          $ 10.75
         Second Quarter          13.25            11.00
         Third Quarter           16.25            11.625
         Fourth Quarter          20.25            14.75

B.  Stockholders

As of March 15, 1999 there were approximately 15,650 record holders of FIC Common Stock.

C.  Dividends

FIC has not paid a dividend since 1976 and does not expect to pay a dividend during 1999.

The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its operating insurance subsidiary or subsidiaries. The right of Family Life to pay dividends is restricted by the insurance laws of its domiciliary state. See Item 1. Business
- Regulation Surplus Debenture and Dividends. However, FIC does not directly own Family Life's stock but, instead, indirectly owns that stock through a downstream holding company, Family Life Corporation ("FLC"). FLC, which holds all of the stock of Family Life, is prohibited from paying dividends on its common stock by the provisions of the notes from Investors-NA. FIC (as the successor to the obligations of FLIIC under the provisions of the $4.5 million subordinated note held by Investors- NA) the immediate parent of FLC and the directly-owned subsidiary of FIC, is prohibited from paying dividends on its stock by the provisions of the $4.5 million subordinated note. The ability of ILCO to pay dividends to FIC and the other shareholders of ILCO is affected by the receipt of dividends and other payments from its insurance subsidiaries.

Item 6. Selected Financial Data: (Registrant and its Consolidated  Subsidiaries)
                                 (In thousands, except per share data)

                                      1998            1997             1996             1995             1994
Operating Revenues                  $53,607         $63,343          $59,928          $61,541          $68,524
Income (loss) before federal
income tax, equity in net
earnings of affiliates                8,973          13,411            9,791           10,394           10,610
Income before equity in net
earnings of affiliates                6,605           9,870            7,145            7,966            8,264
Equity in net earnings of
affiliate, net of tax                 2,613           6,458            9,012            2,051            1,690

Net Income                          $ 9,218       $  16,328         $ 16,157         $ 10,017          $ 9,954

Common Stock Equivalents              5,557           5,589            5,568            5,540            5,530
Net income per share
Basic                               $  1.71       $    3.01        $    2.98        $    1.85        $    1.83
Diluted                             $  1.66       $    2.92        $    2.90        $    1.81        $    1.80

Total Assets                       $301,738        $304,324         $287,730         $287,678         $253,100


Long Term Obligations              $ 47,645       $  53,792        $  59,940        $  67,989        $  77,819


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 1998, FIC's net income was $9,218,000 (basic earnings of $1.71 per common share or diluted earnings of $1.66 per common share), as compared to $16,328,000 (basic earnings of $3.01 per common share or diluted earnings of $2.92 per common share) for the year ended December 31, 1997 and $16,157,000 (basic earnings of $2.98 per common share or diluted earnings of $2.90 per common share), for the year ended December 31, 1996. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard (FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the year 1996, earnings per share have been restated to reflect the effect of FAS No. 128.

                              Results of Operations

Net income from continuing operations (excluding the gain resulting from Family Life's sale of its interest in Bridgepoint Square Offices in 1997, ILCO's sale of its interest in Bridgepoint Square Offices in 1997, and ILCO's sale of the Austin Centre in 1996, as described below) was $9,218,000 (basic earnings of $1.71 per common share or diluted earnings of $1.66 per common share) for the year ended December 31, 1998, $9,300,000 (basic earnings of $1.71 per common share or diluted earnings of $1.66 per common share) for the year ended December 31, 1997 and $9,487,000 (basic earnings of $1.75 per common share or diluted earnings of $1.70 per common share) for the year ended December 31, 1996.

Net income for the year ended December 31, 1997 includes $3.2 million ($0.57 per common share) resulting from Family Life's sale of its interest in Bridgepoint Square Offices. Family Life purchased undeveloped land at the Bridgepoint site in May, 1996, for a cash purchase price of $1.3 million. The property consists of 7.1 acres of land with one office building site and one parking structure site. Family Life began construction of the building (known as "Bridgepoint Five") in January 1997. In May, 1997, the entire rentable space (approximately 76,793 rentable square feet) contained in the building was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997. In November, 1997, Family Life entered into a contract to sell its interest in the Bridgepoint Square Office complex. The sale also included the adjacent properties developed by ILCO's subsidiary, Investors-NA. The aggregate purchase price for the project was $78 million. The transaction closed on December 5, 1997. The purchase price was allocated approximately 78.5% to Investors-NA and 21.5% to Family Life. The sale resulted in a net profit to Family Life of approximately $4.5 million ($3.2 million after tax) that is included in FIC's earnings for the year 1997.

FIC's net income is affected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the year ended December 31, 1997 includes $3.8 million ($0.68 per common share on a diluted basis) resulting from ILCO's sale of its interest in Bridgepoint Square Offices. Net income for the year ended December 31, 1996 includes $7.1 million resulting from ILCO's sale of the Austin Centre, a hotel/office complex, located in Austin, Texas.

The statutory earnings of Family Life as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $12,930,000 at December 31, 1998, as compared to $13,625,000 at December 31, 1997 and $12,734,000 at December 31, 1996. These
statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

The decline in long-term interest rates during 1998, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the Company's portfolio. As of December 31, 1998, the market value of the fixed maturities available for sale segment was $79.4 million as compared to an amortized value of $76.73 million, or an unrealized gain $2.67 million. The net of tax effect of this increase has been recorded as an increase in shareholders' equity. There is no assurance that this unrealized gain may be realized in the future.

For the year ended December 31, 1998, FIC's income from operations, before federal income tax and equity in net earnings of affiliate, was $8,973,000 (on revenues of $53,607,000), as compared to $13,411,000 (on revenues of $63,343,000) in the year 1997 and $9,791,000 (on revenues of $59,928,000) for the year 1996.

Premiums for the year 1998, net of reinsurance ceded, were $38.4 million, as compared to $40.2 million in 1997 and $43.3 million in 1996. Policyholder benefits and expenses were $16.3 million in 1998, as compared to $19.9 million in 1997 and $22.1 million in 1996.


            Equity in Net Income of InterContinental Life Corporation

General:

Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. The Company's equity in the net earnings of ILCO, net of federal income tax, was $2,613,000 , as compared to $6,458,000 for the year 1997 and $9,012,000 for the year 1996. The decrease in 1997, as compared to 1996 is primarily attributable to the effect, in 1996, of ILCO's net income resulting from the sale of the Austin Centre property.

FIC currently owns 1,795,146 shares of ILCO's common stock. In addition, Family Life currently owns 171,200 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 1,966,346 shares (approximately 45%) of ILCO's common stock. Prior to September 30, 1998, FIC held options to acquire 1,702,155 shares of ILCO's common stock. Under the terms of the option agreement, such options continued in effect only as long as FIC guaranteed certain indebtedness of ILCO. Since the Senior Loan of ILCO was fully repaid on September 30, 1998, FIC's rights under the 1986 option agreement expired on September 30, 1998.

The decline in long-term interest rates during 1998, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of ILCO's investment portfolio. As of December 31, 1998, the market value of the fixed maturities available for sale segment was $450.15 million as compared to an amortized cost of $435.13 million, or an unrealized gain of $15.02 million. There is no assurance that this unrealized gain will be realized by ILCO in the future. Since FIC owns approximately 45% of the common stock of ILCO, such unrealized gains, net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of increasing the reported value of such equity interest by approximately $4.08 million.

ILCO's results for 1998 include, for the period beginning on June 30, 1998, the operations of Grinnell Life Insurance Company. Grinnell Life was acquired on June 30, 1998, through a subsidiary of ILCO, for an adjusted purchase price of $16.6 million. A portion of the purchase price ($12.37 million) was paid by way of a dividend to the seller immediately prior to the closing of the transaction; the balance of the purchase price was paid by ILCO's subsidiary. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity.

Liquidity and Capital Resources of ILCO:

ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiary, Investors Life Insurance Company of Indiana (formerly InterContinental Life Insurance Company). ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

As of December 31, 1997, the outstanding principal balance of ILCO's senior loan obligations was $11.0 million, which reflected the prepayment by the Company of the payment originally scheduled for January 1, 1998. A regular payment, in the amount of $3.7 million, was made on April 1, 1998 and a prepayment of the July 1, 1998 installment, in the amount of $3.7 million, was made on June 30, 1998. The outstanding principal balance of ILCO's senior loan obligations was $3.6 million at June 30, 1998. The final installment on the senior loan obligation scheduled for October 1, 1998, was prepaid on September 30, 1998. As a result, the senior loan obligation of ILCO was fully discharged effective September 30, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of December 31, 1998, the outstanding principal balance of the Surplus Debentures was $4.5 million and $11.4 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1998, the statutory surplus of Investors-NA was $68.2 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are derived from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its life insurance subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of December 31, 1998, Investors-NA had earned surplus of $39.3 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures for the foreseeable future.

Investors-IN, formerly known as ILIC, is domiciled in the State of Indiana. The transfer of domicile from New Jersey to Indiana was effective December 15, 1997. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.1 million at December 31, 1998.

The Form 10-Ks of ILCO for the years ended December 31, 1998, 1997 and 1996, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-K reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

                         Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries and the proceeds from bank and institutional borrowings.


The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1998, the statutory capital and surplus of Family Life was $30.3 million, an amount substantially in excess of the surplus floor. During 1998, Family Life made principal payments of $9.0 million and interest payments of $2.6 million to Family Life Corporation under the Surplus Debenture. As of December 31, 1998, the principal balance of the Surplus Debenture was $22.9 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $6.0 million in 1998, as compared to $4.2 million in 1997 and $9.7 million in 1996. Net cash flow used in financing activities was $13.10 million in 1998, as compared to $6.15 million in 1997 and $8.05 million in 1996.

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


                                   Investments

As of December 31, 1998, the Company's investment assets totaled $110.2 million, as compared to $119.1 million as of December 31, 1997.

The level of short-term investments at the end of 1998 was $27.6 million, as compared to $34.5 million as of December 31, 1997. The fixed maturities available for sale portion represents $79.4 million of investment assets as of December 31, 1998, as compared to $81.9 million at the end of 1997. The amortized cost of fixed maturities available for sale as of December 31, 1998 was $76.73 million representing a net unrealized gain of $2.67 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of December 31, 1998, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

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

The Company has evaluated its centralized computer systems and has developed a plan to reach Y2K compliance. A central feature of the plan is to convert most of the centralized systems to a common system which is already in compliance with Y2K requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $330,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $898,000 for the three-year (1997 - 1999) conversion period. For the twelve month period ended December 31, 1998, the Company has incurred an after tax expense of approximately $289,000 in connection with the completion of the Plan. Between January 1, 1997 and December 31, 1998, the Company has expended approximately
60.3 % of the three-year expected after-tax cost discussed above.

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

A small number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 49,280 active policies for Investors-NA at the time of conversion) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 16,120 active policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the Lifecomm-B system which is responsible for the 18,000 active policies assumed after ILCO's acquisition of State Auto Life is also scheduled for completion in April, 1999.

The conversion of the Lifecomm-A system (administering approximately 62,400 active policies for Investors-NA) is now scheduled for completion in September of 1999.

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

In 1997, FIC Computer Services - a subsidiary of FIC which provides data processing services for the Company and its affiliates - purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. This hardware and software was tested in 1998. The telephone system has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

With respect to non-centralized systems (i.e., desktop computers), the Company has obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The Company expects that the effort needed to correct for Y2K problems on such systems will be less time intensive than the effort needed to achieve compliance for its centralized systems. The installation of such new PC hardware and software was commenced in early 1999 and is expected to be completed by September 1, 1999.

In the event that a major administrative system fails to operate properly due to the Y2K problem, or the Company does not complete the necessary systems conversions prior to January 1, 2000, the Company has developed a plan to respond to such a contingency. FIC Computer Services has assigned certain personnel to be members of an emergency response team to resolve Y2K operations problems. Additionally, insurance policies would be administered manually if the necessary systems conversions were not completed prior to January 1, 2000, or subsequent Y2K operations problems persist. Manual policy administration would require additional personnel. If substantial additional personnel become necessary for manual policy administration, the training and salary expenses of such personnel could materially affect the Company's business and results of operations. The Company is not able to estimate the likelihood that manual administration will be needed or the amount of any expense which it would incur in connection with such manual administration.


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


In June, 1997, the FASB issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS No. 131 requires that financial information be reported on the basis that it is used internally for evaluating performance. The Company adopted FAS No. 131 effective January 1, 1998 and comparative information for earlier years has been restated. This statement does not need to be applied to interim financial statements in the initial year of application. The adoption of FAS No. 131 did not impact upon the Company's reporting of financial information.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

General:

FIC's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the sections entitled "Acquisition of ILCO" and "Investment of Assets" in Item I of this report and the information set forth in "Management's Discussion and Analysis of Financial Condition and Operations - Investments".

The following is a discussion of the Company's primary market risk sensitive instruments. It should be noted that this discussion has been developed using estimates and assumptions. Actual results may differ materially from those described below. Further, the following discussion does not take into account actions which could be taken by management in response to the assumed changes in market rates. In addition, the discussion does not take into account other types of risks which may be involved in the business operations of the Company, such as the reinsurance recoveries on reinsurance treaties with third party insurers.

The primary market risk to the Company's investment portfolio is interest rate risk. Since the Company own approximately 45% of the common stock of ILCO, the interest rate risk of ILCO's fixed income portfolio has an effect on the value of FIC's "investment in affiliate". The Company does not use derivative financial instruments.

Interest Rate Risk:

(a)      FIC's Fixed Income Investments:

         Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $2.5 million at December 31, 1998 and $3.5 million at December 31, 1997. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, and
         (ii) short-term investments. The market value of such assets was $107.0 million at December 31, 1998 and $116.3 million at December 31, 1997.


         The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $33.9 million at December 31, 1998 and $40.2 million at December 31, 1997. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $1.2 million at December 31, 1998 and $1.8 million at December 31, 1997.

(b)      FIC's Investment in Affiliate:

         The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $4.6 million at December 31, 1998 and $7.0 million at December 31, 1997.


The hypothetical effect of the interest rate risk on fair values was estimated by applying a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.

Item 8.  Financial Statements and Supplementary Data

The following Financial Statements of the Registrant have been filed as part of this report:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 26, 1999.

2.   Consolidated Balance Sheets, as of December 31, 1998 and December 31, 1997.

3. Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

5. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Directors of the Registrant

The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors were elected at the 1998 annual shareholders meeting. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.

Name              Age           Since    Director and Other Information

John D.            55           1991     Vice President-Investments, Investment
Barnett                                  Professionals, Inc. Since August 1996.
                                         Vice  President-Investments of
                                         Prudential Securities from April 1983
                                         to July 1996.

Joseph F.          60           1992     Vice  President of FIC from  February
Crowe                                    29, 1992 to January 3, 1997,  when he
                                         retired from active service with the
                                         Company. Director of FIC since February
                                         29, 1992.  Vice President of ILCO from
                                         May 1991 to January 1997.  Director  of
                                         ILCO from May  1991 to  October  1997.
                                         Executive  Vice President  of Investors
                                         Life Insurance Company of North America
                                         Family Life Insurance Company and
                                         InterContinental Life Insurance Company
                                         form June 1991 to January 1997.
                                         Director of Investors Life Insurance
                                         Company of North America, Family Life
                                         Insurance Company and  InterContinental
                                         Life Insurance Company from June 1991
                                         to January 1997.  Executive Vice
                                         President of Investors  Life  Insurance
                                         Company of Indiana form February  1995
                                         to January 1997.  Director of Investors
                                         Life Insurance Company of Indiana from
                                         February  1995 to January 1997.  From
                                         December 1986 to March 1991,  Executive
                                         Vice President of Personal  Financial
                                         Security  Division of Aetna Life &
                                         Casualty Company.

Jeffrey H.         46           1995      Director of FIC since May 1995.  Vice
Demgen                                    President of FIC since August  1996.
                                          Vice President and  Director  of ILCO
                                          since August 1996. Director of Family
                                          Life Insurance Company since October
                                          1992.  Executive  Vice  President  of
                                          Family Life Insurance  Company since
                                          August 1996.  Senior Vice President
                                          of Family Life Insurance Company from
                                          October 1992 to August 1996. Executive
                                          Vice President and Director of
                                          Investors Life Insurance Company of
                                          North America since August 1996.
                                          Senior Vice  President and Director of
                                          Investors Life Insurance Company of
                                          North America from October 1992 to
                                          June 1995. Executive Vice President of
                                          Investors-IN (formerly known as
                                          InterContinental Life Insurance
                                          Company) since August 1996.  Executive
                                          Vice President and Director of
                                          Investors Life Insurance Company of
                                          Indiana from August 1996 to December
                                          1997.  Senior Vice President of United
                                          Insurance Company  of  America  from
                                          September  1984  to  July  1992.

Theodore A.        59           1996      Vice President and Director of FIC
Fleron                                    since August 1996.  Vice President and
                                          Director of ILCO since May 1991.
                                          Assistant Secretary of ILCO since June
                                          1990.  Senior Vice President,  General
                                          Counsel, Assistant Secretary and
                                          Director of Investors Life  Insurance
                                          Company of North America and Investors
                                          IN, formerly known as InterContinental
                                          Life Insurance Company since July 1992
                                          Vice  President, General  Counsel,
                                          Assistant Secretary and Director of
                                          Investors Life Insurance Company  of
                                          North America and Investors-IN,
                                          formerly  known  as  InterContinental
                                          Life Insurance Company from January
                                          1989 to July 1992.  Senior Vice
                                          President, General Counsel, Director
                                          and Assistant Secretary of  Investors
                                          Life Insurance Company of Indiana
                                          from June 1995 to December 1997.
                                          Senior Vice President, General Counsel
                                          Director and Assistant Secretary of
                                          Family Life Insurance Company since
                                          August 1996.

James M.           55           1976       Vice President,Treasurer and Director
Grace                                      of FIC. Vice President and Treasurer
                                           of ILCO since January 1985. Executive
                                           Vice President,Treasurer and Director
                                           of Investors-IN,  formerly  known  as
                                           InterContinental Life Insurance
                                           Company since 1989.  Director,
                                           Executive Vice President and
                                           Treasurer of Investors Life Insurance
                                           Company of North America since  1989.
                                           Executive Vice President, Treasurer
                                           and Director of Family Life Insurance
                                           Company since June 1991.  Director,
                                           Executive Vice President and
                                           Treasurer of Investors Life Insurance
                                           Company of Indiana from February 1995
                                           to December  1997.

Dale E. Mitte      64           1994       Director  since January 1994.  Senior
                                           Vice President, Chief Underwriter and
                                           Director from January 1993 to March 5
                                           1999 of Investors Life Insurance
                                           Company of North  America and
                                           Investors-IN, formerly known as
                                           InterContinental Life Insurance
                                           Company.  Vice President, Chief
                                           Underwriter and Director from
                                           December 1988 to January 1993 of
                                           Investors Life Insurance Company of
                                           North America and Investors- IN,
                                           formerly known as InterContinental
                                           Life Insurance Company. Director from
                                           June 1991 to April 1992 and Vice
                                           President and Chief Underwriter from
                                           June 1991 to March 5, 1999 of Family
                                           Life Insurance Company.  Director,
                                           Senior Vice President and  Chief
                                           Underwriter of Investors Life
                                           Insurance Company of Indiana from
                                           June 1995 to December 1997.

Roy F. Mitte       67           1976       Chairman of the Board, President and
                                           Chief Executive Officer of FIC.
                                           Chairman of the Board, President and
                                           Chief Executive Officer of ILCO  and
                                           Investors-IN,  formerly  known  as
                                           InterContinental  Life Insurance
                                           Company since January 1985.
                                           President  of ILCO since April 1985.
                                           Chairman of the Board, President and
                                           Chief Executive Officer of Investors
                                           Life Insurance Company of North
                                           America since December 1988. Chairman
                                           of the Board, President and Chief
                                           Executive Officer of Family Life
                                           Insurance Company since June 1991.
                                           Chairman of the  Board,  President
                                           and Chief Executive Officer of
                                           Investors Life Insurance Company of
                                           Indiana from February 1995 to
                                           December 1997. Chairman,  ILG
                                           Securities Corporation since December
                                           1988.

 Frank Parker       70           1994      President, Gateway Tugs, Inc., which
                                           is located in Brownsville, Texas and
                                           is engaged in operating and
                                           chartering harbor and intracoastal
                                           tug boats, for more than the last
                                           five years.

Eugene E. Payne     56           1992      Vice President, Secretary and
                                           Director of FIC.  Vice President of
                                           ILCO since December 1988 and
                                           Secretary and Director of ILCO since
                                           May 1989.  Executive Vice  President,
                                           Secretary and Director of Investors
                                           Life Insurance Company of  North
                                           America since December 1988.
                                           Executive Vice President since
                                           December 1988 and Director since May
                                           1989 of Investors-IN, formerly  known
                                           as InterContinental Life Insurance
                                           Company.  Executive Vice President,
                                           Secretary and Director of Family Life
                                           Insurance  Company since June 1991.
                                           Director, Executive  Vice  President
                                           and Secretary of Investors  Life
                                           Insurance Company of Indiana from
                                           February 1995 to December 1997.

Thomas C.          56           1996       Director of FIC since  August  1996.
Richmond                                   Director of ILCO from March 1994 to
                                           August 1996.  Director from March
                                           1989 to February  1990, Senior Vice
                                           President since January 1993 and Vice
                                           President from March 1989 to January
                                           1993 of Investors Life Insurance
                                           Company of North America and
                                           Investors-IN, formerly known as
                                           InterContinental Life Insurance
                                           Company. Senior Vice President of
                                           Family Life Insurance  Company  since
                                           June 1991.  Senior Vice President of
                                           Investors Life Insurance Company of
                                           Indiana from June 1995 to December
                                           1997.

Jerome H.          62           1998       President and Professor of Chemistry,
Supple                                     Southwest Texas State University
                                           since April 1989.  Director of FIC
                                           since 1998.



The incumbent directors have been nominated for submission to vote of the shareholders for reelection at the 1999 annual shareholders' meeting.

(b) Executive Officers of the Registrant

The following table sets forth the names and ages of the persons who served as the Registrant's Executive Officers during 1998 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

   Name                    Age            Positions and Offices

Roy F. Mitte               67               Chairman of the Board,
                                            President and Chief
                                            Executive Officer

James M. Grace             55               Vice President and Treasurer

Eugene E. Payne            56               Vice President and Secretary

Jeffrey H. Demgen          46               Vice President

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during the period from January 1, 1998 through December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the three other persons who were serving as executive officers of the Company at the end of 1998 and received cash compensation exceeding $100,000 during 1998:

                              Annual Compensation

                                                                                           Long Term
       Name and                                                                       Compensation Awards     All Other
      Principal                                                                           Stock Options     Compensa-
       Position            Year              Salary(1)          Bonus(4)       Other(2)     (Shares)          tion
Roy F. Mitte,
Chairman,
President and              1998            $ 503,500         $2,500,000         -0-          -0-                -0-
Chief Executive            1997            $ 503,500         $1,500,000         -0-          -0-                -0-
Officer                    1996            $ 503,500                -0-         -0-          -0-        $2,446,3973

James M.
Grace, Vice                1998              195,000             25,000         -0-          -0-                -0-
President and              1997              195,000             40,000         -0-          -0-                -0-
Treasurer                  1996              195,000             15,000         -0-          -0-                -0-

Eugene E.
Payne, Vice                1998              195,000             20,000         -0-          -0-                -0-
President and              1997              195,000             40,000         -0-          -0-                -0-
Secretary                  1996              195,000             15,000         -0-          -0-                -0-

Jeffrey H.                 1998            $ 145,384           $ 15,000         -0-          -0-                -0-
Demgen, Vice               1997            $ 117,884           $ 30,000         -0-          -0-                -0-
President7                 1996            $ 102,500          $   7,500         -0-          -0-                -0-


(1) The salaries and bonuses set forth in the table were paid by ILCO, except that FIC and/or Family Life authorized payment of a portion of Mr. Mitte's salary in each of 1996, 1997 and 1998. The executive officers of FIC have also been executive officers of Family Life, the insurance subsidiary of FIC, and ILCO and its insurance subsidiaries. FIC and/or Family Life reimbursed ILCO (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of the executive officers' cash compensation and bonus for 1996, 1997 and 1998: (i) Mr. Mitte: $216,857, $999,746 and $1,111,821,
respectively;(ii) Mr. Grace: $83,987, $68,150 and $64,152, respectively; (iii) Dr. Payne: $83,987, $68,150 and $61,447, respectively; and (iv) Mr. Demgen:
$46,125 and $66,548 and $72,173  1996, 1997 and 1998, respectively.

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

(4) The data in this column represents the amount of annual bonus awarded. The bonuses for Mr. Grace, Dr. Payne and Mr. Demgen for the year 1997 represent amounts paid in 1997, but include the bonuses awarded with respect to the years 1996 and 1997. Dr. Payne elected to defer the amounts shown for 1997 and 1998 into the Company's Non-Qualified Deferred Compensation Plan. The Plan was established in 1997 to permit Mr. Grace and Dr. Payne to defer a portion of their compensation. Under the provisions of the Plan, contributions are invested on a money purchase basis and plan benefits are based on the value of the account at retirement or other distribution. In accordance with applicable tax law requirements, amounts allocated to the Plan are subject to the claims of general creditors of the Company.

Compensation of Directors

Directors who are not officers or employees of the Company are paid a $5,000 annual fee, and are compensated $1,000 for each regular or special meeting of the Board of Directors which they attend in person.

Members of Compensation Committee

The Compensation Committee makes recommendations to the Board of Directors with respect to the Chief Executive Officer's compensation. The members of the Compensation Committee are John D. Barnett, Frank Parker, and Jerome H. Supple.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of March 15, 1999 as to all persons who, to the knowledge of the Registrant, were the beneficial owners of five percent (5%) or more of the Common Stock of the Registrant.

                               Amount and Nature
Name and Address of              of Beneficial                       Percent
Beneficial Owner                 Ownership                           of Class

Roy F. Mitte,
Chairman of the Board,
President and Chief
Executive Officer,
701 Brazos
Suite 1400,
Austin, Texas  78701              1,493,216                           29.54%

Family Life Insurance Company
701 Brazos Street
Suite 1400
Austin, Texas 78701                 272,000                           5.38%

InterContinental Life
  Corporation
701 Brazos
Suite 1400,
Austin, Texas  78701                690,161 (1, 3)                    13.65% (2)

Investors Life Insurance
  Company of North America
701 Brazos
Suite 1400
Austin, Texas  78701                 690,161 (1, 3)                   13.65% (2)

Heartland Advisors, Inc.
790 North Milwaukee St.
Milwaukee, WI 53202                  438,500                           8.68% (4)


(1) Of such shares, 145,500 shares are owned by Investors-NA, 44,250 shares are owned by Investors-IN, and 500,411 shares are issuable upon exercise of an option held by Investors- NA. Investors-NA is a direct subsidiary of ILCO. Investors-IN is a direct subsidiary of Investors-NA.

(2) Assumes that outstanding stock options or warrants held by other persons have not been exercised.

(3) See Item 1. Business-Acquisition of Family Life for a description of the options granted to Investors-NA.

(4) As reported to the Company on a Schedule 13(G) filed by Heartland Advisors, Inc. ("Heartland"). According to the Schedule 13(G), the shares are held for various investment advisory accounts and the interest of one such account (Heartland Value Fund, a registered investment company) is more than 5% of the common stock of FIC. A Schedule 13(G) was filed on January 27, 1998, reporting beneficial ownership of 320,400 shares. A Schedule 13(G)/A was filed on January 21, 1999, reporting beneficial ownership of an additional 118,100 shares.


The following table contains information as of March 15, 1999 as to the Common Stock of the Registrant beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Registrant as a group. The information contained in the table has been obtained by the Registrant from each director and executive officer, except for the information known to the Registrant. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.


                           Amount and Nature of            Percent of
Name                       Beneficial Ownership             Class

John Barnett                     2,000                        *
Joseph F. Crowe                    -0- (2)
Jeffrey H. Demgen                  -0- (2)
Theodore A. Fleron                 -0-
James M. Grace                   5,600 (2)                    *
Dale E. Mitte                    2,000                        *
Roy F. Mitte                 1,493,216 (1,2)                29.54%

Frank Parker                    10,000                        *
Eugene E. Payne                    -0-                        *
Thomas C. Richmond               1,100                        *
Jerome H. Supple                   200                        *

All Executive Officers,
and Directors as
a group (11 persons)         1,514,116 (1,2)                29.95 %


(1)  As of March  15,  1999,  Mr.  Mitte,  jointly  with his  wife  Joann,  owns
     1,493,216 common shares of Financial Industries Corporation ("FIC"). The holdings of Mr. Mitte of FIC's common stock constitutes 29.54% of the outstanding common stock of the Company. In addition, Mr. Mitte holds the position of Chairman, President and Chief Executive Officer of ILCO.

(2) No executive officer or director holds any options to acquire FIC Common Stock. Messrs. Roy Mitte, Grace, Payne and Demgen are executive officers and/or directors of ILCO and beneficially owned approximately 47.12 % of the outstanding shares of ILCO common stock as of March 15, 1999. Since FIC beneficially owns 44.74 % of ILCO's Common Stock, Mr. Roy Mitte's personal holdings are combined with FIC's holdings in determining the percentage of ILCO Common Stock beneficially owned by Mr. Mitte. ILCO beneficially owned 690,161 shares of FIC Common Stock (13.65% of the outstanding shares) as of March 15, 1999.

 *       Less than 1%.


Item 13.  Certain Relationships and Related Transactions

(a) Prior to the repayment of the ILCO Senior Loan on September 30, 1998, the obligations of ILCO under the Senior Loan were guaranteed by FIC. FIC presently owns 1,966,346 shares of ILCO's Common Stock, constituting 44.74% of such shares outstanding.

(b) Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies; Dr. Payne serves as Vice President, Secretary and Director of both companies; Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies. Mr. Roy Mitte holds beneficial ownership of 29.54% of the outstanding shares of the Company (see "Security Ownership of Certain Beneficial Owners").

(c) As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a Senior Loan agreement under which $50 million was provided by a group of banks.The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

     On July 30,1993,the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The Company paid $38 million plus accrued interest to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the subordinated debt was new subordinated loans totaling $34.5 million that FLC and another subsidiary of FIC obtained from Investors-NA. The principal amount of the new subordinated debt is payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loans that Investors-NA had previously made to FLC and that continue to be outstanding.

     In June, 1996, the provisions of the notes from Investors-NA to FIC, Family Life Corporation ("FLC") and Family Life Insurance Investment Company ("FLIIC") were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of

     $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

     In December, 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder (FIC). Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.


(d) The data processing needs of ILCO's and FIC's insurance subsidiaries are provided to ILCO's and FIC's insurance subsidiaries by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Under the provisions of the data processing agreement FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $1,610,397 and ILCO's insurance subsidiaries paid $2,818,095 to FIC Computer for data processing services provided during 1998.

(e) In 1995, Family Life entered into a reinsurance agreement with Investors-NA pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

(f)  In  1996,   Family  Life  entered  into  a   reinsurance   agreement   with
     Investors-NA, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

(g) In November, 1998, FIC purchased 101,304 shares of FIC's common stock from the Roy F. and Joann Cole Mitte Foundation (the "Foundation"), a Texas non-profit corporation which is controlled by Mr. Mitte and his wife, at a price of $18.625 per share (or a total purchase price of $1,886,787). At the same time, Family Life purchased 272,000 shares of FIC's common stock from the Foundation at a price of $18.625 per share (or a total purchase price of $5,066,000). Mr. Mitte and his wife had previously donated the shares to the Foundation. The Foundation obtained a private letter ruling from the Internal Revenue Service, in which the IRS ruled that the sale of the FIC common stock to the Company would not constitute a direct or indirect act of self-dealing between the Foundation and the Company. The transaction was reviewed by a Special Committee of the Board of Directors, consisting of two outside directors. In addition, the Company obtained a favorable fairness opinion from an independent investment banking firm.

(h) Mr. Crowe retired from active service with the Company in January, 1997 and served on the ILCO Board until October, 1997; he continues to serve on the Board of Directors of FIC. Following Mr. Crowe's retirement, the Company entered into a consulting agreement with him. Under the terms of the agreement, Mr. Crowe is to be available for periodic consultation on actuarial matters related to the operations of the life insurance companies. The agreement provide of a payment of $25,000 per year for a period of five-years.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents have been filed as part of this report:

     1.  Financial Statements (See Item 8)

ILCO Form 10-K as of December 31, 1996, 1997 and 1998 and the Financial Statements contained therein are hereby incorporated by reference.

The  following   consolidated   financial  statements  of  Financial  Industries
Corporation and Subsidiaries are included in Item 8:

Report of Independent Accountants . . . .. . . . . . . . .. . . . . . . . . F-2

Consolidated Balance Sheets, September 31, 1998 and 1997. ..  . . . . . . . F-3

Consolidated Statements of Income, for
years ended December 31, 1998, 1997 and 1996. . .  . . . . . . . . . . . .  F-5

Consolidated Statements of Changes in
Shareholders' Equity, for the years ended
December 31, 1998, 1997 and 1996. . . . . . . . . . . .. . . . . . . . . .  F-7

Consolidated Statement of Cash Flows, for the
years ended December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . .   F-10

Notes to Consolidated Financial Statements. . . . .  . . . . . . . . . . .  F-12

2. The following consolidated financial statement schedules of Financial Industries Corporation and Subsidiaries are included:

Schedule I-Summary of Investments
Other Than Investments in Related Parties. . . . .   . . . . . . . . . . .  F-43

Schedule II - Condensed Financial Statements
of Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-44

Schedule IV - Reinsurance  . . . . . . . . . . .. . . . . . . . . . . . . . F-48


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.


2. Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits on Page Ex-1.


(b)  Reports on Form 8-K

 No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

/s/ Roy F. Mitte                                     /s/ James M. Grace
Roy F. Mitte, Director                               James M. Grace, Director

/s/ Eugene E. Payne                                   /s/ Jeffrey H. Demgen
Eugene E. Payne, Director                            Jeffrey H. Demgen, Director

/s/ Joseph F. Crowe                                  /s/ Thomas C. Richmond
Joseph F. Crowe, Director                           Thomas C. Richmond, Director

/s/ Theodore A. Fleron
Theodore A. Fleron, Director

/s/ Dale E. Mitte
Dale E. Mitte, Director

/s/ John D. Barnett
John D. Barnett, Director

/s/ Jerome H. Supple
Jerome H. Supple, Director

/s/ Frank Parker
Frank Parker, Director

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                       FORM 10-K--ITEM 14 (a) (1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


(1) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

Report of Independent
Accountants.................................................................F-2

Consolidated Balance Sheets,
December 31, 1998 and 1997..................................................F-3

Consolidated Statements of Income, for the
years ended December 31, 1998, 1997 and 1996................................F-5

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
December 31, 1998, 1997 and 1996............................................F-7

Consolidated Statements of Cash Flows, for
the years ended December 1998, 1997 and 1996................................F-10

Notes to Consolidated Financial Statements..................................F-12

(2) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included:

Schedule I - Summary of Investments Other
Than Investments in Related Parties.........................................F-43

Schedule II - Condensed Financial Statements of
Registrant..................................................................F-44

Schedule IV - Reinsurance...................................................F-47


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Financial Industries Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page F-1 present fairly, in all material respects, the financial position of Financial Industries Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Dallas, Texas
March 26, 1999

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                 1998                   1997
                                                       (in thousands)
ASSETS
Investments other than investments in affiliate:
 Fixed maturities available for sale
 at market value (amortized cost of
 $76,727 and $79,054 at December 31,
 1998 and 1997)                                $  79,402             $  81,854
Equity securities at market
 (cost approximates $11
 at December 31, 1998 and 1997)                        4                     4
Policy loans                                       3,155                 2,748
Short-term investments                            27,589                34,475

  Total investments                              110,150               119,081
Cash                                               2,601                   508
Investment in affiliate                           70,950                66,752
Accrued investment income                          1,209                 1,184
Agency advances and other receivables              7,759                 6,474
Reinsurance receivables                           12,426                11,134
Due and deferred premiums                         12,181                11,086
Property and equipment, net                        1,758                 1,724
Deferred policy acquisition costs                 48,510                45,122
Present value of future profits of
 acquired businesses                              28,294                34,437
Other assets                                       5,392                 6,346
Separate account assets                              508                   476

     Total Assets                             $  301,738             $ 304,324

              The accompanying notes are an integral part of these
                       consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                                  1998              1997
                                                      (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and contract
 holder deposit funds:
Future policy benefits                        $  60,069             $  59,987
Contract holder deposit funds                    45,128                44,304
Unearned premiums                                    28                    90
Other policy claims and benefits
 payable                                          4,582                 5,315

                                                109,807               109,696
Subordinated notes payable to
 affiliate                                       47,645                53,792
Deferred federal income taxes                    23,984                21,631
Other liabilities                                 4,474                 4,880
Separate account liabilities                        508                   476

Total Liabilities                               186,418               190,475
 (See Notes 4, 8, 12, 14)
Shareholders' equity:

Common stock, $.20 par value,
 10,000,000 shares authorized;
 5,845,300 shares issued,
 5,054,661   and 5,427,965
 outstanding in 1998 and 1997,
 respectively                                     1,169                 1,169

Additional paid-in capital                        7,225                 7,225
Accumulated other comprehensive
 income                                           5,898                 6,692
Retained earnings                               108,403                99,185

                                                122,695               114,271
Common treasury stock, at cost,
 790,639 and 417,335 shares in
 1998 and 1997, respectively                     (7,375)                 (422)

Total Shareholders' Equity                      115,320               113,849

Total Liabilities and Shareholders'
 Equity                                      $  301,738             $ 304,324

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Year Ended December 31,


                                                  1998              1997                1996
                                                               (in thousands)

Revenues:
 Premiums                                      $ 38,358            $ 40,249           $ 43,336
 Net investment income                            7,808               8,106              7,363
 Net realized gain on sale of real estate           -0-               4,548                -0-
 Earned insurance charges                         5,971               6,989              5,569
 Other                                            1,470               3,451              3,660

                                                 53,607              63,343             59,928

Benefits and expenses:
 Policyholder benefits and expenses              16,258              19,905             22,096
 Interest expense on contract holders
 deposit funds                                    2,374               2,596              2,239
 Amortization of present value of future
 profits of acquired businesses                   6,143               6,167              4,811
 Amortization of deferred policy
  acquisition costs                               5,174               4,826              4,185
 Operating expenses                              11,822              12,755             12,975
 Interest expense                                 2,863               3,683              3,831

                                                 44,634              49,932             50,137

Income before federal income tax and
 equity in net earnings of affiliates             8,973              13,411              9,791
Provision for federal income taxes:
   Current                                          119               1,348            (1,165)
   Deferred                                       2,249               2,193              3,811

Income before equity in net earnings
 of affiliates                                    6,605               9,870              7,145
Equity in net earnings of affiliate,
 net of tax                                       2,613               6,458              9,012

Net Income                                     $  9,218            $ 16,328           $ 16,157

                     The accompanying notes are an integral
                           part of these consolidated
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                           Years Ended December 31,
                                         1998        1997        1996
                                                  (in thousands)
Net Income Per Share (Note 15)
Basic:
Average weighted shares outstanding      5,383      5,428       5,428
Basic earnings per share                $ 1.71     $ 3.01      $ 2.98
Diluted:
Common stock and common stock
 equivalents                             5,557      5,589       5,568
Diluted earnings per share              $ 1.66     $ 2.92      $ 2.90


















                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                    Common Stock                  Additional
                                                                                   Paid-in
                                               Shares            Amount            Capital
Balance at December 31, 1995                   5,845            $ 1,169            $ 7,225
Comprehensive Income:
  Net income
  Other Comprehensive Income:
   Change in net unrealized loss on
    investments in fixed maturities
    available for sale, net of tax
   Change in net unrealized appreciation
    (depreciation) of equity securities,
     net of tax
 Total Comprehensive Income
Balance at December 31, 1996                   5,845              1,169              7,225
Comprehensive Income:
  Net Income
Other Comprehensive Income:
  Change in net unrealized loss on
   investments in fixed maturities
   available for sale, net of tax
  Change in net unrealized appreciation
   (depreciation) of equity securities,
   net of tax
 Total Comprehensive Income

Balance at December 31, 1997                   5,845              1,169              7,225
Comprehensive Income
  Net Income
Other Comprehensive Income:
  Change in net unrealized loss on
   investments in fixed maturities
   available for sale, net of tax
  Change in net unrealized appreciation
   (depreciation) of equity securities,
   net of tax
 Total Comprehensive Income
Balance at December 31, 1998                $  5,845             $ 1,169            $ 7,225




                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                        Accumulated Other Comprehensive Income




                                                           Net Unrealized Gain
                                       Net Unrealized      on Invest- ments in       Total
                                       Appreciation         Fixed  Maturities       Accumulated
                                     Depreciation) of      Available for Sale    Other Comprehensive
                                    Equity Securities                                 Income

Balance at December 31, 1995             $   11              $  8,052               $ 8,063
Comprehensive Income:
  Net Income
Other Comprehensive Income:
  Change in net unrealized gain on
    investments in fixed maturities
    available for sale, net of tax                             (6,832)                (6,832)
  Change in net unrealized
appreciation (depreciation) of
equity securities, net of tax                14                                           14

 Total Comprehensive Income                  14                (6,832)                (6,818)

Balance at December 31, 1996                 25                 1,220                  1,245
Comprehensive Income:
  Net Income
Other Comprehensive Income:
  Change in net unrealized gain on
    investments in fixed maturities
    available for sale, net of tax                              5,440                 5,440
  Change in net unrealized
appreciation (depreciation) of
equity securities, net of tax                 7                                           7

 Total Comprehensive Income                   7                 5,440                 5,447

Balance at December 31, 1997                 32                 6,660                 6,692
Comprehensive Income:
  Net Income
Other Comprehensive Income:
  Change in net unrealized gain on
    investments in fixed maturities
    available for sale, net of tax                               (760)                 (760)
  Change in net unrealized
appreciation (depreciation) of
equity securities, net of tax               (34)                                        (34)

 Total Comprehensive Income                 (34)                 (760)                 (794)

 Purchase of treasury stock

Balance at December 31, 1998            $    (2)             $  5,900               $ 5,898


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                               Total
                                               Retained      Treasury       Shareholders'
                                               Earnings        Stock           Equity

Balance at December 31, 1995                   $ 66,700       $  (422)        $ 82,735
Comprehensive Income:
  Net Income                                     16,157                         16,157
Other Comprehensive Income:
  Change in net unrealized loss on
   investments in fixed maturities
   available for sale, net of tax                                               (6,832)
  Change in net unrealized appreciation
   depreciation) of equity securities,
   net of tax                                                                       14
 Total Comprehensive Income                       16,157          -0-            9,339

Balance at December 31, 1996                      82,857         (422)          92,074
Comprehensive Income:
  Net Income                                      16,328                        16,328
Other Comprehensive Income:
  Change in net unrealized gain on
  investments in fixed maturities
  available for sale, net of tax                                                 5,440
  Change in net unrealized appreciation
  (depreciation) of equity securities,
  net of tax                                                                         7

 Total Comprehensive Income                       16,328           -0-          21,775


Balance at December 31, 1997                      99,185          (422)        113,849
Comprehensive Income:
  Net Income                                       9,218                         9,218
Other Comprehensive Income:
  Change in net unrealized gain on
   investments in fixed maturities
   available for sale, net of tax                                                 (760)
  Change in net unrealized appreciation
   (depreciation) of equity securities,
   net of tax                                                                      (34)

 Total Comprehensive Income                        9,218                         8,424
  Purchase of treasury stock                                    (6,953)         (6,953)



Balance at December 31, 1998                   $ 108,403      $ (7,375)      $ 115,320


                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31,
                                                    1998               1997             1996

                                                                  (in thousands)

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income                                       $ 9,218            $ 16,328           $ 16,157
Adjustments to reconcile net income to
 net cash provided by operating activities:
Amortization of present value of future
 profits of acquired business                      6,143               6,167              4,811
Amortization of deferred policy
 acquisition costs                                 5,174               4,826              4,185
Financing costs amortized                            -0-                 -0-                168
Equity in undistributed earnings of
 affiliate
                                                  (4,965)             (9,323)           (12,558)
Changes in assets and liabilities:
(Increase) decrease in accrued
 investment income                                   (25)                 49               (131)
Increase in agent advances and
 other  receivables                               (2,577)             (3,624)            (1,233)
Increase in due premiums                          (1,095)               (435)              (925)
Increase in deferred policy acquisition costs     (8,562)             (8,615)            (8,981)
Decrease (increase) in other assets                  954                (640)               558
Increase in policy liabilities and accruals          111               3,629              3,734
Decrease in other liabilities                       (406)             (6,368)               (67)
Increase in policy loans                            (407)               (462)              (512)
Increase in deferred federal income taxes          2,353               3,679              3,169
Other, net                                            34              (1,020)             1,330

Net cash provided by operating activities        $ 5,950            $  4,191           $  9,705

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                              Year Ended December 31,
                                                     1998              1997               1996
                                                                  (in thousands)
CASH FLOWS FROM INVESTING
ACTIVITIES
Fixed maturities purchased                     $  (14,082)           $ (4,056)          $ (4,245)
Proceeds from sales and maturities of
 fixed maturities                                  16,473               7,998              1,265
Net decrease in short-term investments              6,886              (8,860)             1,565
Purchase & retirement of property
 and equipment                                        (34)              7,075             (1,347)

 Net Cash provided by (used in)
 investing activities                               9,243               2,157             (2,762)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of subordinated notes payable                -0-                 -0-                253
Repayment of senior loan and
 subordinated notes                                   -0-                 -0-             (6,765)
Repayment of subordinated notes payable            (6,147)             (6,148)            (1,537)
Purchase of treasury stock.                        (6,953)

Net cash used in financing activities             (13,100)             (6,148)            (8,049)

Net increase (decrease) in cash                     2,093                 200             (1,106)
Cash, beginning of year                               508                 308              1,414

Cash, end of year                                $  2,601              $  508            $   308

Supplemental Cash Flow Disclosures:
Income taxes paid                                 $  1,184             $   150            $  125
Interest paid                                     $  2,935             $ 3,677            $4,300

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.


                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Financial Industries Corporation (FIC or the "Company") is principally engaged, through its subsidiaries, in acquiring and administering existing portfolios of individual and annuity products. The Company's insurance subsidiary is also engaged in the business of marketing and underwriting individual life insurance, disability insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through an exclusive career agency system.

Principles of Consolidation

The consolidated financial statements include the accounts of FIC and its wholly-owned subsidiaries at December 31, 1998. The more significant subsidiaries are Family Life Corporation (FLC), Family Life Insurance Company (Family Life), FIC Realty Services, Inc. (FIC Realty) and FIC Property Management, Inc. (FIC-Property) . The Company's approximate 45% investment in InterContinental Life Corporation (ILCO) is presented using the equity method of accounting.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

The Company's general investment philosophy is to hold fixed maturity securities until maturity. However, fixed maturities may be sold prior to their maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, fixed maturity investments are classified as available for sale and are carried at market value. Unrealized gains and losses on securities available for sale are not recognized in earnings but are reported as a separate component of equity in other accumulated comprehensive income, net of related income taxes.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Sale of Real Estate

Net income for 1997 includes $4.5 million (before federal income tax) resulting from the sale during the fourth quarter of 1997 of the Bridgepoint Square office complex. The aggregate selling price was $78 million which was allocated approximately 21.5% to Family Life and 78.5% to Investors Life Insurance Company of North America (Investors-NA), a subsidiary of ILCO, in accordance with their respective ownership interests in the Bridgepoint Square office complex. The sale closed on December 5, 1997.

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

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

business was fully reinsured to Merrill Lynch at the date of sale through an assumption reinsurance agreement which is pending regulatory approval.

Solvency Laws Assessments

The solvency or guaranty laws of most states in which the Company's insurance subsidiary do business may require the Company's insurance subsidiary to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength, and in certain instances, may be offset against future premium taxes. The Company's insurance subsidiary expense for guaranty fund assessment, from states, which do not allow premium tax offsets, was not material.

Policy Liabilities and Contractholder Deposit Funds

Liabilities for future policy benefits for mortgage life and annuity insurance products are computed using the net level premium method or an actuarially equivalent method. The assumption for future investment yield is 8.5 %. Assumptions for mortality and withdrawal are based on company experience with provision for possible adverse deviation.

Contract holder deposit funds are liabilities for universal life and annuity products. These liabilities consist of deposits received from customers and accumulated at actual credited interest rates on their fund balances less charges for expenses and mortality.

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

Federal Income Taxes

In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The Company adopted FAS 109 on a prospective basis effective January 1, 1993.

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

FAS 109 mandates the asset and liability method for computing deferred income taxes. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax basis of assets and liabilities using the tax rates which are expected be in effect when these differences are anticipated to reverse.

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

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously prescribed by APB Opinion No. 15, "Earnings Per Share." The Statement establishes two measures of earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding.

The Statement also requires a reconciliation of the numerator and denominator of

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and has restated the earnings per share computations for 1996 to conform to this pronouncement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company has adopted SFAS 130 for the year ended December 31, 1998 and has restated financial statement presentation for 1997 and 1996 as required by this pronouncement.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, SFAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company adopted SFAS 131 for the year ended December 31, 1998. As described in Note 1, the Company is principally engaged, through its subsidiaries, in administering existing portfolios of individual life insurance and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through an exclusive career agency system. Management considers the Company's insurance operations to constitute one reportable segment. Premium revenues for traditional insurance products and earned insurance charges on universal life and annuity products are presented in the accompanying consolidated statements of income. No single customer accounts for 10 percent or more of the Company's revenue.
The Company has no foreign operations.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. SFAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted SFAS 132 for the year ended December 31, 1998, and restated disclosures for 1997 and 1996 as required by this pronouncement.

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company is required to adopt SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of this SOP is not expected to have a material impact on the Company's financial statements. In June, 1998, the FASB issued FAS

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 does not have a material impact on the Company's results of operations, liquidity or financial position

Reclassification

Certain prior years' amounts have been reclassified to conform with the 1998 presentation.

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Investments

Fixed Maturities

Investments in fixed maturities by category at December 31, 1998 and 1997, respectively, were as follows (in thousands):

                                                                  Gross          Gross
                                           Amortized           Unrealized      Unrealized         Market
                                             Cost                Gains           Losses           Value
U.S. Treasury securities and
 oligations of U.S. government
 agencies and corporations                $ 16,125           $  1,014           $    0         $  17,139

States, municipalities and political
 subdivisions                                2,990                107                0             3,097

Corporate securities                        24,499                783                4            25,278

Mortgage-backed securities                  33,113                778                2            33,888

Total fixed maturities available
for sale                                  $ 76,727           $  2,682           $    6         $  79,402


                                                                  Gross          Gross
                                           Amortized           Unrealized      Unrealized         Market
                                             Cost                Gains           Losses           Value
U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations                 $ 18,142             $  975            $   1          $ 19,116

States, municipalities and political
 subdivisions                                 2,989                103                              3,092

Corporate securities                         18,996                527              111            19,412

Mortgage-backed securities                   38,927              1,331               24            40,234

Total fixed maturities available
 for sale                                  $ 79,054            $ 2,936           $  136          $ 81,854

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The amounts of unrealized gains and losses reflected in the balance sheet in accumulated other comprehensive income have been reduced by estimated deferred taxes in the amount of $937,000 and $980,000 in 1998 and 1997, respectively. Additional deferred taxes of $313,000 and $367,000 in 1998 and 1997, respectively, have been provided with respect to the Company's protion of ILCO's unrealized appreciation in marketable securities

The amortized value and market value of fixed maturities at December 31, 1998 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                    Amortized           Market
                                                      Value             Value
                                                           (in thousands)
   Due in one year                                   $ 10,142          $ 10,256
   Due after on year through five years                16,717            16,880
   Due after five years through ten years               3,276             3,522
   Due after ten years                                 13,479            14,856
   Mortgage-backed securities                          33,113            33,888

   Total fixed maturities available for sale         $ 76,727          $ 79,402


To reduce the exposure to market rate changes, portfolio investments are selected so that diversity, maturity, and liquidity factors approximate the duration of associated policyholder liabilities.

Proceeds from maturities of investments in fixed maturities during 1998, 1997 and 1996 were $16,473,000, $7,998,000 and $1,265,000, respectively. There were gains of $5,916 and losses of $16,437 in 1998 and gains of $23,000 and losses of $0 in 1997 and no gains or losses in 1996.

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 1998, 1997 and 1996. The following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes which are reflected in accumulated other comprehensive income for the periods presented:

Change in Unrealized Gains (Losses
) on Investments                   1998           1997           1996

                                             (in thousands)
Fixed maturities               $  (1,170)    $    8,369     $ (10,511)
Equity securities                    (52)            11            22

                                  (1,222)         8,380       (10,489)
Deferred federal income taxes       (428)         2,933        (3,671)

Net change in unrealized gains
 (losses) on investments      $     (794)     $   5,447    $   (6,818)


The following table sets forth the reclassification adjustments required for the years ended December 31, 1998, 1997 and 1996:

Reclassification Adjustments            1998              1997          1996
                                                     (in thousands)
Unrealized holding gains (losses)
 on investments arising during
 the period                         $   (790)      $    5,432       $  (6,818)

Reclassification adjustments for
 gains included in  net income            (4)              15               0


Unrealized gains (losses) on
 investments, net of reclass-
 ification adjustment               $   (794)      $    5,447       $  (6,818)

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Net Investment Income

The components of net investment income are summarized as follows:


                                        Year ended December 31,
                                   1998                1997             1996
                                                 (in thousands)
Fixed maturities                 $  5,792            $ 5,853           $ 5,891
Other, including short-term
 investments and policy loans       2,080              2,336             1,553
                                    7,872              8,189             7,444
Investment expenses                   (64)               (83)              (81)

Net investment income            $  7,808            $ 8,106           $ 7,363


There were no impairments in the value of investments in 1998, 1997 or 1996, which were considered other than temporary.

3.        Disclosure about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, 1998 are as follows:
                                                   Carrying            Fair
                                                     Amount            Value
                                                           (in thousands)
        Financial assets:
             Fixed maturities                     $ 79,402           $ 79,402
             Policy loans                            3,155              3,155
             Short-term investments                 27,589             27,589
             Cash and cash equivalents               2,601              2,601
        Financial liabilities:
        Subordinated notes payable
         to affiliate                             $ 47,645           $ 47,645

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4. Investment in
   InterContinental Life Corporation

The Company carries its investment in ILCO on the equity method of accounting. At December 31, 1998, excess of cost over net assets acquired of $1,686,000, net of accumulated amortization of $1,544,000, is included in investment in affiliate. At December 31, 1997, these amounts were $1,686,000 and $1,444,000, respectively. Amortization of this excess is reflected in equity in net earnings of affiliate. ILCO is primarily engaged in the sale and administration of life insurance products. Summarized financial information for ILCO is set forth below:

 Balance sheet information:                     1998                  1997
                                                       (in thousands)
 Investments                                   $ 702,086          $ 693,059
 Deferred policy acquisition costs and
 present value of future profits                  75,619             75,907
 Other assets                                    572,543            552,687

      Total Assets                           $ 1,350,248        $ 1,321,653

 Policy liabilities and contract holder
  deposit funds                                $ 694,351          $ 671,634

Other liabilities                                501,662            504,257

 Total liabilities                             1,196,013          1,175,891

 Common stock, additional paid-in
  capital and retained earnings                  142,664            131,359

Accumulated other comprehensive
 income                                           11,571             14,403

 Shareholders' equity                            154,235            145,762

 Total liabilities and shareholders' equity  $ 1,350,248        $ 1,321,653

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

  Results of Operations:           1998            1997            1996
                                           (in thousands)
 Premium income                 $ 10,890        $ 11,031         $ 9,980
 Net investment income            54,619          57,740          59,836
 Gain on sale of real estate         -0-          14,630          23,520
 Earned insurance charges         41,067          40,853          42,238
 Benefits and expenses            91,876          96,081          96,801
 Net income                       11,119          20,540          26,938
 Basic earnings per share         $ 2.54          $ 4.75          $ 6.36
 Diluted earnings per share       $ 2.49          $ 4.70          $ 6.07

Total market value basis of the Company's investment in ILCO approximated $39,326,920 at both December 31, 1998 and 1997. FIC directly or indirectly owns 1,966,346 shares (approximately 45%, 45%, and 46%) of ILCO's outstanding common stock at December 31, 1998, 1997 and 1996, respectively.

In January 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 16, 1998, FIC owned, directly and indirectly through Family Life, approximately 45% of the outstanding shares of ILCO's common stock. Prior to October 1, 1998, FIC held options to acquire up to 1,702,155 additional shares of ILCO Common Stock. As a result of the final repayment on ILCO's Senior Loan (see discussion under the caption "Senior Loan") on September 30, 1998, FIC's options to acquire shares of ILCO's Common Stock expired.

The amount of net realized gains included in net earnings of ILCO is $642,000, $9,623,000, and $15,262,000, for the years ended December 31, 1998, 1997 and
1996, respectively.

5.  Acquisition of Business

In 1991, the Company acquired Family Life, a Washington domiciled life insurance company, from Merrill Lynch Insurance Group, Inc. Present value of future profits of $87,726,000 was recorded as a result of the purchase.

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

An analysis of the present value of future profits follows:

                                           1998       1997
                                            (in thousands)
 Balance at beginning of year         $ 34,437           $ 40,604
 Accretion of interest                   2,667              3,212
 Amortization during the period         (8,810)            (9,379)

 Present value of future profits at
  December 31                         $ 28,294           $ 34,437


Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

         1999        $     5,713
         2000        $     4,613
         2001        $     3,725
         2002        $     3,008
         2003        $     2,430

At purchase, the present value of future profits was calculated using a discount rate of approximately 15%. Interest is accredited on the unamortized portion at approximately 8.5%.

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.  Subordinated Notes Payable

Following is a summary of outstanding debt at December 31:

                                                      1998              1997
                                                           (in thousands)
Subordinated  senior notes payable to
 Investors-NA  beginning with a
 $1,125,000 payment on December 12,
 1996 and each subsequent  quarter
 through  September 12, 2001. Interest
 is payable on a quarterly basis at 11%            $ 16,654           $ 16,875

Subordinated notes payable to Investors-
 NA beginning with a $223,856 payment on
 December  12, 1996 and each  subsequent
 quarter  through  September  12,  2001.
 Interest is payable on a quarterly basis
 at 12%                                               2,463              3,358

Subordinated notes payable to Investors-
 NA beginning with a $188,071 payment on
 December 12, 1996 and each  subsequent
 quarter through September 12, 2001, a
 payment of $1,536,927 on December 12,
 2001 and each  subsequent  quarter through
 June 12, 2006 with a final payment of
 $1,536,967 on September 12, 2006. Interest
is payable on a quarterly basis at 9%                28,528             33,559

Total subordinated notes payable                    $47,645            $53,792

The obligors are allowed to prepay the Investors-NA Subordinated Loans, in whole or in part, without premium or penalty. The Investors-NA Subordinated Loans were subordinated to the Senior Loan and now constitute a lien on the Pledged Collateral. Repayment of the Investors-NA Subordinated Loans is also guaranteed by the Company.

Aggregate maturities of the Subordinated Notes Payable are as follows:
                                    (in thousands)

                                    1999              $6,148
                                    2000               6,148
                                    2001               6,148
                                    2002               6,148
                                    2003               6,148
                           Thereafter                  16,905
                                                      $47,645

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.  Income Taxes

The Company files a consolidated federal income tax return with its non-life subsidiaries. The Company's life insurance subsidiary files a separate federal income tax return.

The U.S. federal income tax provision (benefit) charged to continuing operations was as follows:
                                          1998           1997           1996
                                                     (in  thousands)
Current                                 $  119          $ 1,348      $ (1,165)
Deferred                                 2,249            2,193         3,811

Total provision for
   income tax                            $2,368        $ 3,541         $ 2,646


The provision for income taxes is less than the amount of income tax determined by applying the U.S. statutory income tax rate of 35% to pre-tax income from continuing operations as a result of the following differences:
                                         1998           1997         1996
                                                 (in thousands)
Income taxes at the statutory rate     $ 3,141       $ 4,694      $ 3,427
Increase (decrease) in taxes
 resulting from:
  Small life insurance company
   deduction                              (238)         (499)          -0-
  Dividends received deduction            (586)         (649)         (771)
   Tax rate differential                   (90)         (135)          (98)
   Non-deductible compensation              38           -0-           -0-
   Other items, net                        103           130            88

Total provision for income taxes       $ 2,368        $ 3,541      $ 2,646


Provision has not been made for state and foreign income tax expense since this expense is minimal. Premium taxed are paid to various states where premium revenue is earned. Premium taxes are included in the statement of income as operating expenses.

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:


   Deferred tax liability:                      1998               1997
                                                     (in thousands)
Equity in net earnings of affiliate           $ 4,414            $ 4,062
Excess pension benefit                            436                436
Deferred policy acquisition costs              13,072             11,742
Present value of future profits                 8,221              7,067
Guaranty fund assessments                         388                536
Deferred and uncollected premium                4,141              3,769
Unrealized appreciation on marketable
 securities                                     1,250              1,347

Other taxable temporary differences             5,314              4,442

       Total deferred tax liability            37,236             33,401

Deferred tax asset:
Policy reserves                                12,123             11,146
Net operating loss carry forward                  957                159
Alternative minimum tax credit                    114                407
Accrued liabilities                                58                 58

      Total deferred tax assets, net           13,252             11,770

      Net deferred tax liability             $ 23,984            $21,631

Deferred federal income tax (benefit) expense of $(97,000) and $992,000 for 1998 and 1997, respectively, have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the balance of the deferred tax liability. This increase or decrease in deferred tax liability has been recorded as reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense, included in net income from operations.

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

At December 31, 1998, FIC's 1995 federal income tax return was under review by the IRS. The statute of limitations for examinations remains open for all tax years subsequent to 1992.

8.  Reinsurance

Family Life reinsures portions of certain policies it writes, thereby providing greater diversification of risk and minimizing exposure on larger policies. The Company's retention on any one individual ranges from $-0- to $200,000 depending on the risk.

Policy liabilities and contract holder deposit funds are reported in the consolidated financial statements before considering the effect of reinsurance ceded. The insurance subsidiary remains liable to the extent the reinsurance companies are unable to meet their obligation under the reinsurance agreements.

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

The amount remaining under this agreement that had not yet been approved for transfer to Merrill Lynch was $115,524 and $106,221 at December 31, 1998 and 1997, respectively.

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The amounts in the consolidated financial statements for reinsurance ceded are as follows:

                                                    December 31,
                                        1998             1997           1996
                                                    (in thousands)
 Future policy benefits              $ 11,950        $ 9,765          $5,729
 Unearned premiums                         28             90               4
 Other policy claims and benefits
  payable                                 448          1,279             426

                                     $ 12,426       $ 11,134          $6,159


                                                    For the years ended
                                            1998          1997           1996
                                                     (in thousands)
Premiums                                 $ 5,600         $6,169          $6,259
Policyholder benefits and expenses       $ 2,479         $1,697           $ 670

Estimated amounts recoverable from reinsurers on paid claims were $4,603 and $64,142 in 1998 and 1997, respectively. These amounts were included in other receivables in the consolidated financial statements at December 31, 1998 and 1997.

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

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not presently permitted to pay cash dividends.

However, the Company does not directly own its life insurance subsidiary's stock, but instead indirectly owns that stock through a downstream holding company, FLC, whose ability to pay dividends to the Company is significantly limited by some of the subordinated notes referred to in Note 6 during the terms of those loans. Consolidated net assets FLC aggregated approximately $54,514,000 and $53,158,000 at December 31, 1998 and 1997, respectively.

The ability of ILCO to pay dividends to the Company and the other shareholders of ILCO is affected by receipt of dividends from its insurance subsidiaries, which are generally limited by law to the greater of their net income for the prior year or 10% of capital and surplus.

Capital and surplus of Family Life as reported to insurance regulators and as determined in accordance with statutory accounting practices prescribed or permitted by the state of Washington aggregates approximately $30,294,446 and $30,386,953 at December 31, 1998 and 1997, respectively. Statutory net income aggregated approximately $10,473,492, $13,302,000 and $9,153,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The  Company  employed  no  permitted   statutory   accounting   practices  that
individually or in the aggregate materially affected statutory surplus or risk-based capital at December 31, 1998 or 1997.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. It is not known whether Family Life's state of domicile's Insurance Department will adopt the Codification, and whether the Department will make any changes to that guidance. The Company has not estimated the potential effect of the Codification guidance on statutory net income and statutory capital and surplus if adopted by the Department. However, the actual effect of adoption could differ as changes are made to the Codification guidance, prior to its recommended effective date of January 1, 2001.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 40 years.

The pension costs for the plan includes the following components:
                                            1998            1997          1996
                                                     (in thousands)
Service cost for benefits earned
 during the year                           $  59          $  88          $  81

Interest cost on projected benefit
 obligation                                  452            509            497

Expected return on plan assets              (633)          (719)          (690)

Pension benefit                           $ (122)        $ (122)        $ (112)

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following summarizes the status of the plan at December 31:
                                                    1998               1997
                                                         (in thousands)
Change in benefit obligation:
  Benefit obligation at beginning of year        $ 6,683             $ 6,563
   Service cost                                       59                  88
   Interest cost                                     452                 509
   Benefits paid                                    (897)               (907)
   (Gain)/Loss due to change in assumptions          525                 -0-
   (Gain)/Loss due to experience                     868                 430

 Benefit obligation at end of year               $ 7,690             $ 6,683


Change in plan assets:
Fair value of plan assets at beginning
 of year                                         $ 8,361             $ 8,990
 Actual return on plan assets                        495                 278
 Benefits paid                                      (898)               (907)


Fair value of plan assets at end
 of year                                         $ 7,958             $ 8,361


Funded Status:
 Funded status at end of year                     $  268             $ 1,678
 Unrecognized actuarial net (gain) loss            1,564                  33

Prepaid pension expense at end of year           $ 1,832             $ 1,710


The significant assumptions for the plans are as follows:

The discount rate for projected benefit obligations was 7.25%, 7.75% and 7.75% for the years ended December 31, 1998, 1997 and 1996, respectively.

The assumed long-term rate of compensation increases was 5.0 %, 6.0% and 6.0% for the years ended December 31, 1998, 1997 and 1996, respectively.

The assumed long-term rate of return on plan assets was 8.0% for the years ended December 31, 1998, 1997 and 1996.

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Stock Option Plans

In 1984, the Company's shareholders adopted a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 1998, no options had been granted under this plan.

12. Leases

Family Life occupies office facilities under lease agreements with unrelated third parties which expire over the next year. Certain office space leases may be renewed at the option of the Company.

Rent  expense  in  1998,  1997 and 1996 was  $628,979,  $781,104,  and  $886,189
respectively. Minimum annual rentals are as follows:

                (in thousands)
                1999     $     476
                2000           476
                2001           469
                2002           320
                2003            19
            Thereafter        - 0-
            Total          $ 1,760

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13. Related Party Transactions

The obligations of ILCO under the ILCO Senior Loan were guaranteed by FIC. FIC presently owns 1,966,346 shares of ILCO Common Stock, constituting 44.93% of such shares outstanding. As described under the heading "ILCO Senior Loan", the current Senior Loan of ILCO was fully repaid on September 30, 1998. Accordingly FIC's rights under the 1986 option agreement expired on September 30, 1998.

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

On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The Company paid $38 million plus accrued interest to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the subordinated debt was new subordinated loans totaling $34.5 million that FLC and Family Life Insurance Investment Company ("FLIIC"), another subsidiary of FIC, obtained from Investors-NA. The principal amount of the new subordinated debt is payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loans that Investors-NA had previously made to FLC and that continue to be outstanding.

As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

In December 1998 FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder, FIC. Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

FIC was reimbursed by ILCO for rental expense and certain other operating expenses incurred during 1998, 1997 and 1996 on behalf of ILCO. The amount of such reimbursement was approximately $ -0- , $822,000 and $305,000, respectively.

Data processing services are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $ 1,610,397, $824,425 and $1,055,639 and ILCO's insurance subsidiaries paid $2,818,095, $3,010,110 and $2,243,234 to FIC Computer for data processing services provided during 1998, 1997 and 1996, respectively.

In 1995, Family Life entered into a reinsurance agreement with Investors-NA pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

In 1996, Family Life entered into a reinsurance agreement with Investors-NA, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

Pursuant to a Service Agreement between Family Life and Investors NA, the Company reimbursed Investors NA for certain operating expenses incurred on behalf of FLIC totaling approximately $11 million, $14 million, and $14million in 1998, 1997 and 1996, respectively.

In November, 1998, FIC purchased 101,304 shares of FIC's common stock from the Roy F. and Joann Cole Mitte Foundation (the "Foundation"), a Texas non-profit corporation which is controlled by Mr. Mitte and his wife, at a price of $18.625 per share (or a total purchase price of $1,886,787). At the same time, Family Life purchased 272,000 shares of FIC's common stock from the Foundation at a price of $18.625 per share (or a total purchase price of $5,066,000). Mr. Mitte and his wife had previously donated the shares to the Foundation. The shares are included in common treasury stock in the Company's financial statements at cost.

14. Commitments and Contingencies

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such matters will not have a material impact on the financial statements.

              FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15. Net Income Per Share (in thousands except per share data)

The following table reflects the calculation of basic and diluted earnings per share:

                                                         December 31,
                                                     1998              1997                1996
                                           (Amounts in thousands, except per share amounts)

Basic:
  Net income available to common
  shareholders                                   $  9,218           $ 16,328            $ 16,157
  Average weighted common stock
outstanding                                         5,383              5,428               5,428
  Basic earnings per share                        $  1.71           $   3.01             $  2.98
Diluted:
  Net income available to common
  shareholders
                                                 $  9,218            $16,328            $ 16,157
  Average weighted common stock
   outstanding
                                                    5,383              5,428               5,428
  Common stock options                                293                293                 288
  Effect of shares of ILCO owns of FIC                (85)               (86)                (88)
  Repurchase of treasury stock                        (34)               (46)                (60)

Common stock and common stock
 equivalents
                                                    5,557              5,589               5,568
  Diluted earnings per share                      $  1.66            $  2.92             $  2.90

16. Business Concentration

The Company's insurance subsidiary, Family Life provides mortgage protection life, disability and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes a significant number of these financial institutions provide Family Life with customer lists. In 1998, premium income from these products was derived from forty-nine states with concentrations of approximately 24% and 25% in California and Texas, respectively. In 1997, these amounts were 23% and 25%, respectively.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

17. Quarterly Financial Data (unaudited) (in thousands, except per share data)

                                       Three Months                     Three Months
                                           Ended                           Ended
                                          March 31,                        June 30,
                                   1998           1997             1998           1997
Total revenues                  $ 13,476        $ 14,076        $ 14,028       $ 14,367

Net income                      $  2,333        $  2,228        $  2,493       $  2,221

Basic earnings per share        $   0.43           $ 0.41       $   0.46       $   0.41
Diluted earnings per share      $   0.42           $ 0.40       $   0.44       $   0.40



                                       Three Months                    Three Months
                                          Ended                           Ended
                                       September 30,                   December 31,

                                  1998            1997            1998            1997
Total revenues                 $ 13,461         $ 14,542        $ 12,642         $ 19,171

Net income                      $ 2,153          $ 2,603         $ 2,240          $ 9,276

Basic earnings per share         $ 0.40           $ 0.48          $ 0.43           $ 1.71
Diluted earnings per share       $ 0.38           $ 0.47          $ 0.41           $ 1.66


18.  Subsequent Events

On March 6, 1999, ILCO's Board of Directors approved a stock dividend in the amount of one share of ILCO common stock for each share issued and outstanding. The stock dividend was paid on March 17, 1999, to holders of record on March 8, 1999

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                 SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                          December 31, 1998
                                            (in thousands)
Column A                                        Column B            Column C            Column D

                                                                                     Amount Shown on
Type of Investment                            Amortized Cost        Fair Value       the Balance Sheet

Fixed Maturities Available for Sale:
  Bonds:
  United States Government and
government agencies and authorities             $ 16,125           $ 17,139            $ 17,139
  States, municipalities and political
subdivisions                                       2,990              3,097               3,097
Corporate securities                              24,499             25,278              25,278
Mortgage-backed securities                        33,113             33,888              33,888

     Total fixed maturities                       76,727             79,402              79,402

Equity securities:
  Common Stocks
  Industrial and miscellaneous other                  11                  4                   4

     Total equity securities                          11                  4                   4
Policy loans                                       3,155              3,155               3,155
Short -term investments                           27,589             27,589              27,589

     Total investments                         $ 107,482          $ 110,150           $ 110,150

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                 BALANCE SHEETS
                                                         December 31,
                                                     1998              1997
ASSETS                                                  (in thousands)
Cash                                               $   55            $   54
Short-term investments                                 57             1,103
Long-term bonds                                        16                16
Investments in subsidiaries*                      131,333           117,286
Property, plant and equipment, net                    509               474
Other assets                                          968             1,018
Accounts receivable                                   126                77

  Total assets                                  $ 133,064         $ 120,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Subordinated notes payable                     $   6,742          $  3,358
 Other liabilities and intercompany payables        5,936             2,825

  Total liabilities                                12,678             6,183

Shareholders' equity
  Common stock, $.20 par value,
  10,000,000 shares authorized;
  5,845,300 shares issued, 5,326,661
  and 5,427,965 shares outstanding
  in 1998 and 1997,respectively                     1,169             1,169

Additional paid-in capital                          7,225             7,225

Accumulated other compensation income               5,898             6,692
Retained earnings (including $106,037
 and $95,703 of undistributed earnings
 of subsidiaries at December 31, 1998
 and 1997)                                        108,403            99,185

                                                  122,695           114,271
Common treasury stock, at cost, 518,639
 and 417,335 shares in 1998 and 1997,
 respectively                                      (2,309)             (422)

Total shareholders' equity                        120,386           113,849

Total liabilities and shareholders' equity       $133,064          $120,032


* $60,383 and $50,534 are eliminated in consolidation in 1998 and 1997, respectively.

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,
                              STATEMENTS OF INCOME
                               FOR THE YEARS ENDED
                                                      December 31,
                                                     (in thousands)
                                              1998          1997          1996
Income                                       $   89       $ 1,375       $  811
Operating expenses                              436         1,136          461
Interest expense*                               769           869          977

                                              1,205         2,005        1,438

Loss from operations                         (1,116)         (630)        (627)
Equity in undistributed
 earnings from subsidiaries                  10,334        16,958       16,784

Net income                                  $ 9,218      $ 16,328     $ 16,157


*In consolidation, $179 is reported as a reduction in equity in earnings of unconsolidated subsidiary.

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED
                                                                   December 31,
                                                                 (in thousands)
                                                      1998           1997           1996

  CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  9,218         $16,328        $16,157
Adjustments to reconcile net income to net
 cash used in operating activities:
 Increase in accounts receivables                       (49)            (20)             3
  Increase in investment in subsidiaries*           (14,837)        (21,024)       (13,619)
  Decrease in other assets                               50              68              2
  Decrease in other liabilities and
    intercompany payables                             3,111            (980)          (694)
  Decrease in property and equipment                    (35)          5,702             26

  Net cash (used in) provided by in operating
activities                                           (2,542)             74          1,875

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term investments                  1,046             823         (1,926)
Subordinated notes payable issued to
  Investors-NA                                        3,384            (895)            32

Purchase of treasury stock                          (1,887)               0              0


 Net cash provided by (used in) financing
activities                                            2,543             (72)        (1,894)

 Increase in cash                                         1               2            (19)
Cash, beginning of year                                  54              52             71

Cash, end of year                                    $   55          $   54          $   52


*Eliminated in consolidation

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             SCHEDULE IV-REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                 (in thousands)

                                                      Ceded to Other     Assumed From                     Percentage of
                                    Direct Amount       Companies     Other Companies   Net Amount       Amount Assumed

1998
Life Insurance in-
 force                               $7,755,545         $440,270           $ 6,159      $7,321,434            0.08%

Life insurance                         $ 38,908          $   769            $   60        $ 38,199            0.16%
Accident-health
 insurance                                  809              650                 0             159            0.00%

Total                                  $ 39,717         $  1,419            $   60        $ 38,358            0.16%

1997
Life insurance in-
 force                               $7,809,531         $403,600           $ 6,663      $7,412,594            0.09%

Premium:
Life insurance                         $ 40,333          $   704            $   94        $ 39,723            0.24%
Accident-health
 insurance                                  934              408               -0-             526            0.00%

Total                                  $ 41,267         $  1,112            $   94        $ 40,249            0.23%

Life insurance in-
 force                               $8,324,406         $365,103           $ 5,772      $7,965,075            0.07%

Life insurance                         $ 42,881           $  851            $   64        $ 42,094            0.15%
Accident-health
 insurance                                1,243                1                 0           1,242            0.00%


Total                                  $ 44,124           $  852            $   64        $ 43,336            0.15%


                                  EXHIBIT INDEX


Exhibit    Page     Description
No.         Nos

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


                                      Ex-1

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



                                      Ex-2

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

                                      Ex-3

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

                                      Ex-4

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

                                      Ex-5

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

                                      Ex-6

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

10(aaaa)  Ex-9      Assignment  Agreement  dated December 23, 1998,  from Family
                    Life Insurance  Investment  Company to Financial  Industries
                    Corporation, assigning the 9% Senior Subordinated Note dated
                    July 30, 1993 in the amount of $4.5  million  made by Family
                    Life Insurance Investment Company in favor of Investors Life
                    Insurance Company of North America.

21        Ex-11     Subsidiaries of Registrant.

28 Report on Form 10-K filed by ILCO for the year ended December 31, 1998 is hereby incorporated by reference in its entirety.


                                      Ex-7

*                   Filed as an Exhibit with Registrant's Current Report on Form
                    8-K  dated  June  25,  1991,  and  incorporated   herein  by
                    reference.





                                      Ex-8

                                Exhibit 10(aaaa)

          Assignment of 9% Senior Subordinated Note Dated July 30, 1993


This Assignment Agreement ("Assignment") is entered into effective December 23, 1998 , 1998 by and between Family Life Insurance Investment Corporation ("Assignor"), Financial Industries Corporation ("Assignee") and Investors Life Insurance Company of North America ("Payee").

                    WHEREAS, Assignor is the obligor and Payor under that certain 9% Subordinated Senior Note dated July 30, 1993 in the principal amount of $4,500,000, as amended by Amendment No. 1 dated December 12, 1996, with a current principal balance of $4,279,221 (as amended, the "Note"), and

                    WHEREAS, Investors Life Insurance Company of North America is the Payee under the Note, and

                    WHEREAS, Assignor will dissolve pursuant to a Plan of Dissolution and Articles of Dissolution dated November 30, 1998 which were prepared by the Board of Directors of Assignor and approved by the shareholders of Assignor, and

                    WHEREAS, Assignee has agreed to assume all of the rights, duties and obligations of Assignor under the Note, and

                    WHEREAS,   Payee  has  agreed  to  release   Assignor   from
                    Assignor's  duties and  obligations  under the Note once the
                    Note is assumed by Assignee,

                    NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

                    1. Capitalized terms used herein and not otherwise defined in this Assignment shall have the meanings attributed to such terms in the Note.

                    2. Assignor hereby assigns and sets over to Assignee all of Assignor's rights, duties and obligations under the Note.

                    3. Assignee hereby accepts all of Assignor's rights, duties and obligations under the Note and agrees to perform all of the duties and obligations contained in the Note.

                    4. By consenting to this Assignment, Payee agrees that Assignee shall assume all of Assignor's rights, duties and obligations under the Note.

                                      Ex-9

                    IN WITNESS WHEREOF, Family Life Insurance Investment Company, Financial Industries Corporation and Investors Life Insurance Company of North America have executed this Assignment as of December 23 , 1998
                                       Assignor:

                                       FAMILY LIFE INSURANCE
                                       INVESTMENT CORPORATION

                                       By: /s/ James M. Grace
                                       Name:   James M. Grace
                                       Title: Executive Vice President


                                       Assignee:

                                       FINANCIAL INDUSTRIES
                                       CORPORATION

                                       By:   /s/ Roy F. Mitte
                                       Name:    Roy F. Mitte
                                       Title:     President
Approved and Agreed to by Payee:

INVESTORS LIFE INSURANCE COMPANY
OF NORTH AMERICA

By: /s/ Roy F. Mitte
Name:   Roy F. Mitte
Title:    President




                                      Ex-10

                                   EXHIBIT 21

                           Subsidiaries of Registrant



Family Life Corporation

Family Life Insurance Company

Financial Industries Service Corporation

Financial Industries Securities Corporation

Financial Industries Service Corporation of Mississippi, Inc.

Financial Industries Sales Corporation
     of Southern California, Inc.

FIC Realty Services, Inc.

FIC Property Management, Inc.

FIC Computer Services, Inc.

Atrium Beverage Corporation











                                      Ex-11