Form 10-Q
period 1999-03-31
FINANCIAL INDUSTRIES CORP
filed 1999-05-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended March 31, 1999
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

                                           YES  X    NO

Number of common shares outstanding ($.20 par value) at end of period: 5,054,661

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.



Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998................................ 3

Consolidated Statements of Income
         For the three month periods ended
         March 31, 1999 and 1998............................................. 5

Consolidated Statements of Cash Flows
         For the three month periods ended
         March 31, 1999 and 1998............................................. 7

Notes to Consolidated Financial Statements....................................9

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations......................12

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk .............................................. 19

Part II

Other  Information...........................................................22

Signature  Page..............................................................23

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   March 31,        December 31,
                                                     1999              1998
                                                          (unaudited)

ASSETS
Investments other than investments
 in affiliate:
Fixed maturities available for
 sale at market value (amortized
 cost of $74,194 and $76,727 at
 March 31, 1999 and December 31,
 1998, respectively )                         $   76,523              $  79,402

Equity securities at market (cost
 approximates $11 at March 31, 1999
 and December 31, 1998)                               4                       4

Policy loans                                      3,233                   3,155
Short-term investments                           30,192                  27,589
                                              ---------               ---------
     Total investments                          109,952                 110,150
Cash                                              1,758                   2,601
Investment in affiliate                          71,571                  70,950
Accrued investment income                           981                   1,209
Agency advances and other receivables             7,990                   7,759
Reinsurance receivables                          13,164                  12,426
Due and deferred premiums                        11,984                  12,181
Property and equipment, net                       1,758                   1,758
Deferred policy acquisition costs                49,364                  48,510
Present value of future profits of
 acquired businesses                             27,084                  28,294
Other assets                                      5,051                   5,392
Separate account assets                             424                     508
                                              ----------              ---------
     Total Assets                             $ 301,081               $ 301,738
                                              =========               =========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  March 31,         December 31,
                                                    1999               1998
                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and contract
 holder deposit funds:
Future policy benefits                          $   60,085        $   60,069
Contract holder deposit funds                       44,759            45,128
Unearned premiums                                       28                28
Other policy claims and benefits payable             5,017             4,582
                                                ----------        ----------
                                                   109,889           109,807
Subordinated notes payable to affiliate             46,108            47,645
Deferred federal income taxes                       24,122            23,984
Other liabilities                                    3,822             4,474
Separate account liabilities                           424               508
                                                ----------        ----------
Total Liabilities                                  184,365           186,418
                                                ----------        ----------
Commitments and Contingencies
Shareholders' equity:
Common stock, $.20 par value, 10,000,000
 shares authorized; 5,845,300 shares
 issued, 5,054,661 outstanding in 1999
 and 1998                                            1,169             1,169
Additional paid-in capital                           7,225             7,225
Accumulated other comprehensive income               5,027             5,898
Retained earnings                                  110,670           108,403
                                                ----------        ----------
                                                   124,091           122,695
Common treasury stock, at cost,  790,639
 in 1999 and 1998.                                  (7,375)           (7,375)
                                                ----------        ----------
Total Shareholders' Equity                         116,716           115,320
                                                -----------       ----------
Total Liabilities and Shareholders' Equity      $  301,081        $  301,738
                                                ==========        ==========


                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                          Three Months Ended
                                                               March 31,
                                                        1999            1998
                                                             (unaudited)

Revenues:
 Premiums                                        $     8,581         $   9,764
 Net investment income                                 1,753             1,938
 Earned insurance charges                              1,376             1,427
 Other                                                   405               347
                                                 -----------         ---------
                                                      12,115            13,476
Benefits and expenses:
 Policyholder benefits and expenses                    3,741             4,108
 Interest expense on contract holders
 deposit funds                                           505               640
 Amortization of present value of future
 profits of acquired businesses                        1,210             1,513
 Amortization of deferred policy
  acquisition costs                                    1,203             1,196
 Operating expenses                                    2,916             3,099
 Interest expense                                        698               719
                                                 -----------         ---------

Income before federal income tax and
 equity in net earnings of affiliates                  1,842             2,201
Provision for federal income taxes                       339               400
                                                 -----------         ---------

Income before equity in net earnings
 of affiliates                                         1,503             1,801
Equity in net earnings of affiliate,
 net of tax                                              765               532
                                                 -----------         ----------
Net Income                                       $     2,268         $   2,333
                                                 ===========         ==========


                     The accompanying notes are an integral
                           part of these consolidated
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                    Three Months Ended
                                                        March 31,
                                               1999                 1998

                                                        (unaudited)
Net Income Per Share

Basic:
Average weighted shares outstanding               5,055             5,428
Basic earnings per share                     $     0.45      $       0.43
                                             ==========      ============
Diluted:
Common stock and common stock equivalents         5,206             5,603
Diluted earnings per share                   $     0.44      $       0.42
                                             ==========      ============


















                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                           1999                   1998

                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                           $   2,268               $    2,333
Adjustments to reconcile net income to
 net cash provided by operating activities:
Amortization of present value of future
 profits of acquired business                            1,210                    1,513
Amortization of deferred policy
 acquisition costs                                       1,203                    1,196
Financing costs amortized
Equity in undistributed earnings of
  affiliate                                             (1,314)                  (1,220)
Changes in assets and liabilities:
Decrease in accrued investment income                      228                      194
Increase in agent advances and
 other  receivables                                       (969)                    (742)
Decrease (increase) in due premiums                        197                      (68)
Increase in deferred policy acquisition costs           (2,057)                  (1,936)
Decrease in other assets                                   341                    1,180
Increase in policy liabilities and accruals                 82                     (303)
Decrease in other liabilities                             (652)                  (1,786)
Increase in deferred federal income taxes                  138                      328
Other, net                                                 (69)                      (2)
                                                     ----------              -----------
Net cash provided by operating activities            $     606               $      687
                                                     ----------               -----------



                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                  1999                  1998
                                                        (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                    $   (7,000)         $   (9,082)
Increase in policy loans                             (78)                (74)
Proceeds from sales and maturities of
 fixed maturities                                  9,769               4,661
Net decrease in short-term investments            (2,603)              5,674
                                              -----------         -----------
Net cash provided by  investing activities            88               1,179
                                              -----------         -----------
CASH FLOW FROM FINANCING
 ACTIVITIES
Repayment of subordinated notes payable           (1,537)             (1,536)
                                              -----------         -----------
Net cash used in financing activities             (1,537)             (1,536)
                                              -----------         -----------
Net increase (decrease) in cash                     (843)                330
Cash, beginning of year                            2,601                 508
                                              -----------         -----------
Cash, end of year                             $    1,758          $      838
                                              ==========          ===========









                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1998, previously filed with the Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment of FIC in InterContinental Life Corporation ("ILCO") is presented using the equity method. All significant intercompany items and transactions have been eliminated.

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial  Accounting  Standard (FAS)
 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency income, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity services. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the three months ended March 31, 1999 and March 31, 1998 is $1.4 million and $1.5 million, respectively.

The following is a reconciliation of accumulated other comprehensive income from December 31, 1998 to March 31, 1999 (in thousands):

                                                        Net        Total
                              Net unrealized        appreciation   accumulated
                              gain on investments   (depreciation) other
                              in fixed maturities   of equity      comprehensive
                              available for sale     securities    income

Balance at December 31, 1998     $  5,900            $     (2)        $  5,898
Current Period Change                (870)                 (1)            (871)
                                 --------           ---------        ----------
Balance at March 31, 1999        $  5,030            $     (3)        $  5,027
                                 ========           =========         ========

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements, continued

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company adopted FAS 131 effective January 1, 1998. The Company is principally engaged, through its subsidiaries, in administering existing portfolios of individual life insurance and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through an exclusive career agency system. Management considers the Company's insurance operations to constitute one reportable segment. Premium revenues for traditional insurance products and earned insurance charges on universal life and annuity products are presented in the accompanying consolidated statements of income. No single customer accounts for 10 percent or more of the Company's revenue. The Company has no foreign operations.


In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. SFAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted SFAS 132 for the year ended December 31, 1998.


In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3 effective January 1, 1999. The adoption of SOP97-3 did not have a material impact on the Company's results of operations, liquidity or financial position.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation:


For the three-month period ended March 31, 1999, Financial Industries Corporation's ("FIC") net income was $2,268,000 (basic earnings of $0.45 per common share, or diluted earnings of $0.44 per common share) as compared to $2,333,000 (basic earnings of $0.43 per common share, or diluted earnings of $0.42 per common share) in the first three months of 1998. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.


                              Results of Operations

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the three-month period ended March 31, 1999, was $1,842,000 (on revenues of $12,115,000 ), as compared to $2,201,000 (on revenues of $13,476,000) in the first three months of 1998.

Earnings per share (basic and diluted) for the three-month period ended March 31, 1999 include $.03 per share due to the decrease in the number of common shares outstanding resulting from (i) FIC's purchase on November 17, 1998 of 101,304 shares of FIC's common stock from the Roy F. and Joann Cole Mitte Foundation (the "Foundation"), a Texas non-profit corporation which is controlled by Mr. Mitte and his wife, at a price of $18.625 per share (or a total purchase price of $1,886,787) and (ii) Family Life Insurance Company's purchase on November 17, 1998 of 272,000 shares of FIC's common stock from the Foundation at a price of $18.625 per share (or a total purchase price of $5,066,000).

Premiums for the first three months of 1999, net of reinsurance ceded, were $8.6 million, as compared to $9.8 million in the first three months of 1998.
Policyholder benefits and expenses were $3.7 million in the 1999 period, as compared to $4.1 million in the first three months of 1998.

As of March 31, 1999, the market value of the fixed maturities available for sale segment was $76.5 million as compared to an amortized value of $74.2 million, or an unrealized gain of $2.3 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this gain will be realized in the future. The net of tax effect of this increase ($1.5 at March 31, 1999) has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

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


            Equity in Net Income of InterContinental Life Corporation

General:

Prior to the acquisition of Family Life Insurance Company ("Family Life") in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in InterContinental Life Corporation ("ILCO"). For the three-month period ended March 31, 1999, the Company's equity in the net earnings of ILCO, net of federal income tax, was $765,000, as compared to $532,000 for the first three months of 1998.

On March 17, 1999, ILCO paid a stock dividend (one share of common stock for each outstanding share of common stock). FIC currently owns 3,590,292 shares of ILCO's common stock. In addition, Family Life currently owns 342,400 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 3,932,692 shares (approximately 45%) of ILCO's common stock.

Prior to September 30, 1998, FIC held options to acquire (on a pre-dividend basis) an additional 1,702,155 shares. The options were granted under an option agreement between FIC and ILCO which was entered into in March, 1986 ("Option Agreement"). The Option Agreement provided that it continued in effect as long as FIC guaranteed indebtedness of ILCO. Since the Senior Loan of ILCO was fully repaid on September 30, 1998, FIC's rights under the Option Agreement expired on September 30, 1998.

As of March 31, 1999, the market value of ILCO's fixed maturities available for sale segment was $428.7 million as compared to an amortized cost of $415.7 million, or an unrealized gain of $13.0 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 45% of the common stock of ILCO, the net of tax effect of this increase ($8.5 million at March 31, 1999) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity.

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

Prior to September 30, 1998, the cash requirements of ILCO consisted primarily of its service of the indebtedness created in connection with the 1988 acquisition of the Investors Life Companies and the 1995 acquisition of Meridian Life Insurance Company (which company was subsequently merged into another life insurance subsidiary of ILCO). As of December 31, 1997, the outstanding principal balance of ILCO's senior loan obligations was $11.0 million, which reflected the prepayment by ILCO of the payment originally scheduled for January 1, 1998. A regular payment in the amount of $3.7 million was made on April 1, 1998, and a prepayment of the July 1, 1998 installment, in the amount of $3.7 million, was made on June 30, 1998. The outstanding principal balance of ILCO's senior loan obligations was $3.6 million at June 30, 1998. The final installment on the senior loan obligation scheduled for October 1, 1998, was prepaid on September 30, 1998. As a result, the senior loan obligation of ILCO was fully discharged effective September 30, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors- NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of March 31, 1999, the outstanding principal balances of the surplus debentures were $4.2 million and $8.0 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of
Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 1999, the statutory capital and surplus of Investors-NA was $65.4 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of March 31, 1999, Investors-NA had earned surplus of $37.4 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.6 million at March 31, 1999.

The Form 10-Qs of ILCO for the three-month periods ended March 31, 1999 and March 31, 1998, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                        Liquidity and Capital Resources:

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of March 31, 1999, the outstanding balance of such indebtedness was $46.1 million on the Subordinated Notes granted by Investors-NA.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 1999, the statutory capital and surplus of Family Life was $28.4 million, an amount substantially in excess of the surplus floor. As of March 31, 1999, the principal balance of the Surplus Debenture was $20.6 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $606,000 in the first three months of 1999, as compared to $687,000 in the first three months of 1998. Net cash flow used in financing activities was $(1,537,000) in the 1999 period, as compared to $(1,536,000) in the first three months of 1998.

In connection with the purchase of the Investors Life Companies by ILCO and the purchase of Family Life by a wholly-owned subsidiary of FIC, FIC guaranteed the payment of the indebtedness created in connection with such acquisitions. After giving effect to the refinancing of the ILCO Senior Loan and the repayment of the ILCO Subordinated Loans, the guaranty commitments of FIC with respect to the debt obligations of ILCO related to the ILCO Senior Loan. The outstanding principal balance of ILCO's senior loan obligations was $3.6 million at June 30, 1998. The final installment on the Senior Loan obligation scheduled for October 1, 1998, was prepaid on September 30, 1998. As a result, the Senior Loan obligation of ILCO was fully discharged effective September 30, 1998, relieving FIC of the guaranty commitments with respect to the debt obligations of ILCO.

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

                                   Investments

As of March 31, 1999, the Company's investment assets totaled $110.0 million, as compared to $117.8 million as of March 31, 1998.

The level of short-term investments at March 31, 1999 was $30.2 million, as compared to $28.8 million as of March 31, 1998. The fixed maturities available for sale portion represents $76.5 million of investment assets as of March 31, 1999, as compared to $86.1 million at March 31, 1998. The amortized cost of fixed maturities available for sale as of March 31, 1999 was $74.2 million representing a net unrealized gain of $2.3 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of March 31, 1999, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $23.9 million and $200.6 million, respectively, and mortgage-backed pass-through securities of $4.9 million and $29.6 million, respectively, at March 31, 1999. Mortgage- backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 42.5 % of the book value of FIC's mortgage-backed securities and 49.9% of the book value of ILCO's mortgage-backed securities at March 31, 1999, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At March 31, 1999, PAC and TAC instruments and scheduled bonds represented approximately 57.5% of the book value of FIC's mortgage-backed securities and approximately 51.1% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 25.5% of the book value of FIC's mortgage-backed securities and approximately 36.0% of the book value of ILCO's mortgage-backed securities at March 31, 1999. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Neither FIC nor ILCO had any z-accrual bonds as of March 31, 1999. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Neither FIC nor ILCO made additional investments in CMOs during 1998 and the first quarter of 1999. The current investment objectives of both FIC and ILCO do not contemplate additions to the portfolio of CMO investments during the remainder of 1999.

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

The Company has evaluated its centralized computer systems and has developed a plan to reach Y2K compliance. A central feature of the plan is to convert most of the centralized systems to a common system which is already in compliance with Y2K requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $330,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $898,000 for the three-year (1997 - 1999) conversion period. For the three month period ended March 31, 1999, the Company has incurred an after tax expense of approximately $129,500 in connection with the completion of the Plan. Between January 1, 1997 and March 31, 1999, the Company has expended approximately 74.7% of the three-year expected after-tax cost discussed above.

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

The systems which administer a substantial number of Family Life policies will be modified rather than converted. The modification of the PMS system (administering approximately 106,630 policies for Family Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 18,430 active policies for Family Life) is scheduled for completion at the end of September, 1999.

A small number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 49,280 active policies for Investors-NA at the time of conversion) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 15,510 active policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the Lifecomm-B system which is responsible for the 17,240 active policies assumed after ILCO's acquisition of State Auto Life is also scheduled for completion in April, 1999. The conversion of the Lifecomm-A system (administering approximately 62,400 active policies for Investors-NA) is now scheduled for completion in September of 1999.

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

In December, 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3, effective January 1, 1999.

The adoption of SOP 97-3 did not have a material impact on the Company's results of operations, liquidity or financial position.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

General:

FIC's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the information set forth in Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operation Investments" of this report.

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

Interest Rate Risk:

(a)      FIC's Fixed Income Investments:

         Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $3.4 million at March 31, 1999 and $2.5 million at December 31, 1998. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, and (ii) short-term investments. The market value of such assets was $106.7 million at March 31, 1999 and $107.0 million at December 31, 1998.

         The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $29.8 million at March 31, 1999 and $33.9 million at December 31, 1998. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $1.6 million at March 31, 1999 and $1.2 million at December 31, 1998.

(b)      FIC's Investment in Affiliate:

         The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $6.3 million at March 31, 1999 and $4.6 million at December 31, 1998.


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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Form 10-K Annual Report of Registrant for the year ended December 31, 1998 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

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



Date:   May 14, 1999