Form 10-Q
period 1999-06-30
FINANCIAL INDUSTRIES CORP
filed 1999-08-16
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended June 30, 1999
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


                                      INDEX

                                                                       Page No.


Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         June 30, 1999 and December 31, 1998................................. 3

Consolidated Statements of Income
         For the three and six month periods ended
         June 30, 1999 and 1998.............................................. 5

Consolidated Statements of Cash Flows
         For the three and six month periods ended
         June 30, 1999 and 1998.............................................. 9

Notes to Consolidated Financial Statements...................................13

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations......................15

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk ...............................................23

Part II

Other  Information...........................................................25

Signature  Page..............................................................27

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   June 30,            December 31,
                                                                    1999                  1998
                                                                (unaudited)
ASSETS
Investments other than investments in
 affiliate:  Fixed maturities available
 for sale at market value (amortized cost
 of $74,453 and $76,727 at June 30,
 1999 and December 31, 1998, respectively )              $         75,244          $       79,402
Equity securities at market (cost approximates
 $11 at June 30, 1999 and December 31, 1998)                            4                       4
Policy loans                                                        3,277                   3,155
Short-term investments                                             28,315                  27,589
                                                         ----------------          --------------
     Total investments                                            106,840                 110,150
Cash                                                                1,002                   2,601
Investment in affiliate                                            69,779                  70,950
Accrued investment income                                           1,167                   1,209
Agency advances and other receivables                               7,450                   7,759
Reinsurance receivables                                            13,562                  12,426
Due and deferred premiums                                          12,442                  12,181
Property and equipment, net                                         1,758                   1,758
Deferred policy acquisition costs                                  50,635                  48,510
Present value of future profits of acquired
  businesses                                                       25,682                  28,294
Other assets                                                        4,871                   5,392
Separate account assets                                               335                     508
                                                         ----------------          --------------
     Total Assets                                        $        295,523          $      301,738
                                                         ================          ==============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               June 30,         December 31,
                                                                 1999              1998
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and contract holder
 deposit funds:
Future policy benefits                                $       59,826          $       60,069
Contract holder deposit funds                                 44,681                  45,128
Unearned premiums                                                 14                      28
Other policy claims and benefits payable                       4,441                   4,582
                                                      --------------          --------------
                                                             108,962                 109,807
Subordinated notes payable to affiliate                       44,571                  47,645
Deferred federal income taxes                                 23,824                  23,984
Other liabilities                                              3,061                   4,474
Separate account liabilities                                     335                     508
                                                      --------------          --------------
Total Liabilities                                            180,753                 186,418
                                                      --------------          --------------
Commitments and Contingencies

Shareholders' equity:
Common stock, $.20 par value, 10,000,000
 shares authorized; 5,845,300 shares
 issued, 5,054,661 outstanding in 1999 and 1998                1,169                   1,169
Additional paid-in capital                                     7,225                   7,225
Accumulated other comprehensive income                         1,279                   5,898
Retained earnings                                            112,472                 108,403
                                                      --------------          -------------
                                                             122,145                 122,695
Common treasury stock, at cost, 790,639
 at 1999 and 1998.                                            (7,375)                 (7,375)
                                                      --------------          --------------
Total Shareholders' Equity                                   114,770                 115,320
                                                      --------------          --------------
Total Liabilities and Shareholders' Equity            $      295,523          $      301,738
                                                      ==============          ==============

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                      Three Months Ended
                                                                          June 30,
                                                                   1999                1998
                                                               (unaudited)

Revenues:
 Premiums                                                 $       9,101        $          9,957
 Net investment income                                            1,701                   1,983
 Earned insurance charges                                         1,209                   1,738
 Other                                                              297                     350
                                                          -------------        ----------------
                                                                 12,308                  14,028
Benefits and expenses:
 Policyholder benefits and expenses                               4,192                   3,796
 Interest expense on contract holders
 deposit funds                                                      467                     566
 Amortization of present value of future
 profits of acquired businesses                                   1,402                   1,756
 Amortization of deferred policy
  acquisition costs                                               1,180                   1,070
 Operating expenses                                               2,806                   3,500
 Interest expense                                                   552                     682
                                                          -------------        ----------------
                                                                 10,599                  11,370
                                                          -------------        ----------------
Income before federal income tax and
 equity in net earnings of affiliates                             1,709                   2,658
Provision for federal income taxes                                  434                     733
                                                          -------------        ----------------
Income before equity in net earnings
 of affiliates                                                    1,275                   1,925
Equity in net earnings of affiliate,
 net of tax                                                         526                     568
                                                          -------------        ----------------
Net Income                                                $       1,801        $          2,493
                                                          =============        ================


                     The accompanying notes are an integral
                           part of these consolidated
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                             Three Months Ended
                                                                   June 30,
                                                       1999                      1998
                                                   (unaudited)

Net Income Per Share

Basic:
Average weighted shares outstanding                         5,055                   5,428
                                              ===================      ==================
Basic earnings per share                      $              0.36      $             0.46
                                              ===================      ==================
Diluted:
Common stock and common stock equivalents                   5,194                   5,603
                                              ===================      ==================
Diluted earnings per share                    $              0.35      $             0.44
                                              ===================      ==================


                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                              Six  Months Ended
                                                                   June 30,
                                                          1999                 1998
                                                      (unaudited)

Revenues:
 Premiums                                      $          17,682       $          19,721
 Net investment income                                     3,454                   3,921
 Earned insurance charges                                  2,585                   3,165
 Other                                                       702                     697
                                               -----------------       -----------------
                                                          24,423                  27,504
Benefits and expenses:
 Policyholder benefits and expenses                        7,933                   7,904
 Interest expense on contract holders
 deposit funds                                               972                   1,206
 Amortization of present value of future
 profits of acquired businesses                            2,612                   3,269
 Amortization of deferred policy
  acquisition costs                                        2,383                   2,266
 Operating expenses                                        5,722                   6,599
 Interest expense                                          1,250                   1,401
                                               -----------------       -----------------
   Total                                                  20,872                  22,645
                                               -----------------       -----------------
Income before federal income tax and
 equity in net earnings of affiliates                      3,551                   4,859
Provision for federal income taxes                           773                   1,133
                                               -----------------       -----------------
Income before equity in net earnings
 of affiliates                                             2,778                   3,726
Equity in net earnings of affiliate,
 net of tax                                                1,291                   1,100
                                               -----------------       -----------------
Net Income                                     $           4,069       $           4,826
                                               =================       =================


              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                               Six Months Ended
                                                                   June 30,
                                                         1999                 1998
                                                      (unaudited)
Net Income Per Share

Basic:
Average weighted shares outstanding                          5,055                   5,428
                                                ==================       =================
Basic earnings per share                        $             0.81       $            0.89
                                                ==================       =================
Diluted:
Common stock and common stock equivalents                    5,201                   5,603
                                                ==================       =================
Diluted earnings per share                      $             0.78       $            0.86
                                                ==================       =================

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Three Months Ended
                                                                          June 30,
                                                               1999                    1998
                                                           (unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                          $          1,801         $           2,493
Adjustments to reconcile net income to
 net cash provided by operating activities:
Amortization of present value of future
 profits of acquired business                                  1,402                     1,756
Amortization of deferred policy
 acquisition costs                                             1,180                     1,070
Equity in undistributed earnings of  affiliate                (1,164)                   (1,253)
Changes in assets and liabilities:
Increase in accrued investment income                           (186)                     (262)
Decrease (increase) in agent advances and
 other  receivables                                              142                      (524)
Increase in due and deferred premiums                           (458)                     (178)
Increase in deferred policy acquisition costs                 (2,451)                   (2,134)
Decrease (increase) in other assets                              180                      (172)
(Decrease) increase in policy liabilities
 and accruals                                                   (927)                      424
(Decrease) increase in other liabilities                        (761)                      592
(Decrease) increase in deferred federa
 income taxes                                                   (298)                      930
Other, net                                                        (2)                     (207)
                                                    ----------------         -----------------
Net cash provided by operating activities           $         (1,542)        $           2,535
                                                    ----------------         -----------------

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)


                                                              Three  Months Ended
                                                                    June 30,
                                                          1999                 1998
                                                      (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                       $      (2,996)      $          -0-
Proceeds from sales and maturities of
 fixed maturities                                        3,486               1,711
Increase in policy loans                                  ( 44)               (139)
Net change in short-term investments                     1,877              (2,164)
Purchase & retirement of property
 and equipment                                               0                 (34)
                                                 -------------       -------------
Net cash provided by  investing activities               2,323                (626)
                                                 -------------       -------------
CASH FLOW FROM FINANCING
 ACTIVITIES
Repayment of subordinated notes payable                 (1,537)             (1,537)
                                                 -------------       --------------
Net cash used in financing activities                   (1,537)             (1,537)
                                                 -------------       --------------
Net (decrease) increase in cash                           (756)                372
Cash, beginning of period                                1,758                 838
                                                 -------------       -------------
Cash, end of period                              $       1,002       $       1,210
                                                 =============       =============

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                               1999                   1998
                                                            (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                         $         4,069       $            4,826
Adjustments to reconcile net income to
 net cash provided by operating activities:
Amortization of present value of future
 profits of acquired business                                2,612                     3,269
Amortization of deferred policy
 acquisition costs                                           2,383                     2,266
Equity in undistributed earnings of  affiliate              (2,478)                   (2,473)
Changes in assets and liabilities:
Decrease (increase) in accrued
 investment income                                              42                       (68)
Increase in agent advances and
 other  receivables                                           (827)                   (1,266)
Increase in due and deferred premiums                         (261)                     (246)
Increase in deferred policy acquisition costs               (4,508)                   (4,070)
Decrease in other assets                                       521                     1,008
(Decrease) increase in policy liabilities
 and accruals                                                 (845)                      121
Decrease in other liabilities                               (1,413)                   (1,194)
(Decrease) increase in deferred federal
  income taxes                                                (160)                    1,258
Other, net                                                     (71)                     (209)
                                                    --------------         -----------------
Net cash provided by operating activities           $         (936)        $           3,222
                                                    --------------         -----------------

                  The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                      1999                    1998
                                                            (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                      $     (9,996)        $     (9,082)
Proceeds from sales and maturities of
 fixed maturities                                     13,255                6,372
Increase in policy loans                                (122)                (213)
Net change in short-term investments                    (726)               3,510
Purchase & retirement of property
 and equipment                                             0                  (34)
                                                -------------        ------------
Net cash provided by  investing activities             2,411                  553
                                                -------------        ------------
CASH FLOW FROM FINANCING
 ACTIVITIES
Repayment of subordinated notes payable               (3,074)              (3,073)
                                                ------------         ------------
Net cash used in financing activities                 (3,074)              (3,073)
                                                ------------         ------------
Net (decrease) increase in cash                       (1,599)                 702
Cash, beginning of year                                2,601                  508
                                                -------------       -------------
Cash, end of period                             $       1,002       $       1,210
                                                =============       =============



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

Comprehensive Income

 Total comprehensive (loss) income for the six months ended June 30, 1999 and June 30, 1998 is $(.55) million and $4.9 million, respectively.

The following is a reconciliation of accumulated other comprehensive income from December 31, 1998 to June 30, 1999 (in thousands):

                                                   Net             Total
                             Net unrealized        appreciation    accumulated
                             gain on investments   (depreciation)  other
                             in fixed maturities   of equity       comprehensive
                             available for sale     securities     income

Balance at December 31, 1998    $  5,900            $     (2)       $  5,898
Current Period Change             (4,620)                  1          (4,619)
                                --------            --------       ---------
Balance at June 30, 1999        $  1,280            $     (1)       $  1,279
                                ========            =========       ========

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements

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

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The operations of the Company are not affected by the provisions of FAS No. 133.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation:


For the six-month period ended June 30, 1999, Financial Industries Corporation's ("FIC") net income was $4,069,000 (basic earnings of $0.81 per common share, or diluted earnings of $0.78 per common share) as compared to $4,826,000 (basic earnings of $0.89 per common share, or diluted earnings of $0.86 per common share) in the first six months of 1998. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.


                              Results of Operations

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the six-month period ended June 30, 1999, was $3,551,000 (on revenues of $24,423,000), as compared to $4,859,000 (on revenues of $27,504,000) in the first six months of 1998.


Earnings for the six-month period ended June 30, 1999 were affected by an increase in claims. For the 1999 period claims were $0.9 million higher (net of tax) than the level during the 1998 period.


Earnings per share (basic and diluted) for the six-month period ended June 30, 1999 include $.03 per share due to the decrease in the number of common shares outstanding resulting from (i) FIC's purchase on November 17, 1998 of 101,304 shares of FIC's common stock from the Roy F. and Joann Cole Mitte Foundation (the "Foundation"), a Texas non-profit corporation which is controlled by Mr. Mitte and his wife, at a price of $18.625 per share (or a total purchase price of $1,886,787) and (ii) Family Life Insurance Company's purchase on November 17, 1998 of 272,000 shares of FIC's common stock from the Foundation at a price of $18.625 per share (or a total purchase price of $5,066,000).

Premiums for the first six months of 1999, net of reinsurance ceded, were $17.7 million, as compared to $19.7 million in the first six months of 1998.
Policyholder benefits and expenses were $7.9 million in the 1999 period, as compared to $7.9 million in the first six months of 1998.

As of June 30, 1999, the market value of the fixed maturities available for sale segment was $75.2 million as compared to an amortized value of $74.5 million, or an unrealized gain of $0.7 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this gain will be realized in the future. The net of tax effect of this increase ($0.55 million at June 30, 1999) has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.


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


            Equity in Net Income of InterContinental Life Corporation

General:

For the six-month period ended June 30, 1999, the Company's equity in the net earnings of InterContinental Life Corporation ("ILCO"), net of federal income tax, was $1,291,000, as compared to $1,100,000 for the first six months of 1998.

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

As of June 30, 1999, the market value of ILCO's fixed maturities available for sale segment was $411.5 million as compared to an amortized cost of $408.7 million, or an unrealized gain of $2.8 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 45% of the common stock of ILCO, the net of tax effect of this increase ($1.8 million at June 30,
1999)  is  included  in  "Accumulated   other   comprehensive   income"  on  the
Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity.

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

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of June 30, 1999, the outstanding principal balances of the surplus debentures were $4.0 million and $6.9 million, respectively. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of
Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1999, the statutory capital and surplus of Investors-NA was $66.4 million, an amount substantially in excess of the surplus floor. The funds required by Investors- NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of June 30, 1999, Investors-NA had earned surplus of $39.1 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $16.6 million at June 30, 1999. In June, 1999, Investors-IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.


The Form 10-Qs of ILCO for the six-month periods ended June 30, 1999 and June 30, 1998, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

                        Liquidity and Capital Resources:

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of June 30, 1999, the outstanding balance of such indebtedness was $44.6 million on the Subordinated Notes granted by Investors-NA.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1999, the statutory capital and surplus of Family Life was $27.9 million, an amount substantially in excess of the surplus floor. As of June 30, 1999, the principal balance of the Surplus Debenture was $18.4 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $(0.9) million in the first six months of 1999, as compared to $3.2 million in the first six months of 1998. Net cash flow used in financing activities was $3.1 million in the first six months of 1999, as compared to $3.1 million in the first six months of 1998.

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

                                   Investments

As of June 30, 1999, the Company's investment assets totaled $106.8 million, as compared to $118.8 million as of June 30, 1998.

The level of short-term investments at June 30, 1999 was $28.3 million, as compared to $31.1 million as of June 30, 1998. The fixed maturities available for sale portion represents $75.2 million of investment assets as of June 30, 1999, as compared to $84.8 million at June 30, 1998. The amortized cost of fixed maturities available for sale as of June 30, 1999 was $74.5 million representing a net unrealized gain of $0.70 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of June 30, 1999, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $22.4 million and $188.4 million, respectively, and mortgage-backed pass-through securities of $4.7 million and $27.2 million, respectively, at June 30, 1999. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 42.6% of the book value of FIC's mortgage-backed securities and 51.7% of the book value of ILCO's mortgage-backed securities at June 30, 1999, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At June 30, 1999, PAC and TAC instruments and scheduled bonds represented approximately 57.4% of the book value of FIC's mortgage-backed securities and approximately 48.3% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 25.2% of the book value of FIC's mortgage-backed securities and approximately 39.1% of the book value of ILCO's mortgage-backed securities at June 30, 1999. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Neither FIC nor ILCO had any z-accrual bonds as of June 30, 1999. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Neither FIC nor ILCO made additional investments in CMOs during 1998 and the first two quarters of 1999. The current investment objectives of both FIC and ILCO do not contemplate additions to the portfolio of CMO investments during the remainder of 1999.

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

The Company has evaluated its centralized computer systems and has developed a plan to reach Y2K compliance. A central feature of the plan is to convert most of the centralized systems to a common system which is already in compliance with Y2K requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $330,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $898,000 for the three-year (1997 - 1999) conversion period. For the three month period ended June 30, 1999, the Company has incurred an after tax expense of approximately $46,000 in connection with the completion of the Plan. Between January 1, 1997 and June 30, 1999, the Company has expended approximately 80% of the three-year expected after-tax cost discussed above.

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

The systems which administer a substantial number of Family Life policies will be modified rather than converted. The modification of the PMS system (administering approximately 103,370 policies for Family Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 17,990 active policies for Family Life) is scheduled for completion at the end of September, 1999.

A small number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system

(administering approximately 42,000 active policies for Investors-NA at the time of conversion) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 15,300 active policies for Investors-IN) was completed in May of 1999. The modification of the Lifecomm-B system which is responsible for the administration of approximately 17,000 active policies assumed after ILCO's acquisition of State Auto Life was also completed. The conversion of the Lifecomm-A system (administering approximately 57,140 active policies for Investors-NA) is now scheduled for completion in September of 1999.

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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." As the Company does not have significant investments in derivative financial instruments, the adoption of FAS No. 133 does not have a material impact on the Company's results of operations, liquidity or financial position.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

General:

FIC's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the information set forth in Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operation - Investments" of this report.

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

Interest Rate Risk:

(a)      FIC's Fixed Income Investments:

         Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $3.3 million at June 30, 1999 and $2.5 million at December 31, 1998. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, and (ii) short-term investments. The market value of such assets was $103.6 million at June 30, 1999 and $107.0 million at December 31, 1998.

         The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $27.5 million at June 30, 1999 and $33.9 million at December 31, 1998. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $1.6 million at June 30, 1999 and $1.2 million at December 31, 1998.



(b)      FIC's Investment in Affiliate:

         The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $6.4 million at June 30, 1999 and $4.6 million at December 31, 1998.


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

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the Shareholders was held on May 18, 1999. The only matter submitted at the meeting to a vote of the Shareholders was the election of directors. All of the nominees had previoulsy served as directors of the Company, and all were reelected as directors.

                  The voting tabulation as to each nominee was as follows:

                    Name                    In Favor                  Withheld

                  Barnett, John D.          2,729,110                 464,010
                  Crowe, Joseph F.          2,729,195                 463,925
                  Demgen, Jeffrey H.        2,728,510                 464,610
                  Fleron, Theodore A.       2,729,245                 463,875
                  Grace, James M.           2,728,435                 464,685
                  Mitte, Dale E.            2,726,475                 466,645
                  Mitte, Roy F.             2,726,040                 467,080
                  Parker, Frank             2,727,335                 465,785
                  Payne, Dr. Eugene E.      2,729,095                 464,025
                  Richmond, Thomas C.       2,729,110                 464,010
                  Supple, Dr. Jerome H.     2,729,145                 463,975


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



Date:   August 13, 1999