Form 10-Q
period 1999-09-30
FINANCIAL INDUSTRIES CORP
filed 1999-11-15
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 1999
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

                                      INDEX

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998............................ 3

Consolidated Statements of Income
         For the three and nine month periods ended
         September 30, 1999 and 1998......................................... 5

Consolidated Statements of Cash Flows
         For the three and nine month periods ended
         September 30, 1999 and 1998......................................... 9

Notes to Consolidated Financial Statements...................................13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS......................15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

            ABOUT MARKET RISK ...............................................24

PART II

Other  Information...........................................................26

Signature  Page..............................................................28

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       September 30,       December 31,
                                                          1999                1998
                                                       (unaudited)

ASSETS

Investments other than investments
 in affiliate:

Fixed  maturities  available for sale
 at market value (amortized cost of
 $77,464 and $76,727 at September 30,
 1999 and December 31, 1998, respectively)      $        77,820           $      79,402

Equity securities at market (cost
 approximates $11 at September 30,
 1999 and December 31, 1998)                                  4                       4

Policy loans                                              3,495                   3,155

Short-term investments                                   25,478                  27,589
                                                ---------------           -------------

     Total investments                                  106,797                 110,150

Cash                                                      2,198                   2,601

Investment in affiliate                                  70,164                  70,950

Accrued investment income                                 1,103                   1,209

Agency advances and other receivables                     6,519                   7,759

Reinsurance receivables                                  14,949                  12,426

Due and deferred premiums                                12,154                  12,181

Property and equipment, net                               1,758                   1,758

Deferred policy acquisition costs                        51,836                  48,510

Present value of future profits of
 acquired businesses                                     24,348                  28,294

Other assets                                              4,353                   5,392

Separate account assets                                     324                     508
                                                ---------------           -------------
     Total Assets                               $       296,503           $     301,738
                                                ================          ==============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        September 30,       December 31,
                                                           1999                1998
                                                       (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Policy liabilities and contract holder
 deposit funds:

Future policy benefits                        $          60,913         $       60,069

Contract holder deposit funds                            44,681                 45,128

Unearned premiums                                            14                     28

Other policy claims and benefits payable                  4,282                  4,582
                                              -----------------         --------------
                                                        109,890                109,807

Subordinated notes payable to affiliate                  43,035                 47,645

Deferred federal income taxes                            23,709                 23,984

Other liabilities                                         3,516                  4,474

Separate account liabilities                                324                    508
                                              -----------------         --------------

Total Liabilities                                       180,474                186,418
                                              -----------------         --------------

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 10,000,000
 shares authorized; 5,845,300 shares
 issued, 5,054,661 outstanding in 1999
 and 1998                                                 1,169                  1,169

Additional paid-in capital                                7,225                  7,225

Accumulated other comprehensive income                       62                  5,898

Retained earnings                                       114,948                108,403
                                              -----------------         --------------
                                                        123,404                122,695

Common treasury stock, at cost, 790,639
 at 1999 and 1998.                                       (7,375)                (7,375)
                                              -----------------         --------------

Total Shareholders' Equity                              116,029                115,320
                                              -----------------         --------------

Total Liabilities and Shareholders' Equity    $         296,503         $      301,738
                                              =================         ==============


                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                               Three Months Ended
                                                                 September 30,
                                                         1999                    1998
                                                                  (unaudited)
Revenues:

 Premiums                                      $          8,516       $          9,629

 Net investment income                                    1,733                  1,949

 Earned insurance charges                                 1,148                  1,533

 Other                                                      324                    350
                                               ----------------       ----------------
                                                         11,721                 13,461

Benefits and expenses:

 Policyholder benefits and expenses                       3,557                  4,480

 Interest expense on contract holders
  deposit funds                                             345                    577

 Amortization of present value of future
  profits of acquired businesses                          1,334                  1,541

 Amortization of deferred policy
  acquisition costs                                       1,354                  1,272

 Operating expenses                                       2,728                  2,954

 Interest expense                                           532                    809
                                               ----------------       ----------------
                                                          9,850                 11,633
                                               ----------------       ----------------

Income before federal income tax and
 equity in net earnings of affiliates                     1,871                  1,828


Provision for federal income taxes                          181                    419
                                               ----------------       ----------------

Income before equity in net earnings
 of affiliates                                            1,690                  1,409

Equity in net earnings of affiliate,
 net of tax                                                 786                    744
                                               ----------------       ----------------

Net income                                     $          2,476       $          2,153
                                               ================       ================

                     The accompanying notes are an integral
                           part of these consolidated
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                            Three Months Ended
                                                               September 30,
                                                       1999                    1998

                                                               (unaudited)

Net Income Per Share

Basic:

Average weighted shares outstanding                         5,055                  5,428
                                               ==================     ==================

Basic earnings per share                       $             0.49     $             0.40
                                               ==================     ==================

Diluted:

Common stock and common stock equivalents                   5,203                  5,602
                                               ==================     ==================

Diluted earnings per share                     $             0.48     $             0.38
                                               ==================     ==================




                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                           Nine Months Ended
                                                              September 30,
                                                     1999                     1998
                                                               (unaudited)
Revenues:

 Premiums                                  $         26,198       $          29,350

 Net investment income                                5,187                   5,870

 Earned insurance charges                             3,733                   4,698

 Other                                                1,026                   1,047
                                           ----------------       -----------------
                                                     36,144                  40,965


Benefits and expenses:

 Policyholder benefits and expenses                  11,490                  12,384

 Interest expense on contract holders
   deposit funds                                      1,317                   1,783

 Amortization of present value of future
   profits of acquired businesses                     3,946                   4,810

 Amortization of deferred policy
   acquisition costs                                  3,737                   3,538

 Operating expenses                                   8,450                   9,553

 Interest expense                                     1,782                   2,210
                                           ----------------       -----------------

   TOTAL                                             30,722                  34,278
                                           ----------------       -----------------

Income before federal income tax and
 equity in net earnings of affiliates                 5,422                   6,687

Provision for federal income taxes                      954                   1,552
                                           ----------------       -----------------

Income before equity in net earnings
 of affiliates                                        4,468                   5,135

Equity in net earnings of affiliate,
 net of tax                                           2,077                   1,844
                                           ----------------       -----------------

Net income                                 $          6,545       $           6,979
                                           ================       =================

                   The accompanying notes are an integral part
                       of these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                Nine Months Ended
                                                                  September 30,
                                                           1999                  1998
                                                                    (unaudited)
Net Income Per Share

Basic:

Average weighted shares outstanding                        5,055                  5,428
                                               =================      =================

Basic earnings per share                       $            1.29      $            1.29
                                               =================      =================

Diluted:

Common stock and common stock equivalents                  5,202                  5,604
                                               =================      =================

Diluted earnings per share                     $            1.26       $           1.25
                                               =================       ================



                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Three Months Ended
                                                                September  30,
                                                         1999                    1998
                                                                 (unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                     $           2,476      $            2,153

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

Amortization of present value of future
 profits of acquired business                              1,334                   1,541

Amortization of deferred policy
 acquisition costs                                         1,354                   1,272

Equity in undistributed earnings of
 affiliate                                                (1,389)                 (1,260)

Changes in assets and liabilities:

Decrease in accrued
 investment income                                            64                     334

Increase in agent advances and other
 receivables                                                (456)                 (1,357)

Decrease (increase) in due and
 deferred premiums                                           288                    (437)

Increase in deferred policy acquisition
 costs                                                    (2,555)                 (2,115)

Decrease (increase) in other assets                          518                     (75)

Increase in policy liabilities and accruals                  928                      23

Increase in other liabilities                                456                     417

(Decrease) increase in deferred federal
 income taxes                                               (122)                    870

Other, net                                                 1,155                    (195)
                                               -----------------      ------------------

Net cash provided by operating activities      $           4,051      $            1,171
                                               -----------------      ------------------

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                                  Three Months Ended
                                                                       September 30,
                                                                1999                  1998
                                                                       (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                          $        (8,561)        $          -0-

Proceeds from sales and maturities of
 fixed maturities                                             4,623                  2,377

Increase in policy loans                                       (218)                   (78)

Net change in short-term investments                          2,837                 (1,886)
                                                     ---------------         --------------

Net cash (used in) provided by investing activities          (1,319)                   413
                                                    ---------------         --------------

CASH FLOW FROM FINANCING
 ACTIVITIES

Repayment of subordinated notes payable                      (1,536)                (1,537)
                                                    ---------------         --------------
Net cash used in financing activities                        (1,536)                (1,537)
                                                    ---------------         --------------
Net increase in cash                                          1,196                     47

Cash, beginning of period                                     1,002                  1,210
                                                    ---------------         --------------
Cash, end of period                                 $         2,198         $        1,257
                                                    ===============         ==============



                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,

                                                              1999                   1998
                                                                     (unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                        $          6,545      $            6,979

Adjustments  to reconcile net income
 to net cash provided by operating
 activities:

Amortization of present value of future
 profits of acquired business                                3,946                   4,810

Amortization of deferred policy
 acquisition costs                                           3,737                   3,538

Equity in undistributed earnings of
 affiliate                                                  (3,867)                 (3,733)

Changes in assets and liabilities:

Decrease in accrued
 investment income                                             106                     266

Increase in agent advances and
 other  receivables                                         (1,283)                 (2,623)

Decrease (increase) in due and deferred
 premiums                                                       27                    (683)

Increase in deferred policy acquisition costs               (7,063)                 (6,185)

Decrease in other assets                                     1,039                     933

Increase in policy liabilities
 and accruals                                                   83                     144

Decrease in other liabilities                                 (957)                   (777)

(Decrease) increase in deferred federal
 income taxes                                                 (282)                  2,128

Other, net                                                   1,084                    (404)
                                                  ----------------      ------------------

Net cash provided by operating activities         $          3,115      $            4,393
                                                  ----------------      ------------------



                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                     1999                  1998
                                                            (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                      $    (18,557)      $      (9,082)

Proceeds from sales and maturities of
 fixed maturities                                     17,878               8,749

Increase in policy loans                                (340)               (291)

Net change in short-term investments                   2,111               1,624

Purchase & retirement of property
 and equipment                                             0                 (34)
                                                -------------      -------------

Net cash provided by investing activities              1,092                 966
                                                -------------      -------------

CASH FLOW FROM FINANCING
 ACTIVITIES

Repayment of subordinated notes payable               (4,610)             (4,610)
                                                -------------      -------------
Net cash used in financing activities                 (4,610)             (4,610)
                                                ------------       -------------
Net (decrease) increase in cash                         (403)                749

Cash, beginning of year                                2,601                 508
                                                -------------      -------------
Cash, end of period                             $      2,198       $       1,257
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

NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

Total comprehensive income for the nine months ended September 30, 1999 and September 30, 1998 is $.71 million and $8.65 million, respectively.

The following is a reconciliation of accumulated other comprehensive income from December 31, 1998 to September 30, 1999 (in thousands):

                                                               Net                 Total
                                      Net unrealized           appreciation        accumulated
                                      gain on investments      (depreciation)      other
                                      in fixed maturities      of equity           comprehensive
                                      available for sale       securities          income
Balance at December 31, 1998              $  5,900               $   (2)             $  5,898
Current Period Change                       (5,836)                   0                (5,836)
                                          --------               ------              --------
Balance at September 30, 1999             $     64               $   (2)             $     62
                                          ========               ======              ========

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

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by FAS No 137 "accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133. The operations of the Company are not affected by the provisions of FAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION:

For the nine-month period ended September 30, 1999, Financial Industries Corporation's ("FIC") net income was $6,545,000 (basic earnings of $1.29 per common share, or diluted earnings of $1.26 per common share) as compared to $6,979,000 (basic earnings of $1.29 per common share, or diluted earnings of $1.25 per common share) in the first nine months of 1998. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

                              Results of Operations

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the nine-month period ended September 30, 1999, was $5,422,000 (on revenues of $36,144,000), as compared to $6,687,000 (on revenues of $40,965,000) in the first nine months of 1998.

Earnings per share (basic and diluted) for the nine-month period ended September 30, 1999 include $.03 per share due to the decrease in the number of common shares outstanding resulting from (i) FIC's purchase on November 17, 1998 of 101,304 shares of FIC's common stock from the Roy F. and Joann Cole Mitte Foundation (the "Foundation"), a Texas non-profit corporation which is controlled by Mr. Mitte and his wife, at a price of $18.625 per share (or a total purchase price of $1,886,787) and (ii) Family Life Insurance Company's purchase on November 17, 1998 of 272,000 shares of FIC's common stock from the Foundation at a price of $18.625 per share (or a total purchase price of $5,066,000).

Premiums for the first nine months of 1999, net of reinsurance ceded, were $26.2 million, as compared to $29.4 million in the first nine months of 1998. Policyholder benefits and expenses were $11.5 million in the 1999 period, as compared to $12.4 million in the first nine months of 1998.

As of September 30, 1999, the market value of the fixed maturities available for sale segment was $77.8 million as compared to an amortized value of $77.5 million, or an unrealized gain of $0.3 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this gain will be realized in the future. The net of tax effect of this increase ($0.2 million at September 30, 1999) has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

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

            Equity in Net Income of InterContinental Life Corporation

General:

For the nine-month period ended September 30, 1999, the Company's equity in the net earnings of InterContinental Life Corporation ("ILCO"), net of federal income tax, was $2,077,000 , as compared to $1,844,000 for the first nine months of 1998.

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

As of September 30, 1999, the market value of ILCO's fixed maturities available for sale segment was $409.4 million as compared to an amortized cost of $410.04 million, or an unrealized loss of $0.64 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 45% of the common stock of ILCO, the net of tax effect of this decrease ($0.2 million at September 30, 1999) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an decrease in shareholders' equity.

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

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of September 30, 1999, the outstanding principal balances of the surplus debentures were $1.5 million and $6.9 million, respectively. The terms of the latter of the two Surplus Debentures required final payment of the remaining principal balance on September 30, 1999. Effective September 28, 1999, the ILCO and Investors-NA amended the payment schedule to provide payment of the remaining balance in four installments, with the final installment being due July 1, 2000. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors- NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1999, the statutory capital and surplus of Investors-NA was $70.2 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of September 30, 1999, Investors-NA had earned surplus of $46.0 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $17.6 million at September 30, 1999. In June, 1999, Investors-IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year; accordingly, no prior approval was required for the payment of the dividend. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.

The Form 10-Qs of ILCO for the nine-month periods ended September 30, 1999 and September 30, 1998, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

                        Liquidity and Capital Resources:

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of September 30, 1999, the outstanding balance of such indebtedness was $43.0 million on the Subordinated Notes granted by Investors-NA.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1999, the statutory capital and surplus of Family Life was $27.6 million, an amount substantially in excess of the surplus floor. As of September 30, 1999, the principal balance of the Surplus Debenture was $16.1 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $3.1 million in the first nine months of 1999, as compared to $4.4 million in the first nine months of 1998. Net cash flow used in financing activities was $4.6 million in the first nine months of 1999, as compared to $4.6 million in the first nine months of 1998.

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

                                   Investments

As of September 30, 1999, the Company's investment assets totaled $106.8 million, as compared to $110.2 million as of December 31, 1998.

The level of short-term investments at September 30, 1999 was $25.5 million, as compared to $27.6 million as of December 31, 1998. The fixed maturities available for sale portion represents $77.8 million of investment assets as of September 30, 1999, as compared to $79.4 million at December 31, 1998. The amortized cost of fixed maturities available for sale as of September 30, 1999 was $77.5 million representing a net unrealized gain of $0.3 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of September 30, 1999, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $22.1 million and $182.1 million, respectively, and mortgage-backed pass-through securities of $5.6 million and $30.7 million, respectively, at September 30, 1999. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 44.1% of the book value of FIC's mortgage-backed securities and 52.0% of the book value of ILCO's mortgage-backed securities at September 30, 1999, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At September 30, 1999, PAC and TAC instruments and scheduled bonds represented approximately 55.9% of the book value of FIC's mortgage-backed securities and approximately 48.0% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 24.0% of the book value of FIC's mortgage-backed securities and approximately 37.6% of the book value of ILCO's mortgage-backed securities at September 30, 1999. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Neither FIC nor ILCO had any z-accrual bonds as of September 30, 1999. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Neither FIC nor ILCO made additional investments in CMOs during 1998 and the first three quarters of 1999. The current investment objectives of both FIC and ILCO do not contemplate additions to the portfolio of CMO investments during the remainder of 1999.

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

The Company has evaluated its centralized computer systems and has developed a plan to reach Y2K compliance. A central feature of the plan is to convert most of the centralized systems to a common system which is already in compliance with Y2K requirements. The Company has completed this system conversion, except as it relates to the conversion of approximately 560 active policies and additional testing of previously completed conversions. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $330,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $898,000 for the three-year (1997 - 1999) conversion period. For the three month period ended September 30, 1999, the Company has incurred an after tax expense of approximately $34,400 in connection with the completion of the Plan. Between January 1, 1997 and September 30, 1999, the Company has expended approximately 84% of the three-year expected after-tax cost discussed above.

The Plan called for an upgrade of the Family Life's administrative systems by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant. This process included approximately 29 sub-systems which provide data input to the main systems. The administrative systems which were not modified were converted onto the Company's CK/4 System, a system designed to be Y2K compliant according to the representations of the vendor.

The systems which administer a substantial number of Family Life policies will be modified rather than converted. The modification of the PMS system (administering approximately 100,880 policies for Family Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 22,210 active policies for Family Life) was completed in October of 1999.

A small number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 42,000 active policies for Investors-NA at the time of conversion) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 15,300 active policies for Investors-IN) was completed in May of 1999. The modification of the Lifecomm-B system which is responsible for the administration of approximately 16,900 active policies assumed after ILCO's acquisition of State Auto Life was also completed. As of June 30, 1999, the Lifecomm-A system administered approximately 57,140 active policies for Investors-NA and 2000 active policies for Family Life. As of September 30, 1999, the conversion of all but approximately 6,130 active policies for Investors- NA and 560 active policies for Family Life had been completed. The majority of those conversions were completed in November, and the Company expects the conversion of the remaining Lifecomm-A policies to be completed before the end of November, 1999.

The Company also faces the risk that one or more of its external suppliers of goods or services ("third party providers") will not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. The Company has completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company has developed and forwarded a detailed questionnaire to such providers. The Company has received responses and assurances of Y2K readiness from all of its mission critical external suppliers, as well as many of its non-mission critical suppliers. The receipt and evaluation of responses is on-going, and the Company will consider whether to continue relationships with external suppliers who fail to respond to the questionnaire.

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

With respect to non-centralized systems (i.e., desktop computers), the Company has obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The Company expects that the effort needed to correct for Y2K problems on such systems will be less time intensive than the effort needed to achieve compliance for its centralized systems. The installation of such new PC hardware and software was commenced in early 1999, and was completed in mid-November, 1999.

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

INTEREST RATE RISK:

(A)      FIC'S FIXED INCOME INVESTMENTS:

         Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $3.5 million at September 30, 1999 and $2.5 million at December 31, 1998. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, and
         (ii) short-term investments. The market value of such assets was $103.3 million at September 30, 1999 and $107.0 million at December 31, 1998.

         The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $27.9 million at September 30, 1999 and $33.9 million at December 31, 1998. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $1.5 million at September 30, 1999 and $1.2 million at December 31, 1998.

(B)      FIC'S INVESTMENT IN AFFILIATE:

         The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $6.4 million at September 30, 1999 and $4.6 million at December 31, 1998.

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

Date:   November 12, 1999