Form 10-K
period 1999-12-31
FINANCIAL INDUSTRIES CORP
filed 2000-03-30
CIK 35733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO


The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 2000, based on the closing sales price in The Nasdaq Small-Cap Market ($9.50 per share), was $31,230,348.

The number of shares outstanding of Registrant's common stock on March 15, 2000 was 5,054,661.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

     A. Reports on Form 10-K of InterContinental Life Corporation for the fiscal years ended December 31, 1999, 1998 and 1997 are hereby incorporated by reference.

                                     PART I

Item 1. Business

General

Financial Industries Corporation ("FIC", the "Company" or the "Registrant") is a holding company primarily engaged in the life insurance business through its ownership of 100% of Family Life Insurance Company ("Family Life") and its approximately 44.5% interest in InterContinental Life Corporation ("ILCO").

The Registrant was organized as an Ohio corporation in 1968 and was reincorporated in Texas in 1980. Its executive offices are located at 701 Brazos, Suite 1400, Austin, Texas 78701. Through 1984, FIC's principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. In 1985, FIC acquired control of ILCO.

FIC, ILCO and their insurance subsidiaries have substantially identical managements. Officers allocate their time between FIC and ILCO in accordance with the comparative requirements of both companies and their subsidiaries. Roy
F. Mitte, Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries, is the owner, directly and beneficially, of approximately 30.71% of the outstanding shares of FIC's common stock.

Acquisitions

Strategy. The Company's strategy has been and continues to be to grow internally and through acquisitions, while maintaining an emphasis on cost controls. Management believes that, under appropriate circumstances, it is more advantageous to acquire companies with books of in- force life insurance than to produce new business, because initial underwriting costs have already been incurred and mature business is generally less likely to terminate, making possible more predictable profit analysis. However, Family Life does continue to market those products that are profitable, as well as develop new products and streamline distribution channels. See "Agency Operations". It is also management's belief that the continuing consolidation in the life insurance industry presents attractive opportunities for the Company to acquire life insurance companies that complement or fit within the Company's existing marketing structure and product lines. The Company's objective is to improve the profitability of acquired businesses by consolidating and streamlining the administrative functions of these businesses, eliminating unprofitable products and distribution channels, applying its marketing expertise to the acquired company's markets and agents and benefitting from economies of scale. FIC's ability to make future acquisitions will be dependent on its being able to obtain the necessary financing. In addition, since ILCO has the same acquisition strategy as FIC, a conflict of interest could arise in the future between FIC and ILCO with respect to acquisition opportunities.

Acquisition of ILCO. In January, 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 15, 2000, FIC owned, directly and indirectly through Family Life, approximately 44.5% of the outstanding shares of ILCO's common stock. Prior to September 30, 1998, FIC held options to acquire up to 1,702,155 additional shares of ILCO's common stock. The consideration for the options, which were granted in 1986, was FIC's granting to ILCO a loan in the principal amount of $1.2 million, FIC's agreement to guarantee future loan obligations of ILCO and FIC's agreement to guarantee ILCO's lease obligation on its headquarters building upon demand. As described under the heading "The ILCO Senior Loan", the Senior Loan of ILCO was fully repaid on September 30, 1998. Accordingly, FIC's rights under the 1986 option agreement expired on September 30, 1998.

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


ILCO's Acquisitions

a. Standard Life. In November, 1986, ILCO acquired Standard Life Insurance Company ("Standard Life"), headquartered in Jackson, Mississippi, for a gross purchase price of $54.5 million.

b. Investors-NA and Investors-CA. In December, 1988, ILCO, through Standard Life, purchased Investors Life Insurance Company of California ("Investors-CA") and Investors Life Insurance Company of North America ("Investors-NA") from CIGNA Corporation for a purchase price of $140 million.

c. Investors-Indiana. In February, 1995, ILCO, through Investors-NA, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million. After the acquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors- Indiana").

d. State Auto Life. In July, 1997, ILCO and Investors-Indiana acquired State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for an adjusted cash purchase price of $11.8 million. Under the terms of the transaction, State Auto Life was merged into Investors-Indiana.

e. Investors-IN. In December, 1997, InterContinental Life Insurance Company ("ILIC") , a subsidiary of ILCO, transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance

Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities.

f. Grinnell Life. On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell Life Insurance Company ("Grinnell Life") for an adjusted purchase price of $16.6 million. A portion of the purchase price ($12.37 million) was paid by way of a dividend to the seller immediately prior to the closing of the transaction; the balance of the purchase price was paid by ILCO's subsidiary. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity.

Business of Family Life Insurance Company

Family Life, which was organized in the State of Washington in 1949, specializes in providing mortgage protection life and accidental death insurance and annuity products to mortgage borrowers of financial institutions. Family Life has policies in force with customers of approximately 227 financial institutions, of which approximately 54 actively provide Family Life with regular updating of their lists of borrowers.

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

Family Life is licensed to sell mortgage life insurance products in 49 states and the District of Columbia. In 1999, premium income from these products was derived from all states in which Family Life is licensed, with significant amounts derived from Texas (25.4%), California (24.8%) and Florida (4.9%).

Family Life's primary distribution channel is its agency force of approximately 607 career agents (at December 31, 1999), who are organized into 22 regions. Most of the career agents sell mortgage life insurance products exclusively for Family Life. The mortgage life insurance business is very fragmented. Family Life believes that it is among the larger writers of agent sold mortgage life insurance in the United States and the only nation-wide agent-sold life insurance company operating through leads from financial institutions. Many of Family Life's competitors are life insurance companies with more resources than Family Life and whose mortgage life insurance business represents only a small portion of their total business.

During 1999, Family Life continued the expansion of its distribution system, to recruit agents whose product portfolio includes a broader range of life and annuity products, in addition to the traditional mortgage protection life insurance products offered by Family Life. While Family Life's traditional sales force consists of agents who are contracted exclusively with the company, agents who participate in the expanded distribution system may have selling relationships with other insurers in addition to Family Life. During 1999, Family Life recruited 438 agents for this marketing effort.

At December 31, 1999, the number of employees within FIC and its subsidiaries, together with the employees of ILCO's insurance subsidiaries, was approximately 312.

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

During 1999, the general insurance expenses of ILCO's insurance subsidiaries were $15,910,308, as compared to $15,172,682 in 1998 and $15,574,265 in 1997.
The level of expenses at the ILCO life companies for the year 1999 was affected by the expenses incurred in connection with Year 2000 compliance. For the year 1998, the level of expenses at the ILCO life companies was also affected by expenses incurred in connection with Year 2000 compliance, as well as the expenses incurred in connection with ILCO's acquisition of Grinnell Life Insurance Company. Expenses for the year 1997 were affected primarily from costs incurred in connection with ILCO's acquisition of State Auto Life in July, 1997 and as well as expenses related to the modification of data processing systems for Year 2000 compliance. Management is committed to maintaining the general insurance expenses of ILCO's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

Principal Products. ILCO's insurance subsidiaries are engaged primarily in administering existing portfolios of individual life insurance and accident and health insurance policies and annuity products. Approximately 79% of the total collected premiums for 1999 were derived from renewal premiums on insurance policies and annuity products sold by ILCO's insurance subsidiaries prior to their acquisition by ILCO.

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

Direct statutory premiums received from all types of universal life products were $34.3 million in 1999, as compared to $38.9 million in 1998 and $40.6 million in 1997. Investors-NA received reinsurance premiums from Family Life of $3.2 million in 1999, pursuant to the reinsurance agreement for universal life products written by Family Life. In 1999, premium income from all life insurance products was derived from all states in which ILCO's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), California (8%), Ohio (9%) and New Jersey (8%).

ILCO's insurance subsidiaries receive premium income from health insurance policies. In 1999, premium income from all health insurance policies was $0.8 million, as compared to $1.0 million in 1998 and $0.9 million in 1997. As described below, the health insurance business of ILCO's subsidiaries is 100% reinsured with a third party reinsurer.

In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which most of the contractual obligations and risks under accident and health and disability income insurance policies were assumed by a third party reinsurer. The transfer was effective as of July 1, 1997. The decision to dispose of this book of business was based on ILCO's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of ILCO's subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the ILCO subsidiaries was $6,327,504. In addition to the transfer of reserves, ILCO's life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums for ILCO's life subsidiaries.

Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment Management, Inc. As of December 31, 1999, the assets held in the separate account were $48.4 million. During 1999, the premium income realized in connection with these variable annuity policies was $117,666, which was received from existing contract owners.

Investors-NA also maintains a closed variable annuity separate account, with approximately $19.8 million of assets as of December 31, 1999. The separate account was closed to new purchases in 1981 as a result of an IRS ruling which adversely affected the status of variable annuity separate accounts which invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

Beginning in 1997, ILCO's life company subsidiaries expanded their marketing efforts in the fixed annuity market. Direct deposits from the sale of fixed annuity products were $7.6 million in 1999, as compared to $6.1 million in 1998 and $3.5 million in 1997. Investors-NA also received reinsurance premiums from Family Life of $1.8 million in 1999, pursuant to a reinsurance agreement for annuity products between Investors-NA and Family Life Insurance Company.

Merger of Insurance Subsidiaries. Investors-NA redomesticated from Pennsylvania to Washington in December of 1992. Investors-CA merged into Investors-NA on December 31, 1992. Standard Life merged into Investors-NA on June 29, 1993. The mergers have achieved cost savings, such as reduced auditing expenses involved in auditing one combined company; the savings of expenses and time resulting from the combined company being examined by one state insurance department (Washington), rather than three (California, Pennsylvania and Mississippi); the reduction in the number of tax returns and other annual filings with state insurance departments; and smaller annual fees to do business and reduced retaliatory premium taxes in most states.

In December, 1997, ILIC transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 47 states and the District of Columbia. As of December 31, 1999, it had assets of $ 176.4 million and capital and surplus of $23 million.

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

The  investment  objective  of Family  Life and  ILCO's  insurance  subsidiaries emphasizes the selection of short to medium term, high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. At December 31, 1999, only 2.2% of ILCO's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 0.1% of ILCO's total assets at December 31, 1999. ILCO had investments in debt securities of affiliated companies aggregating approximately $41.5 million as of December 31, 1999. Family Life does not have investments in mortgage loans, real estate, non- investment grade debt securities or affiliates' debt securities.

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $22.1 million and $178.9 million, respectively, and mortgage-backed pass-through securities of $5.4 million and $29.1 million, respectively, at December 31, 1999. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 43.9% of the book value of FIC's mortgage- backed securities and 52.0% of the book value of ILCO's mortgage-backed securities at December 31, 1999, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At December 31, 1999, PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 56.1% of the book value of FIC's mortgage-backed securities and approximately 48.0% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 24.1% of the book value of FIC's mortgage-backed securities and approximately 38.0% of the book value of ILCO's mortgage-backed securities at December 31, 1999. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Neither FIC nor ILCO had any z-accrual bonds as of December 31, 1999. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Neither FIC nor ILCO made additional investments in CMOs during 1999. For the year 2000, the investment objectives of FIC and ILCO include the making of selected investments in CMOs.

FIC and ILCO do not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

ILCO and FIC do not make new mortgage loans on commercial properties. Substantially all of ILCO's mortgage loans were made by its subsidiaries prior to their acquisition by ILCO. At December 31, 1999, none of the mortgage loans held by ILCO had defaulted as to principal or interest for more than 90 days, and none of the ILCO's mortgage loans were in foreclosure. During 1999, ILCO wrote off the value of approximately $81,000 of principal and interest on mortgage loans which had defaulted as to principal and interest payment for more than 90 days.

Another key element of FIC's and ILCO's investment strategy is to avoid large exposure in other investment categories which management believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 0.3% of ILCO's invested assets and none of FIC's invested assets at December 31, 1999.

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

In May, 1996, Family Life purchased a 7.1 acre tract adjacent to the original Bridgepoint Square tract. This second tract contained one building site and one garage site. In January, 1997, Family Life began construction on a four-story office building, with rentable space of approximately 76,793 square feet, and the parking garage, with 350 parking spaces. In May, 1997, the entire rentable space in the building was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997.

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

In October, 1998, Investors-NA purchased 47.995 acres of land in Austin, Texas for the development of its River Place Pointe project. The purchase price for the land was $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Development of the initial phase of the project commenced during the first quarter of 1999. When completed, the first phase will consist of two office buildings, a parking garage and the infrastructure for the entire project. FIC and ILCO plan to move their corporate offices to approximately 70,182 square feet of office space in one of the two buildings currently under construction. The move is planned to take place during the third quarter of 2000. Investors-NA plans to commence development of the additional stages of the project following completion and leasing of the first phase.

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

In advance of the passage of the Financial Services Modernization Act (the "Act") in 1999 (for a discussion of the provisions of this new law, refer to the section entitled "Regulation"), Family Life established a task force to develop new lead sources for its agents. Since Family Life uses leads from financial institutions, restrictions under the Act on the type of information which a financial institution may provide to Family Life may have an adverse impact on its traditional sales methods. Although Family Life continues to focus on its traditional sales approach, it has established a supplemental leads program, whereby third parties supply leads obtained from public records (e.g. county loan records). Family Life has also developed a strategy to work with lenders as "setup only", whereby the mortgage institution does not furnish leads, but will collect and remit premiums. Finally, Family Life is developing new sales methods, including direct mailings and direct telephone leads. The Act provides that various Federal agencies are to adopt regulations implementing the purposes of the Act. Since such regulations have not been finalized, Family Life is not in a position to determine whether the final regulations will have an impact on the ability of financial institutions to supply Family Life with lead information.

Beginning in 1998, Family Life expanded its distribution system, to recruit agents whose product portfolio includes a broader range of life and annuity products, in addition to the traditional mortgage protection life insurance products offered by Family Life. While Family Life's exclusive sales force consists of agents who are contracted exclusively with the company, agents who participate in the expanded distribution system may have selling relationships with other insurers in addition to Family Life. During 1999, Family Life recruited 438 agents for this marketing effort.

In October, 1999, a marketing subsidiary of Investors Life entered into a marketing agreement with a third- party life insurance company. The marketing agreement makes available to appointed agents of the Investors Life and Family Life a portfolio of term life insurance products not currently being offer by those companies. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company's appointed agents receives commissions on the sale of these products and the marketing subsidiary receives an override commission.

Sales and Marketing for Family Life is directed by the Executive Vice President of Marketing and Sales. Reporting to the Executive Vice President, the Senior Vice President of Marketing heads the Family Life marketing organization which is focused on the development and maintenance of contractual agreements with the financial institutions which provide referrals to, and collect monthly premiums from, their borrowers for Family Life insurance plans. The Senior Vice President for Family Life Sales directs 22 Regional Vice Presidents. Currently, the Family Life distribution system consists of 110 District Sales Managers and 497 active career agents.

Data Processing

The data processing needs of FIC's and ILCO's insurance subsidiaries are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a subsidiary of FIC. See Item 13.- Certain Relationships and Related Transactions with Management.

As the provider of data processing for the Company and its subsidiaries and affiliates, FIC Computer Services, Inc. utilizes a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations. In advance of the millennium date change, the Company recognized that the software programs used in connection with these systems could be affected by what has been referred to as the "Y2K date problem". This refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information on and after January 1, 2000.

Beginning in 1997, the Company began an evaluation of its centralized computer systems and developed a plan to reach Y2K compliance (the "Y2K Plan"). A central feature of the Y2K Plan was to convert certain of the centralized systems to a common system which was already in compliance with Y2K requirements. The Company completed this system conversion during 1999. The converted systems were extensively tested during the fourth quarter of 1999. The Company did not experience any material disruptions in its data processing as a result of either the January 1, 2000 date change or the occurrence of a leap year date in February, 2000.

The Y2K Plan called for an upgrade of the Family Life's administrative systems by changing individual lines of computer code in order to modify current operating software such that it became Y2K compliant. This process included approximately 29 sub-systems which provide data input to the main systems. The administrative systems which were not modified were converted onto the Company's CK/4 System, a system designed to be Y2K compliant according to the representations of the vendor.

The systems which  administer a substantial  number of Family Life policies were modified rather than converted. The modification of the PMS system (administering approximately 100,880 policies for Family Life) was completed in March, 1998. The conversion of the Cypros AP system (administering approximately 22,210 active policies for Family Life) was completed in October of 1999. A small number of Family Life policies are administered by systems which also administer policies for ILCO and its subsidiaries. With regard to ILCO and its subsidiaries, the ALIS system (administering approximately 42,000 active policies for Investors-NA at the time of conversion) was converted to CK/4 in January of 1998. The conversion of the Life 70 system (administering approximately 15,300 active policies for Investors-IN) was completed in May of 1999. The modification of the Lifecomm-B system which is responsible for the administration of approximately 16,900 active policies assumed after ILCO's acquisition of State Auto Life was also completed. The conversion of the Lifecomm-A system, which administers approximately 57,140 active policies for Investors-NA and 2,000 active policies for Family Life, was completed in November, 1999.

The cost of implementing and completing the Y2K Plan resulted in an after-tax expense of approximately $825,000 for the three-year (1997 - 1999) conversion period.

The Company also faced the risk that one or more of its external suppliers of goods or services ("third party providers") would not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. The Company completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company developed and forwarded a detailed questionnaire to such providers. The Company received responses and assurances of Y2K readiness from all of its mission critical external suppliers, as well as many of its non-mission critical suppliers.

With respect to non-centralized systems (i.e., desktop computers), the Company obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The Company's effort needed to correct for Y2K problems on such systems was less time intensive than the effort needed to achieve compliance for its centralized systems. The installation of such new PC hardware and software was commenced in early 1999 and was completed in mid-November, 1999.

As part of its Y2K Plan the Company developed a contingency plan in the event that a major administrative system failed to operate properly due to a Y2K problem. Under the contingency plan, FIC Computer Services assigned certain personnel to be members of an emergency response team to resolve Y2K operations problems. Additionally, the plan provided for insurance policies to be administered manually if the necessary systems conversions were not completed prior to January 1, 2000, or subsequent Y2K operations problems should persist. Since the implementation of the Y2K Plan was successful, the Company did not need to invoke these contingency plans.

Competition

There are many life and health insurance companies in the United States. Agents placing insurance business with Family Life and ILCO's insurance subsidiaries are compensated on a commission basis. However, some companies pay higher commissions and charge lower premium rates and many companies have more substantial resources than Family Life and ILCO's insurance subsidiaries. In addition, consolidations of insurance and banking institutions, which is permitted under recently-enacted federal legislation, may adversely affect the ability of Family Life to expand its customer referral relationships with mortgage lending and servicing institutions. The principal cost and competitive factors that affect the ability of Family Life and ILCO's insurance subsidiaries to sell their insurance products on a profitable basis are: (1) the general level of premium rates for comparable products; (2) the extent of individual policyholders services required to service each product category; (3) general interest rate levels; (4) competitive commission rates and related marketing costs; (5) legislative and regulatory requirements and restrictions; (6) the impact of competing insurance and other financial products; and (7) the condition of the regional and national economies.

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

As of December 31, 1999 the outstanding principal balance of the Investors Life Subordinated Loans, including the loans made by Investors-NA in 1993 was $41.50 million.

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

As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note, in the amount of $1,977,119, is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

In December, 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder (FIC). Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

ILCO's Senior Loan

ILCO's Senior Loan was fully repaid as of September 30, 1998. During the period that the ILCO Senior Loan was outstanding, FIC guaranteed obligations under the loan documents. The Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, ILCO refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility were substantially the same as the terms and provisions of the 1988 Senior Loan. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan. The average interest rate paid by ILCO on its Senior Loan was approximately 7.68% during 1997 and 7.63% during 1998.

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

These laws and regulations require Family Life and ILCO's insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. The insurance laws and regulations of the domiciliary states of FIC's and ILCO's insurance subsidiaries require that such subsidiaries be examined at specified intervals. Family Life is domiciled in the State of Washington. Investors-NA and Investors-IN are domiciled in the states of Washington and Indiana, respectively. In December, 1992, Investors-NA redomesticated from Pennsylvania to Washington, and Investors-CA merged into Investors-NA. In June, 1993, Standard Life merged into Investors-NA. Prior to December, 1997,
Investors-IN was domiciled in the State of New Jersey. In December, 1997, Investors-IN transferred its domicile to the State of Indiana.

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

Privacy Legislation. In November 12, 1999, the Financial Services Modernization Act (the "Act") was signed into law, to take effect on March 12, 2000. In general, the Act provides that financial institutions have certain obligations with respect to the maintenance of the privacy of customer information, so as to insure the security and confidentiality of customer records and information, to protect against any anticipated threats or hazards to the security or integrity of such records and to protect against unauthorized access to or use of such records or information which could result in substantial harm or inconvenience to any customer. In addition, the Act introduces new restrictions on disclosure of nonpublic personal information to third party institutions seeking to utilize such information in connection with the sale of products or services. The restrictions include a notice requirement, an opt out provision and limitations on the permissible recipients of nonpublic information and account numbers of customers. The notice requirements call for financial institutions to maintain the confidentiality all nonpublic personal customer information. However, a financial institution may disseminate certain types of information pertaining to a customer to nonaffiliated third parties if the institution provides clear and conspicuous disclosure of the institution's privacy policy and the customer authorizes the release of certain information to third parties. Where the customer permits the release of information, the Act restricts the disclosure of information that is non-public in nature. The Act does not preclude the release of information which can be obtained from public sources, such as the internet.

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

Calculations using the NAIC formula and the statutory financial statements of Family Life and ILCO's insurance subsidiaries as of December 31, 1999 indicate that the Total Adjusted Capital of each of FIC's and ILCO's insurance subsidiaries is above 630% of its respective Authorized Control Level RBC.

Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. For the year ended December 31, 1999, Family Life and ILCO's insurance subsidiaries received credits on their guaranty fund assessment returns, in the amount of $45,603 and $13,478, respectively. Those amounts are net of the amounts that can be offset against future premium taxes and, in the case of Family Life, the amount is also net of the amount that can be recovered from Merrill Lynch pursuant to the Stock Purchase Agreement between FIC and Merrill Lynch. See "Acquisition of Family Life." The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of FIC and ILCO.

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

Principal and interest payments on the surplus debenture have provided sufficient funds to meet debt service obligations of FLC. Under the provisions of the surplus debenture and current law, Family Life can pay interest and principal on the surplus debenture without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to the payment of interest or principal on the surplus debenture, the statutory capital and surplus of Family Life exceeds 6% of its assets. Pursuant to the surplus debenture, Family Life paid principal and interest in 1997, 1998 and 1999 totaling $11,903,287, $11,564,978 and $10,754,978, respectively. Family
Life does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debenture in accordance with an agreement between Family Life and the Department. The Company does not anticipate that Family Life will have any difficulty in making principal and interest payments on the surplus debenture in the amounts necessary to enable FLC to service its indebtedness for the foreseeable future.

Valuation Reserves. Commencing in 1992, the Mandatory Securities Valuation Reserve ("MSVR") required by the NAIC for life insurance companies was replaced by a mandatory Asset Valuation Reserve ("AVR") which is expanded to cover mortgage loans, real estate and other investments. During 1997, a change in the NAIC's AVR procedures resulted in a one-time reduction in the amount of the reserves held by Family Life, with a corresponding one-time increase in the amount of surplus, in the amount of $320,000. A new mandatory Interest Maintenance Reserve ("IMR"), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income, is also effective for 1992. Previously, realized capital gains attributable to interest rate changes were credited to the MSVR and had the effect of reducing Family Life's required MSVR contributions. Beginning in the year 1992, such realized capital gains are credited to the IMR. The combination of the AVR and IMR will affect statutory capital and surplus and may reduce the ability of Family Life to pay dividends and make payments on the surplus debenture.

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

Under the Washington Insurance Code, unless (i) certain filings are made with the Washington Department of Insurance, (ii) certain requirements are met, including a public hearing and (iii)approval or exemption is granted by the insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as the Company, which controls a Washington insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist if a person directly or indirectly owns or controls 10% or more or the voting securities of another person.

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

Federal Income Taxation

The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Family Life can pay. For the years ended December 31, 1997, 1998 and 1999, the decreases in Family Life's current income tax provisions, utilizing the effective tax rates, due to this change were $136,000, $89,034 and $78,759, respectively. The change has a negative tax effect for statutory accounting purposes when Family Life's premium income increases, but has a positive tax effect when its premium income decreases.

The Company and Family Life are eligible to file a consolidated federal income tax return. The Company is considering the tax advantages to be obtained by the filing of a consolidated return and is currently considering the filing of such consolidated return for the year 1999.

Item 2.  Properties

The Registrant's headquarters are currently located at Austin Centre, 701 Brazos, Suite 1400, Austin, Texas. A subsidiary of ILCO, Investors-NA, purchased Austin Centre, an office-hotel property in downtown Austin in August 1991 for a purchase price of $31,275,000 from an unrelated seller that had previously acquired the property through foreclosure. Austin Centre covers a full city block and is a sixteen story mixed use development consisting of 343,664 square feet of office/retail space (predominately office space), a 314 room hotel and 61 luxury apartments, all united by a 200 foot high glass atrium. The project was completed in October, 1986.

In September, 1995, Investors-NA entered into a contract to sell Austin Centre to an Austin-based real estate investment firm for a purchase price of $62.675 million, less $1 million to be paid to a capital reserve account for the purchaser. The sale was consummated on March 29, 1996. A portion of the sale proceeds equal to the amount that Investors-NA presently had invested in Austin Centre were retained and reinvested by Investors-NA. The balance of the net proceeds of the sale were used to reduce ILCO's bank indebtedness by approximately $15 million.

Following the sale of the Austin Centre, the Company and its affiliates continued to occupy three floors of the office space, under a lease arrangement. The current lease, which was entered into in May, 1997, is for a five (5) year term ending in October, 2002, with options to renew for three successive five
(5) year terms thereafter.

Investors-NA is currently in the process of developing an office complex at a site in Austin, Texas. The site consists of 47.995 acres. The Site Development Permit obtained by Investors-NA allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. The initial phase of the project ("Phase One") consists of two office buildings, associated parking and the infrastructure for the entire project, which is known as River Place Pointe. Construction on Phase One commenced during the first quarter of 1999. Upon completion of Phase One, the Company plans to move its corporate headquarters to space in one of the buildings. The move is currently scheduled for July, 2000. In connection with the move, Investors-NA (the tenant under the lease of the Austin Centre space) intends to sub-lease said space.

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

In the fourth quarter of 1995, construction began on the second office building, containing approximately 109,000 rentable square feet, and the other parking garage containing approximately 871 spaces. That phase of the project was completed in September, 1996. In March, 1996, construction commenced on the third office building, with approximately 79,000 rentable square feet of office space and was completed in December, 1996. Construction began on the fourth building in July, 1996 and was completed in July, 1997. The fourth building contains approximately 92,459 rentable square feet.

On May 3, 1996, Family Life purchased a tract of land adjoining the Bridgepoint Office Square tract for a cash purchase price of $1.3 million. The property consists of 7.1 acres of land with one office building site and one parking structure site. Family Life began construction of the fifth building (known as "Bridgepoint Five") on the new site in January, 1997. In May, 1997, the entire rentable space (approximately 76,793 rentable square feet) contained in the building was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997.

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

Prior to December, 1999, FIC owned several parcels of real estate in Jackson, Mississippi, adjacent to an office building which formerly served as the headquarters of Standard Life Insurance Company (the "Standard Life Building"). The Standard Life Building was owned by Investors-NA. This building is 68 years old and contains approximately 85,000 square feet (65,000 net rentable square feet) of office space. On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and FIC sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000.00, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors-NA intends to claim an income tax deduction on its upcoming tax return for the donation of the Standard Life Building, which has an appraised value at December 15, 1999 of approximately $3,050,000.00. The donation and sale transaction referenced above resulted in a net gain (GAAP basis) of $0.992 million for ILCO and $0.409 million for FIC (or a combined total of $1.401 million).

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
             Security Holder Matters

A.  Market Information

The following table sets forth the quarterly high and low sales prices for FIC common stock in The Nasdaq Small-Cap Market for 1999 and 1998. The quotations set forth in the table have been adjusted to give retroactive effect to the five-for-one stock split which was effective November 12, 1996. FIC's NASDAQ trading symbol is FNIN.

                                                    Common Stock
                                                       Prices
                                               High               Low
1999
         First Quarter                     $ 17.375            $ 12.00
         Second Quarter                      14.00                7.625
         Third Quarter                       15.50                8.00
         Fourth Quarter                      10.750               9.250


1998
         First Quarter                      $ 21.25            $ 16.375
         Second Quarter                       20.50              17.75
         Third Quarter                        20.25              12.50
         Fourth Quarter                       19.50              13.625


B.  Holders

As of March 15, 2000 there were approximately 14,998 record holders of FIC common stock.

C.  Dividends

FIC did not pay a dividend during the years 1976 to 1999. On January 18, 2000, FIC announced that it will pay a cash dividend in the amount of $.18 per share, payable on April 12, 2000, to shareholders of record on April 5, 2000.

The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its operating insurance subsidiary or subsidiaries. The right of Family Life to pay dividends is restricted by the insurance laws of its domiciliary state. See Item 1. Business
- Regulation - Surplus Debenture and Dividends. However, FIC does not directly own Family Life's stock but, instead, indirectly owns that stock through a downstream holding company, Family Life Corporation ("FLC"). FLC, which holds all of the stock of Family Life, is restricted from paying dividends on its common stock by the provisions of the notes from Investors-NA. FIC (as the successor to the obligations of FLIIC under the provisions of the $4.5 million subordinated note held by Investors-NA) the immediate parent of FLC and the directly-owned subsidiary of FIC, is prohibited from paying dividends on its stock by the provisions of the $4.5 million subordinated note. In order to provide for the payment of the $.18 per share annual dividend payable on April 12, 2000, FIC requested a waiver from Investors-NA of the above-described restrictions of the loan agreements. Investors-NA granted the requested waiver, thereby permitting FIC to make the dividend payment to its shareholders.

The ability of ILCO to pay dividends to FIC and the other shareholders of ILCO is affected by the receipt of dividends and other payments from its insurance subsidiaries.

Item 6.  Selected Financial Data: (Registrant and its Consolidated Subsidiaries)
                                           (In thousands, except per share data)


                                     1999          1998            1997           1996         1995
Operating Revenues                $ 47,313      $ 53,607        $ 63,343       $ 59,928     $ 61,541
Income before federal
income tax, equity in net
earnings of affiliates               7,013         8,973          13,411          9,791       10,394
Income before equity in net
earnings of affiliates               5,839         6,605           9,870          7,145        7,966
Equity in net earnings of
affiliate, net of tax                3,310         2,613           6,458          9,012        2,051

Net Income                        $  9,149      $  9,218        $ 16,328       $ 16,157     $ 10,017

Common Stock and
Common Stock Equivalents             5,200         5,557           5,589          5,568        5,540
Net income per share
Basic                             $   1.81      $   1.71        $   3.01       $   2.98    $    1.85
Diluted                           $   1.76      $   1.66        $   2.92       $   2.90    $    1.81
Total Assets                      $294,054      $301,738        $304,324       $287,730    $ 287,678

Long Term Obligations             $ 41,497      $ 47,645        $ 53,792       $ 59,940    $  67,989

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 1999, FIC's net income was $9,149,000 (basic earnings of $1.81 per common share or diluted earnings of $1.76 per common share) as compared to $9,218,000 (basic earnings of $1.71 per common share or diluted earnings of $1.66 per common share) for the year ended December 31, 1998 and $16,328,000 (basic earnings of $3.01 per common share or diluted earnings of $2.92 per common share) for the year ended December 31, 1997. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard
(FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

                              Results of Operations

Net income from continuing operations (excluding the gain resulting from Family Life's sale of its interest in Bridgepoint Square Offices in 1997, and ILCO's sale of its interest in Bridgepoint Square Offices in 1997, as described below) was $9,149,000 (basic earnings of $1.81 per common share or diluted earnings of $1.76 per common share) in 1999, as compared to $9,218,000 (basic earnings of $1.71 per common share or diluted earnings of $1.66 per common share) for the year ended December 31, 1998 and $9,300,000 (basic earnings of $1.71 per common share or diluted earnings of $1.66 per common share) for the year ended December 31, 1997.

Net income for the year ended December 31, 1997 includes $3.2 million ($0.57 per common share) resulting from Family Life's sale of its interest in Bridgepoint Square Offices. Family Life purchased undeveloped land at the Bridgepoint site in May, 1996, for a cash purchase price of $1.3 million. The property consists of 7.1 acres of land with one office building site and one parking structure site. Family Life began construction of the building (known as "Bridgepoint Five") in January, 1997. In May, 1997, the entire rentable space (approximately 76,793 rentable square feet) contained in the building was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997. In November, 1997, Family Life entered into a contract to sell its interest in the Bridgepoint Square Office complex. The sale also included the adjacent properties developed by ILCO's subsidiary, Investors-NA. The aggregate purchase price for the project was $78 million. The transaction closed on December 5, 1997. The purchase price was allocated approximately 78.5% to Investors-NA and 21.5% to Family Life. The sale resulted in a net profit to Family Life of approximately $4.5 million ($3.2 million after tax) that is included in FIC's earnings for the year 1997.

FIC's net income is affected by its equity interest in InterContinental Life Corporation ("ILCO") and ILCO's insurance subsidiaries. Net income for the year ended December 31, 1997 includes $3.8 million ($0.68 per common share on a diluted basis) resulting from ILCO's sale of its interest in Bridgepoint Square Offices.

The statutory earnings of Family Life as required to be reported to insurance regulatory authorities before interest expense, capital gains and losses, and federal income taxes were $8,829,000 at December 31, 1999, as compared to $12,930,000 at December 31, 1998 and $13,625,000 at December 31, 1997. These
statutory earnings are the source to provide for the repayment of the indebtedness incurred in connection with the acquisition of Family Life.

The increase in long-term interest rates during 1999, which was related to general economic conditions, had a negative effect upon the market value of the fixed maturities available for sale segment of the Company's portfolio. As of December 31, 1999, the market value of the fixed maturities available for sale segment was $77.5 million as compared to an amortized value of $78.3 million, or an unrealized loss $0.8 million. The net of tax effect of this decease has been recorded as a decrease in shareholders' equity.

For the year ended December 31, 1999, FIC's income from operations, before federal income tax and equity in net earnings of affiliate, was $7,013,000 (on revenues of $47,313,000) as compared to $8,973,000 (on revenues of $53,607,000)
for the year 1998 and $13,411,000 (on revenues of $63,343,000) in the year 1997.

Premiums for the year 1999, net of reinsurance ceded, were $33.96 million, as compared to $38.4 million for the year 1998 and $40.2 million in 1997. Policyholder benefits and expenses were $13.9 million in 1999, as compared to $16.3 million in 1998 and $19.9 million in 1997.


            Equity in Net Income of InterContinental Life Corporation

General

Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. For the year 1999, the Company's equity in the net earnings of ILCO, net of federal income tax, was $3,310,000, as compared to $2,613,000 for the year 1998 and $6,458,000 for the year 1997.

FIC currently owns 3,590,292 shares of ILCO's common stock. In addition, Family Life currently owns 342,400 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 3,932,692 shares (approximately 44.5%) of ILCO's common stock.

The increase in long-term interest rates during 1999, which was related to general economic conditions, had a negative effect upon the market value of the fixed maturities available for sale segment of ILCO's investment portfolio. As of December 31, 1999, the market value of the fixed maturities available for sale segment was $404.2 million as compared to an amortized cost of $411.5 million, or an unrealized loss of $7.3 million. Since FIC owns approximately 44.5% of the common stock of ILCO, such unrealized losses, net of tax, are reflected in FIC's equity interest in ILCO, and had the effect of decreasing the reported value of such equity interest by approximately $2.0 million.

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

Liquidity and Capital Resources of ILCO

ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiary, Investors-IN. ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

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

ILCO receives periodic payments of principal and interest from Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of December 31, 1999, the outstanding principal balance of the Surplus Debentures was $0.956 million and $4.94 million, respectively. The terms of the latter debenture provided for final payment of the remaining principal on September 30, 1999. In September, 1999, Investors-NA and ILCO amended the payment schedule to provide for payment of the remaining balance in four installments, with the final installment being due July 1, 2000. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1999, the statutory surplus of Investors-NA was $72.6 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are derived from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its life insurance subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of December 31, 1999, Investors-NA had earned surplus of $51.6 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. The transfer of domicile from New Jersey to Indiana was effective December 15, 1997. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.1 million at December 31, 1999.

The Form 10-Ks of ILCO for the years ended December 31, 1999, 1998 and 1997, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-K reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                         Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries and the proceeds from bank and institutional borrowings.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1999, the statutory capital and surplus of Family Life was $26.9 million, an amount substantially in excess of the surplus floor. During 1999, Family Life made principal payments of $9.0 million and interest payments of $1.8 million to Family Life Corporation under the Surplus Debenture. As of December 31, 1999, the principal balance of the Surplus Debenture was $13.9 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $2.6 million for the year 1999, as compared to $6.0 million in 1998 and $4.2 million in 1997. Net cash flow used in financing activities was $6.15 million in 1999, as compared to $13.10 million in 1998 and $6.15 million in 1997.

The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July, 1993) relate to: (i) the $22.5 million note issued by Family Life Corporation to Investors Life Insurance Company of North America and (ii) the $34.5 million loaned by Investors-NA to two subsidiaries of FIC.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.


                                   Investments

As of December 31, 1999, the Company's investment assets totaled $105.95 million, as compared to $110.15 million as of December 31, 1998.

The level of short-term investments at the end of 1999 was $24.8 million, as compared to $27.6 million as of December 31, 1998. The fixed maturities available for sale portion represents $77.5 million of investment assets as of December 31, 1999, as compared to $79.4 million at the end of 1998.

The amortized cost of fixed maturities available for sale as of December 31, 1999 was $78.3 million representing a net unrealized loss of $0.8 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of December 31, 1999, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

Prior to December, 1999, FIC owned several parcels of real estate in Jackson, Mississippi, adjacent to an office building known as the Standard Life Building, which building was owned by Investors- NA. This building is 68 years old and contains approximately 85,000 square feet (65,000 net rentable square feet) of office space. On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and FIC sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000.00, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors-NA intends to claim an income tax deduction on its upcoming tax return for the donation of the Standard Life Building, which has an appraised value at December 15, 1999 of approximately $3,050,000.00. The donation and sale transaction referenced above resulted in a net gain (GAAP basis) of $0.992 million for ILCO and $0.409 million for FIC (or a combined total of $1.401 million).

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

                              Year 2000 Compliance

The Company and its subsidiaries utilize a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations. In response to the potential operations and policy administration problems caused by the calendar change on January 1, 2000, the Company evaluated its centralized computer systems and developed a plan to reach Y2K compliance (the "Year 2000 Plan"). A central feature of the plan was to convert certain of the centralized systems to a common system which is already in compliance with Y2K requirements.

The Year 2000 Plan called for an upgrade of the Family Life's administrative systems by changing individual lines of computer code in order to modify current operating software such that it would become Y2K compliant. This process included approximately 29 sub-systems which provide data input to the main systems. The administrative systems which were not modified were converted onto the Company's CK/4 System, a system designed to be Y2K compliant according to the representations of the vendor.

The Company completed this systems conversion and testing prior to January 1, 2000. For the year ended December 31, 1999, the Company incurred an after-tax expense of approximately $283,000 in connection with the Year 2000 Plan, as compared to an after-tax expense of approximately $289,000 for the year 1998 and $253,000 for the year 1997.

With respect to non-centralized systems (i.e., desktop computers), the Company obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The installation of such new PC hardware and software was commenced in early 1999 and was completed during the fourth quarter of 1999.

The Company also faced the risk that one or more of its external suppliers of goods or services ("third party providers") would not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. During 1999, the Company completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company developed and forwarded a detailed questionnaire to such providers. As the responses to the questionnaires were received, the Company evaluated the overall Y2K readiness of its third party provider relationships. The Company did not experience any material problems with its third-party vendors which were related to the Year 2000 date change.

   Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995

Except for historical factual information set forth in this Management's Discussion and Analysis, certain statements made in this report are forward looking and contain information about financial results, economic conditions and other risks and known uncertainties. The Company cautions the reader that actual results could differ materially from those anticipated by the Company, depending upon the eventual outcome of certain factors, including: (1) heightened competition for new business, (2) significant changes in interest rates and (3) adverse regulatory changes affecting the business of insurance.

                             Accounting Developments

In February, 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share." The Statement establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding. The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, a company may disclose pro forma earnings per share amounts that would have resulted if it had applied the Statement in an earlier period. The Company adopted FAS 128 in its annual financial statements for the year ended December 31, 1997.

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

In December, 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3, effective January 1, 1999. Previously issued financial statements were required to be restated. The adoption of SOP 97-3 did not have a material impact on the Company's results of operations, liquidity or financial position.

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

General

FIC's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the sections entitled "Acquisition of ILCO" and "Investment of Assets" in Item 1 of this report and the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Operations - Investments".

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

The primary market risk to the Company's investment portfolio is interest rate risk. Since the Company own approximately 44.5% of the common stock of ILCO, the interest rate risk of ILCO's fixed income portfolio has an effect on the value of FIC's "investment in affiliate". The Company does not use derivative financial instruments.

Interest Rate Risk

a.   FIC's Fixed Income Investments

     Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $9.7 million at December 31, 1999 and $2.5 million at December 31, 1998. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale and (ii) short-term investments. The market value of such assets was $102.4 million at December 31, 1999 and $107.0 million at December 31, 1998.


     The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $27.3 million at December 31, 1999 and $33.9 million at December 31, 1998. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage- backed securities is estimated to be $1.9 million at December 31, 1999 and $1.2 million at December 31, 1998.

b.   FIC's Investment in Affiliate

     The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $6.3 million at December 31, 1999 and $4.6 million at December 31, 1998.


The hypothetical effect of the interest rate risk on fair values was estimated by applying a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.

Item 8.  Financial Statements and Supplementary Data

The following Financial Statements of the Registrant have been filed as part of this report:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 27, 2000.

2.   Consolidated Balance Sheets, as of December 31, 1999 and December 31, 1998.

3. Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

5. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Directors of the Registrant

The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors, other than Mr. Chacosky, were elected at the 1999 annual shareholders meeting. Mr.Chacosky was appointed as a director in January, 2000, to fill a vacancy created by an increase in the number of directors which was approved by the Board of Directors in January, 2000. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.

Name           Age        Since      Director and Other Information

John D.        57         1991       Director of FIC since 1991. Vice President,
Barnett                              Investment Professionals, Inc. from 1996 to
                                     present. Vice President, Investments of
                                     Prudential Securities from 1983 to 1996.

Charles K.     42         2000       Director and Vice President of FIC and ILCO
Chacosky                             since January, 2000.  Executive Vice
                                     President of FLIC since January, 2000.
                                     Executive Vice President of Investors-NA and Investors-IN since January, 2000.
                                     Senior Manager of PricewaterhouseCoopers,
                                     LLP from February, 1997 to December, 1999.
                                     Vice President of Germantown Life Insurance from February, 1995 to January, 1997.

Joseph F.      61         1992       Director of FIC since February 29, 1992.
Crowe                                Vice President of FIC from February 29,
                                     1992 to January 3, 1997. Vice President of
                                     ILCO from May 1991 to January, 1997.
                                     Director of ILCO from May, 1991 until
                                     September, 1997.  Director and Executive
                                     Vice President of Investors-NA and
                                     Investors-IN from June, 1991 to January,
                                     1997.  Director and Executive Vice
                                     President of FLIC from June, 1991 to
                                     January, 1997.

Name           Age        Since      Director and Other Information

Jeffrey H.      47        1995       Director of FIC since May, 1995.  Vice
Demgen                               President of FIC since August, 1996.  Vice
                                     President and Director of ILCO since
                                     August, 1996.  Director of FLIC since
                                     October, 1992.  Executive Vice President of
                                     FLIC since August, 1996.  Senior Vice
                                     President of FLIC from October, 1992 to
                                     August, 1996.  Executive Vice President and
                                     Director of Investors-NA since August,
                                     1996. Senior Vice President and Director of Investors-NA from October, 1992 to June, 1995. Executive Vice President and
                                     Director of Investors-IN since
                                     August, 1996.  Senior Vice President of
                                     Investors-IN from October, 1992 to
                                     June, 1995.

Theodore A.     60        1996       Vice President and Director of FIC since
Fleron                               August, 1996. Vice President and Director
                                     of ILCO since May, 1991. Assistant
                                     Secretary of ILCO since June, 1990.  Senior
                                     Vice President, General Counsel, Assistant
                                     Secretary and Director of Investors - NA and Investors-IN since July, 1992. Senior
                                     Vice President, General Counsel, Director and Assistant Secretary of FLIC since
                                     August, 1996.

James M.         56       1976       Vice President, Secretary, Treasurer and
Grace                                Director of FIC since 1976.  Vice President
                                     and Treasurer of ILCO since January, 1985.
                                     Executive Vice President, Treasurer and
                                     Director of Investors-IN since 1989.
                                     Executive Vice President and Treasurer of
                                     Investors-NA since 1989.  Director,
                                     Executive Vice President and Treasurer of
                                     FLIC since 1991.

Dale E. Mitte    65       1994       Director of FIC since 1994. Senior Vice
                                     President, Chief Underwriter and Director from January, 1993 to March 5, 1999 of
                                     Investors-NA and Investors-IN. Vice
                                     President and Chief Underwriter from
                                     June, 1991 to March 5, 1999 of FLIC.

Name           Age        Since      Director and Other Information

Roy F. Mitte    68        1976       Chairman of the Board, President and Chief
                                     Executive Office of FIC since 1976.
                                     Chairman of the Board, President and Chief
                                     Executive Officer of ILCO and Investors-IN since 1985. Chairman of the Board, President and Chief Executive Officer of
                                     Investors-NA since December, 1988.
                                     Chairman of ILG Securities Corporation
                                     since December 1988.  Chairman of the
                                     Board, President and Chief Executive
                                     Officer of FLIC since June, 1991.

Frank Parker    70        1994       Private investor.  Prior to June, 1997,
                                     President of Gateway Tugs, Inc. and Par-Tex
                                     Marine, Inc., both of which are located in Brownsville, Texas and were engaged in operating and chartering harbor and intracoastal tug boats. Director of FIC since May, 1994.

Eugene E.       57        1992       Vice President and Director of FIC since
Payne                                1992.  Vice President of ILCO since
                                     December, 1988 and Director since May,
                                     1989. Executive Vice President, Secretary and Director of Investors-NA since
                                     December, 1988. Executive Vice President since December, 1988 and Director since
                                     May, 1989 of Investors-IN.  Director,
                                     Executive Vice President and Secretary of
                                     FLIC since June, 1991.

Thomas C.       58        1996       Director of FIC since August, 1996.
Richmond                             Director of ILCO from March, 1994 to
                                     August, 1996.  Senior Vice President since
                                     January 1993 of Investors -NA  and
                                     Investors-IN.

Jerome H.       63        1998       President and Professor of Chemistry,
Supple                               Southwest Texas State University since
                                     April, 1989. Director of FIC since 1998.


The incumbent directors, other than Dr. Payne, have been nominated for submission to vote of the shareholders for reelection at the 2000 annual shareholders' meeting.

(b) Executive Officers of the Registrant

The following table sets forth the names and ages of the persons who served as the Registrant's Executive Officers during 1999 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

     Name                  Age              Positions and Offices

Roy F. Mitte               68               Chairman of the Board,
                                            President and Chief
                                            Executive Officer

James M. Grace             56               Vice President and Treasurer

Eugene E. Payne            57               Vice President and Secretary

Jeffrey H. Demgen          47               Vice President

In May, 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

(c)  Identification of certain significant employees

Not applicable.

(d)  Family relationships

Dale E. Mitte is Roy F. Mitte's brother.

(e)  Business experience

All of the executive officers of the Company are members of the Board of Directors, and their business experience has been outlined in Item 10 (a).

(f) Involvement in Certain Legal Proceedings

None.

(g)  Compliance with Section 16(a) of the Securities Exchange Act of 1934

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


Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5s were required, the Company believes that during the period from January 1, 1999 through December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, other than with respect to Mr. Parker, who filed a Form 5 in February, 2000, to report the transfer to him in February, 1998 of 2,000 shares of the Company's common stock upon the dissolution of his employer (Par-Tex Marine).

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the three other persons who were serving as executive officers of the Company at the end of 1999 and received cash compensation exceeding $100,000 during 1999:

                               Annual Compensation

                                                                                              Long Term
       Name and                                                                           Compensation Awards      All Other
       Principal                                                                             Stock Options         Compensa-
       Position            Year             Salary(1)           Bonus(3)      Other(2)            (Shares)              tion
Roy F. Mitte,
Chairman,                  1999            $ 503,500         $2,500,000         -0-                -0-                -0-
President and              1998              503,500          2,500,000         -0-                -0-                -0-
Chief Executive            1997              503,500          1,500,000         -0-                -0-                -0-
Officer
James M.                   1999              195,000             20,000         -0-                -0-                -0-
Grace, Vice                1998              195,000             25,000         -0-                -0-                -0-
President and              1997              195,000             40,000         -0-                -0-                -0-
Treasurer
Eugene E.                  1999              195,000             20,000         -0-                -0-                -0-
Payne, Vice                1998              195,000             20,000         -0-                -0-                -0-
President and              1997              195,000             40,000         -0-                -0-                -0-
Secretary
Jeffrey H.                 1999              150,000             20,000         -0-                -0-                -0-
Demgen, Vice               1998              145,384             15,000         -0-                -0-                -0-
President                  1997              117,884             30,000         -0-                -0-                -0-


(1) The salaries and bonuses set forth in the table were paid by ILCO, except that FIC and/or Family Life authorized payment of a portion of Mr. Mitte's salary in each of 1997, 1998 and 1999. The executive officers of FIC have also been executive officers of Family Life, the insurance subsidiary of FIC, and ILCO and its insurance subsidiaries. FIC and/or Family Life reimbursed ILCO (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of the executive officers' cash compensation and bonus for 1997, 1998 and 1999 (i) Mr. Mitte: $999,746, $1,111,821 and $1,111,821,
respectively; (ii) Mr. Grace: $68,150, $64,152 and $62,694, respectively; (iii) Dr. Payne: $68,150 , $61,447 and $61,447, respectively; and (iv) Mr. Demgen:
$66,548, $72,173 and $76,500, respectively.

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

(3) The data in this column represents the amount of annual bonus awarded. The bonuses for Mr. Grace, Dr. Payne and Mr. Demgen for the year 1997 represent amounts paid in 1997, but include the bonuses awarded with respect to the years 1996 and 1997. Dr. Payne elected to defer the amounts shown for 1997, 1998 and 1999 into the Company's Non-Qualified Deferred Compensation Plan. The Plan was established in 1997 to permit Mr. Grace and Dr. Payne to defer a portion of their compensation. Under the provisions of the Plan, contributions are invested on a money purchase basis and plan benefits are based on the value of the account at retirement or other distribution. In accordance with applicable tax law requirements, amounts allocated to the Plan are subject to the claims of general creditors of the Company.

Compensation of Directors

Directors who are not officers or employees of the Company are paid a $5,000 annual fee, and are compensated $1,000 for each regular or special meeting of the Board of Directors which they attend in person.

Members of Compensation Committee

The Compensation Committee makes recommendations to the Board of Directors with respect to the Chief Executive Officer's compensation. The members of the Compensation Committee are John D. Barnett, Frank Parker and Jerome H. Supple.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of March 15, 2000 as to all persons who, to the knowledge of the Registrant, were the beneficial owners of five percent (5%) or more of the common stock of the Registrant.

                                    Amount and Nature
Name and Address of                   of Beneficial                Percent
Beneficial Owner                        Ownership                  of Class

Roy F. Mitte,
Chairman of the Board,
President and Chief
Executive Officer,
701 Brazos
Suite 1400
Austin, Texas  78701                     1,552,206                 30.71 %

Family Life Insurance Company
701 Brazos Street
Suite 1400
Austin, Texas 78701                        272,000                  5.38 %

InterContinental Life
  Corporation
701 Brazos
Suite 1400
Austin, Texas  78701                       690,161 (1,3)           12.42 % (2)

Investors Life Insurance
  Company of North America
701 Brazos
Suite 1400
Austin, Texas  78701                       690,161 (1,3)           12.42 % (2)

Heartland Advisors, Inc.
790 North Milwaukee St.
Milwaukee, WI 53202                        500,100                  9.89 % (4)

Fidelity Management &
Research Company
82 Devonshire Street
Boston, MA 02109                           272,700                   5.39% (5)


(1) Of such shares, 145,500 shares are owned by Investors-NA, 44,250 shares are owned by Investors-IN, and 500,411 shares are issuable upon exercise of an option held by Investors- NA. Investors-NA is a direct subsidiary of ILCO. Investors-IN is a direct subsidiary of Investors-NA.

(2) Assumes that outstanding stock options or warrants held by non-affiliated persons have not been exercised and that outstanding stock options held by Investors-NA have been exercised.

(3) See Item 1. Business-Acquisition of Family Life for a description of the options granted to Investors-NA.

(4) As reported to the Company on a Schedule 13(G) filed by Heartland Advisors, Inc. ("Heartland"). According to the Schedule 13(G), the shares are held for various investment advisory accounts and the interest of one such account (Heartland Value Fund, a registered investment company) is more than 5% of the common stock of FIC. A Schedule 13(G) was filed on January 27, 1998, reporting beneficial ownership of 320,400 shares. A Schedule 13(G)/A was filed on January 21, 1999, reporting beneficial ownership of an additional 118,100 shares and a Schedule 13(G)/A was filed on January 12, 2000, reporting beneficial ownership of an additional 61,600 shares.

(5) As reported to the Company on a Schedule 13(G) filed on February 14, 2000, by FMR Corporation, the parent company of Fidelity Management & Research Company ("Fidelity") and Fidelity Management Trust Company. According to the Schedule 13(G) filing, Fidelity acts as investment advisor to the Fidelity Low-Priced Stock Fund, a registered investment company, and the Fund is the beneficial owner of 268,700 shares of FIC common stock. The
     Schedule 13(G) also states that Fidelity Management Trust Company is the beneficial owner of 4,000 shares of FIC common stock, as a result of its serving as investment manager of certain institutional accounts.

The following table contains information as of March 15, 2000 as to the common stock of the Registrant beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Registrant as a group. The information contained in the table has been obtained by the Registrant from each director and executive officer, except for the information known to the Registrant. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.

                           Amount and Nature of            Percent of
Name                       Beneficial Ownership             Class

John Barnett                       2,000                      *
Joseph F. Crowe                    1,500 (2)                  *
Charles K. Chacosky                  -0- (2)
Jeffrey H. Demgen                    -0- (2)
Theodore A. Fleron                   -0-
James M. Grace                     7,600 (2)                  *
Dale E. Mitte                      2,000                      *
Roy F. Mitte                   1,552,206 (1,2)              30.71%
Frank Parker                      12,000                      *
Eugene E. Payne                      -0-
Thomas C. Richmond                   -0-
 Jerome H. Supple                    200                      *

All Executive Officers,
and Directors as
a group (11 persons)           1,577,506 (1,2)              31.21%

 *       Less than 1%.

(1)  As of March  15,  2000,  Mr.  Mitte,  jointly  with his  wife  Joann,  owns
     1,552,206 common shares of Financial Industries Corporation ("FIC"). The holdings of Mr. Mitte of FIC's common stock constitutes 30.71% of the outstanding common stock of the Company. In addition, Mr. Mitte holds the position of Chairman, President and Chief Executive Officer of ILCO.

(2) No executive officer or director holds any options to acquire FIC common stock. Messrs. Roy Mitte, Grace, Payne, Demgen and Chacosky are executive officers and/or directors of ILCO and beneficially owned approximately 46.9 % of the outstanding shares of ILCO common stock as of March 15, 2000. Since FIC beneficially owns approximately 44.5% of ILCO's common stock, Mr. Roy Mitte's personal holdings are combined with FIC's holdings in determining the percentage of ILCO common stock beneficially owned by Mr. Mitte. ILCO beneficially owned 690,161 shares of FIC common stock (12.42% of outstanding shares, assuming the exercise of outstanding stock options held by an ILCO subsidiary) as of March 15, 2000.

Item 13.  Certain Relationships and Related Transactions

For the period January 1, 1999 to December 31, 1999, the Registrant reports the following information in accordance with the provisions of section 229.404 of the Regulations of the U.S. Securities and exchange Commission. Management believes that the transactions described herein were in the ordinary course of business and on terms as favorable to the Registrant and its subsidiaries as if the transactions had involved unaffiliated persons or organizations.

(a) Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies; Dr. Payne serves as Vice President, Secretary and Director of both companies; Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies. Mr. Roy Mitte holds beneficial ownership of 30.71% of the outstanding shares of the Company (see "Security Ownership of Certain Beneficial Owners").

(b) As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a Senior Loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9% of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

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

     In June, 1996, the provisions of the notes from Investors-NA to FIC, Family Life Corporation ("FLC") and Family Life Insurance Investment Company ("FLIIC") were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12% and (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

     In December, 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder (FIC). Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

(c) The data processing needs of ILCO's and FIC's insurance subsidiaries are provided to ILCO's and FIC's insurance subsidiaries by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Under the provisions of the data processing agreement FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $1,916,350 and ILCO's insurance subsidiaries paid $2,730,189 to FIC Computer for data processing services provided during 1999.

(d) In 1995, Family Life entered into a reinsurance agreement with Investors-NA pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co- insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

(e)  In  1996,   Family  Life  entered  into  a   reinsurance   agreement   with
     Investors-NA, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

(f) Mr. Crowe retired from active service with the Company in January, 1997 and served on the ILCO Board until October, 1997; he continues to serve on the Board of Directors of FIC. Following Mr. Crowe's retirement, the Company entered into a consulting agreement with him. Under the terms of the agreement, Mr. Crowe is to be available for periodic consultation on actuarial matters related to the operations of the life insurance companies. The agreement provide of a payment of $25,000 per year for a period of five-years.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents have been filed as part of this report:

1. Financial Statements (See Item 8)

ILCO Form 10-K as of December 31, 1997, 1998 and 1999 and the Financial Statements contained therein are hereby incorporated by reference.

The  following   consolidated   financial  statements  of  Financial  Industries
Corporation and Subsidiaries are included in Item 8:

Report of Independent Accountants

Consolidated Balance Sheets, September 31, 1999 and 1998

Consolidated Statements of Income, for years ended December 31, 1999, 1998 and 1997

Consolidated  Statements of Changes in
Shareholders' Equity, for the years ended
December 31, 1999, 1998 and 1997

Consolidated Statement of Cash Flows, for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

2. The following consolidated financial statement schedules of Financial Industries Corporation and Subsidiaries are included:

Schedule I-Summary of Investments
Other Than Investments in Related Parties

Schedule II - Condensed Financial Statements of Registrant

Schedule IV - Reinsurance


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.


3. Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits on Page Ex-1.


(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                       FORM 10-K--ITEM 14 (a) (1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


(1) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

     Report of Independent Accountants.......................................F-2

     Consolidated Balance Sheets,
     December 31, 1999 and 1998..............................................F-3

     Consolidated Statements of Income, for the
     years ended December 31, 1999, 1998 and 1997............................F-5

     Consolidated Statements of Changes in Shareholders'
     Equity for the years ended December 31, 1999, 1998 and 1997.............F-7

     Consolidated Statements of Cash Flows, for
     the years ended December 1999, 1998 and 1997...........................F-10

     Notes to Consolidated Financial Statements.............................F-12

(2) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included:

     Schedule I - Summary of Investments Other
     Than Investments in Related Parties....................................F-40

     Schedule II - Condensed Financial Statements of
     Registrant.............................................................F-41

     Schedule IV - Reinsurance..............................................F-44


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
Financial Industries Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page F-1 present fairly, in all material respects, the financial position of Financial Industries Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)
(1) on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Dallas, Texas
March 27, 2000

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        1999              1998
                                                            (in thousands)

ASSETS
Investments other than investments in affiliate:
Fixed maturities available for sale at
 market value (amortized cost of $78,252 and $76,727
 at December  31, 1999 and 1998)                      $  77,515     $  79,402
Equity securities at market (cost approximates $11
 at December 31, 1999 and 1998)                               4             4
Policy loans                                              3,595         3,155
Short-term investments                                   24,839        27,589
     Total investments                                  105,953       110,150
Cash and cash equivalents                                   692         2,601
Investment in affiliate                                  70,013        70,950
Accrued investment income                                 1,180         1,209
Agency advances and other receivables                     6,885         7,759
Reinsurance receivables                                  14,848        12,426
Due and deferred premiums                                12,392        12,181
Property and equipment, net                               1,355         1,758
Deferred policy acquisition costs                        52,490        48,510
Present value of future profits of
 acquired businesses                                     23,109        28,294
Other assets                                              4,758         5,392
Separate account assets                                     379           508
     Total Assets                                     $ 294,054     $ 301,738




              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                          December 31,
                                                   1999                1998
                                                        (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and contract
 holder deposit funds:
Future policy benefits                        $  59,783           $  60,069
Contract holder deposit funds                    44,681              45,128
Unearned premiums                                    14                  28
Other policy claims and benefits
 payable                                          4,282               4,582
                                                108,760             109,807
Subordinated notes payable to
 affiliate                                       41,497              47,645
Deferred federal income taxes                    23,222              23,984
Other liabilities                                 4,079               4,474
Separate account liabilities                        379                 508

Total Liabilities                               177,937             186,418
Commitments and Contingencies
 (See Notes 6, 8, 12, 14)
Shareholders' equity:

Common stock, $.20 par value,
 10,000,000 shares authorized;
 5,845,300 shares issued,
 5,054,661 outstanding in 1999 and 1998           1,169                1,169

Additional paid-in capital                        7,225                7,225
Accumulated other comprehensive
 income (loss)                                   (2,454)               5,898
Retained earnings                               117,552              108,403
                                                123,492              122,695
Common treasury stock, at cost,
 790,639 shares in 1999 and 1998                 (7,375)              (7,375)

Total Shareholders' Equity                      116,117              115,320

Total Liabilities and Shareholders' Equity    $ 294,054           $  301,738



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                      Year Ended December 31,

                                                    1999             1998           1997
                                                               (in thousands)

Revenues:
 Premiums                                       $  33,958        $  38,358        $  40,249
 Net investment income                              6,928            7,808            8,106
 Net realized gain on sale of real estate             629              -0-            4,548
 Earned insurance charges                           4,752            5,971            6,989
 Other                                              1,046            1,470            3,451
                                                   47,313           53,607           63,343
Benefits and expenses:
 Policyholder benefits and expenses                13,940           16,258           19,905
 Interest expense on contract holders
 deposit funds                                      1,903            2,374            2,596
 Amortization of present value of future
 profits of acquired businesses                     5,185            6,143            6,167
 Amortization of deferred policy
  acquisition costs                                 5,158            5,174            4,826
 Operating expenses                                11,740           11,822           12,755
 Interest expense                                   2,374            2,863            3,683
                                                   40,300           44,634           49,932
Income before federal income tax and
 equity in net earnings of affiliates               7,013            8,973           13,411
Provision for federal income taxes:
   Current                                            335              119            1,348
   Deferred                                           839            2,249            2,193

Income before equity in net earnings
 of affiliates                                      5,839            6,605            9,870
Equity in net earnings of affiliate,
 net of tax                                         3,310            2,613            6,458
Net Income                                      $   9,149        $   9,218        $  16,328

              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                 Years Ended December 31,
                                           1999            1998           1997
                                                       (in thousands)
Net Income Per Share (Note 15)
Basic:
Average weighted shares outstanding       5,055           5,383          5,428
Basic earnings per share              $    1.81       $    1.71      $    3.01
Diluted:
Common stock and common stock
 equivalents                              5,200           5,557          5,589
Diluted earnings per share            $    1.76       $    1.66      $    2.92





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                  Common Stock                  Additional
                                                                                 Paid-in
                                             Shares            Amount             Capital


Balance at December 31, 1996                  5,845           $ 1,169           $  7,225
Comprehensive Income:
  Net income
  Other Comprehensive Income:
   Change in net unrealized
    gain on investments
    in fixed maturities available
    for sale, net of tax
   Change in net unrealized appreciation
    of equity securities, net of tax
 Total Comprehensive Income
Balance at December 31, 1997                  5,845             1,169              7,225
Comprehensive Income:
  Net Income
Other Comprehensive Income:
   Change in net unrealized
    gain on investments in
    fixed maturities available
    for sale, net of tax
   Change in net unrealized
    depreciation of equity
    securities, net of tax
 Total Comprehensive Income
Balance at December 31, 1998                  5,845              1,169             7,225
Comprehensive Income
  Net Income
Other Comprehensive Income:
  Change in net unrealized loss on
    investments in fixed maturities
    available for sale, net of tax
  Change in net unrealized appreciation
    of equity securities, net of tax
 Total Comprehensive Income
Balance at December 31, 1999                  5,845            $  1,169         $  7,225



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                       Accumulated Other Comprehensive Income (Loss)

                                                                         Net Unrealized
                                                                         Gain (Loss) on
                                                  Net Unrealized         Investments in            Total
                                                  Appreciation           Fixed                     Accumulated
                                                  (Depreciation)         Maturities                Other
                                                  of Equity              Available for             Comprehensive
                                                  Securities             Sale                      Income (Loss)


Balance at December 31, 1996                       $   25                 $   1,220                  $  1,245
Comprehensive Income:
  Net Income
Other Comprehensive Income:
  Change in net unrealized gain on
    investments in fixed maturities
    available for sale, net of tax                                            5,440                     5,440
  Change in net unrealized
    appreciation of equity securities,
    net of tax                                          7                                                   7

 Total Comprehensive Income                             7                     5,440                     5,447

Balance at December 31, 1997                           32                     6,660                     6,692
Comprehensive Income:
  Net Income
Other Comprehensive Income:
  Change in net unrealized gain on
    investments in fixed maturities
    available for sale, net of tax                                             (760)                     (760)
  Change in net unrealized
    depreciation of equity securities, net
    of tax                                            (34)                                                (34)

 Total Comprehensive Income                           (34)                     (760)                     (794)

Balance at December 31, 1998                           (2)                    5,900                     5,898
Comprehensive Income:
  Net Income
Other Comprehensive Income:
  Change in net unrealized loss on
    investments in fixed maturities
    available for sale, net of tax                                           (8,354)                   (8,354)
  Change in net unrealized
    appreciation of equity securities,
    net of tax                                          2                                                   2

 Total Comprehensive Income                             2                    (8,354)                   (8,352)

Balance at December 31, 1999                       $    0                 $  (2,454)                 $ (2,454)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                Total
                                                                       Retained           Treasury           Shareholders'
                                                                       Earnings            Stock                Equity

Balance at December 31, 1996                                  $     82,857         $   (422)            $   92,074
Comprehensive Income:
  Net Income                                                        16,328                                  16,328
Other Comprehensive Income:
  Change in net unrealized gain on
  investments in fixed maturities
  available for sale, net of tax                                                                             5,440
  Change in net unrealized appreciation
     of equity securities, net of tax                                                                            7
 Total Comprehensive Income                                         16,328               -0-                21,775

Balance at December 31, 1997                                        99,185              (422)              113,849
Comprehensive Income:
  Net Income                                                         9,218                                   9,218
Other Comprehensive Income:
  Change in net unrealized gain on investments in
    fixed maturities available for sale, net of tax                                                           (760)
  Change in net unrealized depreciation of equity
    securities, net of tax                                                                                     (34)

 Total Comprehensive Income                                          9,218               -0-                 8,424
   Purchase of treasury stock                                          -0-            (6,953)               (6,953)
Balance at December 31, 1998                                       108,403            (7,375)              115,320
Comprehensive Income:
  Net Income                                                         9,149                                   9,149
Other Comprehensive Income:
  Change in net unrealized loss
   on investments in fixed
   maturities available for
   sale, net of tax                                                                                        (8,354)
  Change in net
unrealized
   appreciation of equity
    securities, net of tax                                                                                       2
 Total Comprehensive Income                                          9,149               -0-                   797

Balance at December 31, 1999                                  $    117,552       $  (7,375)            $   116,117



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year Ended December 31,
                                                     1999              1998            1997
                                                                   (in thousands)

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                      $   9,149           $   9,218         $  16,328
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of present value of future
profits of acquired business                         5,185              6,143             6,167
Amortization of deferred policy
acquisition costs                                    5,158              5,174             4,826
Equity in undistributed earnings of
affiliate                                           (5,654)            (4,965)           (9,323)
Changes in assets and liabilities:
Decrease (Increase) in accrued
investment income                                       29                (25)               49
Increase in agency advances and
other  receivables                                  (1,548)            (2,577)           (3,624)
Increase in due premiums                              (211)            (1,095)             (435)
Increase in deferred policy acquisition
costs                                               (9,138)            (8,562)           (8,615)
Decrease (increase) in other assets                    634                954              (640)
(Decrease) increase in policy liabilities and
accruals                                            (1,047)               111             3,629
Decrease in other liabilities                         (395)              (406)           (6,368)
(Decrease) increase in deferred federal
income taxes                                          (762)             2,353             3,679
Other, net                                           1,172               (373)           (1,482)
Net cash provided by operating activities       $    2,572          $   5,950        $    4,191

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued


                                                                     Year Ended December 31,
                                                         1999                1998                  1997
                                                                          (in thousands)

CASH FLOWS FROM INVESTING
ACTIVITIES

Fixed maturities purchased                         $  (19,557)         $   (14,082)           $   (4,056)
Proceeds from sales and maturities of
 fixed maturities                                      18,071               16,473                 7,998
Net decrease (increase) in short-term                   2,750                6,886                (8,860)
investments
Purchase & retirement of property
 and equipment                                            403                  (34)                7,075
Net cash provided by investing activities               1,667                9,243                 2,157

CASH FLOW FROM FINANCING
 ACTIVITIES
Repayment of subordinated notes payable                (6,148)              (6,147)               (6,148)

Purchase of treasury stock.                               -0-               (6,953)
Net cash used in financing activities                  (6,148)             (13,100)               (6,148)
Net increase (decrease) in cash                        (1,909)               2,093                   200
Cash and cash equivalents, beginning of                 2,601                  508                   308
year
Cash and cash equivalents, end of year             $      692          $     2,601            $      508
Supplemental Cash Flow Disclosures:
Income taxes paid                                  $      485          $     1,184            $      150
Interest paid                                      $    2,621          $     2,935            $    3,677



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

Principles of Consolidation

The consolidated financial statements include the accounts of FIC and its wholly-owned subsidiaries at December 31, 1999. The more significant subsidiaries are: Family Life Corporation (FLC), Family Life Insurance Company (Family Life), FIC Realty Services, Inc. (FIC Realty) and FIC Property Management, Inc. (FIC-Property). The Company's approximate 45% investment in InterContinental Life Corporation (ILCO) is presented using the equity method of accounting.

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

Premiums and discounts on collateralized mortgage obligations (CMOs) are amortized over the estimated redemption period as opposed to the stated maturity. An adjustment to the investment and investment income is recorded on a retrospective basis to reflect the amounts that would have existed had the new effective yield been applied since the acquisition of the CMOs. The Company endeavors to minimize the portfolio's exposure to interest rate changes inherent in interest-sensitive products by selecting and selling investments so that diversity, maturity and liquidity factors approximate the duration of related policyholder liabilities.

Equity securities are carried at market value. Unrealized gains and losses on equity securities, net of deferred income taxes, if applicable, are reflected directly in shareholders' equity as a component of other comprehensive income. Policy loans represent unpaid balances and do not exceed the cash surrender value of the related policies.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Sale of Real Estate

Prior to December, 1999, FIC owned several parcels of real estate in Jackson, Mississippi, adjacent to an office building which formerly served as the headquarters of Standard Life Insurance Company (the "Standard Life Building"). The Standard Life Building was owned by Investors-NA. This building is 68 years old and contains approximately 85,000 square feet (65,000 net rentable square feet) of office space. On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and Financial Industries Corporation ("FIC") sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors-NA intends to claim an income tax deduction of its upcoming tax return for the donation of the Standard Life Building, which has an appraised value at December 15, 1999 of approximately $3,050,000. The donation and sale transaction referenced above resulted in a net gain (GAAP basis) of $992,494 for ILCO and $408,664 for FIC (or a combined total of $1,401,158).

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. Both methods are presented on the face of the income statement.

New Accounting Pronouncements

In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously prescribed by Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." The Statement establishes two measures of earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding.

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ended December 31, 1997.

In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company has adopted SFAS 130 for the year ended December 31, 1998 and has restated financial statement presentation for 1997 as required by this pronouncement.

In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, SFAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company adopted SFAS 131 for the year ended December 31, 1998. As described in Note 1, the Company is principally engaged, through its subsidiaries, in administering existing portfolios of individual life insurance and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through an exclusive career agency system. Management considers the Company's insurance operations to constitute one reportable segment. Premium revenues for traditional insurance products and earned insurance charges on universal life and annuity products are presented in the accompanying consolidated statements of income. No single customer accounts for 10% or more of the Company's revenue. The Company has no foreign operations.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


In February, 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. SFAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted SFAS 132 for the year ended December 31, 1998, and restated disclosures for 1997 as required by this pronouncement.

In December, 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of this SOP did not have a material impact on the Company's financial statements.

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by FAS No 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No 133". As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 is not anticipated to have a material impact on the Company's results of operations, liquidity or financial position

Reclassification

Certain prior years' amounts have been reclassified to conform with the 1999 presentation.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Investments

Fixed Maturities

Investments in fixed maturities by category at December 31, 1999 and 1998, respectively, were as follows (in thousands):


                                                                      Gross              Gross
                                                 Amortized          Unrealized         Unrealized           Market
                                                   Cost               Gains              Losses             Value

U.S. Treasury securities and
obligations of U.S. government
agencies and corporations                    $     8,938         $       326      $           0     $       9,264

States, municipalities and
political subdivisions                             4,972                 109                  0             5,081

Corporate securities                              36,795                  25                944            35,876

Mortgage-backed securities                        27,547                 137                390            27,294

Total fixed maturities available
for sale                                      $   78,252         $       597       $      1,334       $    77,515




                                                                      Gross               Gross
                                                 Amortized          Unrealized         Unrealized           Market
                                                   Cost               Gains              Losses             Value

U.S. Treasury securities and
obligations of U.S. government
agencies and corporations                     $     16,125       $     1,014       $          0       $     17,139
States, municipalities and
political subdivisions                               2,990               107                  0              3,097
Corporate securities                                24,499               783                  4             25,278
Mortgage-backed securities                          33,113               778                  3             33,888
Total fixed maturities available
for sale                                      $     76,727       $     2,682       $          7       $     79,402

The amounts of unrealized gains and losses reflected in the balance sheet in accumulated other comprehensive income have been reduced by estimated deferred tax expense (benefit) in the amount of $(258,000) and $937,000 in 1999 and 1998, respectively. The adjustment is made to recognize deferred taxes on the net unrealized gain (loss). Additional deferred tax expense (benefit) of $(149,000) and $313,000 in 1999 and 1998, respectively, have been provided with respect to the Company's portion of ILCO's unrealized appreciation or depreciation in marketable securities.

The amortized value and market value of fixed maturities at December 31, 1999 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized          Market
                                                      Value             Value
                                                          (in thousands)

Due in one year                                  $    9,664        $     9,655
Due after one year through five years                16,065             15,696
Due after five years through ten years                8,579              8,448
Due after ten years                                  16,397             16,422
Mortgage-backed securities                           27,547             27,294
Total fixed maturities available for
sale                                             $   78,252        $    77,515

To reduce the exposure to market rate changes, portfolio investments are selected so that diversity, maturity, and liquidity factors approximate the duration of associated policyholder liabilities.

Proceeds from maturities of investments in fixed maturities during 1999, 1998 and 1997 were $18,071,000, $16,473,000 and $7,998,000, respectively. There were gains of $4,739 and losses of $0 in 1999 and gains of $5,916 and losses of $16,437 in 1998 and gains of $23,000 and losses of $0 in 1997.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 1999, 1998 and 1997. The following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes which are reflected in accumulated other comprehensive income for the periods presented:

The unrealized gains and losses include the Company's portion of its percentage ownership of ILCO. The amounts included in the total below is $(9,440,000), $(1,044,000) and $6,433,000 for 1999, 1998 and 1997, respectively.

Change in Unrealized Gains
 (Losses) on Investments                  1999            1998           1997
                                                     (in thousands)

Fixed maturities                    $  (12,852)      $  (1,170)     $    8,369
Equity securities                            2             (52)             11
                                       (12,850)         (1,222)          8,380
Deferred federal income taxes           (4,498)           (428)          2,933
Net change in unrealized gains
 (losses) on investments            $   (8,352)      $    (794)     $    5,447

The following table sets forth the reclassification adjustments required for the years ended December 31, 1999, 1998 and 1997:

Reclassification Adjustments              1999            1998            1997
                                                     (in thousands)

Unrealized holding gains (losses)
 on investments arising
 during the period                   $  (8,357)      $    (790)     $    5,432
Reclassification adjustments
 for gains included in
 net income                                  5              (4)             15
Unrealized gains (losses) on
 investments, net of
 reclassification adjustment         $  (8,352)      $     (794)    $    5,447

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Net Investment Income

The components of net investment income are summarized as follows:
                                                    Year ended December 31,
                                          1999            1998            1997
                                                       (in thousands)

Fixed maturities                     $   5,221      $     5,792     $     5,853
Other, including short-term
  investments and policy loans           1,756            2,080           2,336
                                         6,977            7,872           8,189
Investment expenses                        (49)             (64)            (83)
Net investment income                $   6,928      $     7,808     $     8,106

There were no impairments in the value of investments in 1999, 1998 or 1997, which were considered other than temporary.

3.        Disclosure about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, 1999 are as follows:
                                                  Carrying           Fair
                                                   Amount            Value
                                                       (in thousands)

Financial assets:
     Fixed maturities                             $ 77,515         $ 77,515
     Policy loans                                    3,595            3,595
     Short-term investments                         24,839           24,839
     Cash and cash equivalents                         692              692
Financial liabilities:
      Subordinated notes payable to
       affiliate                                    41,497           41,497

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4. Investment in InterContinental Life Corporation

The Company carries its investment in ILCO on the equity method of accounting. At December 31, 1999 excess of cost over net assets acquired of $1,686,000, net of accumulated amortization of $1,644,000, is included in investment in affiliate. At December 31, 1998, these amounts were $1,686,000 and $1,544,000, respectively. Amortization of this excess is reflected in equity in net earnings of affiliate. ILCO is primarily engaged in the sale and administration of life insurance products through its insurance subsidiaries, Investors Life Insurance Company of North America (Investors-NA) and Investors Life Insurance Company of Indiana (Investors-IN). Summarized financial information for ILCO is set forth below:

         Balance sheet information:                  1999                 1998
                                                            (in thousands)

Investments                                     $    678,814        $    702,086
Deferred policy acquisition costs and
 present value of future profits                      75,429              75,619
Other assets                                         566,956             572,543
     Total Assets                               $  1,321,199        $  1,350,248
Policy liabilities and contract holder
 deposit funds                                  $    675,831        $    694,351
Other liabilities                                    493,677             501,662
Total liabilities                                  1,169,508           1,196,013
Common stock, additional paid-in
  capital and retained earnings                      155,403             142,664

Accumulated other comprehensive
income                                               (3,712)              11,571

Shareholders' equity                                 151,691             154,235

Total liabilities and shareholders' equity      $  1,321,199        $  1,350,248

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

  Results of Operations:               1999             1998             1997
                                                   (in thousands)

Premium income                    $    11,132        $  10,890         $  11,031
Net investment income                  49,913           54,619            57,740
Gain on sale of real estate               112              -0-            14,630
Earned insurance charges               40,447           41,067            40,853
Benefits and expenses                  85,466           91,876            96,081
Net income                             12,765           11,119            20,540
Basic earnings per share           $     1.45        $    1.27         $    2.37
Diluted earnings per share         $     1.45        $    1.25         $    2.35

Total market value basis of the Company's investment in ILCO approximated $36,377,401 and $39,326,920 at December 31, 1999 and 1998, respectively. FIC directly or indirectly owns 3,932,692 shares (approximately 45%) of ILCO's outstanding common stock at December 31, 1999, 1998 and 1997.

In January 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 16, 1998, FIC owned, directly and indirectly through Family Life, approximately 45% of the outstanding shares of ILCO's common stock. Prior to October 1, 1998, FIC held options to acquire up to 1,702,155 additional shares of ILCO Common Stock. As a result of the final repayment on ILCO's Senior Loan on September 30, 1998, FIC's options to acquire shares of ILCO's Common Stock expired.

The amount of net realized gains included in net earnings of ILCO is $1,289,000, $642,000 and $9,623,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

5.  Acquisition of Business

In 1991, the Company acquired Family Life, a Washington domiciled life insurance company, from Merrill Lynch Insurance Group, Inc. Present value of future profits of $87,726,000 was recorded as a result of the purchase.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

An analysis of the present value of future profits follows:

                                                    1999              1998
                                                       (in thousands)

Balance at beginning of year                  $   28,294          $   34,437
Accretion of interest                              2,154               2,667
Amortization during the period                    (7,339)             (8,810)
Present value of future profits at
December 31                                   $   23,109          $   28,294

Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

                                  2000 $ 5,784
                                  2001 $ 4,426
                                  2002 $ 3,158
                                  2003 $ 2,459
                                  2004 $ 1,915

At purchase, the present value of future profits was calculated using a discount rate of approximately 15%. Interest is accredited on the unamortized portion at approximately 8.5%.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.  Subordinated Notes Payable

Following is a summary of outstanding debt at December 31:

                                                   1999                 1998
                                                        (in thousands)

Subordinated senior notes payable to
Investors-NA beginning with a
$1,125,000 payment on December 12,
1996 and each subsequent quarter
through September 12, 2001.
Interest is payable on a quarterly
basis at 11%                                     $ 7,875             $ 12,375

Subordinated notes payable to Investors-NA
beginning with a $223,856 payment on
December 12, 1996 and each subsequent
quarter through September 12, 2001.
Interest is payable on a quarterly basis
at 12%                                              1,567               2,463

Subordinated notes payable to Investors-NA
beginning with a $188,071 payment on
December 12, 1996 and each subsequent
quarter through September 12, 2001, a
payment of $1,536,927 on December 12,
2001 and each subsequent quarter through
June 12, 2006 with a final payment of
$1,536,967 on September 12, 2006. Interest
is payable on a quarterly basis at 9%              32,055              32,807

Total subordinated notes payable                 $ 41,497            $ 47,645

The obligors are allowed to prepay the Investors-NA Subordinated Loans, in whole or in part, without premium or penalty. The Investors-NA Subordinated Loans were subordinated to the Senior Loan and now constitute a lien on the Pledged Collateral. Repayment of the Investors-NA Subordinated Loans is also guaranteed by the Company.

Aggregate maturities of the Subordinated Notes Payable are as follows:
                                    (in thousands)

                                    2000              $6,148
                                    2001               6,148
                                    2002               6,148
                                    2003               6,148
                                    2004               6,148
                           Thereafter                 10,757
                                                     $41,497

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.  Income Taxes

The Company files a consolidated federal income tax return with its non-life subsidiaries. The Company's life insurance subsidiary files a separate federal income tax return.

The U.S. federal income tax provision (benefit) charged to continuing operations was as follows:
                                        1999           1998          1997
                                                   (in thousands)

Current                              $   335        $   119       $ 1,348
Deferred                                 839          2,249         2,193
Total provision for
 income tax                          $ 1,174        $ 2,368       $ 3,541

The provision for income taxes is less than the amount of income tax determined by applying the U.S. statutory income tax rate of 35% to pre-tax income from continuing operations as a result of the following differences: 1999 1998 1997 (in thousands)

Income taxes at the statutory rate   $  2,454       $ 3,141       $ 4,694
Increase (decrease) in taxes
 resulting from:
  Small life insurance company
   deduction                             (608)         (238)         (499)
  Dividends received deduction           (526)         (586)         (649)
   Tax rate differential                  (70)          (90)         (135)
   Non-deductible compensation             17            38           -0-
   Other items, net                       (93)          103           130
Total provision for income taxes    $   1,174       $ 2,368       $ 3,541

Provision has not been made for state and foreign income tax expense since this expense is minimal. Premium taxes are paid to various states where premium revenue is earned. Premium taxes are included in the statement of income as operating expenses.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:


   Deferred tax liability:                         1999                1998
                                                       (in thousands)

Equity in net earnings of affiliate            $   4,815          $   4,414
Excess pension benefit                               436                436
Deferred policy acquisition costs                 14,582             13,072
Present value of future profits                    7,798              8,221
Guaranty fund assessments                            219                388
Deferred and uncollected premium                   4,213              4,141
Unrealized (depreciation) appreciation
on marketable securities                            (406)             1,250

Other taxable temporary differences                4,927              5,314

       Total deferred tax liability               36,584             37,236

Deferred tax asset:
Policy reserves                                   11,397             12,123
Net operating loss carry forward                   1,785                957
Alternative minimum tax credit                       122                114
Accrued liabilities                                   58                 58

      Total deferred tax assets, net              13,362             13,252

      Net deferred tax liability                $ 23,222           $ 23,984

An additional deferred federal income (asset) liability of $(1,656,000) and $(97,000) for 1999 and 1998, respectively, have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the balance of the deferred tax liability. This increase or decrease in deferred tax liability has been recorded as reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense, included in net income from operations.

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

The amount remaining under this agreement that had not yet been approved for transfer to Merrill Lynch was $116,070 and $115,524 at December 31, 1999 and 1998, respectively.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The amounts in the consolidated financial statements for reinsurance ceded are as follows:

                                                        December 31,
                                         1999             1998         1997
                                                     (in thousands)

Future policy benefits                $ 14,512         $ 11,950       $   9,765
Unearned premiums                           46               28              90
Other policy claims and benefits
payable                                    290              448           1,279
                                      $ 14,848         $ 12,426       $  11,134

                                                   For the years ended
                                         1999            1998           1997
                                                     (in thousands)

Premiums                              $  1,091         $  1,419        $  1,112
Policyholder benefits and expenses    $  2,260         $  2,479        $  1,697

Estimated amounts recoverable from reinsurers on paid claims were $32,243 and $4,603 in 1999 and 1998, respectively. These amounts were included in other receivables in the consolidated financial statements at December 31, 1999 and 1998.

9.  Shareholders' Equity

The Company's ability to pay dividends to its shareholders is affected, in part, by receipt of dividends from Family Life and ILCO.

Family Life is domiciled in the state of Washington. Under current Washington law any proposed payment of dividends or distribution by the insurance subsidiary which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations, is called an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner.

Effective July 25, 1993 Washington amended its insurance code to retain the "greater of" standard but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that dividends may be paid only from earned surplus. Family Life does not presently have earned surplus as defined by the regulations adopted by the

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Washington Insurance Commissioner and, therefore, is not presently permitted to pay cash dividends.

However, the Company does not directly own its life insurance subsidiary's stock, but instead indirectly owns that stock through a downstream holding company, FLC, whose ability to pay dividends to the Company is significantly limited by some of the subordinated notes referred to in Note 6 during the terms of those loans. Consolidated net assets FLC aggregated approximately $64,235,000 and $54,514,000 at December 31, 1999 and 1998, respectively.

The ability of ILCO to pay dividends to the Company and the other shareholders of ILCO is affected by receipt of dividends from its insurance subsidiaries, which are generally limited by law to the greater of their net income for the prior year or 10% of capital and surplus.

Capital and surplus of Family Life as reported to insurance regulators and as determined in accordance with statutory accounting practices prescribed or permitted by the state of Washington aggregates approximately $26,874,275 and $30,294,446 at December 31, 1999 and 1998, respectively. Statutory net income aggregated approximately $6,703,705, $10,473,492 and $13,302,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The  Company  employed  no  permitted   statutory   accounting   practices  that
individually or in the aggregate materially affected statutory surplus or risk-based capital at December 31, 1999 or 1998.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. The Company has not estimated the potential effect of the Codification guidance on statutory net income and statutory capital and surplus. However, the actual effect of adoption could differ as changes are made to the Codification guidance, prior to its recommended effective date of January 1, 2001.

10. Options

In connection with the subordinated senior notes and subordinated notes payable to Investors-NA, Investors-NA was granted non-transferrable options to purchase, in amounts proportionate to their respective loans, up to a total of 9.9% of the common shares of FIC. The option price is $2.10 per share (adjusted to reflect the five-for-one stock split in 1996), equivalent to the then current market price, subject to adjustment to prevent the effect of dilution. The options expire at the time of final repayment of each of the respective loans.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The pension costs for the plan includes the following components:
                                                1999         1998         1997
                                                         (in thousands)

Service cost for benefits earned
 during the year                           $     52       $    59      $   88

Interest cost on projected benefit
 obligation                                     500           452         509

Expected return on plan assets                 (535)         (633)       (719)

Pension benefit                            $     17       $  (122)     $ (122)

The following summarizes the  status of the plan at December 31:
                                                     1999           1998
                                                       (in thousands)

Change in benefit obligation:
  Benefit obligation at beginning of year         $   7,690       $   6,683
   Service cost                                          52              59
   Interest cost                                        500             452
   Benefits paid                                     (1,581)           (897)
   (Gain)/Loss due to change in assumptions               0             525
   (Gain)/Loss due to experience                         18             868
 Benefit obligation at end of year                $   6,679       $   7,690

Change in plan assets:
Fair value of plan assets at beginning of year    $   7,721       $   8,361
 Actual return on plan assets                           212             495
 Benefits paid                                       (1,581)           (898)

Fair value of plan assets at end of year          $   6,352       $   7,958

Funded Status:
 Funded status at end of year                     $    (327)      $     268
 Unrecognized actuarial net (gain) loss               2,143           1,564
Prepaid pension expense at end of year            $   1,816       $   1,832

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The significant assumptions for the plans are as follows:

The discount rate for projected benefit obligations was 7.25%, 7.25% and 7.75% for the years ended December 31, 1999, 1998 and 1997, respectively.

The assumed long-term rate of compensation increases was 5.0%, 5.0% and 6.0% for the years ended December 31, 1999, 1998 and 1997, respectively.

The assumed long-term rate of return on plan assets was 8.0% for the years ended December 31, 1999, 1998 and 1997.

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

Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP into the 401(k) Plan. In connection with the merger, certain features under the ESOP were preserved for the benefit of employees previously participating in the ESOP with regard to all benefits accrued under the ESOP through the date of merger.

Stock Option Plans

In 1984, the Company's shareholders adopted a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 1999, no options had been granted under this plan.

12. Leases

Family Life occupies office facilities under lease agreements with unrelated third parties which expire over the next year. Certain office space leases may be renewed at the option of the Company.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Rent  expense  in  1999,  1998  and 1997 was  $591,947,  $628,979  and  $781,104
respectively. Minimum annual rentals are as follows:

                               (in thousands)
                               2000     $   478
                               2001         471
                               2002         320
                               2003          19
                               2004         -0-
                           Thereafte       - 0-
                           Total        $ 1,288

13. Related Party Transactions

The obligations of ILCO under the ILCO Senior Loan were guaranteed by FIC. FIC presently owns 3,932,692 shares of ILCO Common Stock, constituting 44.5% of such shares outstanding. The current Senior Loan of ILCO was fully repaid on September 30, 1998. Accordingly FIC's rights under the 1986 option agreement expired on September 30, 1998.

FIC Property, a subsidiary of FIC, conducted the leasing activities for the Bridgepoint Square properties previously owned by Investors-NA. In connection with the December, 1997 sale of Bridgepoint Square Offices by Investors-NA and Family Life Insurance Company, FIC Realty received a commission in the amount of $156,000, of which $122,538 was paid by Investors-NA and $33,462 by Family Life.

As part of the financing arrangement for the acquisition of Family Life, a $22.5 million loan was made by Investors-NA to FLC, a subsidiary of FIC, and a $2.5 million loan was made by Investors Life Insurance Company of California (Investors-CA), which was merged into Investors-NA in 1992, to FIC. In addition to the interest provided under those loans, Investors- NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9% of shares of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the FIC's five-for-one stock split, which was effective November 12, 1996, the option price is currently $2.10 per share. The options originally were to expire on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


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

As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12% and (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note $1,977,119 is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

In December, 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder, FIC. Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

FIC was  reimbursed by ILCO for rental  expense and certain other  miscellaneous
expenses   incurred   during  1997  on  behalf  of  ILCO.  The  amount  of  such reimbursement was approximately $822,000.

Data processing services are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $1,916,350, $1,610,397 and $824,425 and ILCO's insurance subsidiaries paid $2,730,189, $2,818,095 and $3,010,110 to FIC Computer for data processing services provided during 1999, 1998 and 1997, respectively.

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

Pursuant to a Service Agreement between Family Life and Investors NA, the Company reimbursed Investors NA for certain operating expenses incurred on behalf of FLIC totaling approximately $13 million, $11 million, and $14 million in 1999, 1998 and 1997, respectively.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15. Net Income Per Share
    (in thousands except per share data)

The following table reflects the calculation of basic and diluted earnings per share:


                                                             December  31,
                                                      1999               1998            1997
                                           (Amounts in  thousands,  except per share amounts)

Basic:
  Net income available to common
  shareholders                                   $    9,149        $    9,218        $   16,328
  Average weighted common stock
   outstanding                                        5,055             5,383             5,428
  Basic earnings per share                       $     1.81        $     1.71        $     3.01
Diluted:
  Net income available to common
shareholders                                     $    9,149        $     9,218       $   16,328
  Average weighted common stock
outstanding                                           5,055              5,383            5,428
  Common stock options                                  277                293              293
  Effect of shares of ILCO owns of FIC                  (85)               (85)             (86)
  Repurchase of treasury stock                          (47)               (34)             (46)
Common stock and common stock
equivalents                                           5,200              5,557            5,589
  Diluted earnings per share                     $     1.76        $      1.66       $    2.92

16. Business Concentration

The Company's insurance subsidiary, Family Life provides mortgage protection life, disability and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes a significant number of these financial institutions provide Family Life with customer lists. In 1999, premium income from these products was derived from forty-nine states with concentrations of approximately 25% and 25% in California and Texas, respectively. In 1998, these amounts were 24% and 25%, respectively.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



17. Quarterly Financial Data (unaudited)(in thousands, except per share data)

                                                             Three Months                     Three Months
                                                                 Ended                            Ended
                                                               March 31,                         June 30,

                                                           1999              1998              1999            1998
Total revenues                                          $ 12,115          $ 13,476         $  12,308         $ 14,028
Net income                                              $  2,268          $  2,333         $   1,801         $  2,493
Basic earnings per share                                $   0.45          $   0.43         $    0.36         $   0.46
Diluted earnings per share                              $   0.44          $   0.42         $    0.35         $   0.44

                                                            Three Months                    Three Months
                                                                 Ended                          Ended
                                                            September 30,                  December 31,
                                                           1999              1998              1999             1998

Total revenues                                          $  11,721         $  13,461        $   11,169        $ 12,642
Net income                                              $   2,476         $   2,153        $    2,604        $  2,240
Basic earnings per share                                $    0.49         $    0.40        $     0.52        $   0.43
Diluted earnings per share                              $    0.48         $    0.38        $     0.50        $   0.41


18.  Subsequent Events

On January 18, 2000, FIC announced that it will pay a cash dividend in the amount of $.18 per share, payable on April 12, 2000 to shareholders of record on April 5, 2000.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                 SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES


                                                      December 31, 1999
                                                         (in thousands)

Column A                                          Column B              Column C            Column D

                                                                                         Amount Shown on
Type of Investment                              Amortized Cost        Fair Value        the Balance Sheet

Fixed Maturities Available for Sale:
  Bonds:
  United States Government and
    government agencies and authorities       $     8,938         $     9,264          $     9,264
  States, municipalities and political
    subdivisions                                    4,972               5,081                5,081
Corporate securities                               36,795              35,876               35,876
Mortgage-backed securities                         27,547              27,294               27,294
     Total fixed maturities                        78,252              77,515               77,515
Equity securities:
  Common Stocks
  Industrial and miscellaneous other                   11                   4                    4
     Total equity securities
Policy loans                                        3,595               3,595                3,595
Short -term investments                            24,839              24,839               24,839
     Total investments                           $106,697            $105,953             $105,953

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                 BALANCE SHEETS
                                                            December 31,
                                                       1999               1998
         ASSETS                                            (in thousands)

Cash and cash equivalents                       $        70        $       55
Short-term investments                                1,037                57
Long-term bonds                                          16                16
Investments in subsidiaries*                        130,399           131,333
Property and equipment, net                             105               509
Other assets                                            965               968
Accounts receivable                                     100               126

  Total assets                                  $   132,692        $  133,064

         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Subordinated notes payable                    $     5,748        $    6,742
  Other liabilities and intercompany payables         5,761             5,936

   Total liabilities                                 11,509            12,678

Shareholders' equity
  Common stock, $.20 par value,
  10,000,000 shares authorized;
  5,845,300 shares issued, 5,054,661
  shares outstanding in 1999 and 1998
                                                      1,169              1,169
Additional paid-in capital                            7,225              7,225

Accumulated other comprehensive income               (2,454)             5,898
Retained earnings (including $115,363
 and $106,037 of undistributed earnings
 of subsidiaries at December 31, 1999
 and 1998)                                          117,552            108,403
                                                    123,492            122,695
Common treasury stock, at cost, 518,639
 shares in 1999 and
 1998 respectively                                   (2,309)            (2,309)

Total shareholders' equity                          121,183            120,386

Total liabilities and shareholders' equity      $   132,692         $  133,064

* $62,144 and $60,383 are eliminated in consolidation in 1999 and 1998, respectively.

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,
                              STATEMENTS OF INCOME
                               FOR THE YEARS ENDED
                                                       December 31,
                                                     (in thousands)
                                        1999           1998           1997

Income                             $    629    $         89      $   1,375

Expenses:
Operating expenses                      193             436          1,136
Interest expense*                       613             769            869
                                        806           1,205          2,005
Loss from operations                   (177)         (1,116)          (630)
Equity in undistributed
 earnings from subsidiaries           9,326          10,334         16,958
Net income                         $  9,149      $    9,218       $ 16,328


*In consolidation, $282 is reported as a reduction in equity in earnings of unconsolidated subsidiary.

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                            STATEMENTS OF CASH FLOWS


                                                                      FOR THE YEARS ENDED
                                                                          December 31,
                                                                        (in thousands)
                                                           1999             1998            1997

  CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                               $ 9,149       $   9,218        $  16,328
Adjustments to reconcile net income to net
 cash used in operating activities:
  Decrease (increase) in accounts receivables                 26             (49)             (20)
  Increase in investment in subsidiaries*                 (7,418)        (14,837)         (21,024)
  Decrease in other assets                                     3              50               68
  (Decrease) increase in other liabilities and
    intercompany payables                                   (175)          3,111             (980)
  Other                                                      404             (35)           5,702
  Net cash provided by (used in) operating
    activities                                             1,989          (2,542)              74
CASH FLOWS FROM FINANCING
ACTIVITIES
Net change in short-term investments                        (980)          1,046              823
Change in subordinated notes payable
   to Investors-NA                                          (994)          3,384             (895)

Purchase of treasury stock                                   -0-          (1,887)               0
 Net cash provided by (used in) financing
   activities                                            (1,974)           2,543              (72)
 Increase in cash                                            15                1                2
Cash and cash equivalents, beginning of year                 55               54               52
Cash and cash equivalents, end of year                   $   70        $      55        $      54

*Eliminated in consolidation

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             SCHEDULE IV-REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                                 (in thousands)



                                                           Ceded to            Assumed                           Percentage
                                         Direct              Other           From Other            Net            of Amount
                                         Amount            Companies          Companies           Amount           Assumed

1999
Life Insurance in-
 force                              $  7,406,486        $   520,319          $    5,787      $  6,891,954            0.08%
Premium:
Life insurance                      $     34,378        $       573          $       48      $     33,853            0.14%
Accident-health
 insurance                                   623                518                 -0-               105            0.00%
Total                               $     35,001        $     1,091          $       48      $     33,958            0.14%
1998
Life Insurance in-
 force                              $  7,755,545        $   440,270          $    6,159      $  7,321,434            0.08%
Premium:
Life insurance                      $     38,908        $       769          $       60      $     38,199            0.16%
Accident-health
 insurance                                   809                650                 -0-               159            0.00%
Total                               $     39,717        $     1,419          $       60      $     38,358            0.16%
1997
Life insurance in-
 force                              $  7,809,531        $   403,600          $    6,663      $  7,412,594            0.09%
Premium:
Life insurance                      $     40,333        $       704          $       94      $     39,723            0.24%
Accident-health
 insurance                                   934                408                 -0-               526            0.00%
Total                               $     41,267       $      1,112          $       94      $     40,249            0.23%

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

/s/ Roy F. Mitte                                   /s/ James M. Grace
Roy F. Mitte, Director                             James M. Grace, Director

/s/ Eugene E. Payne                                /s/ Jeffrey H. Demgen
Eugene E. Payne, Director                          Jeffrey H. Demgen, Director

/s/ Joseph F. Crowe                                /s/ Thomas C. Richmond
Joseph F. Crowe, Director                          Thomas C. Richmond, Director

/s/ Theodore A. Fleron                             /s/ Charles K. Chacosky
Theodore A. Fleron, Director                       Charles K. Chacosky, Director

/s/ Dale E. Mitte
Dale E. Mitte, Director

/s/ John D. Barnett
John D. Barnett, Director

/s/ Jerome H. Supple
Jerome H. Supple, Director

/s/ Frank Parker
Frank Parker, Director

                                  EXHIBIT INDEX


Exhibit    Page         Description
No.        Nos.


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


                                      Ex-1

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


                                      Ex-3

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

                                      Ex-5

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

                                      Ex-6

10(aaz) Amendment Agreement dated December 12, 1996 amending the Option Agreement by Financial Industries Corporation in favor of Investors Life Insurance Company of North America and Investors Life Insurance Company of California filed as exhibit 10(aaz) Registrant on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

10(aaaa) **             Assignment Agreement  dated December 23, 1998, from
                        Family Life Insurance Investment Company to Financial
                        Industries Corporation, assigning the 9% Senior
                        Subordinated Note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment
                        Company in favor of Investors Life Insurance Company of
                        North America.

21            Ex-8      Subsidiaries of Registrant.

28 Report on Form 10-K filed by ILCO for the year ended December 31, 1999 is hereby incorporated by reference in its entirety.

* Filed as an Exhibit with Registrant's Current Report on Form 8-K dated June 25, 1991, and incorporated herein by reference.

** Filed as an Exhibit with Registrant's Current Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.



                                      Ex-7

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

                                      Ex-8