Form 10-Q
period 2000-03-31
FINANCIAL INDUSTRIES CORP
filed 2000-05-15
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended March 31, 2000
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

                                           YES  X    NO

Number  of  common  shares  outstanding  ($.20  par  value)  at end  of  period:
5,054,661.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.

Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999................................ 3

Consolidated Statements of Income
         For the three month period  ended
         March 31, 2000 and March 31, 1999................................... 5

Consolidated Statements of Cash Flows
         For the three month period ended
         March 31, 2000 and March 31, 1999................................... 7

Notes to Consolidated Financial Statements....................................9

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations......................11

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk ...............................................17

Part II

Other  Information...........................................................18

Signature  Page..............................................................20

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             March 31,             December 31,
                                                               2000                   1999
                                                           (unaudited)


ASSETS

Investments other than investments
 in affiliate:

Fixed maturities available for sale
 at  market value (amortized cost of
 $79,597 and $78,252 at March 31,
 2000 and December 31, 1999, respectively)               $     78,920            $     77,515

Equity securities at market (cost
 approximates $11 at March 31,
 2000 and December 31, 1999)                                        4                       4

Policy loans                                                    3,598                   3,595

Short-term investments                                         22,127                  24,839

     Total investments                                        104,649                 105,953

Cash and cash equivalents                                         873                     692

Investment in affiliate                                        71,594                  70,013

Accrued investment income                                       1,131                   1,180

Agency advances and other receivables                           6,323                   6,885

Reinsurance receivables                                        15,667                  14,848

Due and deferred premiums                                      12,255                  12,392

Property and equipment, net                                     1,355                   1,355

Deferred policy acquisition costs                              53,112                  52,490

Present value of future profits of
 acquired businesses                                           22,093                  23,109

Other assets                                                    4,658                   4,758

Separate account assets                                           383                     379

     Total Assets                                        $    294,093             $   294,054





              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      March 31,          December 31,
                                                                        2000                 1999
                                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and contract holder
 deposit funds:

Future policy benefits                                          $         60,979      $       59,783

Contract holder deposit funds                                             43,336              44,681

Unearned premiums                                                             14                  14

Other policy claims and benefits payable                                   4,211               4,282
                                                                         108,540             108,760
Subordinated notes payable to affiliate                                   39,960              41,497

Deferred federal income taxes                                             23,175              23,222

Other liabilities                                                          4,528               4,079

Separate account liabilities                                                 383                 379

Total Liabilities                                                        176,586             177,937

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 10,000,000
 shares authorized; 5,845,300 shares
 issued, 5,054,661 outstanding in 2000
 and 1999                                                                  1,169               1,169

Additional paid-in capital                                                 7,225               7,225

Accumulated other comprehensive loss                                      (2,364)             (2,454)

Retained earnings                                                        118,852             117,552
                                                                         124,882             123,492
Common treasury stock, at cost, 790,639
 shares in 2000 and 1999
                                                                          (7,375)             (7,375)
Total Shareholders' Equity                                               117,507             116,117

Total Liabilities and Shareholders' Equity                        $      294,093      $      294,054




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                   Three Months Ended
                                                                         March 31,
                                                                2000                   1999
                                                                        (unaudited)

Revenues:

 Premiums                                                  $       8,401         $      8,581

 Net investment income                                             1,740                1,753

 Earned insurance charges                                          1,147                1,376
                                                                  11,288               11,710

Benefits and expenses:

 Policyholder benefits and expenses                                3,351                3,336

 Interest expense on contract holders
 deposit funds                                                       590                  505

 Amortization of present value of future
 profits of acquired businesses                                    1,016                1,210

 Amortization of deferred policy
  acquisition costs                                                1,349                1,203

 Operating expenses                                                2,947                2,916

 Interest expense                                                    528                  698
                                                                   9,781                9,868
Income before federal income tax and
 equity in net earnings of affiliates                              1,507                1,842

Provision for federal income taxes                                   259                  339

Income before equity in net earnings
 of affiliates                                                     1,248                1,503

Equity in net earnings of affiliate,
 net of tax                                                          966                  765

Net Income                                              $          2,214     $          2,268


              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)


                                                                     Three Months Ended
                                                                          March 31,
                                                                 2000                   1999

                                                                          (unaudited)

Net Income Per Share

Basic:

Average weighted shares outstanding                                5,055                5,055

Basic earnings per share                                    $       0.44         $       0.45

Diluted:

Common stock and common stock equivalents                          5,167                5,206

Diluted earnings per share                                  $       0.43         $       0.44





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                            2000                      1999
                                                                     (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES


Net Income                                          $       2,214            $       2,268
Adjustments to reconcile net income
 to net cash provided by operating
 activities:

Amortization of present value of future
 profits of acquired business                               1,016                    1,210

Amortization of deferred policy
 acquisition costs                                          1,349                    1,203

Equity in undistributed earnings of
 affiliate                                                 (1,526)                  (1,314)

Changes in assets and liabilities:

Decrease in accrued
 investment income                                             49                      228

Increase in agent advances and
 other receivables                                           (257)                    (969)

Decrease in due premiums                                      137                      197

Increase in deferred policy acquisition
 costs                                                     (1,971)                  (2,057)

Decrease in other assets                                      100                      341

(Decrease) increase in policy liabilities
 and accruals                                                (220)                      82

Decrease in other liabilities                                (465)                    (652)

(Decrease) increase in deferred federal
 income taxes                                                 (47)                      138

Other, net                                                   (140)                     (69)

Net cash provided by operating activities             $       239            $         606



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                                    Three Months Ended
                                                                          March 31,
                                                                 2000                 1999
                                                                        (unaudited)

  CASH FLOWS FROM INVESTING ACTIVITIES

 Fixed maturities purchased                             $        (1,462)    $        (7,000)

Increase in policy loans                                             (3)                (78)

 Proceeds from sales and maturities of
  fixed maturities                                                   232              9,769

 Net increase (decrease) in short-term investments                 2,712             (2,603)

 Net cash provided by investing activities                         1,479                 88

CASH FLOW FROM FINANCING
 ACTIVITIES

 Repayment of subordinated notes payable                         (1,537)             (1,537)

 Net cash used in financing activities                           (1,537)             (1,537)

 Net increase (decrease) in cash                                     181               (843)

 Cash and cash equivalents, beginning of year                        692              2,601

 Cash and cash equivalents, end of period                   $        873     $        1,758


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data which was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with current year presentation.

The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment of FIC in InterContinental Life Corporation ("ILCO") is presented using the equity method. All significant intercompany items and transactions have been eliminated.

Other Comprehensive Income

The following is a  reconciliation  of accumulated  other  comprehensive  income
(loss) from December 31, 1999 to March 31, 2000 (in thousands):


                                                                                        Total
                                     Net unrealized             Net                     accumulated
                                     gain (loss) on             appreciation            other
                                     investments                of equity               comprehensive
                                     in fixed maturities        securities              income (loss)
                                     available for sale


Balance at December 31, 1999            $ (2,454)                $      0                $ (2,454)
Current Period Change                         89                        1                      90
Balance at March 31, 2000               $ (2,365)                $      1                $ (2,364)

Dividends Declared

On January 17, 2000, FIC's Board of Directors approved an annual cash dividend in the amount of $.18 per common share. The dividend is payable on April 12, 2000 to shareholders of record on April 5, 2000. The dividend has been accrued in other liabilities on the consolidated balance sheet.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. No. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133". As the Company does not have significant investments in derivative financial instruments, the adoption of FAS No. 133 is not anticipated to have a material impact on the Company's results of operations, liquidity or financial position.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

For the three-month period ended March 31, 2000, Financial Industries Corporation's ("FIC") net income was $2,214,000 (basic earnings of $0.44 per common share, or diluted earnings of $0.43 per common share) as compared to $2,268,000 (basic earnings of $0.45 per common share, or diluted earnings of $0.44 per common share) in the first three months of 1999. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

On January 17, 2000, FIC's Board of Directors approved an annual cash dividend in the amount of $.18 per common share. The dividend is payable on April 12, 2000, to record holders as of the close of business on April 5, 2000. The dividend is payable with respect to each share of common stock which is issued on the record date, except for shares owned directly by FIC.


                              Results of Operations

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the three-month period ended March 31, 2000, was $1,507,000 (on revenues of $11,288,000), as compared to $1,842,000 (on revenues of $11,710,000) in the first three months of 1999.

Premiums for the first three months of 2000, net of reinsurance ceded, were $8.4 million, as compared to $8.6 million in the first three months of 1999.
Policyholder benefits and expenses were $3.4 million in the first quarter of 2000, as compared to $3.3 million in the first three months of 1999.

As of March 31, 2000, the market value of the fixed maturities available for sale segment was $78.9 million as compared to an amortized value of $79.6 million, or an unrealized loss of $0.7 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. The net of tax effect of this decrease ($0.46 million at March 31, 2000) has been recorded as an decrease in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive loss" includes separate identification of the change in values which occurred during the current period.

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


           Equity in Net Income of InterContinental Life Corporation

General

For the three-month period ended March 31, 2000, the Company's equity in the net earnings of InterContinental Life Corporation ("ILCO"), net of federal income tax, was $966,000, as compared to $765,000 for the first three months of 1999.

On March 17, 1999, ILCO paid a stock dividend (one share of common stock for each outstanding share of common stock). FIC currently owns 3,590,292 shares of ILCO's common stock. In addition, Family Life currently owns 342,400 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 3,932,692 shares (approximately 47.50%) of ILCO's common stock.

As of March 31, 2000, the market value of ILCO's fixed maturities available for sale segment was $419.5 million as compared to an amortized cost of $426.2 million, or an unrealized loss of $6.7 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 47.50% of the common stock of ILCO, the net of tax effect of this decrease ($1.9 million at March 31, 2000) is included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets and has been recorded as an decrease in shareholders' equity.


                     Liquidity and Capital Resources of ILCO

ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America ("Investors-NA") and its
subsidiary, Investors Life Insurance Company of Indiana ("Investors-IN")(formerly InterContinental Life Insurance Company). ILCO's primary source of funds consists of payments under the surplus debentures from Investors-NA.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of the two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. As of March 31, 2000, the outstanding principal balances of the surplus debentures were $0.456 million and $2.9 million, respectively.

The terms of the latter of the two Surplus Debentures required final payment of the remaining principal balance on March 31, 2000. Effective September 28, 1999, ILCO and Investors-NA amended the payment schedule to provide payment of the remaining balance in four installments, with the final installment being due July 1, 2000. Since Investors-NA is domiciled in the State of Washington, the Washington insurance law applies to the administration of the terms of the surplus debentures. Under the provisions of the surplus debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the surplus debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 2000, the statutory capital and surplus of Investors-NA was $73.6 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to ILCO under the terms of the surplus debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of March 31, 2000, Investors-NA had earned surplus of $52.037 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.6 million at March 31, 2000. In June, 1999, Investors-IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year; accordingly, no prior approval was required for the payment of the dividend. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.

The Form 10-Qs of ILCO for the three-month periods ended March 31, 2000 and March 31,1999, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

                         Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of March 31, 2000, the outstanding balance of such indebtedness was $39.96 million on the Subordinated Notes granted by Investors-NA.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 2000, the statutory capital and surplus of Family Life was $25.55 million, an amount substantially in excess of the surplus floor. As of March 31, 2000, the principal balance of the Surplus Debenture was $11.884 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $0.24 million in the first three months of 2000, as compared to $0.61 million in the first three months of 1999. Net cash flow used in financing activities was $1.537 million in the first three months of 2000, as compared to $1.537 million in the first three months of 1999.

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

                                   Investments

As of March 31, 2000, the Company's investment assets totaled $104.65 million, as compared to $105.95 million as of December 31, 1999.

The level of short-term investments at March 31, 2000 was $22.13 million, as compared to $24.84 million as of December 31, 1999. The fixed maturities available for sale portion represents $78.9 million of investment assets as of March 31, 2000, as compared to $77.5 million at December 31, 1999. The amortized cost of fixed maturities available for sale as of March 31, 2000 was $79.6 million representing a net unrealized loss of $0.7 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of March 31, 2000, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $22.1 million and $181.3 million, respectively, and mortgage-backed pass-through securities of $6.4 million and $39.4 million, respectively, at March 31, 2000. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 45.8% of the book value of FIC's mortgage- backed securities and 53.8% of the book value of ILCO's mortgage-backed securities at March 31, 2000, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At March 31, 2000, PAC and TAC instruments and scheduled bonds represented approximately 54.2% of the book value of FIC's mortgage-backed securities and approximately 46.2% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 23.3% of the book value of FIC's mortgage-backed securities and approximately 35.8% of the book value of ILCO's mortgage-backed securities at March 31, 2000. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds.
Neither FIC nor ILCO had any z-accrual bonds as of March 31, 2000. The prepayment risk that certain mortgage- backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Neither FIC nor ILCO made additional investments in CMOs during 1999. For the year 2000, the investment objectives of FIC and ILCO include the making of selected investments in CMOs.

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

                             Accounting Developments

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133". As the Company does not have significant investments in derivative financial instruments, the adoption of FAS No. 133 is not anticipated to have a material impact on the Company's results of operations, liquidity or financial position.


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

The primary market risk to the Company's investment portfolio is interest rate risk. Since the Company own approximately 47.50% of the common stock of ILCO, the interest rate risk of ILCO's fixed income portfolio has an effect on the value of FIC's "investment in affiliate". The Company does not use derivative financial instruments.

Interest Rate Risk

(a)  FIC's Fixed Income Investments

     Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $ 3.4 million at March 31, 2000 and $9.7 million at December 31, 1999. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale and (ii) short-term investments. The market value of such assets was $ 101.1 million at March 31, 2000 and $102.4 million at December 31, 1999.

     The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $ 28.1 million at March 31, 2000 and $ 27.3 million at December 31, 1999. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $ 1.5 million at March 31, 2000 and $ 1.9 million at December 31, 1999.


(b)  FIC's Investment in Affiliate

     The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $6.7 million at March 31, 2000 and $6.3 million at December 31, 1999.


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

                  None

Item 5. Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Form 10-K Annual Report of Registrant for the year ended December 31, 1999 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

     (b)  Reports on Form 8-K

          None.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





FINANCIAL INDUSTRIES CORPORATION

 /s/ James M. Grace
James M. Grace, Treasurer



Date:   May 15, 2000