Form 10-Q
period 2000-06-30
FINANCIAL INDUSTRIES CORP
filed 2000-08-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended June 30, 2000
Commission File Number 0-4690



                        FINANCIAL INDUSTRIES CORPORATION

             (Exact Name of Registrant as specified in its charter)

         Texas                                 74-2126975
(State of Incorporation)   (I.R.S. Employer Identification Number)



6500 River Place Boulevard, Building I

Austin, Texas                                                 78730
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

                                           YES  X    NO

Number of common shares outstanding ($.20 par value) at end of period:5,054,661.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

        June 30, 2000 and December 31, 1999....................................3

Consolidated Statements of Income
         For the three and six month periods ended
         June 30, 2000 and June 30, 1999.......................................5

Consolidated Statements of Cash Flows
         For the three and six month periods ended
         June 30, 2000 and June 30, 1999.......................................9

Notes to Consolidated Financial Statements....................................13

Item 2. Management's Discussion and Analysis of

         Financial Conditions and Results of Operations.......................15

Item 3. Quantitative and Qualitative Disclosures

            About Market Risk ......   .......................................20

Part II

Other  Information............................................................23

Signature  Page...............................................................24

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             June 30,               December 31,
                                                               2000                    1999
                                                            -----------              ---------
                                                            (unaudited)
ASSETS

Investments other than investments
 in affiliate:

Fixed maturities available for sale
 at market value (amortized cost of
 $81,571 and $78,252 at June 30,
 2000 and December 31, 1999, respectively)               $       80,851        $         77,515

Equity securities at market (cost
 approximates $11
 at June 30, 2000 and December 31, 1999)                              4                       4

Policy loans                                                      3,603                   3,595

Short-term investments                                           16,290                  24,839
                                                      -----------------        ----------------
     Total investments                                          100,748                 105,953

Cash                                                              1,181                     692

Investment in affiliate                                          73,503                  70,013

Accrued investment income                                         1,244                   1,180

Agency advances and other receivables                             6,873                   6,885

Reinsurance receivables                                          16,369                  14,848

Due and deferred premiums                                        12,515                  12,392

Property and equipment, net                                       1,318                   1,355

Deferred policy acquisition costs                                54,240                  52,490

Present value of future profits
of acquired businesses                                           21,237                  23,109

Other assets                                                      4,791                   4,758

Separate account assets                                               0                     379
                                                   --------------------      ------------------
     Total Assets                                        $      294,019          $      294,054
                                                         ==============          ==============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            June 30,               December31,
                                                              2000                    1999
                                                          ------------             ----------
                                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and contract holder
 deposit funds:

Future policy benefits                               $          61,394      $          59,783

Contract holder deposit funds                                   43,527                  44,681

Unearned premiums                                                   14                      14

Other policy claims and benefits payable                         3,734                   4,282
                                                    ------------------       -----------------
                                                               108,669                 108,760
Subordinated notes payable to affiliate                         38,423                  41,497

Deferred federal income taxes                                   23,098                  23,222

Other liabilities                                                3,750                   4,079

Separate account liabilities                                         0                     379
                                                   -------------------     ------------------
Total Liabilities                                              173,940                 177,937
                                                        --------------        ---------------
Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 10,000,000
 shares authorized; 5,845,300 shares
 issued, 5,054,661 outstanding
 in 2000 and 1999                                               1,169                   1,169

Additional paid-in capital                                      7,225                   7,225

Accumulated other comprehensive income                         (2,006)                 (2,454)

Retained earnings                                             121,066                 117,552
                                                      ---------------         ---------------
                                                              127,454                 123,492
Common treasury stock, at cost, 790,639
 at 2000 and 1999.                                             (7,375)                 (7,375)
                                                    -----------------        ----------------
Total Shareholders' Equity                                    120,079                 116,117
                                                      ---------------          --------------
Total Liabilities and Shareholders' Equity             $      294,019          $      294,054
                                                       ==============          ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                               Three Months Ended June 30,
                                                  2000                   1999
                                             ------------             --------
                                              (unaudited)

Revenues:
 Premiums                                 $        8,443       $        9,101

 Net investment income                             1,700                1,701

 Earned insurance charges                          1,225                1,209

 Other                                                 3                  297
                                        -----------------     -----------------
                                                  11,371               12,308
Benefits and expenses:

 Policyholder benefits and expenses                3,870                4,192

 Interest expense on contract holders
 deposit funds                                       469                  467

 Amortization of present value of future
 profits of acquired businesses                      856                1,402

 Amortization of deferred policy
  acquisition costs                                1,094                1,180

 Operating expenses                                2,991                2,806

 Interest expense                                    484                  552
                                       -----------------     ------------------
                                                   9,764               10,599
                                        ----------------       ----------------
Income before federal income tax and
 equity in net earnings of affiliates              1,607                1,709

Provision for federal income taxes                   319                  434
                                        ----------------         --------------
Income before equity in net earnings
 of affiliates                                     1,288                1,275
Equity in net earnings of affiliate,
 net of tax                                          917                  526
                                         ---------------     ------------------
Net Income                                 $       2,205       $        1,801

                                           =============       ================



              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                  Three Months Ended June 30,
                                                   2000                  1999
                                                 ----------            ---------
                                                 (unaudited)
Net Income Per Share

Basic:
Average weighted shares
outstanding                                        5,055                   5,055
                                     ===================      ==================
Basic earnings per share             $              0.44      $             0.36
                                     ===================      ==================
Diluted:
Common stock and common stock equivalents          5,168                   5,194
                                     ===================      ==================
Diluted earnings per share           $              0.43      $             0.35
                                     ===================      ==================




















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                 Six  Months Ended June 30,
                                                    2000               1999
                                                 ------------        --------
                                                       (unaudited)


Revenues:
 Premiums                             $           16,844       $          17,682
 Net investment income                             3,440                   3,454
 Earned insurance charges                          2,372                   2,585
 Other                                                 3                     702
                                  ----------------------    --------------------
                                                  22,659                  24,423
Benefits and expenses:
 Policyholder benefits and
 expenses                                          7,221                   7,933
 Interest expense on contract
  holders deposit funds                            1,059                     972

 Amortization of present value of
 future profits of acquired
 businesses                                        1,872                   2,612

 Amortization of deferred policy
  acquisition costs                                2,443                   2,383

 Operating expenses                                5,938                   5,722

 Interest expense                                  1,012                   1,250
                                       -----------------      ------------------
   Total                                          19,545                  20,872
                                        ----------------       -----------------
Income before federal income tax
 and equity in net earnings
 of affiliates                                     3,114                   3,551

Provision for federal income taxes                   578                     773
                                      ------------------     -------------------
Income before equity in net
 earnings of affiliates                            2,536                   2,778

Equity in net earnings of affiliate,
net of tax                                         1,883                   1,291
                                      ------------------      ------------------
Net Income                             $           4,419       $           4,069
                                       =================       =================

                 The accompanying notes are an integral part of
                         these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)


                                   Six Months Ended June 30,
                                                 2000                 1999
                                              ------------          ---------


                                             (unaudited)
Net Income Per Share

Basic:
Average weighted shares outstanding                5,055                   5,055
                                      ==================       =================
Basic earnings per share              $             0.87       $            0.81
                                      ==================       =================
Diluted:
Common stock and common
 stock equivalents                                 5,167                   5,201
                                      ==================       =================
Diluted earnings per share            $             0.86       $            0.78
                                      ==================       =================





















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                               Three Months Ended June 30,
                                                  2000                  1999
                                              -------------          ---------
                                               (unaudited)


CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                          2,205     $            1,801
Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                         856                  1,402

Amortization of deferred policy
 acquisition costs                                  1,094                  1,180

Equity in undistributed earnings of
 affiliate                                         (1,505)                (1,164)

Changes in assets and liabilities:

Increase in accrued investment income                (113)                  (186)
(Increase) Decrease in agent advances
 and other  receivables                           (1 ,252)                   142

Increase in due and deferred premiums                (260)                  (458)

Increase in deferred policy
 acquisition costs                                 (2,222)                (2,451)

(Increase)Decrease in other assets                   (133)                   180

(Increase)Decrease in policy liabilities
 and accruals                                         129                   (927)

Increase (Decrease) in other liabilities              136                   (761)

(Decrease) in deferred federal
income taxes                                          (77)                  (298)

Other, net                                            445                     (2)
                                        ----------------   ---------------------
Net cash used in operating activities    $           (697)       $         (1,542)
                                          ---------------        ----------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)



                                            Three  Months Ended June 30,
                                                 2000                  1999
                                               ------------          --------
                                               (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                     $      (8,826)     $       (2,996)
Proceeds from sales and maturities of
 fixed maturities                                      6,406               3,486
Increase in policy loans                                  (5)                (44)
Net change in short-term investments                   5,837               1,877
Purchase & retirement of property
 and equipment                                            37                   0
                                            ----------------    ----------------
Net cash provided by
  investing activities                                 3,449               2,323
                                              --------------       -------------
CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends Paid                                          (907)                  0
Repayment of subordinated notes payable               (1,537)             (1,537)
                                              --------------      --------------
Net cash used in financing activities                 (2,444)             (1,537)
                                              --------------      --------------
Net  Increase (Decrease) in cash                         308                (756)
Cash, beginning of period                                873               1,758
                                               -------------      --------------
Cash, end of period                            $       1,181       $       1,002
                                               =============       =============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Six Months Ended June 30,
                                               2000                        1999

                                                         (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                             $          4,419       $            4,069

Adjustments to reconcile net income to
 net cash provided
 by operating activities:

Amortization of present value of future
 profits of acquired business                     1,872                    2,612

Amortization of deferred policy
 acquisition costs                                2,443                    2,383

Equity in undistributed earnings of
  affiliate                                      (3,031)                  (2,478)

Changes in assets and liabilities:
(Increase) Decrease in accrued
 investment income                                 (64)                       42

Increase in agent advances and
 other  receivables                              (1,509)                    (827)

Increase in due and deferred premiums              (123)                    (261)

Increase in deferred policy
 acquisition costs                               (4,193)                  (4,508)

(Increase)Decrease in other assets                 (33)                      521

Decrease in policy liabilities
 and accruals                                       (91)                    (845)

(Decrease) in other
 liabilities                                       (329)                  (1,413)

(Decrease) in deferred
 federal income taxes                              (124)                    (160)

Other, net                                           305                     (71)
                                       ----------------     --------------------
Net cash used in operating activities    $         (458)        $           (936)
                                        --------------         -----------------

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)


                                                    Six Months Ended June 30,
                                                    2000               1999
                                               --------------        --------
                                                (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                     $     (10,288)        $    (9,996)
Proceeds from sales and maturities
 of fixed maturities                                   6,638              13,255
Increase in policy loans                                  (8)               (122)
Net change in short-term investments                    8,549               (726)
Purchase & retirement of property
 and equipment                                            37                   0
                                            ----------------    ----------------
Net cash provided by
  investing activities                                 4,928               2,411
                                              --------------       -------------
CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends Paid                                         (907)                   0
Repayment of subordinated
 notes payable                                        (3,074)             (3,074)
                                            ---------------        -------------
Net cash used in
 financing activities                                 (3,981)             (3,074)
                                              -------------        -------------
Net Increase (Decrease) in cash                          489              (1,599)
Cash, beginning of year                                  692               2,601
                                              --------------      --------------
Cash, end of period                            $       1,181       $       1,002
                                               =============       =============









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1999, previously filed with the Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment of FIC in InterContinental Life Corporation ("ILCO") is presented using the equity method. All significant intercompany items and transactions have been eliminated.

Other Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income
(loss)from December 31, 1999 to June 30, 2000 (in thousands):

                                                                       Net                       Total
                                            Net unrealized             appreciation              accumulated
                                            gain on investments        (depreciation)            other
                                            in fixed maturities        of equity                 comprehensive
                                            available for sale          securities               income (loss)
                                            ------------------         -----------               ------

Balance at December 31, 1999                     $ (2,454)              $     (0)                 $ (2,454)
Current Period Change                                 451                     (3)                      448
                                               -----------             ----------               -----------
Balance at June 30, 2000                         $ (2,003)              $     (3)                 $ (2,006)
                                                 =========              =========                 =========


New Accounting Pronouncements

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No.133." As the Company does not have significant investments in derivative financial instruments, the adoption of FAS No. 133 is not anticipated to have a material impact on the Company's results of operations, liquidity or financial position.

Dividends Declared

On January 17, 2000, FIC's Board of Directors approved an annual cash dividend in the amount of $.18 per common share. The dividend was paid on April 12, 2000 to shareholders of record on April 5, 2000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation
         -----------------------------------------------------------------------

The following discussion addresses the results of operations of Financial Industries Corporation ("FIC") for the six months ended June 30, 2000 compared with the same six-month period last year, and the financial condition as of June 30, 2000, compared with December 31, 1999.

For the six-month period ended June 30, 2000, FIC's net income was $4,419,000 (basic earnings of $0.87 per common share, or diluted earnings of $0.86 per common share) as compared to $4,069,000 (basic earnings of $0.81 per common share, or diluted earnings of $0.78 per common share) in the first six months of 1999. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

On January 17, 2000, FIC's Board of Directors approved an annual cash dividend in the amount of $.18 per common share. The dividend was paid on April 12, 2000, to record holders as of the close of business on April 5, 2000. The dividend was paid with respect to each share of common stock which is issued on the record date, except for shares owned directly by FIC.

                              Results of Operations

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the six-month period ended June 30, 2000, was $3,114,000 (on revenues of $22,659,000), as compared to $3,551,000 (on revenues of $24,423,000) in the first six months of 1999.

Premiums for the first six months of 2000, net of reinsurance ceded, were $16.8 million, as compared to $17.7 million in the first six months of 1999. Policyholder benefits and expenses were $7.2 million in the second quarter of 2000, as compared to $7.9 million in the first six months of 1999.

As of June 30, 2000, the market value of the fixed maturities available for sale segment was $80.9 million as compared to an amortized cost of $81.6 million, or an unrealized loss of $0.7 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. The net of tax effect of this decrease ($0.46 million at June 30, 2000) has been recorded as an decrease in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive loss" includes separate identification of the change in values which occurred during the current period.

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

            Equity in Net Income of InterContinental Life Corporation

General

For the six-month period ended June 30, 2000, the Company's equity in the net earnings of InterContinental Life Corporation ("ILCO"), net of federal income tax, was $1,883,000, as compared to $1,291,000 for the first six months of 1999.

As of June 30, 2000, FIC owned 3,590,292 shares of ILCO's common stock. In addition, FIC's wholly- owned life insurance subsidiary, Family Life Insurance Company ("Family Life"), owned 342,400 shares of ILCO common stock. As a result, as of June 30, 2000, FIC owned, directly and indirectly through Family Life, 3,932,692 shares (approximately 47.9 %) of ILCO's common stock.

As of June 30, 2000, the market value of ILCO's fixed maturities available for sale segment was $443.4 million as compared to an amortized cost of $451.7 million, or an unrealized loss of $8.3 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 47.9 % of the common stock of ILCO, the net of tax effect of this decrease ($2.6 million at June 30, 2000) is included in "Accumulated other comprehensive loss" on the
Consolidated   Balance   Sheets  and  has  been   recorded  as  a decrease  in
shareholders' equity.

Liquidity and Capital Resources of ILCO

ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America ("Investors-NA") and its subsidiary, Investors Life Insurance Company of Indiana ("Investors-IN"). Prior to June 30, 2000, ILCO's primary source of funds consisted of payments under the surplus debentures from Investors-NA.

Prior to June 30, 2000, ILCO's principal source of liquidity consisted of the periodic payment of principal and interest to it by Investors-NA, pursuant to the terms of two surplus debentures (the "Surplus Debentures"). The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 2000, the outstanding principal balance of the Surplus Debentures was completely paid off.

For periods subsequent to June 30, 2000, ILCO's available source of liquidity would be from dividends paid to it from its subsidiaries, Investors-NA and Investors-IN. Applicable state insurance laws may limit the ability of such subsidiaries to pay dividends to ILCO. Investors-NA is domiciled in the State of Washington. The Washington insurance law includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of June 30,

2000, Investors-NA had earned surplus of  $ 55.3 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance law, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $19.0 million at June 30, 2000. In June, 1999, Investors-IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year; accordingly, no prior approval was required for the payment of the dividend. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.

The Form 10-Qs of ILCO for the six-month periods ended June 30, 2000 and June 30,1999, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

                         Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of June 30, 2000, the outstanding balance of such indebtedness was $38.4 million on the Subordinated Notes granted by Investors-NA.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 2000, the statutory capital and surplus of Family Life was $24.2 million, an amount substantially in excess of the surplus floor. As of June 30, 2000, the principal balance of the Surplus Debenture was $9.88 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $(0.5) million in the first six months of 2000, as compared to $(0.9) million in the first six months of 1999. Net cash flow used in financing activities was $(4.0) million in the first six months of 2000, as compared to $(3.1) million in the first six months of 1999.

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

                                   Investments

As of June 30, 2000, the Company's investment assets totaled $100.75 million, as compared to $105.95 million as of December 31, 1999.

The level of short-term investments at June 30, 2000 was $16.3 million, as compared to $24.8 million as of December 31, 1999. The fixed maturities available for sale portion represents $80.9 million of investment assets as of June 30, 2000, as compared to $77.5 million at December 31, 1999. The amortized cost of fixed maturities available for sale as of June 30, 2000 was $81.6 million representing a net unrealized loss of $0.7 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of June 30, 2000, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $22.10 million and $179.1 million, respectively, and mortgage-backed pass-through securities of $9.3 million and $46.7 million, respectively, at June 30, 2000. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 50.8 % of the book value of FIC's mortgage-backed securities and 55.9 % of the book value of ILCO's mortgage-backed securities at June 30, 2000, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At June 30, 2000, PAC and TAC instruments and scheduled bonds represented approximately 49.2 % of the book value of FIC's mortgage-backed securities and approximately 44.1 % of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 21.2 % of the book value of FIC's mortgage-backed securities and approximately 35.2 % of the book value of ILCO's mortgage-backed securities at June 30, 2000. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Neither FIC nor ILCO had any z-accrual bonds as of June 30, 2000.

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

 For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the information set forth in Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operation - Investments" of this report.

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

The primary market risk to the Company's investment portfolio is interest rate risk. Since the Company own approximately 47.9 % of the common stock of ILCO, the interest rate risk of ILCO's fixed income portfolio has an effect on the value of FIC's "investment in affiliate". The Company does not use derivative financial instruments.

Interest Rate Risk

(a)      FIC's Fixed Income Investments

         Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $
         3.7 million at June 30, 2000 and $9.7 million at December 31, 1999. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale and (ii) short-term investments. The market value of such assets was $ 94.9 million at June 30, 2000 and $102.4 million at December 31, 1999.

         The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $
         31.0 million at June 30, 2000 and $ 27.3 million at December 31, 1999. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $ 1.5 million at June 30, 2000 and $ 1.9 million at December 31, 1999.

(b)      FIC's Investment in Affiliate

         The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $7.0 million at June 30, 2000 and $6.3 million at December 31, 1999.

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

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Annual Meeting of the Shareholders was held on May 23, 2000. The only matter submitted at the meeting to a vote of the Shareholders was the election of directors. All of the nominees were elected as directors. The nominees included one individual, Charles K. Chacosky, who had not previously served as a director of the Company.

The voting tabulation as to each nominee was as follows:

          Name                      In Favor                  Withheld

          Barnett, John D.          2,863,282                 473,054
          Chacosky, Charles K.      2,862,832                 473,504
          Crowe, Joseph F.          2,863,682                 472,654
          Demgen, Jeffrey H.        2,863,622                 472,714
          Fleron, Theodore A.       2,863,582                 472,754
          Grace, James M.           2,861,672                 474,664
          Mitte, Dale E.            2,859,322                 477,014
          Mitte, Roy F.             2,857,387                 478,949
          Parker, Frank             2,860,152                 476,184
          Richmond, Thomas C.       2,862,872                 473,464
          Supple, Dr. Jerome H.     2,863,232                 473,104

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

Date:   August, 14, 2000