Form 10-Q
period 2000-09-30
FINANCIAL INDUSTRIES CORP
filed 2000-11-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended September 30, 2000
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


                                      INDEX

                                                                        Page No.



Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999..............................3

Consolidated Statements of Income
         For the three and nine month periods ended
         September 30, 2000 and September 30, 1999.............................5

Consolidated Statements of Cash Flows
         For the three and nine month periods ended
         September 30, 2000 and September 30, 1999 . . . .. . . . . . . . . . .9

Notes to Consolidated Financial Statements....................................13

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.......................15

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk ................................................20

Part II

Other  Information............................................................22

Signature  Page...............................................................24

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               September 30,       December 31,
                                                    2000              1999
                                                        (unaudited)

ASSETS
Investments other than investments in affiliate:
Fixed maturities available for sale
  at  market value (amortized cost of $78,667
  and $78,252 at September 30, 2000 and
  December 31, 1999, respectively )        $      78,840           $     77,515
Equity securities at market (cost
  approximates $11 at September 30, 2000
  and December 31, 1999)                               4                      4
Policy loans                                       3,676                  3,595
Short-term investments                            17,370                 24,839
     Total investments                                                                  99,890                 105,953
Cash                                               1,613                    692
Investment in affiliate                           75,681                 70,013
Accrued investment income                          1,182                  1,180
Agency advances and other receivables              6,534                  6,885
Reinsurance receivables                           16,781                 14,848
Due and deferred premiums                         12,541                 12,392
Property and equipment, net                        1,318                  1,355
Deferred policy acquisition costs                 55,447                 52,490
Present value of future profits of
  acquired businesses                             20,125                 23,109
Other assets                                       4,778                  4,758
Separate account assets                                0                    379
     Total Assets                         $      295,890          $     294,054



              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                             September 30,      December 31,
                                                 2000                1999
                                                       (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and contract
  holder deposit funds:
Future policy benefits                   $     61,735       $      59,783
Contract holder deposit funds                  43,515              44,681
Unearned premiums                                   0                  14
Other policy claims and
  benefits payable                              3,111               4,282
                                              108,361             108,760
Subordinated notes payable to affiliate        36,886              41,497
Deferred federal income taxes                  23,200              23,222
Other liabilities                               4,031               4,079
Separate account liabilities                        0     ___         379
Total Liabilities                             172,478             177,937
Commitments and Contingencies
Shareholders' equity:
Common stock, $.20 par value, 10,000,000
 shares authorized; 5,845,300
 shares issued, 5,054,661
 outstanding in 2000 and 1999                   1,169               1,169
Additional paid-in capital                      7,225               7,225
Accumulated other comprehensive income           (838)             (2,454)
Retained earnings                             123,231             117,552
                                              130,787             123,492
Common treasury stock, at cost, 790,639
  at 2000 and 1999.                            (7,375)             (7,375)
Total Shareholders" Equity                    123,412             116,117
Total Liabilities and
  Shareholders' Equity                  $     295,890      $      294,054


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)


                                                  Three Months Ended Sept. 30,
                                                       2000            1999
                                                           (unaudited)

Revenues:
 Premiums                                      $      8,503    $      8,516
 Net investment income                                1,780           1,733
 Earned insurance charges                               824           1,148
 Other                                                    3             324
                                                     11,110          11,721
Benefits and expenses:
 Policyholder benefits and expenses                   3,528           3,557
 Interest expense on contract holders
   deposit funds                                        496             345
 Amortization of present value of future
 profits of acquired businesses                       1,112           1,334
 Amortization of deferred policy
  acquisition costs                                   1,417           1,354
 Operating expenses                                   2,674           2,728
 Interest expense                                       501             532
                                                      9,728           9,850
Income before federal income tax and
 equity in net earnings of affiliates                 1,382           1,871
Provision for federal income taxes                      256             181
Income before equity in net earnings
  of affiliates                                       1,126           1,690
Equity in net earnings of affiliate,
  net of taxes                                        1,041             786
Net Income                                     $      2,167    $      2,476



              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                             Three Months Ended Sept. 30,
                                                 2000               1999

                                                    (unaudited)

Net Income Per Share

Basic:
Average weighted shares outstanding             5,055              5,055
Basic earnings per share                  $      0.43        $      0.49
Diluted:
Common stock and common stock equivalents       5,160              5,203
Diluted earnings per share                $      0.42        $      0.48















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                Nine Months Ended Sept. 30,
                                                     2000            1999
                                                         (unaudited)

Revenues:
 Premiums                                   $      25,347   $      26,198
 Net investment income                              5,220           5,187
 Earned insurance charges                           3,196           3,733
 Other                                                  6           1,026
                                                   33,769          36,144
Benefits and expenses:
 Policyholder benefits and expenses                10,749          11,490
 Interest expense on contract holders
   deposit funds                                    1,555           1,317
 Amortization of present value of future
  profits of acquired businesses                    2,984           3,946
 Amortization of deferred policy
  acquisition costs                                 3,860           3,737
 Operating expenses                                 8,612           8,450
 Interest expense                                   1,513           1,782
   Total                                           29,273          30,722
Income before federal income tax and
 equity in net earnings of affiliates               4,496           5,422
Provision for federal income taxes                    834             954
Income before equity in net earnings
 of affiliates                                      3,662           4,468
Equity in net earnings of affiliate,
 net of tax                                         2,924           2,077
Net Income                                   $      6,586    $      6,545


                  The accompanying notes are an integral part of
                         these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                              Nine Months Ended Sept. 30,
                                                  2000              1999
                                                    (unaudited)

  Net Income Per Share

Basic:
Average weighted shares outstanding              5,055             5,055
Basic earnings per share                   $      1.30       $      1.29
Diluted:
Common stock and common stock equivalents        5,163             5,202
Diluted earnings per share                 $      1.28       $      1.26














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            Three Months Ended Sept. 30,
                                               2000               1999
                                                                                                  (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                             $      2,167       $      2,476
Adjustments to reconcile net income to
 net cash provided by operating activities:
Amortization of present value of future
 profits of acquired business                 1,112              1,334
Amortization of deferred policy
 acquisition costs                            1,417              1,354
Equity in undistributed earnings
  of affiliate                               (1,534)            (1,389)
Changes in assets and liabilities:
(Increase) decrease in accrued
  investment income                              62                 64
Increase in agent advances and other
 receivables                                    (73)              (456)
(Increase) decrease in due and
  deferred premiums                             (26)               288
Increase in deferred policy acquisition
  costs                                      (2,624)            (2,555)
Decrease in other assets                         13                518
(Increase) decrease in policy liabilities
  and accruals                                 (308)               928
Increase  in other liabilities                  281                456
Increase (decrease) in deferred federal
  income taxes                                  102               (122)
Other, net                                     (246)             1,155
Net cash (used in) provided by operating
  activities                             $      343       $      4,051


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)



                                             Three  Months Ended Sept. 30,
                                                 2000               1999
                                                       (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                $      (500)     $      (8,561)
Proceeds from sales and maturities of
 fixed maturities                               3,279              4,623
Increase in policy loans                          (73)              (218)
Net change in short-term investments           (1,080)             2,837
Purchase & retirement of property
 and equipment                                      0                  0
Net cash provided by (used in)
 investing activities                           1,626             (1,319)
CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends paid                                      0                  0
Repayment of subordinated notes payable       (1,537)             (1,536)
Net cash used in financing activities         (1,537)             (1,536)
Net increase in cash                             432               1,196
Cash, beginning of period                      1,181               1,002
Cash, end of period                      $     1,613       $       2,198






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Nine Months Ended Sept. 30,
                                                        2000            1999
                                                            (unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                      $      6,586    $      6,545
Adjustments to reconcile net income to
 net cash provided by operating activities:
Amortization of present value of future
 profits of acquired business                          2,984           3,946
Amortization of deferred policy
 acquisition costs                                     3,860           3,737
Equity in undistributed earnings of affiliate         (4,565)         (3,867)
Changes in assets and liabilities:
(Increase) decrease in accrued
 investment income                                        (2)            106
Increase in agent advances and
 other receivables                                    (1,582)         (1,283)
(Increase) decrease in due and deferred premiums        (149)             27
Increase in deferred policy acquisition costs         (6,817)         (7,063)
(Increase) decrease in other assets                      (20)          1,039
(Decrease) increase in policy liabilities
  and accruals                                          (399)             83
Decrease in other liabilities                            (48)           (957)
Decrease in deferred federal income taxes                (22)           (282)
Other, net                                                59           1,084
Net cash (used in) provided by
  operating activities                           $      (115)   $      3,115



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)


                                               Nine Months Ended Sept. 30,
                                                 2000              1999
                                                       (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased               $    (10,788)     $    (18,557)
Proceeds from sales and maturities of
 fixed maturities                               9,917            17,878
Increase in policy loans                          (81)             (340)
Net change in short-term investments            7,469             2,111
Purchase & retirement of property
 and equipment                                     37                 0
Net cash provided by  investing activities      6,554             1,092
CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends paid                                   (907)                0
Repayment of subordinated notes payable        (4,611)           (4,610)
Net cash used in financing activities          (5,518)           (4,610)
Net increase (decrease) in cash                   921              (403)
Cash, beginning of year                           692             2,601
Cash, end of period                       $     1,613      $      2,198






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

Other Comprehensive Income

The following is a reconciliation of accumulated other comprehensive income from December 31, 1999 to September 30, 2000 (in thousands):

                                           Net                     Total
                Net unrealized gain        appreciation            accumulated
                (loss) on investments      (depreciation)          other
                in fixed maturities        of equity               comprehensive
                available for sale         securities              income

Balance at
  December 31, 1999      $ (2,454)           $   (0)              $   (2,454)
Current Period Change       1,618                (2)                   1,616
Balance at
  September 30, 2000     $   (836)           $   (2)              $     (838)


Accumulated other comprehensive income of FIC includes approximately $943,000 of net unrealized losses from FIC"s affiliate, ILCO.

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

Dividends Declared

On January 17, 2000, FIC's Board of Directors approved a cash dividend in the amount of $.18 per common share. The dividend was paid on April 12, 2000 to shareholders of record on April 5, 2000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

The following discussion addresses the results of operations of Financial Industries Corporation ("FIC") for the nine months ended September 30, 2000 compared with the same nine-month period last year, and the financial condition of as of September 30, 2000, compared with December 31, 1999.

For the nine-month period ended September 30, 2000, FIC's net income was $6,586,000 (basic earnings of $1.30 per common share, or diluted earnings of $1.28 per common share) as compared to $6,545,000 (basic earnings of $1.29 per common share, or diluted earnings of $1.26 per common share) in the first nine months of 1999. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

                              Results of Operations

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the nine-month period ended September 30, 2000, was $4,496,000 (on revenues of $33,769,000), as compared to $5,422,000 (on revenues of $36,144,000) in the first nine months of 1999.

Premiums for the first nine months of 2000, net of reinsurance ceded, were $25.3 million, as compared to $26.2 million in the first nine months of 1999. Policyholder benefits and expenses were $10.7 million in the third quarter of 2000, as compared to $11.5 million in the first nine months of 1999.

As of September 30, 2000, the market value of the fixed maturities available for sale segment was $78.84 million as compared to an amortized cost of $78.67 million, or an unrealized gain of $.17 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. The net of tax effect of this increase ($.11 million at September 30, 2000) has been recorded as an increase in shareholders' equity.

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

            Equity in Net Income of InterContinental Life Corporation

General

For the nine-month period ended September 30, 2000, the Company's equity in the net earnings of InterContinental Life Corporation ("ILCO"), net of federal income tax, was $2,924,000, as compared to $2,077,000 for the first nine months of 1999.

As of September 30, 2000, FIC owned 3,590,292 shares of ILCO's common stock. In addition, FIC's wholly-owned life insurance subsidiary, Family Life Insurance Company ('Family Life"), owned 342,400 shares of ILCO common stock. As a result, as of September 30, 2000, FIC owned, directly and indirectly through Family Life, 3,932,692 shares (approximately 48.4 %) of ILCO's common stock.

As of September 30, 2000, the market value of ILCO's fixed maturities available for sale segment was $445.61 million as compared to an amortized cost of $448.89 million, or an unrealized loss of $3.28 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 48 % of the common stock of ILCO, the net of tax effect of this decrease (approximately $1.0 million at September 30, 2000) is included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets and has been recorded as a decrease in shareholders' equity.

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

For periods subsequent to June 30, 2000, ILCOs available source of liquidity would be from dividends paid to it from its subsidiaries, Investors-NA and Investors-IN. Applicable state insurance laws may limit the ability of such subsidiaries to pay dividends to ILCO. Investors-NA is domiciled in the State of Washington. The Washington insurance law includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance

Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of September 30, 2000, Investors-NA had earned surplus of $ 52.9 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance law, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year.
Investors-IN  had earned  surplus of $20.86  million at September  30, 2000.  In
June, 1999, Investors- IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year; accordingly, no prior approval was required for the payment of the dividend. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.

The Form 10-Qs of ILCO for the nine-month periods ended September 30, 2000 and September 30,1999, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

                         Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of September 30, 2000, the outstanding balance of such indebtedness was $36.9 million on the Subordinated Notes granted by Investors-NA.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the 'surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 2000, the statutory capital and surplus of Family Life was $24.1 million, an amount substantially in excess of the surplus floor. As of September 30, 2000, the principal balance of the Surplus Debenture was $7.88 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

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

FIC's net cash flow provided by operating activities was $(0.115 million in the first nine months of 2000, as compared to $3.1 million in the first nine months of 1999. Net cash flow used in financing activities was $5.5 million in the first nine months of 2000, as compared to $4.6 million in the first nine months of 1999.

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

                                   Investments

As of September 30, 2000, the Company's investment assets totaled $99.9 million, as compared to $105.95 million as of December 31, 1999.

The level of short-term investments at September 30, 2000 was $17.4 million, as compared to $24.8 million as of December 31, 1999. The fixed maturities available for sale portion represents $78.84 million of investment assets as of September 30, 2000, as compared to $77.5 million at December 31, 1999. The amortized cost of fixed maturities available for sale as of September 30, 2000 was $78.67 million representing a net unrealized gain of $.17 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The fixed maturities portfolio of Family Life, as of September 30, 2000, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC" rating system as a "1" (highest quality).

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $22.0 million and $176.2 million, respectively, and mortgage-backed pass-through securities of $28.8 million and $44.4 million, respectively, at September 30, 2000. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 50.3 % of the book value of FIC's mortgage-backed securities and 55.5 % of the book value of ILCO's mortgage-backed securities at September 30, 2000, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage- backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At September 30, 2000, PAC and TAC instruments and scheduled bonds represented approximately 49.7% of the book value of FIC's mortgage-backed securities and approximately 44.5 % of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 21.5 % of the book value of FIC's mortgage-backed securities and approximately 35.3 % of the book value of ILCO's mortgage-backed securities at September 30, 2000. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Neither FIC nor ILCO had any z-accrual bonds as of September 30, 2000. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Neither FIC nor ILCO made additional investments in CMOs during 1999. For the year 2000, the investment objectives of FIC and ILCO include the making of selected investments in CMOs.

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

                             Accounting Developments

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133". As the Company does not have significant investments in derivative financial instruments, the adoption of FAS No. 133 is not anticipated to have a material impact on the Company's results of operations, liquidity or financial position.

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

The primary market risk to the Company's investment portfolio is interest rate risk. Since the Company own approximately 48.4 % of the common stock of ILCO, the interest rate risk of ILCO's fixed income portfolio has an effect on the value of FIC's "investment in affiliate". The Company does not use derivative financial instruments.
Interest Rate Risk

(a)       FIC's Fixed Income Investments

          Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $ 3.2 million at September 30, 2000 and $9.7 million at December 31, 1999. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale and (ii) short-term investments. The market value of such assets was $ 96.2 million at September 30, 2000 and $102.4 million at December 31, 1999.

          The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $30.9 million at September 30, 2000 and $ 27.3 million at December 31, 1999. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $ 1.3 million at September 30, 2000 and $ 1.9 million at December 31, 1999.

(b)       FIC's Investment in Affiliate

          The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $6.5 million at September 30, 2000 and $6.3 million at December 31, 1999.

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

In August, 1997, another individual filed a similar action in Travis County, Texas against the corporate entities identified above. The lawsuit involved the same type of policy and includes allegations which are substantially identical to the allegations in the first action. In July, 2000, the court, on its own motion, moved to dismiss the action for failure on the part of the plaintiff to prosecute the matter. The plaintiff did not file a motion to retain the case and the matter has been removed from the court's docket.


Item 2.  Changes in Securities

                  None


Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

          a. As previously reported in a press release dated October 13, 2000, the Board of Directors of the Company has established a Special Committee of outside directors of the Board to explore a merger with InterContinental Life Corporation ("ILCO"). FIC owns approximately 48% of the common stock of ILCO. The Board and the Special Committee have received a report on an actuarial evaluation of the Company and ILCO, which was performed by an independent actuarial consulting firm. The Special Committee will review the actuarial evaluation and other pertinent information and furnish a recommendation on the merger proposal to the Board. As of the date of this report on Form 10-Q, no date has been set for the next meeting of the Board of Directors of the Company.

          b. On October, 10, 2000, Charles K. Chacosky submitted his resignation as a director and officer of the Company and its life insurance company subsidiaries. Mr. Chacosky advised the Board that his resignation was for personal reasons.

          c. On October 5, 2000, Dale E. Mitte submitted his resignation as a director of the Company, since his health condition does not permit him to actively participate in the work of the Board.

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



Date:   November 14, 2000