Form 10-K
period 2000-12-31
FINANCIAL INDUSTRIES CORP
filed 2001-04-02
CIK 35733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from              to

Commission File
Number 0-4690

                        FINANCIAL INDUSTRIES CORPORATION
             (Exact name of registrant as specified in its charter)

      TEXAS                                        74-2126975
State of Incorporation                (I.R.S. Employer Identification number)

6500 River Place Boulevard, Building One, Austin, Texas              78730
  (Address of Principal Executive Offices)                        (Zip Code)

                 (512) 404-5050              (Registrant's Telephone Number)

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:

                   Common Stock, $.20 par value
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 6, 2001, based on the closing sales price in The Nasdaq Small-Cap Market ($9.75 per share), was 44,406,968.

The number of shares outstanding of Registrant's common stock on March 6, 2001 was 5,054,661.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

     A. Reports on Form 10-K of InterContinental Life Corporation for the fiscal years ended December 31, 2000, 1999 and 1998 are hereby incorporated by reference.

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-K, the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may effect the ability of FIC to sell its products, the market value of FIC's investments and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of FIC's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.

                                     PART I

Item 1. Business

General

Financial Industries Corporation ("FIC", the "Company" or the "Registrant") is a holding company primarily engaged in the life insurance business through its indirect ownership of 100% of Family Life Insurance Company ("Family Life") and its approximately 48.3% interest in InterContinental Life Corporation ("ILCO"), also a holding company primarily engaged in the life insurance business.

The Registrant was organized as an Ohio corporation in 1968 and was reincorporated in Texas in 1980. Its executive offices are located at 6500 River Place Boulevard, Building One, Austin, Texas 78730. Through 1984, FIC's principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. During the period from 1985 to 1987, FIC acquired its equity interest in ILCO, which is currently approximately 48.3%.

FIC, ILCO and their insurance subsidiaries have substantially identical managements. Officers allocate their time between FIC and ILCO in accordance with the comparative requirements of both companies and their subsidiaries. The Roy F. and Joann Cole Mitte Foundation (the "Foundation"), a charitable entity exempt from federal income tax under section 501(a) of the Internal Revenue Code (the "Code") as an organization described in section 501(c)(3) of the Code, owns 30.71% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, the Company and their insurance subsidiaries, and his wife, Joann Cole Mitte. FIC owns Family Life Insurance Company, a Washington domiciled underwriter of mortgage protection life insurance.

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

Acquisition of ILCO. In January, 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 6, 2001, FIC owned, directly and indirectly through Family Life, approximately 48.3% of the outstanding shares of ILCO's common stock. Prior to September 30, 1998, FIC held options to acquire up to 1,702,155 additional shares of ILCO's common stock. The consideration for the options, which were granted in 1986, was FIC's granting to ILCO a loan in the principal amount of $1.2 million, FIC's agreement to guarantee future loan obligations of ILCO and FIC's agreement to guarantee ILCO's lease obligation on its headquarters building upon demand. As described under the heading "The ILCO Senior Loan", the Senior Loan of ILCO was fully repaid on September 30, 1998. Accordingly, FIC's rights under the 1986 option agreement expired on September 30, 1998.

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

b. Investors-NA and Investors-CA. In December, 1988, ILCO, through Standard Life, purchased Investors Life Insurance Company of California ("Investors-CA") and Investors-NA from CIGNA Corporation for a purchase price of $140 million.

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

Merger of ILIC and Investors-Indiana. In December, 1997, InterContinental Life Insurance Company ("ILIC"), a subsidiary of ILCO, transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities.

Business of Family Life Insurance Company

Family Life, which was organized in the State of Washington in 1949, specializes in providing mortgage protection life and accidental death insurance and annuity products to mortgage borrowers of financial institutions. Family Life has policies in force with customers of approximately 82 financial institutions, of which approximately 49 actively provide Family Life with regular updating of their lists of borrowers.

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

Family Life has annuity products and a variety of life insurance products, including decreasing term life insurance, universal life insurance, ten-year level term products and a whole life insurance product.

Family Life is licensed to sell mortgage life insurance products in 49 states and the District of Columbia. In 2000, premium income from these products was derived from all states in which Family Life is licensed, with significant amounts derived from Texas ( 26%), California ( 25%) and Florida ( 5%). Family Life's primary distribution channel is its agency force of approximately 340 career agents (at December 31, 2000), who are organized into 28 regions. Most of the career agents sell mortgage life insurance products exclusively for Family Life. The mortgage life insurance business is very fragmented. Family Life believes that it is among the larger writers of agent sold mortgage life insurance in the United States and the only nation-wide agent-sold life insurance company operating through leads from financial institutions. Many of Family Life's competitors are life insurance companies with more resources than Family Life and whose mortgage life insurance business represents only a small portion of their total business.

During 2000, Family Life continued the expansion of its distribution system, to recruit agents whose product portfolio includes a broader range of life and annuity products, in addition to the traditional mortgage protection life insurance products offered by Family Life. While Family Life's traditional sales force consists of agents who are contracted exclusively with the company, agents who participate in the expanded distribution system may have selling relationships with other insurers in addition to Family Life. During 2000, Family Life recruited 410 agents for this marketing effort.

At December 31, 2000, the number of employees within FIC and its subsidiaries, together with the employees of ILCO's insurance subsidiaries, was approximately 286 and the number of regional vice presidents employed by the life insurance subsidiaries of the Company and ILCO was 40.

Business of InterContinental Life Corporation

ILCO was incorporated in 1969 under the laws of New Jersey. In June, 1997, ILCO transferred its domicile to the State of Texas. Its executive office is located at 6500 River Place Boulevard, Building One, Austin, Texas 78730.

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

Principal Products. ILCO's insurance subsidiaries are engaged primarily in administering existing portfolios of individual life insurance and accident and health insurance policies and annuity products. Approximately 79 % of the total collected premiums for 2000 were derived from renewal premiums on insurance policies and annuity products sold by ILCO's insurance subsidiaries prior to their acquisition by ILCO.

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

Direct statutory premiums received from all types of universal life products were $36.3 million in 2000, as compared to $ 35.6 million in 1999 and $38.9 million in 1998. Investors-NA received reinsurance premiums from Family Life of $3.5 million in 2000, pursuant to the reinsurance agreement for universal life products written by Family Life. In 2000, premium income from all life insurance products was derived from all states in which ILCO's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), California (8%), Ohio (8%) and New Jersey (7%).

ILCO's insurance subsidiaries receive premium income from health insurance policies. In 2000, premium income from all health insurance policies was $0.7 million, as compared to $0.8 million in 1999 and $1.0 million in 1998. The health insurance business of ILCO's subsidiaries is 100% reinsured with a third party reinsurer. In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which most of the contractual obligations and risks under accident and health and disability income insurance policies were assumed by a third party reinsurer. The transfer was effective as of July 1, 1997. The decision to dispose of this book of business was based on ILCO's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of ILCO's subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the ILCO subsidiaries was $6,327,504.

Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment Management, Inc. As of December 31, 2000, the assets held in the separate account were $42.3 million. During 2000, the premium income realized in connection with these variable annuity policies was $85,402, which was received from existing contract owners.

Investors-NA also maintains a closed variable annuity separate account, with approximately $16.6 million of assets as of December 31, 2000. The separate account was closed to new purchases in 1981 as a result of an IRS ruling which adversely affected the status of variable annuity separate accounts which invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

For the past several years, ILCO's life company subsidiaries expanded their marketing efforts in the fixed annuity market. Direct deposits from the sale of fixed annuity products were $10.6 million in 2000, as compared to $7.6 million in 1999 and $6.1 million in 1998. Investors-NA also received reinsurance premiums from Family Life of $1.2 million in 2000, pursuant to a reinsurance agreement for annuity products between Investors-NA and Family Life Insurance Company.

During the fourth quarter of 1998, Investors-NA developed a group deposit administration product, designed for use in connection with the funding of deferred compensation plans maintained by government employers under section 457 of the Internal Revenue Code. The company has established a marketing relationship with a third-party administrator based in San Antonio, Texas, which has established relationships with school districts in Texas and Louisiana. Enrollments under the program commenced during 1999, which contributed $0.9 million of the annuity premiums for that year. Annuity premiums for the year 2000 totaled $1.5 million.

During 1999, a marketing subsidiary of the Company entered into a marketing agreement with a third- party life insurance company. The marketing agreement makes available, to appointed agents of the Company's life insurance subsidiaries, a portfolio of term life insurance products not currently being offered by the subsidiaries. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company's appointed agents receive commissions on the sales of these products and the Company's marketing subsidiary receives an override commission. This initiative was expanded during the year 2000 to include a substantially similar arrangement with another third-party life insurance company.

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

In December, 1997, ILIC transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 47 states and the District of Columbia. As of December 31, 2000, it had assets of $170.0 million and capital and surplus of $26.3 million.

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

The investment objective of Family Life and ILCO's insurance subsidiaries emphasizes the selection of short to medium term, high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. At December 31, 2000, only 4.4% of ILCO's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 0.3% of ILCO's total assets at December 31, 2000. ILCO had investments in debt securities of affiliated companies aggregating approximately $35.3 million as of December 31, 2000. Family Life does not have investments in mortgage loans, real estate, non-investment grade debt securities or affiliates' debt securities.

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $22.4 million and $175.7 million, respectively, and mortgage-backed pass-through securities of $8.6 million and $42.9 million, respectively, at December 31, 2000. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 43.25% of the book value of FIC's mortgage-backed securities and 45.7% of the book value of ILCO's mortgage-backed securities at December 31, 2000, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At December 31, 2000, PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 56.75% of the book value of FIC's mortgage-backed securities and approximately 45.7% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 15.4% of the book value of FIC's mortgage-backed securities and approximately 34.7% of the book value of ILCO's mortgage-backed securities at December 31, 2000. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Neither FIC nor ILCO had any z-accrual bonds as of December 31, 2000. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages.

FIC and ILCO do not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

ILCO and FIC do not make new mortgage loans on commercial properties. Substantially all of ILCO's mortgage loans were made by its subsidiaries prior to their acquisition by ILCO. At December 31, 2000, none of the mortgage loans held by ILCO had defaulted as to principal or interest for more than 90 days, and none of the ILCO's mortgage loans were in foreclosure.

Another key element of FIC's and ILCO's investment strategy is to avoid large exposure in other investment categories which management believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 0.2% of ILCO's invested assets and none of FIC's invested assets at December 31, 2000.

ILCO's subsidiaries also make investments in real property, subject to regulatory limitations. In October, 1998, Investors-NA purchased River Place Pointe, two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors-NA has obtained approval of a site plan development proposal for these tracts. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first phase of the Project, which consists of two office buildings, an associated parking garage, and related infrastructure was completed during 2000. The second phase of construction, which includes two more office buildings, is in progress and Investors-NA expects completion of this phase by the end of the second quarter of 2001.

FIC and ILCO have established and staffed an investment department, which manages portfolio investments and investment accounting functions for their life insurance subsidiaries.

Agency Operations

The products of FIC's and ILCO's insurance subsidiaries are marketed and sold through two divisions:

A.       Investors Life Distribution System

ILCO's insurance subsidiaries collectively market through the "Investors" distribution system. Independent non-exclusive agents, general agents and brokers are recruited nation-wide to sell the products. Such agents and brokers also sell insurance products for companies in competition with ILCO's insurance subsidiaries. In order to attract agents and enhance the sale of its products, the Company's insurance subsidiaries pay competitive commission rates and provide other sales inducements. The Investors sales distribution system is presently concentrating its efforts on the promotion and sale of universal life, term life and fixed annuity products.

Marketing and sales for all of the Company's insurance subsidiaries are directed by the Executive Vice President of Marketing and Sales. The Senior Vice President for Investors Sales directs Regional Vice Presidents who are responsible for the recruitment and maintenance of the general agents and managing general agents for individual insurance sales. During 1999, the Company implemented a plan to restructure the compensation arrangements for Regional Vice Presidents, so as to emphasize the role of personal production by the RVPs. The effect of this plan during the year 2000 was to lower fixed costs for distribution of the Company's products.

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

In advance of the passage of the Financial Services Modernization Act (the "Act") in 1999 (for a discussion of the provisions of this new law, refer to the section entitled "Regulation"), Family Life established a task force to develop new lead sources for its agents. Since Family Life uses leads from financial institutions, restrictions under the Act on the type of information which a financial institution may provide to Family Life may have an adverse impact on its traditional sales methods. Although Family Life continues to focus on its traditional sales approach, it has established a supplemental leads program, whereby third parties supply leads obtained from public records (e.g. county loan records). Family Life has also developed a strategy to work with lenders as "setup only", whereby the mortgage institution does not furnish leads, but will collect and remit premiums. Finally, Family Life is developing new sales methods, including direct mailings and direct telephone leads. The Act provides that various Federal agencies are to adopt regulations implementing the purposes of the Act. The adopted regulations are not going to take effect on the insurance industry until July 1, 2001.

Beginning in 1998, Family Life expanded its distribution system, to recruit agents whose product portfolio includes a broader range of life and annuity products, in addition to the traditional mortgage protection life insurance products offered by Family Life. While Family Life's exclusive sales force consists of agents who are contracted exclusively with the company, agents who participate in the expanded distribution system may have selling relationships with other insurers in addition to Family Life. During 2000, Family Life recruited 438 agents for this marketing effort.

In October, 1999, a marketing subsidiary of Investors Life entered into a marketing agreement with a third- party life insurance company. The marketing agreement makes available to appointed agents of the Investors Life and Family Life a portfolio of term life insurance products not currently being offered by those companies. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company's appointed agents receives commissions on the sale of these products and the marketing subsidiary receives an override commission.

Sales and Marketing for Family Life is directed by the Executive Vice President of Marketing and Sales. Reporting to the Executive Vice President, the Senior Vice President of Marketing heads the Family Life marketing organization which is focused on the development and maintenance of contractual agreements with the financial institutions which provide referrals to, and collect monthly premiums from, their borrowers for Family Life insurance plans. The Senior Vice President for Family Life Sales directs 28 Regional Vice Presidents. Currently, the Family Life distribution system consists of 159 District Sales Managers and 179 active career agents.

Data Processing

Since December, 1994, the data processing needs of ILCO's and FIC's insurance subsidiaries have been provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a subsidiary of FIC. See
Item 13 - Certain Relationships and Related Transactions with Management.

As the provider of data processing for the Company and its subsidiaries and affiliates, FIC Computer Services, Inc. utilizes a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations.

 In response to the potential operations and policy administration problems caused by the computer calendar change on January 1, 2000, the management of the Company instructed FIC Computer Services, Inc. to analyze its system capabilities and the operational requirements of the Company and its respective subsidiaries and affiliates with respect to the Y2K problem. The Company developed a Year 2000 Plan and began the major work under the Plan in 1997. The work, including extensive testing of the converted systems, was completed during the fourth quarter of 1999. The Company did not experience any material disruptions in the processing of its business as a result of the Year 2000 date change.

Under the Year 2000 Plan, FIC Computer Services, Inc. utilized its own personnel, acquired Y2K compliant operating software, and engaged the assistance of outside consultants to facilitate the systems conversions and modifications. For the twelve month period ended December 31, 1999, the Company incurred an after tax cost of approximately $195,000 in connection with the Year 2000 Plan, as compared to an after tax expense of approximately $158,000 for the year ended December 31, 1998. In the year December 31, 2000, the Company incurred $90,000 in expenses related to the Year 2000 Plan, in connection with bonus payments made to management employees for Year 2000 Plan-related work.

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

Reinsurance and Reserves

In accordance with general practices in the insurance industry, Family Life and ILCO's insurance subsidiaries limit the maximum net losses that may arise from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained by Family Life and the ILCO subsidiaries with the excess being ceded to a reinsurer at a premium set forth in a schedule based upon the age and risk classification of the insured. The reinsurance treaties provide for allowances that help Family Life and ILCO's insurance subsidiaries offset the expense of writing new business. Family Life generally retains the first $200,000 of risk on the life of any one individual. Investors-IN generally retains the first $100,000 of risk on the life of any individual, depending on the type of coverage being written. Investors-NA generally retains the first $100,000 to $250,000 of risk on the life of any individual.

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

To effectuate the transaction,  FIC organized two downstream  holding companies:
Family Life Corporation ("FLC"), and Family Life Insurance Investment Corporation ("FLIIC"). FLIIC was organized as a wholly- owned subsidiary of FIC and, in turn, was issued all of the outstanding shares of FLC. FLC purchased 250,000 shares of common stock, being all of the outstanding shares, of Family Life from Merrill Lynch for an $84 million cash payment (including $14 million that had been borrowed by FLIIC from an affiliate of Merrill Lynch) and a $30 million senior subordinated note. Following the purchase of the Family Life shares by FLC, Family Life issued 250,000 previously unissued shares of its common stock to FLC for a $2.5 million cash payment and immediately thereafter redeemed from FLC 250,000 shares of its common stock that had been purchased by FLC from Merrill Lynch. The consideration paid to FLC by Family Life for said redeemed shares consisted of $2.5 million cash, a newly issued surplus debenture (an instrument having certain restrictions on payment for the protection of policyholders) in the principal amount of $97.5 million and $14 million principal value of newly issued preferred shares.

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

Family Life Senior and ILCO Subordinated Loans

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

Investors Life Subordinated Loans. The $22.5 million subordinated senior note issued by FLC to Investors-NA was originally scheduled to mature on June 12, 1998, with principal payments in four equal semi-annual principal installments of $5,625,000 each on December 12, 1996, June 12, 1997, December 12, 1997 and
June 12, 1998. Interest is payable semi-annually, at the rate of 11% per annum. Effective as of June 12, 1996, the note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996. The final quarterly principal payment is due on September 12, 2001. The interest rate on the note remained at 11%.

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

As of December 31, 2000, the outstanding principal balance of the Investors Life Subordinated Loans, including the loans made by Investors-NA in 1993 was $35.3 million.

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

ILCO's Senior Loan

ILCO's Senior Loan was fully repaid as of September 30, 1998. The Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, ILCO refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility were substantially the same as the terms and provisions of the 1988 Senior Loan. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan. The average interest rate paid by ILCO on its Senior Loan was approximately 7.63% during 1998.

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


Regulation

General. The Company and its insurance subsidiaries are subject to regulation and supervision at both the state and Federal level, including regulation under federal and state securities laws and regulation by the states in which they are licensed to do business. The state insurance regulation is designed primarily to protect policy owners. Although the extent of regulation varies by state, the respective state insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, licensing of agents, the regulation of trade practices and premium rates, the approval of form and content of financial statements and the type and character of investments.

These laws and regulations require the Company's insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business and their business and accounts are subject to examination by such agencies at any time. The insurance laws and regulations of the domiciliary states of the Company's insurance subsidiaries require that such subsidiaries be examined at specified intervals.

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

A number of states regulate the manner and extent to which insurance companies may test for acquired immune deficiency syndrome (AIDS) antibodies in connection with the underwriting of life insurance policies. To the extent permitted by law, the Company's insurance subsidiaries consider AIDS information in underwriting coverage and establishing premium rates. An evaluation of the financial impact of future AIDS claims is extremely difficult, due in part to insufficient and conflicting data regarding the incidence of the disease in the general population and the prognosis for the probable future course of the disease.

Risk Based Capital Requirements. The National Association of Insurance Commissioners ("NAIC") has imposed Risk-Based Capital ("RBC") requirements to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with; (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is intended to be used by insurance regulators as an early warning tool to discover potential weakly capitalized companies for the purpose of initiating regulatory action. The RBC requirements are not intended to be a basis for ranking the relative financial strength of insurance companies. The formula also defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by-state basis.

The RBC requirements provide for four different levels of regulatory attention in those states that adopt the NAIC regulations, depending on the ratio of the company's Total Adjusted Capital (which generally consist of its statutory capital, surplus and asset valuation reserve) to its Authorized Control Level RBC. A "Company Action Level Event" is triggered if a company's Total Adjusted Capital is less than 200% but greater than or equal to 150% of its Authorized Control Level RBC, or if a negative trend has occurred (as defined by the regulations) and Total Adjusted Capital is less than 250% but more than 200% of its Authorized Control Level RBC. When a Company Action Level Event occurs, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. A "Regulatory Action Level Event" is triggered if a company's Total Adjusted Capital is less than 150% but greater than or equal to 100% of its Authorized Control Level RBC. When a Regulatory Action Level Event occurs, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. An "Authorized Control Level Event" is triggered if a company's Total Adjusted Capital is less than 100% but greater than or equal to 70% of its Authorized Control Level RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. A "Mandatory Control Level Event" is triggered if a company's total adjusted capital is less than 70% of its Authorized Control Level RBC, and the regulatory authority is mandated to place the company under its control.

Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 2000 indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries is above 560% of its respective Authorized Control Level RBC.

Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. For the year ended December 31, 2000, Family Life and ILCO's insurance subsidiaries received credits on their guaranty fund assessment returns, in the amount of $54,344 and $24,136, respectively. Those amounts are net of the amounts that can be offset against future premium taxes and, in the case of Family Life, the amount is also net of the amount that can be recovered from Merrill Lynch pursuant to the Stock Purchase Agreement between FIC and Merrill Lynch. See "Acquisition of Family Life." The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of FIC and ILCO.

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

Principal and interest payments on the surplus debenture have provided sufficient funds to meet debt service obligations of FLC. Under the provisions of the surplus debenture and current law, Family Life can pay interest and principal on the surplus debenture without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to the payment of interest or principal on the surplus debenture, the statutory capital and surplus of Family Life exceeds 6% of its assets. Pursuant to the surplus debenture, Family Life paid principal and interest in 1998, 1999 and 2000 totaling $11,564,978, $10,754,978 and $8,982,244 respectively. Family Life does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debenture in accordance with an agreement between Family Life and the Department. The Company does not anticipate that, for the foreseeable future, Family Life will have any difficulty in making payments to Family Life Corporation in amounts sufficient to enable Family Life Corporation to service its indebtedness, either by payments of principal and interest by Family Life on the Surplus Debenture or partial redemptions by Family Life of its redeemable preferred stock.

Valuation Reserves. Life insurance companies are required to establish an Asset Valuation Reserve ("AVR") consisting of two components: (i) a "default component," which provides for future credit-related losses on fixed maturity investments, and (ii) an "equity component," which provides for losses on all types of equity investments, including equity securities and real estate. Insurers are also required to establish an Interest Maintenance Reserve ("IMR"), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect the financial statements prepared in accordance with GAAP. Management believes that the combination of the AVR and IMR will affect statutory capital and surplus and may reduce the ability of the Company's insurance subsidiaries to pay dividends to ILCO.

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

Privacy Legislation. On November 12, 1999, President Clinton signed into law the Financial Services Modernization Act (referred to in this paragraph as the "Act") of 1999, implementing fundamental changes in the regulation of the financial services industry in the United States. In general, the Act provides that financial institutions have certain obligations with respect to the maintenance of the privacy of customer information, so as to insure the security and confidentiality of customer records and information, to protect against any anticipated threats or hazards to the security or integrity of these records and to protect against unauthorized access or use of these records or information which could result in substantial harm or inconvenience to any customer. In addition, the Act places new restrictions on disclosure of nonpublic personal information to third party institutions seeking to utilize such information in connection with the sale of products or services. A financial institution may disseminate certain types of customer information to nonaffiliated third parties if the institution provides clear and conspicuous disclosure of the institution's privacy policy and the customer authorizes the release of certain information to third parties. Where the customer permits the release of the information, the Act restricts disclosure of information that is non-public in nature but does not prohibit the release of information which can be obtained from public sources. The passage of the Act and regulations pertaining thereto may adversely affect FIC's insurance subsidiaries from utilizing certain sales methods; however, at this time, FIC is unable to determine to what extent the final regulations will impact the sales practices of FIC's insurance subsidiaries.

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

Federal Income Taxation. The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Family Life can pay. For the years ended December 31, 1998, 1999 and 2000, the decreases in Family Life's current income tax provisions, utilizing the effective tax rates, due to this change were $89,034 , $78,759 and $177,038 respectively. The change has a negative tax effect for statutory accounting purposes when Family Life's premium income increases, but has a positive tax effect when its premium income decreases.

The Company and Family Life filed a consolidated federal income tax returns for the years 2000 and 1999.


                               Segment Information

The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 2000.

Item 2.  Properties

ILCO's home office is located at River Place Pointe, 6500 River Place Blvd., Building One, Austin, Texas. River Place Pointe was purchased by Investors-NA on October 29, 1998. It consists of two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first phase of the Project, which consists of two office buildings, an associated parking garage, and related infrastructure was completed during 2000. The second phase of construction, which includes two more office buildings, is in progress and Investors-NA expects completion of this phase by the end of the second quarter of 2001. ILCO, FIC and their insurance subsidiaries occupy almost the entire Building One of River Place Pointe, consisting of approximately 74,021 square feet of space.

Family Life leases its home offices at the Sedgwick James Building, 2101 Fourth Avenue, in Seattle, Washington. The lease currently covers approximately 7,776 rentable square feet of office space for a term expiring on October 31, 2001. Family Life is in the process of renewing this lease for a two year period commencing on November 1, 2001 and expiring on October 31, 2003. The base rental for the renewal paid will be approximately $16,362 per month, which includes Family Life's proportionate share of the building's operating expenses, including utilities, property taxes, insurance, maintenance and management. Actual increases from those initial operating expenses during the lease term are passed on to Family Life on a proportionate basis.

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

Additionally, ILCO's insurance subsidiaries are regularly involved in litigation, both as a defendant and as plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance protection products. We do not believe that such litigation, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000, to a vote of security holders.

                                     PART II


Item 5. Market for the  Registrant's  Common Stock and Related
 Security  Holder Matters

A.  Market Information

FIC's  common stock is traded in the Nasdaq  Small-Cap  Market  (NASDAQ  symbol:
FNIN). The following table sets forth the quarterly high and low sales prices for FIC common stock for 2000 and 1999. Quotations are furnished by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

                                              Common Stock
                                                 Prices
                                         High               Low
2000
         First Quarter                 $10.50              $7.25
         Second Quarter                 10.50               8.00
         Third Quarter                   9.50               7.875
         Fourth Quarter                 10.00               8.500


1999
         First Quarter                 $17.375            $12.00
         Second Quarter                 14.00               7.625
         Third Quarter                  15.50               8.00
         Fourth Quarter                 10.75               9.25



B.  Holders

As of March 6, 2001 there were approximately 14,736 record holders of FIC common stock.

C.  Dividends

In the year 2000, FIC paid a cash dividend in the amount of $.18 per share, which was payable on April 12, 2000, to shareholders of record on April 5, 2000.

The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its operating insurance subsidiary or subsidiaries. The right of Family Life to pay dividends is restricted by the insurance laws of its domiciliary state. See Item 1. Business
- - Regulation - Surplus Debentures and Dividends. However, FIC does not directly own Family Life's stock but, instead, indirectly owns that stock through a downstream holding company, Family Life Corporation ("FLC"). FLC, which holds all of the stock of Family Life, is restricted from paying dividends on its common stock by the provisions of the notes from Investors-NA. FIC (as the successor to the obligations of FLIIC under the provisions of the $4.5 million subordinated note held by Investors-NA), is prohibited from paying dividends on its stock by the provisions of the $4.5 million subordinated note. In order to provide for the payment of the $.18 per share annual dividend payable on April 12, 2000, FIC requested a waiver from Investors-NA of the above-described restrictions of the loan agreements. Investors-NA granted the requested waiver, thereby permitting FIC to make the dividend payment to its shareholders.

The ability of ILCO to pay dividends to FIC and the other shareholders of ILCO is affected by the receipt of dividends and other payments from its insurance subsidiaries.

Item 6.  Selected Financial Data: (Registrant and its Consolidated Subsidiaries)

                                                  (In thousands, except per share data)

                                        2000          1999         1998            1997          1996

Operating Revenues                  $ 44,418      $ 46,244     $ 52,293         $ 63,343      $ 59,928
Income before federal
 income tax, equity in net
 earnings of affiliates                6,482         7,013        8,973           13,411         9,791
Income before equity in
 net earnings of affiliates            5,198         5,839        6,605            9,870         7,145
Equity in net earnings of
 affiliate, net of tax                 3,581         3,310        2,613            6,458         9,012
Net Income                          $  8,779      $  9,149     $  9,218         $ 16,328      $ 16,157
Common Stock and
 Common Stock                          5,163         5,200        5,557            5,589         5,568
 Equivalents
Net income per share
Basic                              $   1.74      $   1.81     $   1.71         $   3.01      $   2.98
Diluted                            $   1.70      $   1.76     $   1.66         $   2.92      $   2.90

Total Assets                       $300,766      $294,054     $301,738         $304,324      $287,730

Long Term Obligations              $ 35,349      $ 41,497     $ 47,645         $ 53,792      $ 59,940


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of FIC's financial condition and results of operations.

                           Forward-Looking Statements


Except for historical factual information set forth in this Management's Discussion and Analysis, the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may effect the ability of FIC to sell its products, the market value of FIC's investments and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's insurance products;
(5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of FIC's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.
                                      -28-

Results of Operations - Three Years Ended December 31, 2000, 1999 and 1998

For the year ended December 31, 2000, FIC's net income was $8,779,000 (basic earnings of $1.74 per common share or diluted earnings of $1.70 per common share) which was a decrease as compared to $9,149,000 (basic earnings of $1.81 per common share or diluted earnings of $1.76 per common share) for the year ended December 31, 1999 and $9,218,000 (basic earnings of $1.71 per common share or diluted earnings of $1.66 per common share) for the year ended December 31, 1998. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard (FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. Net income for the year 1999 was affected by the inclusion of $629,000 of gain from the sale of real estate located in Jackson, Mississippi.

Premiums for the year 2000, net of reinsurance ceded, were $33.1 million, as compared to $33.96 million for the year 1999 and $38.4 million for the year 1998. This source of revenue is related to Family Life's traditional life insurance book of business, especially Family Life's decreasing term products. The first year premiums for 2000 were relatively level with 1999. The decrease in first year premiums from 1998 to 1999 of $0.7 million was related to higher level of new sales in 1998. The level of, renewal premiums for the year 2000 was $0.6 million lower than for the year 1999, and the level for the year 1999 was $3.7 million lower that for the year 1998. The decrease in renewal premium is attributable to the decrease in the traditional life insurance book of business.

The net investment income was approximately level from 1999 to 2000 mainly due to the long term portfolio remaining level while short term investments were decreasing and the short term rates were increasing. The net investment income for 1999 was $6.9 million as compared to $7.8 million in 1998. There was a decrease of approximately $0.9 million from 1998 to 1999.

Earned insurance charges for 2000 were $4.3 million, as compared to $4.8 million in 1999 and $6.0 million in 1998. This source of revenue is related to the universal life insurance and annuity book of business of Family Life. The amount is consistently decreasing because Family Life Insurance Company reinsures all of its universal life and annuity business with Investors-NA. As a result, earned insurance charges are affected by a decreasing block of business.

Policyholder  benefits and expenses were $13.5 million in 2000, as compared to $
12.9 million in 1999 and $14.9 million in 1998. The $600,000 increase in policyholder benefits and expenses from 1999 to 2000 is due to an increase in policyholder expenses. The $2.0 million decrease in policyholder benefits and expenses from 1998 to 1999 is due to a decrease in the reserves of $2.8 million., which is related to a lower level of premiums, and an increase in death claims of $1.1 million.

Interest expense on contract holders deposit funds was $2.2 million in each of the years 2000 and 1999, as compared to $2.4 million in 1998. This expense is related to the universal life book of business, which was a relatively level amount during the three-year period.

In 2000, the amortization of present value of future profits of acquired business was $3.7 million as compared to $5.2 million in 1999 and $6.1 million in 1998. The amortization of present value of future profits decreased by $1.5 million in 1999 to 2000 and $958,000 from 1998 to 1999. These decreases in amortization were expected and should continue to decrease as the underlying asset, present value of future profits decreases.

The amortization of deferred policy acquisition costs was $5.3 million in 2000, as compared to $5.2 million in 1999 and $5.2 million in 1998. The increase in amortization of $171,000 from 1999 to 2000 can be attributed to the capitalization of expenses incurred in connection with the writing of new business.

The operating expenses for 2000 were $11.4 million, as compared to $11.7 million on 1999 and $11.8 million in 1998. The decrease in operating expenses of $365,000 from 1999 to 2000 is due to a reduction of overall operating expenses in 2000 and the reduction of Y2K conversion expenses incurred in 2000 as compared to 1999's expenses. The experience of level expenses from 1998 to 1999 was due to a reduction of overall operating expenses in 1999 offset by the additional costs relating to the Y2K conversion.

Interest expense for 2000 was $1.9 million, as compared to $2.4 million in 1999 and $2.9 million in 1998. The continued decrease of interest expenses from 1999 to 2000 is consistent with the scheduled pay down of FIC's debt to Investors-NA.

The provision for federal income taxes was $1.28 million in 2000 as compared to $1.17million in 1999 and $2.37 million in 1998. The provision for federal income taxes for the years 2000 and 1999 is substantially lower that for 1998, due to the utilization in 1999 and 2000 of the small company deduction by Family Life Insurance Company. That deduction was not available to Family Life in the year 1998 under the applicable federal income tax rules. The availability of the deduction reduced federal income taxes by $600,000 in 1999 and $400,000 in 2000.


          Results of Operations - Three Months Ended December 31, 2000
             as compared to the Three Months Ended December 31, 1999

For the three-month period ended December 31, 2000, FIC's net income was $2.193 million (basic and diluted earnings of $0.85 per common share) on revenues of $10.649 million as compared to the net income of $2.604 million (basic earnings and diluted earnings of $1.02 per common share) on total revenues of $11.169 million in the last three months of 1999. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard (FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

            Equity in Net Income of InterContinental Life Corporation


General

Prior to the acquisition of Family Life in June of 1991, FIC's primary involvement in the life insurance business was through its equity interest in ILCO. For the year 2000, the Company's equity in the net earnings of ILCO, net of federal income tax, was $3,581,000 ,which was an increase as compared to $3,310,000 for the year 1999 and $2,613,000 for the year 1998. The increase in equity income from ILCO of $271,000 from 1999 to 2000 is due to an increase in the percentage ownership FIC has in ILCO and is partially offset by a decrease in ILCO's net income. The equity income from ILCO of $697,000 from 1998 to 1999 can be attributed to an increase in ILCO's net income of $1.6 million from 1998 to 1999.

FIC currently owns 3,590,592 shares of ILCO's common stock. In addition, Family Life currently owns 343,400 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 3,932,692 shares (approximately 48.3%) of ILCO's common stock.

FIC carries its investment in ILCO on the equity method of accounting. At December 31, 2000, FIC's investment in affiliate was valued at $79.1 million. The book value of ILCO's common stock at December 31, 2000 was $19.70 per share, which is substantially above the market value ($9.50) of ILCO's common stock on that same date. The applicable accounting standards permit FIC to carry its investment in ILCO on the equity method of accounting, without any adjustment to reflect the difference between book value and market value. Under certain circumstances, Accounting Principles Board Opinion 18 ("APB 18") and Staff Accounting Bulletin Topic 5.M ("SAB 5.M") require an adjustment to earnings where the value of an investment is deemed to have decreased on an other than a temporary basis. Application of the "other than temporary" provisions of APB 18 and SAB 5.M to FIC's investment in ILCO would potentially result in a charge to earnings in some future period. The amount of such charge would be based primarily upon the market price of ILCO's common stock, which ranged from $9.313 per share to $14.56 per share during the first quarter of 2001. Based on that range of market prices, the range of possible impairment charges which might result would be from $20.22 million to $39.36 million, net of tax.

However, management believes that an adjustment to earnings is neither required nor appropriate under the provisions of APB 18 and SAB 5.M. In addition, management notes that FIC and ILCO are currently parties to an Agreement and Plan of Merger whereby ILCO would become a wholly- owned subsidiary of FIC. FIC believes that it is probable that the merger will be consummated. After the merger, FIC will include ILCO in its consolidated financial statements. FIC expects to recover the cost of its investment in ILCO from the realization of ILCO's net assets through consolidation.

Further, in the event that the merger transaction were not completed, ILCO has the ability to resume its stock repurchase plan. If ILCO were to make additional purchases under that plan, the additional purchases would reduce the number of ILCO's outstanding shares, thereby increasing the percentage of FIC's ownership interest in ILCO. Alternatively, FIC could purchase shares of FIC in the open market or in negotiated transactions to increase the percentage of its ownership in ILCO. In the event that the ownership percentage were to be increased to more than 50%, FIC would include ILCO in its consolidated financial statements, which would produce the results described in the preceding paragraph.

In the event that none of the above-described events were to occur and FIC was required to recognize an earnings charge for an "other than temporary" impairment, the ability of FIC to record on an equity basis its interest in the net earnings of ILCO may be limited by the future market value of ILCO's common stock. Since the amount of any such adjustments would be dependent upon the future market value of ILCO's common stock, FIC's management is not able to estimate the potential range of charges which might occur in future periods.

The decrease in long-term interest rates during the last part of the year 2000, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of ILCO's investment portfolio. As of December 31, 2000, the market value of the fixed maturities available for sale segment was $440.7 million as compared to an amortized cost of $437.0 million, or an unrealized gain of $3.7 million. Since FIC owns approximately 48.3% of the common stock of ILCO, such unrealized gains, net of tax, are reflected in FIC's investment in affiliate and accumulated other comprehensive income, and had the effect of increasing the reported value of such equity interest by approximately $1.2 million.

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


Liquidity and Capital Resources of ILCO

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Historically, our principal cash flow sources have been from periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with our various life insurance and annuity products. Our product liabilities include the payment of benefits under life insurance and annuity products, as well as the payment of policy surrenders, withdrawals and policy loans.

ILCO is an insurance holding company. The principal assets of ILCO consist of the outstanding capital stock of Investors-NA and its subsidiary, Investors-IN. Prior to June 30, 2000, ILCO's principal source of liquidity consisted of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 2000, the outstanding principal balance of the Surplus Debentures was completely paid off. For periods subsequent to June 30, 2000, ILCO's available source of liquidity is dividends paid to it from its subsidiaries. Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Investors-NA to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, its domiciliary state. The Washington insurance law limits how and when Investors-NA can pay shareholder dividends by including the "greater of" standard for payment of dividends to shareholders, and requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of December 31, 2000, Investors-NA had earned surplus of $69.1 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $ 23.8 million at December 31, 2000.

The Form 10-Ks of ILCO for the years ended December 31, 2000, 1999 and 1998, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-K reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.


                         Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consists of cash flow from operations of its subsidiaries and the proceeds from bank and institutional borrowings.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 2000, the statutory capital and surplus of Family Life was $23.8 million, an amount substantially in excess of the surplus floor. During 2000, Family Life made principal payments of $8.0 million and interest payments of $1.0 million to Family Life Corporation under the Surplus Debenture. As of December 31, 2000, the principal balance of the Surplus Debenture was $5.9 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

Washington's insurance code includes the "greater of" standard for dividends but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Family Life to make principal and interest payments under the Surplus Debenture is not affected. The Company does not anticipate that, for the foreseeable future, Family Life will have any difficulty in making payments to Family Life Corporation in amounts sufficient to enable Family Life Corporation to service its indebtedness, either by payments of principal and interest by Family Life on the Surplus Debenture or partial redemptions by Family Life of its redeemable preferred stock.

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

FIC's net cash flow provided by operating activities was $7,000 for the year 2000, as compared to $2.6 million for the year 1999 and $6.0 million in 1998. The decrease from 1999 to 2000 can be attributed to an increase in receivables of $3.3 million in 2000 as compared to a $1.5 million increase in 1999. This change is attributable to the reinsurance receivable from the universal life and annuity business reinsured by Family Life with Investors-NA. In addition, the change in cash flow provided by operating activities for the year 2000 was adversely affected by a decrease in the amortization of the present value of future profits and the amortization of deferred policy acquisition costs.

Net cash flow used in financing activities was ($7.05) million in 2000, as compared to ($6.15) million in 1999 and ($13.10) million in 1998. The increase for the year 2000 in cash used in financing activities is due to the cash dividend paid to the FIC stockholders.

The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July, 1993) relate to: (i) the $22.5 million note issued by Family Life Corporation to Investors Life Insurance Company of North America and (ii) the $34.5 million loaned by Investors-NA to two subsidiaries of FIC.

Management believes that its cash, cash equivalents and short term investments of FIC and its subsidiaries are sufficient to meet the needs of its business and to satisfy debt service.


                                   Investments

As of December 31, 2000, the Company's investment assets totaled $99.1 million, as compared to $105.95 million in 1999.

The level of short-term investments at the end of 2000 was $15.6 million, as compared to $24.8 million as of December 31, 1999. The fixed maturities available for sale portion represents $79.8 million of investment assets as of December 31, 2000, as compared to $77.5 million at the end of 1999. The amortized cost of fixed maturities available for sale as of December 31, 2000 was $78.2 million representing a net unrealized gain of $1.6 million. This unrealized gain principally reflects changes in interest rates from the date of purchase of the related investments.

The decrease in long-term interest rates during the last part of the year 2000, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the Company's portfolio. As of December 31, 2000, the market value of the fixed maturities available for sale segment was $79.8 million as compared to an amortized value of $78.2 million, or a realized gain of $1.6 million.

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

The fixed maturities portfolio of Family Life, as of December 31, 2000, consisted solely of fixed maturities investments which, in the annual statements of the companies, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

Prior to December, 1999, FIC owned several parcels of real estate in Jackson, Mississippi, adjacent to an office building known as the Standard Life Building, which building was owned by Investors-NA. On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and FIC sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000.00, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors-NA claimed an income tax deduction on its 2000 tax return for the donation of the Standard Life Building of $864,231, The donation and sale transaction referenced above resulted in a net of tax gain (GAAP basis) of $0.992 million for ILCO and $0.409 million for FIC (or a combined total of $1.401 million) in 1999.

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.



                          New Accounting Pronouncements


In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133, as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133", is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133". As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 did not have a material impact on the Company's results of operations, liquidity or financial position.

                                Subsequent Events

Agreement and Plan of Merger.

On January 17, 2001, FIC entered into an Agreement and Plan of Merger (the "Agreement") with ILCO and ILCO Acquisition Company ("ILCO Acquisition"), a Texas corporation and wholly-owned subsidiary of FIC. In general, the Agreement provides that, following the approval of the Agreement by the shareholders of ILCO and the approval of the issuance of shares of FIC common stock and amendment to FIC's articles of incorporation by the shareholders of FIC and the satisfaction or waiver of the other conditions to the merger: (1) ILCO Acquisition will merge with and into ILCO; and (2) ILCO Acquisition will cease to exist and ILCO will continue as the surviving corporation and as a wholly-owned subsidiary of FIC following the merger.

Upon the consummation of the merger: (1) each share of ILCO common stock issued and outstanding immediately prior to the merger, other than shares of ILCO common stock held as treasury shares by ILCO (but excluding shares of ILCO common stock held by any of ILCO's subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles) or shares of ILCO common stock held by FIC, will be converted into the right to receive 1.1 shares of FIC common stock. However, in the event of any change in FIC common stock and/or ILCO common stock prior to the merger, such as a stock split, stock dividend, subdivision, reclassification, recapitalization, combination, exchange of shares or the like, the number and class of shares of FIC common stock to be issued and delivered in the merger in exchange for each outstanding share of ILCO common stock will be adjusted so as to maintain the relative proportionate interests of the holders of ILCO common stock and FIC common stock; (2) each share of ILCO common stock, series A preferred stock and series B preferred stock of ILCO, in each case which is held as treasury shares by ILCO prior to the merger (excluding shares of ILCO common stock held by any of ILCO's subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles), and each share of ILCO common stock which is held by FIC (excluding any shares of ILCO common stock owned by any of FIC's subsidiaries) prior to the merger, will be cancelled and retired; (3) each share of common stock of ILCO Acquisition issued and outstanding immediately prior to the merger will be converted into one share of common stock of ILCO and such shares will represent all of the issued and outstanding capital stock of ILCO following the merger; and (4) shares of FIC common stock outstanding immediately prior to the merger (including shares of FIC common stock held by any subsidiary of FIC or ILCO) will remain outstanding and will be unaffected by the merger. No fractional shares of FIC common stock will be issued in the merger. A holder of ILCO common stock who would otherwise be entitled to receive fractional shares of FIC common stock as a result of the merger will receive, in lieu of fractional shares, cash in an amount equal to the average closing price per share of FIC common stock for the 30 trading days immediately prior to the merger multiplied by the fraction to which the holder would otherwise be entitled. FIC will make available to First Union National Bank, as exchange agent, from time to time sufficient cash amounts to satisfy payment for fractional shares and First Union will distribute such proceeds, without interest, to the holders of the fractional interests.

The consummation of the merger remains subject to regulatory approval, as well as to the various conditions precedent set forth in the Agreement, including the approval of certain matters by the shareholders of FIC and ILCO. For a more detailed description of the Agreement, see the complete copy of the Agreement, attached as an annex to the S-4 filed by FIC with the Securities and Exchange Commission on February 1, 2001, as amended by the S-4/A filed on March 13, 2001.

Litigation Relating to the Merger

On the day that ILCO publicly announced the formation of a special committee to evaluate a potential merger with FIC, two class action lawsuits were filed against ILCO, FIC and the officers and directors of ILCO. The actions allege that a cash consideration in the proposed merger is unfair to the shareholders of ILCO, that it would prevent the ILCO shareholders from realizing the true value of ILCO, and that FIC and the named officers and directors had material conflicts of interest in approving the transaction.

In their initial pleadings, the plaintiffs sought certification of the cases as class actions and the named plaintiffs as class representatives, and among other relief, requested that the merger be enjoined (or, if consummated, rescinded and set aside) and that the defendants account to the class members for their damages.

As of March 16, 2001, the plaintiffs have not taken any further action with respect to the litigation. The defendants believe that the lawsuits are without merit and intend to vigorously contest the lawsuits. Management is unable to determine the impact, if any, that the lawsuits will have on the results of operations of ILCO.


NASDAQ Application

On January 24, 2001, FIC submitted an application to have its common stock traded on the NASDAQ National Market under the symbol FNIN. FIC has provided Nasdaq Listing Qualifications with appropriate documentation to support its application and management expects the application process to be completed at the beginning of April, 2001.

Unsolicited Verbal Inquiries Concerning Possible Purchase of Post-Merger Company

On March 8, 2001, FIC announced that it has received unsolicited verbal indications of interest from a few companies that may be interested in acquiring FIC after completion of the merger with ILCO. The press release did not state any price ranges or other material terms. In conjunction with such indications of interest, FIC has retained Philo Smith Capital Corporation as its financial advisor to explore the possibility of a post-merger sale of FIC with these companies and to further solicit indications of interest from other companies that may have similar interests. No formal indications of interest have been received by FIC to date and FIC has not determined to sell the post-merger company.

Dividend

In March, 2001, FIC announced that its board of directors approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend is payable on April 12, 2001, to record holders as of the close of business on March 19, 2001.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

General. FIC's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the sections entitled "Acquisition of ILCO" and "Investment of Assets" in Item 1 of this report and the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Operations - Investments".

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

The primary market risk to the Company's investment portfolio is interest rate risk. Since the Company own approximately 48.3% of the common stock of ILCO, the interest rate risk of ILCO's fixed income portfolio has an effect on the value of FIC's "investment in affiliate". The Company does not use derivative financial instruments.

         Interest Rate Risk

         a.    FIC's Fixed Income Investments:

               The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $3.1 million at December 31, 2000 and $9.7 million at December 31, 1999. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and
               (iii) notes receivable from affiliates. The market value of such assets was $95.4 million at December 31, 2000 and $102.4 million at December 31, 1999.

               The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $31.6 million at December 31, 2000 and $27.3 million at December 31, 1999. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $1.4 million at December 31, 2000 and $1.9 million at December 31, 1999.

               Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders.

               The Company does not use derivative financial instruments to manager our exposure to fluctuations in interest rates.

         b.    FIC's Investment in Affiliate:

               The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $ 6.2 million at December 31, 2000 and $6.3 million at December 31, 1999.

The hypothetical effect of the interest rate risk on fair values was estimated by applying a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.

Item 8.  Financial Statements and Supplementary Data

The following Financial Statements of the Registrant have been filed as part of this report:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants, dated April 2, 2001.

2. Consolidated Balance Sheets, as of December 31, 2000 and December 31, 1999.

3. Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Directors of the Registrant

The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors, other than Messrs. M. Scott Mitte and Steven P. Schmitt, were elected at the 2000 annual shareholders meeting. Messrs. Mitte and Schmitt appointed as a directors in October, 2000, to fill a vacancies created by resignations of two directors. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.



Name              Age            Since             Director and Other Information

John D.           58             1991              Director of FIC since 1991.  Vice President, Investment
Barnett                                            Professionals, Inc. from 1996 to present. Vice President,
                                                   Investments of Prudential Securities from 1983 to 1996.

Joseph F.         62             1992              Director of FIC since February 29, 1992. Vice President
Crowe                                              of FIC from February 29, 1992 to January 3, 1997. Vice
                                                   President of ILCO from May 1991 to January, 1997.
                                                   Director of ILCO from May, 1991 until September, 1997.
                                                   Director and Executive Vice President of Investors-NA
                                                   and Investors-IN from June, 1991 to January, 1997.
                                                   Director and Executive Vice President of FLIC from June,
                                                   1991 to January, 1997.

Jeffrey H.        48             1995              Director of FIC since May, 1995.  Vice President of FIC
Demgen                                             since August, 1996.  Vice President and Director of ILCO
                                                   since August, 1996.  Director of FLIC since October,
                                                   1992.  Executive Vice President of FLIC since August,
                                                   1996.  Senior Vice President of FLIC from October,
                                                   1992 to August, 1996.  Executive Vice President and
                                                   Director of Investors - NA since August, 1996.  Senior
                                                   Vice President and Director of Investors - NA from
                                                   October, 1992 to June, 1995.  Executive Vice President
                                                   and Director of Investors-IN since August, 1996.  Senior
                                                   Vice President of Investors-IN from October, 1992 to
                                                   June, 1995.






Name                     Age         Since         Director and Other Information

Theodore A.              61          1996          Vice President and Director of FIC since August, 1996.
Fleron                                             Vice President and Director of ILCO since May, 1991.
                                                   Assistant Secretary of ILCO since June, 1990.  Senior
                                                   Vice President, General Counsel, Assistant Secretary and
                                                   Director of Investors - NA and Investors-IN since July,
                                                   1992.  Senior Vice President, General Counsel, Director
                                                   and Assistant Secretary of FLIC since August, 1996.


James M.                 57          1976          Vice President,  Treasurer and Director of FIC since
Grace                                              1976.  Vice President and Treasurer of ILCO since
                                                   January, 1985.  Executive Vice President, Treasurer and
                                                   Director of Investors-IN since 1989.  Executive Vice
                                                   President and Treasurer of Investors-NA since 1989.
                                                   Director, Executive Vice President and Treasurer of FLIC
                                                   since 1991.

M. Scott Mitte           44          2000          Director of FIC since October, 2000.  Director of ILCO
                                                   since October, 2000.  Executive Director and Vice-
                                                   President of the Roy F. and Joann Cole Mitte Foundation
                                                   since 1999.

Roy F. Mitte             68          1976          Chairman of the Board, President and Chief Executive
                                                   Office of FIC since 1976.  Chairman of the Board,
                                                   President and Chief Executive Officer of ILCO and
                                                   Investors-IN  since 1985.  Chairman of the Board,
                                                   President and Chief Executive Officer of Investors-NA
                                                   since December, 1988.  Chairman of ILG Securities
                                                   Corporation since December 1988.  Chairman of the
                                                   Board, President and Chief Executive Officer of FLIC
                                                   since June, 1991.

Frank Parker             71          1994          Private investor.  Prior to June, 1997, President of
                                                   Gateway Tugs, Inc. and Par-Tex Marine, Inc., both of
                                                   which are located in Brownsville, Texas and were engaged
                                                   in operating and chartering harbor and intracoastal tug
                                                   boats.  Director of FIC since May, 1994.

Thomas C.                59          1996          Director of FIC since August, 1996. Director of ILCO
Richmond                                           from March, 1994 to August, 1996.  Senior Vice
                                                   President since January 1993 of Investors -NA  and
                                                   Investors-IN.






Name                     Age         Since         Director and Other Information

Steven P.                54          2000          Director of FIC since October, 2000.  Director of ILCO
Schmitt                                            since 1994.  Vice President of FIC and ILCO since
                                                   October, 2000.  Executive Vice President of Family Life
                                                   Insurance Company since October, 2000.  Executive Vice
                                                   President of Investors-NA and Investors-IN since
                                                   October, 2000.  Senior Vice President of Investors-NA
                                                   and Investors-IN from April, 1992 through October, 2000
                                                   and Director and Assistant Secretary of Investors-NA and
                                                   Investors-IN since August, 1989.   Senior Vice President
                                                   of Family Life Insurance Company from April, 1992
                                                   through October, 2000 and Director of FLIC since June,
                                                   1999.

Jerome H.                64          1998          President and Professor of Chemistry, Southwest Texas
Supple                                             State University since April, 1989.  Director of FIC since
                                                   1998.




(b) Executive Officers of the Registrant

The following table sets forth the names and ages of the persons who served as the Registrant's Executive Officers during 2000 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

Name                       Age              Positions and Offices

Roy F. Mitte               69               Chairman of the Board,
                                            President and Chief
                                            Executive Officer

James M. Grace             57               Vice President and Treasurer

Steven P. Schmitt          54               Vice President and Secretary

Jeffrey H. Demgen          48               Vice President

In May, 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

Steven P. Schmitt was appointed Vice President and Secretary of the Company in October, 2000.

(c)  Identification of certain significant employees

Not applicable.

(d)  Family relationships

M. Scott Mitte is Roy F. Mitte's son.

(e)  Business experience

All of the executive officers of the Company are members of the Board of Directors, and their business experience has been outlined in Item 10 (a).

(f) Involvement in Certain Legal Proceedings

None.

(g) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5s were required, the Company believes that during the period from January 1, 2000 through December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, other than with respect to (i) Mr. Michael Scott Mitte, who filed a Form 5 in February, 2001, to report his election as a director on October 13, 2000; and (ii) Steven P. Schmitt, who filed a Form 5 in February, 2001, to report his election as a director on October 13, 2000.

Item 11.  Executive Compensation

Composition of Board and Committees

The business of FIC is managed under the direction of its board of directors. The board of directors currently consists of eleven directors, four of whom are independent directors.

Compensation Committee

The compensation committee of FIC is chosen by the Board of Directors. The Compensation Committee makes recommendations to the Board of Directors with respect to the Chief Executive Officer's compensation. The members of the Compensation Committee are John D. Barnett, Frank Parker and Jerome H. Supple. The Compensation Committee met once in 2000.

Compensation Committee Interlocks and Insider Participation

Roy F. Mitte determines the compensation of all executive officers of the Company, other than the Chief Executive Officer. Mr. Mitte is the Chairman of the Board, President and Chief Executive Officer of FIC. He also determines the compensation of all executive officers of FIC, other than the Chief Executive Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the four other persons who were serving as executive officers of the Company at the end of 2000 and received cash compensation exceeding $100,000 during 2000:


                                                Annual Compensation

                                                                                                        Long Term
                                                                                                         Compens-
Name and                                                                                                ation Awards/     All Other
Principal                                                                                               Stock Options     Compensa-
Position                  Year               Salary(1)         Bonus(3)               Other(2)           (Shares)           tion

Roy F. Mitte,
Chairman,                 2000             $ 503,500         $2,500,000                 -0-                  -0-             -0-
President and             1999               503,500          2,500,000                 -0-                  -0-             -0-
Chief Executive           1998               503,500          2,500,000                 -0-                  -0-             -0-
Officer

James M.                  2000               195,000             25,000                 -0-                  -0-             -0-
Grace, Vice               1999               195,000             20,000                 -0-                  -0-             -0-
President and             1998               195,000             25,000                 -0-                  -0-             -0-
Treasurer

Steven P.                 2000(4)            108,846             16,000                 -0-                  -0-             -0-
Schmitt, Vice
President and
Secretary

Jeffrey H.                2000               160,000             20,000                 -0-                  -0-             -0-
Demgen, Vice              1999               150,000             20,000                 -0-                  -0-             -0-
President                 1998               145,384             15,000                 -0-                  -0-             -0-


(1) The salaries and bonuses set forth in the table were paid by ILCO, except that FIC and/or Family Life authorized payment of a portion of Mr. Mitte's salary in each of 1998, 1999 and 2000. The executive officers of FIC have also been executive officers of Family Life, the insurance subsidiary of FIC, and ILCO and its insurance subsidiaries. FIC and/or Family Life reimbursed ILCO (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of the executive officers' cash compensation and bonus for 1998,1999 and 2000 (i) Mr. Mitte: $1,111,821, $1,111,821 and $1,111,821,
respectively; (ii) Mr. Grace: $64,152, $62,694 and $64,152, respectively; (iii) Mr. Schmitt: $39,888, respectively; and (iv) Mr. Demgen: $72,173, $76,500 and $81,000, respectively.

Mr. Mitte and FIC are parties to an employment agreement, providing for the employment of Mr. Mitte as Chairman, President and Chief Executive Officer of the Company. The agreement, which was initially effective February 25, 1982, provides for five-year terms and for automatic renewals for successive five-year periods, unless otherwise terminated in accordance with the terms of the agreement. The agreement provides that the level of compensation will be fixed each year by agreement, but not less than $120,000 per year. In addition, the agreement provides that Mr. Mitte is entitled to reimbursement for reasonable business expenses and to participate in all fringe benefit plans and arrangements available generally to employees of the Company. In March, 2001, the Company approved an amendment to the employment agreement, effective as of the date of the closing of the proposed merger between the Company and FIC. Under the provisions of the amendment, the minimum level of compensation was increased to $503,500. In addition, the amendment provides that Mr. Mitte will be entitled to receive an annual bonus in an amount to be determined by the Compensation Committee of the Board of Directors. Upon the occurrence of a change in control (as defined in the amendment), the amendment provides that the amount of the bonus is to be fixed at the rate of $2.5 million per year. The amendment further provides that, in the event of the death of Mr. Mitte, the rate of compensation which was being paid to him at that time will continue to be paid for a period of twelve months following the date of death.

(2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.

(3) The data in this column represents the amount of annual bonus awarded.

(4) Steven P. Schmitt was appointed as an executive officer in the year 2000, thus only his compensation for the year 2000 is disclosed.

Compensation of Directors

Directors who are not officers or employees of the Company are paid a $5,000 annual fee, and are compensated $1,000 for each regular or special meeting of the Board of Directors which they attend in person. In the case of telephonic meetings of the Board, non-employee directors who participate in such telephonic meetings are compensated $500 for such meeting. Directors who participate via telephone in a regular or special meeting which is held by other than conference telephone are not entitled to a fee for such a meeting.

Non-employee directors serving on committees of the Board are compensated in the amount of $500 for each committee meeting they attend whether such participation is in person or by telephone, provided that the committee meeting is held on a day other than that on which the Board meets.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of March 6, 2001 as to all persons who, to the knowledge of the Registrant, were the beneficial owners of five percent (5%) or more of the common stock of the Registrant.


                                            Amount and Nature
Name and Address of                         of Beneficial                       Percent
Beneficial Owner                            Ownership                           of Class

Roy F. and Joann Cole Mitte
Foundation
6500 River Place Blvd.
Austin, Texas  78730                        1,552,206 (1)                        30.71 %

Roy F. Mitte
6500 River Place Blvd.
Austin, Texas  78730                        1,552,206 (1)                        30.71 %

Family Life Insurance Company
6500 River Place Blvd.
Austin, Texas 78730                           272,000                             5.1 %

InterContinental Life
Corporation
6500 Rive Place Blvd.
Austin, Texas  78730                          690,161(2)                         12.01 %(3)

Investors Life Insurance
Company of North America
6500 River Place Blvd.
Austin, Texas  78730                          690,161(2)                         12.01 %(3)

Heartland Advisors, Inc.
790 North Milwaukee St.
Milwaukee, WI 53202                           471,400                             9.33 %(4)

Fidelity Management &
Research Company
82 Devonshire Street
Boston, MA 02109                              340,000                             6.73 %(5)

(1) The Roy F. and Joann Cole Mitte Foundation is a non-profit corporation/membership organization and its two members are Roy F. Mitte and Joann Cole Mitte. The Internal Revenue Service has determined that the Foundation is exempt from federal income tax under section 501(a) of the Internal Revenue Code (the "Code') as an organization described in section 501(c)(3) of the Code. Roy F. Mitte is also Chairman, President and Chief Executive Officer of both FIC and ILCO. For purposes of this table, Mr. Mitte is deemed to have beneficial ownership of the shares owned by the Foundation.

(2) Of such shares, 145,500 shares are owned by Investors-NA, 44,250 shares are owned by Investors-IN, and 500,411 shares are issuable upon exercise of an option held by Investors-NA. Investors-NA is a direct subsidiary of ILCO. Investors-IN is a direct subsidiary of Investors-NA.

(3) Assumes that outstanding stock options or warrants held by non-affiliated persons have not been exercised and that outstanding stock options held by Investors-NA have been exercised.

(4) As reported to the Company on a amended Schedule 13(G) filed on January 8, 2001 by Heartland Advisors, Inc. ("Heartland"). According to the Schedule 13(G), the shares are held for various investment advisory accounts and the interest of one such account (Heartland Value Fund, a registered investment company) is more than 5% of the common stock of FIC.

(5) As reported to the Company on a Schedule 13(G) filed on February 14, 2000, by FMR Corporation, the parent company of Fidelity Management & Research Company ("Fidelity") and Fidelity Management Trust Company. The Company also notes that Fidelity filed a Schedule 13G/A on February 13, 2001, reporting that its beneficial ownership had increased to 340,000 shares. According to the Schedule 13(G) filings, as amended, Fidelity acts as investment advisor to the Fidelity Low-Priced Stock Fund, a registered investment company, and the Fund is the beneficial owner of 340,000 shares of FIC common stock.


The following table contains information as of March 6, 2001 as to the common stock of FIC beneficially owned by each director and executive officer and by all executive officers and directors of FIC as a group. The information contained in the table has been obtained by FIC from each director and executive officer, except for the information known to FIC. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.


                               Amount and Nature of                Percent of
Name                          Beneficial Ownership(2)                Class

John Barnett                        2,000                              *
Joseph F. Crowe                     1,500                              *
Jeffrey H. Demgen                      -0-
Theodore A. Fleron                     -0-
James M. Grace                      7,600                              *
Roy F. Mitte                    1,552,206(1)                       30.71%
Michael Scott Mitte                    -0-
Frank Parker                       12,000                              *
Thomas C. Richmond                     -0-
Steven P. Schmitt                      -0-
Jerome H. Supple                      200                              *

All Executive Officers,
and Directors as
a group (11 persons)            1,575,506                          31.16%

 *       Less than 1%.

(1) The Roy F. and Joann Cole Mitte Foundation is a non-profit corporation/membership organization and its two members are Roy F. Mitte and Joann Cole Mitte. The Internal Revenue Service has determined that the Foundation is exempt from federal income tax under section 501(a) of the Internal Revenue Code (the 'Code") as an organization described in section 501(c)(3) of the Code. Roy F. Mitte is also Chairman, President and Chief Executive Officer of both FIC and ILCO. For purposes of this table, Mr. Mitte is assumed to have beneficial ownership of the shares owned by the Foundation.

(2) No executive officer or director holds any options to acquire FIC common stock. Messrs. Roy Mitte, Grace, Demgen and Schmitt are executive officers and/or directors of ILCO.

Item 13.  Certain Relationships and Related Transactions

For the period January 1, 2000 to December 31, 2000, the Registrant reports the following information in accordance with the provisions of section 229.404 of the Regulations of the U.S. Securities and exchange Commission. Management believes that the transactions described herein were in the ordinary course of business and on terms as favorable to the Registrant and its subsidiaries as if the transactions had involved unaffiliated persons or organizations.

(a) Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies; Mr. Schmitt serves as Vice President, Secretary and Director of both companies; Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies. Mr. Roy Mitte holds beneficial ownership of 30.71% of the outstanding shares of the Company (see "Security Ownership of Certain Beneficial Owners").

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

     In June, 1996, the provisions of the notes from Investors-NA to FIC, Family Life Corporation ('FLC") and Family Life Insurance Investment Company ('FLIIC") were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12% and (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

     In December, 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder (FIC). Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

(c) The data processing needs of ILCO's and FIC's insurance subsidiaries are provided to ILCO's and FIC's insurance subsidiaries by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Under the provisions of the data processing agreement FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $1,758,000 and ILCO's insurance subsidiaries paid $2,427,000 to FIC Computer for data processing services provided during 2000.

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

(f) On January 8, 2001, the Compensation Committee of the Company recommended that the Company make a donation of $375,000 to the Roy F. and Joann Cole Mitte Foundation (the "Foundation"). At the Company's board meeting held on January 17, 2001, the Board of Directors approved the donation to the Foundation. The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and owns 30.71% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries, and his wife, Joann Cole Mitte.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents have been filed as part of this report:

        1.  Financial  Statements  (See Item 8)

               ILCO Form 10-K as of December 31, 1998, 1999 and 2000 and the Financial Statements contained therein are hereby incorporated by reference.

               The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

                    Report of Independent Accountants

                    Consolidated Balance Sheets, September 31, 2000 and 1999

                    Consolidated Statements of Income, for years ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Changes in Shareholders' Equity, for the years ended December 31, 2000, 1999 and 1998

                    Consolidated Statement of Cash Flows, for the years ended December 31, 2000, 1999 and 1998

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001.

/s/ Roy F. Mitte                                   /s/ James M. Grace
Roy F. Mitte, Director                             James M. Grace, Director

/s/ Jeffrey H. Demgen, Director                    /s/ Steven P. Schmitt
Jeffrey H. Demgen, Director                        Steven P. Schmitt, Directo

/s/ Joseph F. Crowe                                /s/ Thomas C. Richmond
Joseph F. Crowe, Director                          Thomas C. Richmond, Director

/s/ Theodore A. Fleron                             /s/ M. Scott Mitte
Theodore A. Fleron, Director                       M. Scott Mitte, Director

/s/ John D. Barnett
John D. Barnett, Director

/s/ Jerome H. Supple
Jerome H. Supple, Director

/s/ Frank Parker
Frank Parker, Director

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                       FORM 10-K--ITEM 14 (a) (1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


(1) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

         Report of Independent Accountants...............................F-2

         Consolidated Balance Sheets,
            December 31, 2000 and 1999...................................F-3

         Consolidated Statements of Income, for the
            years ended December 31, 2000, 1999 and 1998.................F-5

         Consolidated Statements of Changes in
            Shareholders' Equity for the years ended
            December 31, 2000, 1999 and 1998.............................F-7

         Consolidated Statements of Cash Flows, for
            the years ended December 2000, 1999 and 1998.................F-10

         Notes to Consolidated Financial Statements......................F-12

(2) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included:

         Schedule I - Summary of Investments Other
            Than Investments in Related Parties..........................F-41

            Schedule II - Condensed Financial Statements of
         Registrant  ....................................................F-42

         Schedule IV - Reinsurance.......................................F-45


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors and Shareholders of
Financial Industries Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page F-1 present fairly, in all material respects, the financial position of Financial Industries Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14
(a) (1) on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Dallas, Texas
April 2, 2001

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                    2000               1999
                                                        (in thousands)

ASSETS
Investments other than
 investments in affiliate:

Fixed maturities available for sale at
 market value (amortized cost of $78,249
 and $78,252 at December 31, 2000 and 1999)       $ 79,786           $ 77,515

Equity securities at market (cost
 approximates $11 at December 31, 2000
 and 1999)                                               4                  4

Policy loans                                         3,699              3,595

Short-term investments                              15,624             24,839

  Total investments                                 99,113            105,953

Cash and cash equivalents                            2,733                692

Investment in affiliate                             79,105             70,013

Accrued investment income                            1,172              1,180

Agency advances and other
 receivables                                         7,604              6,885

Reinsurance receivables                             17,466             14,848

Due and deferred premiums                           12,537             12,392

Property and equipment, net                          1,318              1,355

Deferred policy acquisition costs                   56,161             52,490

Present value of future profits of
 acquired businesses                                19,440             23,109

Other assets                                         4,117              4,758

Separate account assets                                 -0-               379

  Total Assets                                    $300,766           $294,054




              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                          December 31,
                                                    2000               1999
                                                        (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Policy liabilities and contract
 holder deposit funds:

Future policy benefits                           $ 62,462           $ 59,783

Contract holder deposit funds                      43,301             44,681

Unearned premiums                                      -0-                14

Other policy claims and benefits
 payable                                            2,931              4,282
                                                  108,694            108,760

Subordinated notes payable to
 affiliate                                         35,349             41,497

Deferred federal income taxes                      24,437             23,222

Other liabilities                                   3,734              4,079

Separate account liabilities                           -0-               379

Total Liabilities                                 172,214            177,937

Commitments and Contingencies
 (See Notes 6, 8, 12, 14 and 18)

Shareholders' equity:

Common stock, $.20 par value, 10,000,000
 shares authorized; 5,845,300 shares
 issued, 5,054,661 outstanding in
 2000 and 1999                                      1,169              1,169

Additional paid-in capital                          7,225              7,225

Accumulated other comprehensive
 income (loss)                                      2,107             (2,454)

Retained earnings                                 125,426            117,552
                                                  135,927            123,492
Common treasury stock, at cost,
 790,639 shares at 2000 and 1999                   (7,375)            (7,375)

Total Shareholders' Equity                         128,552           116,117

Total Liabilities and Shareholders' Equity       $ 300,766          $294,054




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 Year Ended December 31,
                                                      2000                 1999                1998
                                                                     (in thousands)

Revenues:

Premiums                                         $   33,149           $   33,958          $   38,358

Net investment income                                 6,940                6,928               7,808

Net realized gain on
 sale of real estate                                     -0-                 629                  -0-

Earned insurance charges                              4,323                4,752               5,971

Other                                                     6                  (23)                156
                                                     44,418               46,244              52,293
Benefits and expenses:

Policyholder benefits
 and expenses                                        13,453               12,585              14,944

Interest expense on contract
 holders deposit funds                                2,211                2,189               2,374

Amortization of present
 value of future profits
 of acquired businesses                               3,669                5,185               6,143

Amortization of deferred
 policy acquisition costs                             5,329                5,158               5,174

Operating expenses                                   11,375               11,740              11,822

Interest expense                                      1,899                2,374               2,863
                                                     37,936               39,231              43,320
Income before federal income
 tax and equity in net
 earnings of affiliates                               6,482                7,013               8,973

Provision for federal income taxes:

Current                                               1,521                  335                 119

Deferred                                               (237)                 839               2,249

Income before equity in net
 earning of affiliates                                5,198                5,839               6,605

Equity in net earnings of
 affiliate, net of tax                                3,581                3,310               2,613

Net Income                                       $    8,779           $    9,149          $    9,218


              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                Years Ended December 31,
                                           2000            1999          1998
                                                     (in thousands)
Net Income Per Share (Note 15)

Basic:

Average weighted shares outstanding       5,055           5,055         5,383

Basic earnings per share                $  1.74         $  1.81       $  1.71

Diluted:

Common stock and common stock
 equivalents                              5,163           5,200         5,557

Diluted earnings per share              $  1.70         $  1.76       $  1.66




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)



                                               Common Stock                           Additional
                                                                                       Paid-in
                                                 Shares             Amount             Capital

Balance at December 31, 1997                      5,845          $   1,169          $   7,225
Comprehensive Income:

Net Income

Other Comprehensive Income:

Change in net unrealized gain on
 investments in fixed maturities
 available for sale, net of tax

Change in net unrealized appreciation
 of equity securities, net of tax

Total Comprehensive Income

Balance at December 31, 1998                      5,845              1,169              7,225
Comprehensive Income:

Net Income

Other Comprehensive Income:

Change in net unrealized gain on
 investments in fixed maturities
 available for sale, net of tax

Change in net unrealized depreciation
 of equity securities, net of tax

Total Comprehensive Income

Balance at December 31, 1999                      5,845              1,169              7,225
Comprehensive Income:

Net Income

Other Comprehensive Income:

Change in net unrealized loss on
 investments in fixed maturities
 available for sale, net of tax

Change in net unrealized appreciation
 of equity securities, net of tax

Total Comprehensive Income

Cash Dividends to Stockholders
 ($0.18 per share)

Balance at December 31, 2000                      5,845          $   1,169          $   7,225






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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)


                                          Accumulated Other Comprehensive Income (Loss)


                                                          Net Unrealized
                                                          Gain (Loss) on
                                     Net Unrealized       Investments in          Total
                                      Appreciation        Fixed  Maturities      Accumulated
                                      (Depreciation)       Available for           Other
                                       of Equity             Sale              Comprehensive
                                       Securities                                  Income (Loss)

Balance at December 31, 1997             $   32           $  6,660            $    6,692
Comprehensive Income:

Net Income

Other Comprehensive Income:

Change in net unrealized
 gain on investments in
 fixed maturities available
 for sale, net of tax                                         (760)                 (760)

Change in net unrealized
 appreciation of equity
 securities, net of tax                     (34)                                     (34)

Total Comprehensive Income                  (34)              (760)                 (794)

Balance at December 31, 1998                 (2)             5,900                 5,898
Comprehensive Income:

Net Income

Other Comprehensive Income:

Change in net unrealized
 gain on investments in
 fixed maturities available
 for sale, net of tax                                       (8,354)               (8,354)

Change in net unrealized
 depreciation of equity
 securities, net of tax                       2                                        2

Total Comprehensive Income                    2             (8,354)               (8,352)

Balance at December 31, 1999                  0             (2,454)               (2,454)
Comprehensive Income:

Net Income

Other Comprehensive Income:

Change in net unrealized loss on
 investments in fixed maturities
 available for sale, net of tax                              4,561                 4,561

Change in net unrealized
 appreciation of equity securities,
 net of tax                                   0                                        0

Total Comprehensive Income                    0              4,561                 4,561

Cash Dividends to Stockholders ($0.18
    per share)

Balance at December 31, 2000             $    0           $  2,107            $    2,107

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                     Total
                                                                       Retained      Treasury     Shareholders'
                                                                       Earnings        Stock         Equity

Balance at December 31, 1997                                       $     99,185    $    (422)      $ 113,849

Comprehensive Income:

Net Income                                                                9,218                        9,218

Other Comprehensive Income:

Change in net unrealized gain on
 investments in fixed maturities
 available for sale, net of tax                                                                         (760)

Change in net unrealized appreciation
 of equity securities, net of tax                                                                        (34)

Total Comprehensive Income                                                9,218           -0-          8,424

Purchase of treasury stock                                                            (6,953)         (6,953)

Balance at December 31, 1998                                            108,403       (7,375)        115,320
Comprehensive Income:

Net Income                                                                9,149                        9,149

Other Comprehensive Income:

Change in net unrealized gain on
 investments in fixed maturities
 available for sale, net of tax                                                                       (8,354)

Change in net unrealized depreciation
 of equity securities, net of tax                                                                          2

Total Comprehensive Income                                               9,149            -0-            797

Balance at December 31, 1999                                           117,552        (7,375)        116,117

Comprehensive Income:

Net Income                                                               8,779                         8,779

Other Comprehensive Income:

Change in net unrealized loss on
 investments in fixed maturities
 available for sale, net of tax                                                                        4,561

Change in net unrealized appreciation
 of equity securities, net of tax                                                                          0

Total Comprehensive Income                                               8,779            -0-         13,340

Cash Dividends to Stockholders ($0.18 per share)                          (905)                         (905)

Balance at December 31, 2000                                       $   125,426     $  (7,375)     $  128,552



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                               2000             1999            1998
                                                            (in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                  $   8,779       $  9,149         $  9,218

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Amortization of present value of
 future profits of acquired business            3,669          5,185            6,143

Amortization of deferred policy
 acquisition costs                              5,329          5,158            5,174

Equity in undistributed earnings
 of  affiliate
                                              (5,760)         (5,654)          (4,965)
Changes in assets and liabilities:

Decrease (increase) in accrued
 investment income                                 8              29              (25)

Increase in agency advances and
 other receivables                            (3,337)         (1,548)          (2,577)

Increase in due premiums                        (145)           (211)          (1,095)

Increase in deferred policy
 acquisition costs                            (9,000)         (9,138)          (8,562)

Decrease in other assets                         641             634              954

(Decrease) increase in policy
 liabilities and                                 (66)         (1,047)             111

Decrease in other liabilities                   (345)           (395)            (406)

Increase (decrease) in deferred
 federal income taxes                          1,215            (762)           2,353

Other, net                                      (981)          1,172             (373)

Net cash provided by
 operating activities                       $      7        $  2,572         $  5,950



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                     Year Ended December 31,
                                               2000             1999            1998
                                                         (in thousands)
CASH FLOWS FROM INVESTING
ACTIVITIES

Fixed maturities purchased                   (11,725)        (19,557)         (14,082)

Proceeds from sales and
 maturities of fixed maturities               11,664          18,511           16,880

Net decrease in short-term
 investments                                   9,215           2,750            6,886

Net increase in policy loans                    (104)           (440)            (407)

Purchase and retirement of
 property and equipment                           37             403              (34)

Net cash provided by investing
 activities                                    9,087           1,667            9,243

CASH FLOW FROM FINANCING
 ACTIVITIES

Repayment of subordinated notes
 payable                                      (6,148)         (6,148)          (6,147)

Cash dividends to stockholders                  (905)             -0-              -0-

Purchase of treasury stock.                       -0-             -0-          (6,953)

Net cash used in financing
 activities                                   (7,053)         (6,148)         (13,100)

Net increase (decrease) in cash                2,041          (1,909)           2,093

Cash and cash equivalents,
 beginning of year                               692           2,601              508

Cash and cash equivalents,
 end of year                              $    2,733        $    692         $  2,601

Supplemental Cash Flow Disclosures:


Income taxes paid                         $    1,200        $    485         $  1,184

Interest paid                             $    2,073        $  2,621         $  2,935



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

Principles of Consolidation

The consolidated financial statements include the accounts of FIC and its wholly-owned subsidiaries at December 31, 2000. The more significant subsidiaries are: Family Life Corporation (FLC), Family Life Insurance Company (Family Life), FIC Realty Services, Inc. (FIC Realty) and FIC Property Management, Inc. (FIC-Property). The Company's approximate 48% investment in InterContinental Life Corporation (ILCO) is presented using the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ from statutory accounting principles required by regulatory authorities for the Company's insurance subsidiary. All material intercompany balances and transactions have been eliminated. The following accounting policies describe the accounting principles used in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

While collateralized mortgage obligations (CMOs) are carried at market value, premiums and discounts on CMOs are amortized over stated maturity of the CMOs, with consideration given to estimates of prepayments in the amortization of those premiums and discounts. The Company endeavors to minimize the portfolio's exposure to interest rate changes inherent in interest-sensitive products by selecting and selling investments so that diversity, maturity and liquidity factors approximate the duration of related policyholder liabilities.

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

Sale of Real Estate

Prior to December, 1999, FIC owned several parcels of real estate in Jackson, Mississippi, adjacent to an office building which formerly served as the headquarters of Standard Life Insurance Company (the "Standard Life Building"). The Standard Life Building was owned by Investors-NA. This building is 68 years old and contains approximately 85,000 square feet (65,000 net rentable square feet) of office space. On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and Financial Industries Corporation ("FIC") sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. During 2000, Investors-NA claimed an income tax deduction for the donation of the Standard Life Building, which has an appraised value at December 15, 1999 of approximately $3,050,000. The donation and sale transaction referenced above resulted in a net gain (GAAP basis) of $992,494 for ILCO and $408,664 for FIC (or a combined total of $1,401,158).

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Property and Equipment

Property  and  equipment  is  stated  at  cost  less  accumulated  depreciation.
Depreciation is provided using straight-line and accelerated methods over estimated useful lives of 5 to 33 years. Maintenance and repairs are charged to expense when incurred.

Deferred Policy Acquisition Costs

The cost of acquiring new business, principally first year commissions and certain expenses of the policy issuance and underwriting departments, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs related to mortgage term life insurance business are deferred and amortized to expense using actuarial methods that include the same assumptions used to estimate future policy benefits. Acquisition costs related to universal life products are deferred and amortized in proportion to the ratio of estimated annual gross profits to total estimated gross profits over the expected lives of the contracts.

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

Separate Accounts

Separate account assets, carried at market value, and liabilities represent policyholder funds maintained in accounts having specific investment objectives. The net investment income, gains and losses of these accounts, less applicable contract charges, accrue directly to the policyholders. The separate account business was fully reinsured to Merrill Lynch at the date of sale through an assumption reinsurance agreement which was pending regulatory approval. As of December 31, 2000 the remaining states have approved the assumption reinsurance agreement.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


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

Policy Liabilities and Contractholder Deposit Funds

Liabilities for future policy benefits related to traditional life products are accrued as premium revenue is recognized. The liabilities are computed using the net level premium method, or an equivalent actuarial method, based upon industry and Company experience of investment yields, mortality and withdrawals, including provisions for possible adverse deviation. The liability for future policy benefits for traditional life policies is graded to reserves stipulated by regulatory authorities over a 30-year period or the end of the premium paying period, if less.

Contract holder deposit funds are liabilities for universal life and annuity products. These liabilities consist of deposits received from customers and accumulated at actual credited interest rates on their fund balances less charges for expenses and mortality.

Other Policy Claims and Benefits Payable

The liability for other policy claims and benefits payable represents management's estimate of ultimate unpaid losses on claims and other miscellaneous liabilities to policyholders. Estimated unpaid losses on claims are comprised of losses on claims that have been reported but not yet paid and claims that have been incurred but not reported.

The liability for other policy claims and benefits payable is subject to the impact of changes in claim severity, frequency and other factors. Although there is considerable variability inherent in such estimates, management believes that the liability recorded is adequate.

Federal Income Taxes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which mandates the asset and liability method for computing deferred income taxes. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax basis of assets and liabilities using the tax rates which are expected be in effect when these differences are anticipated to reverse.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Revenue Recognition

Premiums on mortgage life products are recognized as revenue when due. Proceeds from universal life and annuity products are recorded as liabilities when received. Revenues consist of net investment income and contract charges, such as mortality, administration and surrender charges assessed against the fund values.

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

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company has adopted SFAS 130 for the year ended December 31, 1998.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133, as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133", is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by FAS No 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No 133". As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 did not have a material impact on the Company's results of operations, liquidity or financial position.

Reclassification

Certain prior years' amounts have been reclassified to conform with the 2000 presentation.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Investments

Fixed Maturities

Investments in fixed maturities by category at December 31, 2000 and 1999, respectively, were as follows (in thousands):


                                                                          Gross               Gross
December 31, 2000                                   Amortized            Unrealized         Unrealized           Market
                                                       Cost               Gains               Losses              Value
U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations                         $   6,378          $     576            $      21           $   6,933

States, municipalities and
 political subdivisions                                4,928                122                    0               5,050

Corporate securities                                  35,905                491                  189              36,207

Mortgage-backed securities                            31,038                584                   26              31,596

Total fixed maturities available for
 sale                                             $   78,249         $    1,773            $     236          $   79,786



                                                                          Gross               Gross
December 31, 1999                                   Amortized            Unrealized         Unrealized           Market
                                                       Cost               Gains               Losses              Value
U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations                        $   8,938          $      326            $       0          $    9,264

States, municipalities and political
 subdivisions                                         4,972                 109                    0               5,081

Corporate securities                                 36,795                  25                  944              35,876

Mortgage-backed securities                           27,547                 137                  390              27,294

Total fixed maturities available
 for sale                                        $   78,252         $       597           $    1,334         $    77,515

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The amounts of unrealized gains and losses reflected in the balance sheet in accumulated other comprehensive income have been reduced by estimated deferred tax expense (benefit) in the amount of $538,000 and $(258,000)in 2000 and 1999, respectively. The adjustment is made to recognize deferred taxes on the net unrealized gain (loss). Additional deferred tax expense (benefit) of $84,000 and $(149,000) in 2000 and 1999, respectively, have been provided with respect to the Company's portion of ILCO's unrealized appreciation or depreciation in marketable securities.

The amortized value and market value of fixed maturities at December 31, 2000 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Amortized             Market
                                                  Value               Value
                                                        (in thousands)

Due in one year                                $     6,000         $     5,977
Due after one year through five years               10,559              10,544
Due after five years through ten years              15,216              15,923
Due after ten years                                 15,436              15,746
Mortgage-backed securities                          31,038              31,596
Total fixed maturities available for sale
                                               $    78,249         $    79,786

To reduce the exposure to market rate changes, portfolio investments are selected so that diversity, maturity, and liquidity factors approximate the duration of associated policyholder liabilities.

Proceeds from maturities of investments in fixed maturities during 2000, 1999 and 1998 were $11,664,000, $18,511,000 and $16,880,000, respectively. There were gains of $6,599 and losses of $0 in 2000 and gains of $4,739 and losses of $0 in 1999 and gains of $5,916 and losses of $16,437 in 1998.

The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 2000, 1999 and 1998. The following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes which are reflected in accumulated other comprehensive income for the periods presented:

The unrealized gains and losses include the Company's portion of its percentage ownership of ILCO. The amounts included in the total below are $4,743,000, $(9,440,000) and $(1,044,000) for 2000, 1999 and 1998, respectively.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Change in Unrealized Gains (Losses) on Investments      2000          1999          1998
                                                                 (in thousands)

Fixed maturities                                     $  7,017     $ (12,852)     $ (1,170)
Equity securities                                          -0-            2          (52)
                                                        7,017       (12,850)      (1,222)
Deferred federal income taxes                           2,456        (4,498)        (428)
Net change in unrealized gains
 (losses) on investments                            $   4,561     $  (8,352)     $  (794)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2000, 1999 and 1998:

Reclassification Adjustments                            2000          1999          1998
                                                                 (in thousands)

Unrealized holding gains (losses)
 on investments arising
 during the period                                  $   4,554     $  (8,357)     $  (790)

Reclassification adjustments for
 gains included in net income                               7             5           (4)

Unrealized gains (losses) on
 investments, net of reclassification
 adjustment                                         $   4,561     $  (8,352)     $ (794)

Net Investment Income

The components of net investment income are summarized as follows:

                                                                  Year ended December 31,
                                                        2000          1999          1998
                                                                  (in thousands)

Fixed maturities                                    $   5,493    $    5,221      $5,792

Other, including short-term
 investments and policy loans                           1,490         1,756       2,080
                                                        6,983         6,977       7,872
Investment expenses                                       (43)          (49)        (64)

Net investment income                               $   6,940    $    6,928      $7,808


There were no impairments in the value of investments in 2000, 1999 or 1998, which were considered other than temporary.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3. Disclosure about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, 2000 are as follows:

                                           Carrying              Fair
                                            Amount              Value
                                                  (in thousands)

Financial assets:
 Fixed maturities                          $79,786              $79,786
 Policy loans                                3,699                3,699
 Short-term investments                     15,624               15,624
 Cash and cash equivalents                   2,733                2,733

Financial liabilities:
 Subordinated notes payable to
  affiliate                                 35,349               35,349

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4. Investment in InterContinental Life Corporation

FIC carries its investment in ILCO on the equity method of accounting. At December 31, 2000, FIC's investment in affiliate was valued at $79.1 million. The book value of ILCO's common stock at December 31, 2000 was $19.70 per share, which is substantially above the market value ($9.50) of ILCO's common stock on that same date. The applicable accounting standards permit FIC to carry its investment in ILCO on the equity method of accounting, without any adjustment to reflect the difference between book value and market value. Under certain circumstances, Accounting Principles Board Opinion 18 ("APB 18") and Staff Accounting Bulletin Topic 5.M ("SAB 5.M") require an adjustment to earnings where the value of an investment is deemed to have decreased on an other than a temporary basis. Application of the "other than temporary" provisions of APB 18 and SAB 5.M to FIC's investment in ILCO would potentially result in a charge to earnings in some future period. The amount of such charge would be based primarily upon the market price of ILCO's common stock, which ranged from $9.313 per share to $14.56 per share during the first quarter of 2001. Based on that range of market prices, the range of possible impairment charges which might result would be from $20.22 million to $39.36 million, net of tax. However, the accounting standards set forth in APB 18 and SAB 5.M provide for several factors as set forth below that indicate that an adjustment to earnings is neither required nor appropriate:

     (i) FIC has the ability to recover the carrying amount of its investment in ILCO. Currently, FIC and ILCO are parties to an Agreement and Plan of Merger whereby ILCO would become a wholly-owned subsidiary of FIC. FIC believes that it is probable that the merger will be consummated. After the merger, FIC will include ILCO in its consolidated financial statements. FIC expects to recover the cost of its investment in ILCO from the realization of ILCO's net assets through consolidation. FIC believes that there are no impairment issues related to ILCO's assets and that its liabilities are fairly stated

     (ii) FIC has the ability and intent to continue to hold its investment in ILCO, as evidenced by the length of time of its holding (approximately 18 years);

     (iii) ILCO has a long, unbroken record of profitability and there is an absence of factors which would indicate a change in that pattern,

     (iv) FIC believes that the market has tended to undervalue ILCO's common stock, due in part to the complex ownership structure of ILCO and the large block of stock owned by FIC,

     (vi) the average initial cost of FIC's investment in ILCO is $2.54 per share, as compared to a market value of $9.50 per share as of December 31, 2000 and $12.00 per share as of March 30, 2001. During the period that FIC has held its investment in ILCO, there has not been a significant decrease in either the market value of ILCO's common stock or ILCO's earnings. The carrying value of FIC's investment in ILCO has increased as FIC recorded its equity interest in the earnings of ILCO; and

     (vii)  ILCO  has  not  incurred  either  a  technological   change  or  the
     discontinuance of a business segment which could impair the profitability of its operations.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




     At December 31, 2000 excess of cost over net assets acquired of $1,686,000, net of accumulated amortization of $1,686,000, is included in investment in affiliate. At December 31, 1999, these amounts were $1,686,000 and $1,644,000, respectively. Amortization of this excess is reflected in equity in net earnings of affiliate. ILCO is primarily engaged in the sale and administration of life insurance products through its insurance subsidiaries, Investors Life Insurance Company of North America
     (Investors-NA) and Investors Life Insurance Company of Indiana (Investors-IN). Summarized financial information for ILCO is set forth below:

                   Balance sheet information:       2000                1999
                                                         (in thousands)

Investments                                  $    659,982         $   678,814
Deferred policy acquisition
 costs and present value of
 future profits                                    75,419              75,429

Other assets                                      572,214             566,956
   Total Assets                              $  1,307,615         $ 1,321,199

Policy liabilities and contract
 holder deposit funds                        $    663,064         $   675,831

Other liabilities                                 480,375             493,677

Total liabilities                               1,143,439           1,169,508

Common stock, additional paid-in
 capital and retained earnings                    160,811             155,403

Accumulated other comprehensive
 income                                             3,365              (3,712)

Shareholders' equity                              164,176             151,691

Total liabilities and shareholders'
 equity                                      $  1,307,615         $ 1,321,199

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                Results of Operations:        2000         1999           1998
                                                      (in thousands)

Premium income                             $ 10,873      $ 11,132      $ 10,890
Net investment income                        50,893        49,913        54,619
Gain on sale of real estate                      -0-          112            -0-
Earned insurance charges                     38,500        40,447        41,067
Benefits and expenses                        84,669        85,466        91,876
Net income                                   12,066        12,765        11,119
Basic earnings per share                   $   1.45      $   1.45      $   1.27
Diluted earnings per share                 $   1.45      $   1.45      $   1.25

Total market value basis of the Company's investment in ILCO approximated $37,360,574 and $36,377,401 at December 31, 2000 and 1999, respectively. FIC directly or indirectly owns 3,932,692 shares of ILCO's outstanding common stock at December 31, 2000, 1999 and 1998, (approximately 48% at December 31, 2000) .

In January 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of December 31, 2000, FIC owned, directly and indirectly through Family Life, approximately 48% of the outstanding shares of ILCO's common stock. Prior to October 1, 1998, FIC held options to acquire up to 1,702,155 additional shares of ILCO Common Stock. As a result of the final repayment on ILCO's Senior Loan on September 30, 1998, FIC's options to acquire shares of ILCO's Common Stock expired.

The amount of net realized gains (losses) included in net earnings of ILCO is $(3,000), $297,000 and $642,000, for the years ended December 31, 2000, 1999 and
1998, respectively.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.  Acquisition of Business

In 1991, the Company acquired Family Life, a Washington domiciled life insurance company, from Merrill Lynch Insurance Group, Inc. Present value of future profits of $87,726,000 was recorded as a result of the purchase.

An analysis of the present value of future profits follows:

                                                    2000                1999
                                                        (in thousands)

Balance at beginning of year                   $   23,109          $   28,294

Accretion of interest                               1,820               2,154

Amortization during the period                     (5,489)             (7,339)

Present value of future profits at
December 31                                     $  19,440          $   23,109

Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows:

                                                       (in thousands)

                                                    2001        $     3,758
                                                    2002        $     3,023
                                                    2003        $     2,431
                                                    2004        $     1,955
                                                    2005        $     1,573

At purchase, the present value of future profits was calculated using a discount rate of approximately 15%. Interest is accredited on the unamortized portion at approximately 8.5%.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.  Subordinated Notes Payable

Following is a summary of outstanding debt at December 31:
                                                    2000                 1999
                                                           (in thousands)

Subordinated senior notes payable
 to Investors-NA beginning with a
 $1,125,000 payment on December 12,
 1996 and each subsequentquarter
 through September 12, 2001.
 Interest is payable on a quarterly
 basis at 11%                                   $   3,375           $    7,875

Subordinated notes payable to
 Investors-NA beginning with a $223,856
 payment on December 12, 1996 and each
 subsequent quarter through September
 12, 2001.  Interest is payable on a
 quarterly basis at 12%                               672                1,567

Subordinated notes payable to
 Investors -NA beginning with a
 $188,071 payment on December 12,
 1996 and each subsequent quarter
 through September 12, 2001, a
 payment of $1,536,927 on December
 12, 2001 and each subsequent
 quarter through June 12,2006 with
 a final payment of $1,536,967 on
 September 12, 2006. Interest is
 payable on a quarterly basis at 9%
                                                   31,302               32,055
Total subordinated notes payable              $    35,349            $  41,497

The obligors are allowed to prepay the Investors-NA Subordinated Loans, in whole or in part, without premium or penalty. The Investors-NA Subordinated Loans were subordinated to the Senior Loan and now constitute a lien on the Pledged Collateral. Repayment of the Investors-NA Subordinated Loans is also guaranteed by the Company.

Aggregate maturities of the Subordinated Notes Payable are as follows:

                                                  (in thousands)

                                                    2001             $   6,148
                                                    2002                 6,148
                                                    2003                 6,148
                                                    2004                 6,148
                                                    2005                 6,148
                                              Thereafter                 4,609
                                                    Total             $ 35,349

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.  Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries. Beginning for the tax year ended December 31, 1999 the Company's life insurance subsidiary joined in the federal consolidated return of the Company.

The U.S. federal income tax provision (benefit) charged to continuing operations was as follows:
                                             2000         1999           1998
                                                      (in thousands)

Current                                  $  1,521      $   335        $   119
Deferred                                     (237)         839          2,249
Total provision for income tax           $  1,284      $ 1,174        $ 2,368

The provision for income taxes is less than the amount of income tax determined by applying the U.S. statutory income tax rate of 35% to pre-tax income from continuing operations as a result of the following differences:

                                               2000         1999         1998

                                                       (in thousands)

Income taxes at the statutory rate         $  2,269      $ 2,454      $ 3,141

Increase (decrease) in taxes resulting
 from:

 Small life insurance company
  deduction                                    (382)        (608)        (238)

 Dividends received deduction                  (477)        (526)        (586)

 Tax rate differential                          (65)         (70)         (90)

 Non-deductible compensation                     16           17           38

 Other items, net                               (77)         (93)         103

Total provision for income taxes           $  1,284      $ 1,174      $ 2,368

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

           Deferred tax liability                   2000                1999
                                                          (in thousands)

Equity in net earnings of affiliate            $   5,225            $   4,815

Excess pension benefit                               436                  436

Deferred policy acquisition costs                 15,941               14,582

Present value of future profits                    6,576                7,798

Guaranty fund assessments                             77                  219

Deferred and uncollected premium                   4,263                4,213

Unrealized (depreciation) appreciation
 on marketable securities                            622                 (406)

Other taxable temporary differences                6,198                4,927

    Total deferred tax liability                  39,338               36,584

Deferred tax asset:

Policy reserves                                   13,017               11,397

Net operating loss carry forward                   1,826                1,785

Alternative minimum tax credit                        -0-                 122

Accrued liabilities                                   58                   58
    Total deferred tax assets, net                14,901               13,362
    Net deferred tax liability                 $  24,437            $  23,222

An additional deferred federal income (asset) liability of $1,028,000 and $(1,656,000) for 2000 and 1999, respectively, have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the balance of the deferred tax liability. This increase or decrease in deferred tax liability has been recorded as reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense, included in net income from operations.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Family Life is eligible for a special deduction allowed to small life insurance companies equal to 60 percent of tentative life insurance company taxable income, subject to certain limitations.

Provision for U.S. income taxes has not been made on a portion of the undistributed earnings of ILCO from the date of the Company's investment since the Company expects such earnings to be remitted in the form of dividends. The Company has provided for the tax on the undistributed earnings of ILCO net of the dividends received deduction expected to be allowed when such dividends are paid, including $423,000 of deferred tax expense in the current year. The
Company expects that additional deferred taxes would be payable on the undistributed earnings of ILCO if the Company should sell its investment.

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

The amount remaining under this agreement that had not yet been approved for transfer to Merrill Lynch was $214,875 and $116,070 at December 31, 2000 and 1999, respectively.

The amounts in the consolidated financial statements for reinsurance ceded are as follows:
                                                      December 31,
                                         2000             1999         1998
                                                    (in thousands)

Future policy benefits                $ 17,170         $ 14,512       $  11,950
Unearned premiums                           51               46              28
Other policy claims and benefits
 payable                                   245              290             448
                                      $ 17,466         $ 14,848        $ 12,426

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                               For the years ended
                                         2000             1999         1998
                                                  (in thousands)

Premiums                            $     839          $ 1,091        $ 1,419
Policyholder benefits
 and expenses                       $   1,515          $ 1,306        $ 1,503

Estimated amounts recoverable from reinsurers on paid claims were $7,399 and $32,243 in 2000 and 1999, respectively. These amounts were included in other receivables in the consolidated financial statements at December 31, 2000 and 1999.

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

However, the Company does not directly own its life insurance subsidiary's stock, but instead indirectly owns that stock through a downstream holding company, FLC, whose ability to pay dividends to the Company is significantly limited by some of the subordinated notes referred to in Note 6 during the terms of those loans. Consolidated net assets of FLC aggregated approximately $67,188,000 and $64,235,000 at December 31, 2000 and 1999, respectively.

The ability of ILCO to pay dividends to the Company and the other shareholders of ILCO is affected by receipt of dividends from its insurance subsidiaries, which are generally limited by law to the greater of their net income for the prior year or 10% of capital and surplus.

Capital and surplus of Family Life as reported to insurance regulators and as determined in accordance with statutory accounting practices prescribed or permitted by the state of Washington aggregates approximately $23,788,279 and $26,874,275 at December 31, 2000 and 1999, respectively.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Statutory  net  income  aggregated  approximately  $5,024,926,   $6,703,705  and
$10,473,492 for the years ended December 31, 2000, 1999 and 1998, respectively.

The  Company  employed  no  permitted   statutory   accounting   practices  that
individually or in the aggregate materially affected statutory surplus or risk-based capital at December 31, 2000 or 1999.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. While management has not yet determined the impact of Codification, it is possible that certain changes in statutory accounting principles arising from Codification would be material to the Company's insurance subsidiary.

10. Options

In connection with the subordinated senior notes and subordinated notes payable to Investors-NA, Investors-NA was granted non-transferrable options to purchase, in amounts proportionate to their respective loans, up to a total of 9.9 percent of the common shares of FIC. The option price is $2.10 per share (adjusted to reflect the five-for-one stock split in 1996), equivalent to the then current market price, subject to adjustment to prevent the effect of dilution. The options expired at the time of final repayment of each of the respective loans in 1998.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


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

The pension costs for the plan includes the following components:

                                             2000              1999       1998
                                                         (in thousands)

Service cost for benefits
 earned during the year                   $    61         $     52      $  59

Interest cost on projected
 benefit obligation                           472              500        452

Expected return on plan assets               (401)            (535)      (633)

Pension benefit                          $    132        $      17      $(122)

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following summarizes the  status of the plan at December 31:

                                                        2000             1999
                                                            (in thousands)

Change in benefit obligation:

 Benefit obligation at beginning
  of year                                        $     6,679       $    7,690

  Service cost                                            61               52

 Interest cost                                           472              500

 Benefits paid                                          (341)          (1,581)

 (Gain)/Loss due to change
  in assumptions                                           0                0

 (Gain)/Loss due to experience                           (30)              18

 Benefit obligation at end of year               $     6,841       $    6,679

Change in plan assets:
Fair value of plan assets at
 beginning of year                               $     6,352       $    7,721

Actual return on plan assets                             383              212

Benefits paid                                          (341)           (1,581)

Fair value of plan assets at
 end of year                                     $     6,394       $    6,352

Funded Status:
Funded status at end of year                     $      (447)      $     (327)

Unrecognized actuarial net (gain) loss                 2,131            2,143

Prepaid pension expense at end of year           $     1,684       $    1,816


The significant assumptions for the plans are as follows:

The discount rate for projected benefit obligations was 7.25% for the years ended December 31, 2000, 1999 and 1998.

The assumed long-term rate of compensation increases was 5.0% for the years ended December 31, 2000, 1999 and 1998.

The assumed long-term rate of return on plan assets was 8.0% for the years ended December 31, 2000, 1999 and 1998.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


During 1995, the ILCO Employee Stock Ownership Plan and the ILCO Savings and Investment Plan were amended to allow for the addition of Family Life as a participating employer, thus allowing Family Life employees to participate in the plans.

In 1997, the ILCO Savings and Investment Plan was amended to provide for a matching contribution by participating companies. The match, which is in the form of shares of ILCO common stock, is equal to 100% of an eligible participant's elective deferral contributions, as defined in the Plan, not to exceed a maximum percentage of the participant's plan compensation. Initially, the maximum percentage was 1%. Effective January 1, 2000, the plan was amended to increase the maximum percentage to 2%. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter.

Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP into the 401(k) Plan. In connection with the merger, certain features under the ESOP were preserved for the benefit of employees previously participating in the ESOP with regard to all benefits accrued under the ESOP through the date of merger.

Stock Option Plans

In 1984, the Company's shareholders adopted a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 2000, no options had been granted under this plan.

12. Leases

Family Life occupies office facilities under lease agreements with unrelated third parties which expire over the next year. Certain office space leases may be renewed at the option of the Company.

Rent  expense  in  2000,  1999 and 1998 was  $687,840,  $591,947,  and  $628,979
respectively. Minimum annual rentals are as follows:

                                            (in thousands)
                                            2001     $   750
                                            2002         692
                                            2003         681
                                            2004         662
                                            2005         662
                                       Thereafter      2,980
                                           Total      $6,427

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13. Related Party Transactions

The obligations of ILCO under the ILCO Senior Loan were guaranteed by FIC. FIC presently owns 3,932,692 shares of ILCO Common Stock, constituting 48% of such shares outstanding. The current Senior Loan of ILCO was fully repaid on September 30, 1998. Accordingly FIC's rights under the 1986 option agreement expired on September 30, 1998.

As part of the financing arrangement for the acquisition of Family Life, a $22.5 million loan was made by Investors-NA to FLC, a subsidiary of FIC, and a $2.5 million loan was made by Investors Life Insurance Company of California (Investors-CA), which was merged into Investors-NA in 1992, to FIC. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non- transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the FIC's five-for-one stock split, which was effective November 12, 1996, the option price is currently $2.10 per share. The options originally were to expire on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In December, 1998 FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder, FIC. Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

Data processing services are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $1,757,904, $1,916,350 and $1,610,397 and ILCO's insurance subsidiaries paid $2,426,793, $2,730,189 and $2,818,095 to FIC Computer for data processing services provided during 2000, 1999 and 1998, respectively.

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

Pursuant to a Service Agreement between Family Life and Investors NA, the Company reimbursed Investors NA for certain operating expenses incurred on behalf of FLIC totaling approximately $12 million, $13 million, and $11 million in 2000, 1999 and 1998, respectively.

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

15. Net Income Per Share
    (in thousands except per share data)

The following table reflects the calculation of basic and diluted earnings per share:

                                                   December 31,
                                           2000          1999          1998
                                              (Amounts in thousands,
                                                except per share amounts)

Basic:

 Net income available to common
  shareholders                          $   8,779     $  9,149      $  9,218

 Average weighted common stock
  outstanding                               5,055        5,055         5,383

 Basic earnings per share               $    1.74     $   1.81      $   1.71

Diluted:

 Net income available to common
  shareholders                          $   8,779     $  9,149      $  9,218

 Average weighted common stock
  outstanding                               5,055        5,055         5,383

Common stock options                          258          277           293

 Effect of shares ILCO owns of FIC            (91)         (85)          (85)

 Repurchase of treasury stock                 (59)         (47)          (34)

 Common stock and common stock
 equivalents                                5,163        5,200         5,557

Diluted earnings per share              $    1.70     $   1.76      $   1.66

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

16. Business Concentration

The Company's insurance subsidiary, Family Life provides mortgage protection life, disability and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes a significant number of these financial institutions provide Family Life with customer lists. In 2000, premium income from these products was derived from forty-nine states with concentrations of approximately 25% and 26% in California and Texas, respectively. In 1999, these amounts were 25% and 25%, respectively.

17. Quarterly Financial Data (unaudited)
      (in thousands, except per share data)
                                           Three Months         Three Months
                                              Ended                Ended
                                             March 31,             June 30,
                                      2000          1999        2000       1999

Total revenues                    $ 11,288      $ 12,115     $ 11,371   $ 12,308
Net income                        $  2,214      $  2,268     $  2,205   $  1,801
Basic earnings per share          $   0.44      $   0.45     $   0.44   $   0.36
Diluted earnings per share        $   0.43      $   0.44     $   0.43   $   0.35



                                            Three Months        Three Months
                                              Ended               Ended
                                            September 30,        December 31,
                                      2000          1999        2000       1999

Total revenues                    $ 11,110      $ 11,721     $ 10,649   $ 11,169
Net income                        $  2,167      $  2,476     $  2,193   $  2,604
Basic earnings per share          $   0.43      $   0.49     $   0.43   $   0.52
Diluted earnings per share        $   0.42      $   0.48     $   0.42   $   0.50

18.  Subsequent Events

Agreement and Plan of Merger.

On January 17, 2001, FIC entered into an Agreement and Plan of Merger (the "Agreement") with ILCO and ILCO Acquisition Company ("ILCO Acquisition"), a Texas corporation and wholly-owned subsidiary of FIC. In general, the Agreement provides that, following the approval of the Agreement by the shareholders of ILCO and the approval of the issuance of shares of FIC common stock and amendment to FIC's articles of incorporation by the shareholders of FIC and the satisfaction or waiver of the other conditions to the merger: (1) ILCO Acquisition will merge with and into ILCO; and (2) ILCO Acquisition will cease to exist and ILCO will continue as the surviving corporation and as a wholly-owned subsidiary of FIC following the merger.

Upon the consummation of the merger: (1) each share of ILCO common stock issued and outstanding immediately prior to the merger, other than shares of ILCO common stock held as treasury shares by ILCO (but excluding shares of ILCO common stock held by any of ILCO's subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles) or shares of ILCO common stock held by FIC, will be converted into the right to receive 1.1 shares of FIC common stock. However, in the event of any change in FIC common stock and/or ILCO common stock prior to the merger, such as a stock split, stock dividend, subdivision, reclassification, recapitalization, combination, exchange of shares or the like, the number and class of shares of FIC common stock to be issued and delivered in the merger in exchange for each outstanding share of ILCO common stock will be adjusted so as to maintain the relative proportionate interests of the holders of ILCO common stock and FIC common stock; (2) each share of ILCO common stock, series A preferred stock and series B preferred stock of ILCO, in each case which is held as treasury shares by ILCO prior to the merger (excluding shares of ILCO common stock held by any of ILCO's subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles), and each share of ILCO common stock which is held by FIC (excluding any shares of ILCO common stock owned by any of FIC's subsidiaries) prior to the merger, will be cancelled and retired; (3) each share of common stock of ILCO Acquisition issued and outstanding immediately prior to the merger will be converted into one share of common stock of ILCO and such shares will represent all of the issued and outstanding capital stock of ILCO following the merger; and (4) shares of FIC common stock outstanding immediately prior to the merger (including shares of FIC common stock held by any subsidiary of FIC or ILCO) will remain outstanding and will be unaffected by the merger. No fractional shares of FIC common stock will be issued in the merger. A holder of ILCO common stock who would otherwise be entitled to receive fractional shares of FIC common stock as a result of the merger will receive, in lieu of fractional shares, cash in an amount equal to the average closing price per share of FIC common stock for the 30 trading days immediately prior to the merger multiplied by the fraction to which the holder would otherwise be entitled. FIC will make available to First Union National Bank, as exchange agent, from time to time sufficient cash amounts to satisfy payment for fractional shares and First Union will distribute such proceeds, without interest, to the holders of the fractional interests.

The consummation of the merger remains subject to regulatory approval, as well as to the various conditions precedent set forth in the Agreement, including the approval of certain matters by the shareholders of FIC and ILCO. For a more detailed description of the Agreement, see the complete copy of the Agreement, attached as an annex to the S-4 filed by FIC with the Securities and Exchange Commission on February 1, 2001, as amended by the S-4/A filed on March 13, 2001.

Litigation Relating to the Merger

On the day that ILCO publicly announced the formation of a special committee to evaluate a potential merger with FIC, two class action lawsuits were filed against ILCO, FIC and the officers and directors of ILCO. The actions allege that a cash consideration in the proposed merger is unfair to the shareholders of ILCO, that it would prevent the ILCO shareholders from realizing the true value of ILCO, and that FIC and the named officers and directors had material conflicts of interest in approving the transaction.

In their initial pleadings, the plaintiffs sought certification of the cases as class actions and the named plaintiffs as class representatives, and among other relief, requested that the merger be enjoined (or, if consummated, rescinded and set aside) and that the defendants account to the class members for their damages.

As of March 16, 2001, the plaintiffs have not taken any further action with respect to the litigation. The defendants believe that the lawsuits are without merit and intend to vigorously contest the lawsuits. Management is unable to determine the impact, if any, that the lawsuits will have on the results of operations of FIC.

NASDAQ Application

On January 24, 2001, FIC submitted an application to have its common stock traded on the NASDAQ National Market under the symbol FNIN. FIC has provided Nasdaq Listing Qualifications with appropriate documentation to support its application and management expects the application process to be completed at the beginning of April, 2001.

Unsolicited Verbal Inquiries Concerning Possible Purchase of Post-Merger Company

On March 8, 2001, FIC announced that it has received unsolicited verbal indications of interest from a few companies that may be interested in acquiring FIC after completion of the merger with ILCO. The press release did not state any price ranges or other material terms. In conjunction with such indications of interest, FIC has retained Philo Smith Capital Corporation as its financial advisor to explore the possibility of a post-merger sale of FIC with these companies and to further solicit indications of interest from other companies that may have similar interests. No formal indications of interest have been received by FIC to date and FIC has not determined to sell the post-merger company.

Dividend

In March, 2001, the Company announced that its board of directors approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend is payable on April 12, 2001 to record holders as of the close of business on March 20, 2001.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                 SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES


                                                     December 31, 2000
                                                       (in thousands)

Column A                                          Column B              Column C             Column D
                                                                                           Amount Shown
                                                                                          on the Balance
Type of Investment                              Amortized Cost         Fair Value             Sheet

Fixed Maturities Available for Sale:

Bonds:

United States Government and
 government agencies and authorities          $     6,378           $   6,933          $     6,933

States, municipalities and political
 subdivisions                                       4,928               5,050                5,050

Corporate securities                               35,905              36,207               36,207

Mortgage-backed securities                         31,038              31,596               31,596

 Total fixed maturities                            78,249              79,786               79,786

Equity securities:

Common Stocks

Industrial and miscellaneous other                     11                   4                    4

 Total equity securities

Policy loans                                        3,699               3,699                3,699

Short -term investments                            15,624              15,624               15,624

 Total investments                             $   97,583           $  99,113          $    99,113

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                 BALANCE SHEETS

                                                           December 31,
                                                    2000                1999
ASSETS                                                   (in thousands)

Cash and cash equivalents                         $     223      $         70

Short-term investments                                  150             1,037

Long-term bonds                                          16                16

Investments in subsidiaries*                        143,011           130,399

Property, plant and equipment, net                       69               105

Other assets                                            999               965

Accounts receivable                                     582               100

  Total assets                                   $  145,050         $ 132,692

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Subordinated notes payable                       $   4,755          $  5,748

Other liabilities and intercompany payables          6,677             5,761

 Total liabilities                                  11,432            11,509

Shareholders' equity

Common stock, $.20 par value, 10,000,000
 shares authorized;  5,845,300 shares
 issued, 5,054,661 shares outstanding
 in 2000 and 1999
                                                     1,169             1,169
Additional paid-in capital                           7,225             7,225

Accumulated other comprehensive income               2,107            (2,454)

Retained earnings (including $124,930 and
 $115,363 of undistributed earnings of
 subsidiaries at December 31, 2000 and 1999)        125,426           117,552
                                                    135,927           123,492
Common treasury stock, at cost, 518,639
 shares in 2000 and 1999 respectively                (2,309)           (2,309)

Total shareholders' equity                          133,618           121,183

Total liabilities and shareholders' equity       $  145,050         $ 132,692

* $72,309 and $65,354 are eliminated in consolidation in 2000 and 1999, respectively.

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,
                              STATEMENTS OF INCOME
                               FOR THE YEARS ENDED

                                              December 31,
                                             (in thousands)
                                        2000          1999            1998

Income                            $      26     $       629      $      89

Expenses:

Operating expenses                      147             193            436

Interest expense*                       515             613            769
                                        662             806          1,205
Loss from operations                   (636)           (177)        (1,116)

Equity in undistributed
 earnings from subsidiaries           9,415           9,326         10,334

Net income                        $   8,779      $    9,149       $  9,218


*In consolidation, $250 is reported as a reduction in equity in earnings of unconsolidated subsidiary.

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                       FOR THE YEARS ENDED
                                                            December 31,
                                                          (in thousands)
                                              2000         1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                               $   8,779     $  9,149       $  9,218

Adjustments to reconcile net
 income to net cash used in
 operating activities:

Decrease (increase) in
 accounts receivables                        (482)           26            (49)

Increase in investment in
 subsidiaries*                             (12,612)      (7,418)       (14,837)

(Increase) decrease in
 other assets                                 (34)            3             50

Increase (decrease) in other
 liabilities and intercompany
 payables                                     916          (175)         3,111

Other                                       4,597           404            (35)

Net cash provided by (used in)
 operating activities                       1,164         1,989         (2,542)

CASH FLOWS FROM FINANCING
ACTIVITIES

Net change in short-term
 investments                                  887         (980)          1,046

Change in subordinated notes
 payable to Investors-NA                     (993)        (994)          3,384

Cash dividend to stockholders                (905)          -0-            -0-

Purchase of treasury stock                     -0-          -0-         (1,887)

 Net cash provided by (used in)
  financing activities                     (1,011)      (1,974)          2,543

 Increase in cash                             153           15               1

 Cash and cash equivalents,
  beginning of year                            70           55              54

 Cash and cash equivalents,
  end of year                            $    223     $     70       $      55

*Eliminated in consolidation

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             SCHEDULE IV-REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                 (in thousands)


                                                        Ceded to           Assumed                           Percentage
                                       Direct            Other           From Other         Net Amount        of Amount
                                       Amount          Companies          Companies                            Assumed
2000
Life Insurance
 in-force                           $  7,006,301       $  552,467        $   5,067         $  6,458,901           0.08%

Premium:

Life insurance                      $     33,499       $      448        $      51         $     33,102           0.15%

Accident-health
 insurance                                   438              391              -0-                   47           0.00%

Total                               $     33,937       $      839        $      51         $     33,149           0.15%

1999
Life Insurance in-
 force                              $  7,406,486       $  520,319        $   5,787         $  6,891,954           0.08%

Premium:

Life insurance                      $     34,378       $      573        $      48         $     33,853           0.14%

Accident-health
 insurance                                   623              518              -0-                  105           0.00%

Total                               $     35,001       $    1,091        $      48         $     33,958           0.14%

1998

Life insurance in-
 force                              $  7,755,545       $  440,270        $   6,159         $  7,321,434           0.08%

Premium:

Life insurance                      $     38,908       $      769        $      60          $    38,199           0.16%

Accident-health
 insurance                                   809              650              -0-                  159           0.00%

Total                               $     39,717       $    1,419        $      60         $     38,358           0.16%

                                  EXHIBIT INDEX


 Exhibit
   No.                         Description of Exhibit

   2.1             Agreement and Plan of Merger dated as of January 17,
                    2001, by and among FIC, ILCO and Merger Sub.(1)
   3.1             Articles of Incorporation of FIC.(2)
   3.2             Certificate of Amendment to the Articles of
                    Incorporation of FIC, dated November 12, 1996.(3)
   3.3             Bylaws of FIC.(2)
   3.4             Amendment to Bylaws of FIC dated February 29, 1992.(10)
   3.5             Amendment to Bylaws of FIC dated June 16, 1992.(10)
  10.1             Stock Purchase Agreement, dated as of March 19, 1991,
                    as amended, by and among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company, Family Life Corporation, Family Life Insurance Investment Company and FIC.(4)
  10.2             Note, dated June 12, 1991, in the original principal
                    amount of $2.5 million made by FIC in favor of Investors Life Insurance Company of California (Investors-CA) and transferred to Investors Life Insurance Company of North America (Investors-NA) in connection with the merger as of December 31, 1992 of Investors-CA into Investors-NA.(4)
  10.3             Credit Agreement, dated as of June 12, 1991, among
                    Family Life Corporation, the Lenders named therein and the Agent named therein.(4)
  10.4             Note, dated June 12, 1991, in the original principal
                    amount of $22.5 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America.(4)
  10.5             Note, dated June 12, 1991, in the original principal
                    amount of $2.5 million made by FIC in favor of Investors Life Insurance Company of California.(5)
  10.6             Option Agreement, dated as of June 12, 1991, among FIC,
                    Investors Life Insurance Company of North America and Investors Life Insurance Company of California.(4)
  10.7             Surplus Debenture, dated as of June 12, 1991, in the
                    original principal amount of $97.5 million made by Family Life Insurance Company in favor of Family Life Corporation.(5)


                                      Ex-1

  10.8              Note, dated July 30, 1993, in the original principal
                     amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America.(5)
  10.9              Note, dated July 30, 1993, in the original principal
                     amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America.(5)
  10.10             Amendment No. 1 to Note, dated July 30, 1993, between
                     Family Life Corporation and Investors Life Insurance Company of North America.(5)
  10.11             Amendment No. 1 to Note, dated July 30, 1993, between
                     Family Life Insurance Company and Family Life
                     Corporation.(5)
  10.12             Guaranty Agreement, dated July 30, 1993, between FIC
                     and Investors Life Insurance Company of North America.(5)
  10.13             Guaranty Agreement, dated July 30, 1993, between FIC
                     and Investors Life Insurance Company of North America.(5)
  10.14             Data Processing Agreement, dated as of November 30,
                     1994, between ILCO and FIC Computer Services, Inc.(6)
  10.15             Data Processing Agreement, dated as of November 30,
                     1994, between Investors Life Insurance Company of North America and FIC Computer Services, Inc.(6)
  10.16             Data Processing Agreement, dated as of November 30,
                     1994, between Family Life Insurance Company and FIC Computer Services, Inc.(6)
  10.17             Amendment No. 2, dated December 12, 1996, effective
                     June 12, 1996 to the note dated June 12, 1991 in the original principal amount of $22.5 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America.(7)
  10.18             Amendment No. 1, dated December 12, 1996, effective
                     June 12, 1996 to the note dated June 12, 1991 in the original principal amount of $2.5 million made by FIC in favor of Investors Life Insurance Company of California.(7)


                                      Ex-2

 10.19              Amendment No. 1, dated December 12, 1996, effective
                     June 12, 1996 to the note dated June 12, 1991 in the original principal amount of $2.5 million made by FIC in favor of Investors Life Insurance Company of North America.(7)
 10.20              Amendment No. 1, dated December 12, 1996, effective
                     June 12, 1996 to the note dated July 30, 1993 in the original principal amount of $30 million made by FIC in favor of Investors Life Insurance Company of North America.(7)
 10.21              Amendment No. 1, dated December 12, 1996, effective
                     June 12, 1996 to the note dated July 30, 1993 in the original principal amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America.(7)
 10.22              Company of North America and Investors Life Insurance
                     Company of California.(7)
 10.23              Assignment Agreement, dated December 23, 1998, between
                    Family Life Insurance Investment Company and FIC.(8)
 21.1     EX-5      Subsidiaries of Registrant.*


















                                      Ex-3

  *  Filed herewith.


(1) Incorporated be reference to the Exhibits filed with FIC's Current Report on Form 8-k dated January 23, 2001.
(2) Incorporated by reference to the Exhibits filed with FIC's Annual Report on Form 10-K for 1985.
(3) Incorporated by reference to the Exhibits filed with FIC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated by reference to the Exhibits filed with FIC's Current Report on Form 8-k dated June 25, 1991.
(5) Incorporated by reference to the Exhibits filed with FIC's Annual Report on Form 10-K for 1993.
(6) Incorporated by reference to the Exhibits filed with FIC's Annual Report on Form 10-K for 1994.
(7) Incorporated by reference to the Exhibits filed with FIC's Annual Report on Form 10-K for 1996.
(8) Incorporated by reference to the Exhibits filed with FIC's Annual Report on Form 10-K for 1998.
(9) Incorporated by reference to the Exhibits filed with FIC's Annual Report on Form 10-K for 1999.
(10) Incorporated by reference to the Exhibits filed with FIC's S-4 filed on February 1, 2001.


                                      Ex-4

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

ILCO Acquisition Company



                                      Ex-5