Form 10-K/A
period 2000-12-31
FINANCIAL INDUSTRIES CORP
filed 2001-04-05
CIK 35733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No 1

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

Except for historical factual information set forth in this Form 10-K, the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may effect the ability of FIC to sell its products, the market value of FIC's investments and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of FIC's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.
                                       -2-

This Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2000 is being filed for the purpose of amending Note 1 to the Summary Compensation Table which appear on page 48 of the Form 10-K which was filed by the Registrant on April 2, 2001. Note 1 is hereby revised in its entirety to read as follows:

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

     Mr. Mitte and FIC are parties to an employment agreement, providing for the employment of Mr. Mitte as Chairman, President and Chief Executive Officer of the Company. The agreement, which was initially effective February 25, 1982, provides for five-year terms and for automatic renewals for successive five-year periods, unless otherwise terminated in accordance with the terms of the agreement. The original agreement provided that the level of compensation will be fixed each year by agreement, but not less than $120,000 per year. In addition, the agreement provides that Mr. Mitte is entitled to reimbursement for reasonable business expenses and to participate in all fringe benefit plans and arrangements available generally to employees of the Company. On March, 24, 2001, the Compensation Committee of the Board of Directors recommended a modification to the employment agreement, effective as of the date of the closing of the proposed merger between the Company and FIC. The Compensation Committee recommended that the minimum level of compensation be increased to $503,500. In addition, the amendment would provide that Mr. Mitte is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee of the Board of Directors. Upon the occurrence of a change in control (as defined in the amendment), the amendment would provide that the amount of the bonus is to be fixed at the rate of $2.5 million per year. The amendment would further provide that (i) in the event of the death of Mr. Mitte, the rate of compensation which was being paid to him at that time will continue to be paid for a period of twelve months following the date of death and (ii) if the employment of Mr. Mitte is terminated during the term of the agreement, he is entitled to receive the payments otherwise due for the remainder of the then current term.

     The Board of Directors of the Company approved the recommendation of the Compensation Committee at its meeting on March 24, 2001. Subsequently, Mr. Mitte requested a modification of the proposed amendment whereby the period for which payments would be made in the event of his death would be for the remainder of the term of his employment then in effect and that the amount of such payments be based on both that monthly base salary then in effect and the bonus amount paid to him by FIC and ILCO for the year 2001. The Compensation Committee considered the request and recommended that the modification be approved by the Board of Directors. On April 4, 2001, the Board of Directors approved the recommendation of the Compensation Committee. Thereafter, the amendment to the employment agreement was executed by the parties.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Financial Industries Corporation
                                  (Registrant)

By:/s/ Roy F. Mitte                                  By:/s/ James M. Grace
Roy F. Mitte, Chairman of                            James M. Grace, Treasurer,
 the Board, President and                            Principal Accounting and
 Chief Executive Officer                             Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Registrant's report on Form 10-K for the fiscal year ended December 31, 2000 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 4, 2001.


/s/ Roy F. Mitte                                   /s/ James M. Grace
Roy F. Mitte, Director                             James M. Grace, Director

/s/ Jeffrey H. Demgen, Director                    /s/ Steven P. Schmitt
Jeffrey H. Demgen, Director                        Steven P. Schmitt, Director

/s/ Joseph F. Crowe                                /s/ Thomas C. Richmond
Joseph F. Crowe, Director                          Thomas C. Richmond, Director

/s/ Theodore A. Fleron                             /s/ M. Scott Mitte
Theodore A. Fleron, Director                       M. Scott Mitte, Director


John D. Barnett, Director


Jerome H. Supple, Director


Frank Parker, Director

                                  EXHIBIT INDEX


Exhibit
No.              Page No.                Description of Exhibit


10.24            Ex-2                  Amendment dated as of April 4, 2001
                                       to Employment Agreement between
                                       the Registrant and Roy F. Mitte.

                                      Ex-1

                     FIRST AMENDMENT TO EMPLOYMENT AGREEMENT

     THIS FIRST AMENDMENT TO EMPLOYMENT AGREEMENT (this "Amendment"), dated as of April 4, 2001, to be effective upon the consummation of the merger of ILCO Acquisition Company with and into InterContinental Life Corporation ("ILCO"), is between Financial Industries Corporation, a Texas corporation ("FIC"), and Roy
F. Mitte ("Mitte").

     WHEREAS, the parties have entered into an employment agreement, dated as of February 25, 1982 (the "Employment Agreement"), which is currently in effect on the date hereof; and

     WHEREAS, FIC and Mitte desire to amend the terms of the Employment Agreement pursuant to the terms hereof.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, FIC and Mitte hereby agree as follows:

     1.   Amendments.

          (a) Section 4 of the Agreement is hereby deleted and replaced in its entirety as follows:

     4.   Compensation.


          (a) Base Salary. During the employment period, FIC shall pay to Mitte as salary, the amount of $503,500 per year; provided, however, that within 30 days prior to the end of each year, FIC and Mitte shall mutually agree in writing as to the salary to be paid to Mitte for the next succeeding year, but in no event shall such salary be less than $503,500 per year.

          (b) Bonus. During the employment period, Mitte shall be entitled to receive an annual bonus in an amount to be determined by the compensation committee of the Board of Directors of FIC; provided, however, that upon the occurrence of a Change of Control (as hereinafter defined) of FIC, the aggregate amount of any bonus paid or owed to Mitte by FIC and ILCO for the calendar year 2001 shall become due and payable to Mitte each year for the remainder of the employment period in addition to the amounts due to Mitte under Section 4(a) of this Agreement. For purposes of this Agreement, a "Change of Control" shall mean, (i) the acquisition by any person or "group" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of 50% or more of the outstanding voting securities of FIC (other than by Mitte or his affiliates); (ii) the consummation of a merger or consolidation of FIC with or into another entity or any other corporate reorganization, the effect of which is that persons who were not shareholders of FIC immediately prior to such merger, consolidation or other reorganization own, immediately after such merger, consolidation or other reorganization, 50% or more of the voting power of the outstanding securities of the continuing or surviving entity that ordinarily vote in the election of directors or like governing body; or (iii) the sale, transfer or other disposition of all or substantially all of FIC's assets; provided further, that the acquisition of ILCO by FIC shall not be deemed a Change of Control for purposes of this Agreement.

                                      Ex-2

          (c) Expenses and Fringe Benefits. In addition to the salary provided for herein, Mitte shall be entitled to (i) reimbursement of reasonable and necessary out-of-pocket expenses incurred in performing services hereunder and (ii) participation in all fringe benefit plans and arrangements made available by FIC to its management personnel generally.

          (b) Section 1 of the Agreement shall be amended by deleting the following sentence beginning on the 14th line of Section 1:

               "However, for a six (6) month period of time after the date of death, the beneficiary of Mitte will be paid, on a monthly basis at the rate of pay that Mitte was receiving at the date of death."

          (c) Section 4A shall be added to the Agreement in its entirety as follows after Section 4 of the Agreement:

               4A. Termination.

                    (a) Death. In the event Mitte's employment is terminated by reason of his death during an employment period, FIC shall, on a bi-weekly basis, pay to his legal representatives or beneficiaries, for the remainder of the term of this Agreement in effect immediately preceding the date of Mitte's death, an amount equal to the sum of (i) his bi-weekly base salary currently in effect on the date of death and (ii) $96,153.85 (such amount being 1/26th of $2,500,000, which is the amount of the bonus received by Mitte from FIC and its affiliate, InterContinental Life Corporation, for the year 2001).

                    (b) Change of Control. In the event that Mitte is terminated for any reason following the occurrence of a Change of Control of FIC, or in the event that, following any such Change of Control, Mitte shall be relieved of the titles and/or duties set forth in
                         Section 3 of this Agreement, Mitte shall be entitled to receive any and all amounts due to Mitte under Sections 4(a) or (b) of this Agreement for the remainder of the term of this Agreement. Such amount shall be paid in accordance with FIC's regular payroll practices.

                    (c) Other. In the event that Mitte is terminated for any reason other than as provided in this Section 4A, Mitte shall be entitled to receive any and all amounts due to Mitte under Sections 4(a) or (b) of this Agreement for the remainder of the term of this Agreement. Such amount shall be paid in accordance with FIC's regular payroll practices.


                                      Ex-3

                    2. Confirmation. Except as amended by this Amendment, the Employment Agreement shall remain in full force and effect.

                    3. Instruments to be Read Together. This Amendment shall form a part of the Employment Agreement for all purposes and the Employment Agreement and this Amendment shall henceforth be read together.

                    4. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

                    5. Governing Law. This Amendment shall be governed by and construed and enforced in accordance with the laws of the State of Texas.


     IN WITNESS WHEREOF, the parties have executed this First Amendment to Employment Agreement on the date and year first above written.

                                      FINANCIAL INDUSTRIES
                                      CORPORATION

                                      By: /s/ Steven P. Schmitt
                                      Name: Steven P. Schmitt
                                      Title: Vice President and Secretary



                                      /s/ Roy F. Mitte
                                      Roy F. Mitte



                                      Ex-4