Form 10-Q
period 2001-03-31
FINANCIAL INDUSTRIES CORP
filed 2001-05-15
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended March 31, 2001
Commission File Number 0-4690



                        FINANCIAL INDUSTRIES CORPORATION
             (Exact Name of Registrant as specified in its charter)

         Texas                                 74-2126975
(State of Incorporation)   (I.R.S. Employer Identification Number)



6500 River Place Blvd., Building One
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

                           Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q, the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC's investments and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of FIC's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                  Page No.



Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000.......................... 4

Consolidated Statements of Income
         For the three month period ended
         March 31, 2001 and March 31, 2000............................. 6

Consolidated Statements of Cash Flows
         For the three month period ended
         March 31, 2001 and March 31, 2000............................. 8

Notes to Consolidated Financial Statements.............................10

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations................12

Item 3. Quantitative and Qualitative Disclosures
         About Market Risk ............................................21

Part II

Other  Information.....................................................22

Signature  Page........................................................25

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           March 31,            December 31,
                                                                             2001                  2000
                                                                          (unaudited)

ASSETS

Investments other than investments in affiliate:

Fixed maturities available for sale at  market value
 (amortized cost of $74,946 and $78,249 at March 31,
 2001 and December 31, 2000, respectively)                        $        77,340          $       79,786
Equity securities at market (cost approximates $11
 at March 31, 2001 and December 31, 2000)                                       4                       4
Policy loans                                                                3,746                   3,699
Short-term investments                                                     14,862                  15,624

     Total investments                                                     95,952                  99,113

Cash and cash equivalents                                                   3,855                   2,733
Investment in affiliate                                                    79,559                  79,105
Accrued investment income                                                   1,348                   1,172
Agency advances and other receivables                                       9,854                   7,604
Reinsurance receivables                                                    18,136                  17,466
Due and deferred premiums                                                  12,863                  12,537
Property and equipment, net                                                 1,318                   1,318
Deferred policy acquisition costs                                          56,695                  56,161
Present value of future profits of acquired business                       18,602                  19,440
Other assets                                                                4,453                   4,117

     Total Assets                                                 $       302,635          $      300,766


              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                           March 31,              December 31,
                                                                             2001                    2000
                                                                         (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Policy liabilities and contract holder deposit funds:

Future policy benefits                                             $         62,584          $       62,462
Contract holder deposit funds                                                43,055                  43,301
Unearned premiums                                                                -0-                     -0-
Other policy claims and benefits payable                                      3,303                   2,931
                                                                            108,942                 108,694

Subordinated notes payable to affiliate                                      33,812                  35,349
Deferred federal income taxes                                                24,473                  24,437
Other liabilities                                                             5,491                   3,734

Total Liabilities                                                           172,718                 172,214

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 10,000,000
 shares authorized; 5,845,300 shares issued, 5,054,661
 outstanding in 2001 and 2000                                                 1,169                   1,169
Additional paid-in capital                                                    7,225                   7,225
Accumulated other comprehensive income                                        3,320                   2,107
Retained earnings                                                           125,578                 125,426
                                                                            137,292                 135,927

Common treasury stock, at cost, 790,639 shares in 2001                       (7,375)                 (7,375)
 and 2000

Total Shareholders' Equity                                                  129,917                 128,552

Total Liabilities and Shareholders' Equity                         $        302,635          $      300,766


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                             Three Months Ended March 31,
                                                                             2000                      2001
                                                                                     (unaudited)

Revenues:

Premiums                                                              $       8,038            $      8,401
 Net investment income                                                        1,631                   1,740
 Earned insurance charges                                                       934                   1,147
                                                                             10,603                  11,288

Benefits and expenses:

 Policyholder benefits and expenses                                           2,591                   3,351
 Interest expense on contract holders
  deposit funds                                                                 570                     590
 Amortization of present value of future
  profits of acquired businesses                                                838                   1,016
 Amortization of deferred policy
  acquisition costs                                                           1,439                   1,349
 Operating expenses                                                           3,140                   2,947
 Interest expense                                                               427                     528
                                                                              9,005                   9,781
Income before federal income tax and
 equity in net earnings of affiliates                                         1,598                   1,507
Provision for federal income taxes                                              360                     259
Income before equity in net earnings
 of affiliates                                                                1,238                   1,248
Equity in net earnings of affiliate,
 net of tax                                                                     845                     966

Net Income                                                            $       2,083            $      2,214

              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)


                                                                       Three Months Ended March 31,
                                                                          2001               2000

                                                                               (unaudited)
Net Income Per Share

Basic:

Average weighted shares outstanding                                     5,055               5,055
Basic earnings per share                                           $     0.41          $     0.44

Diluted:

Common stock and common stock equivalents                               5,183               5,167
Diluted earnings per share                                         $     0.40          $     0.43







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Three Months Ended March 31,
                                                                     2001                    2000
                                                                              (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                                   $        2,083          $         2,214
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:

Amortization of present value of future
 profits of acquired business                                           838                    1,016
Amortization of deferred policy
 acquisition costs                                                    1,439                    1,349
Equity in undistributed earnings of affiliate                        (1,361)                  (1,526)

Changes in assets and liabilities:

(Increase) decrease in accrued investment income                       (176)                      49
Increase in agent advances and
 other  receivables                                                  (2,920)                    (257)
(Increase) decrease in due premiums                                    (326)                     137
Increase in deferred policy acquisition costs                        (1,973)                  (1,971)
(Increase) decrease in other assets                                    (336)                     100
Increase (decrease) in policy liabilities and accruals                  248                     (220)
Increase (decrease) in other liabilities                              1,757                     (465)
(Decrease) increase in deferred federal income taxes                     36                      (47)
Other, net                                                             (661)                    (140)

Net cash (used in) provided by operating activities          $       (1,352)         $           239


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                                  Three Months Ended March 31,
                                                                  2001                   2000
                                                                          (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                                  $     (5,200)        $    (1,462)
Increase in policy loans                                             (47)                 (3)
Proceeds from calls and maturities of
 fixed maturities                                                  8,496                 232
Net increase (decrease) in short-term investments                    762               2,712
Net cash provided by investing activities                          4,011               1,479

CASH FLOW FROM FINANCING
 ACTIVITIES

Repayment of subordinated notes payable                           (1,537)             (1,537)
Net cash used in financing activities                             (1,537)             (1,537)
Net increase in cash                                               1,122                 181
Cash and cash equivalents, beginning of year                       2,733                 692

Cash and cash equivalents, end of period                    $      3,855         $       873






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data which was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with current year presentation.


The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment of FIC in InterContinental Life Corporation ("ILCO") is presented using the equity method. All significant intercompany items and transactions have been eliminated.

Other Comprehensive Income

The following is a reconciliation of accumulated other comprehensive income from December 31, 2000 to March 31, 2001 (in thousands):

                                                     Net unrealized                                    Total
                                                     gain on                      Net                  accumulated
                                                     investments                  appreciation         other
                                                     in fixed maturities          of equity            comprehensive
                                                     available for sale           securities           income

Balance at December 31, 2000                         $  2,107                 $      0                  $  2,107
Current Period Change                                   1,213                        0                     1,213
Balance at March 31, 2001                            $  3,320                 $      0                  $  3,320

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dividends Declared

In March, 2001 FIC announced that its board approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend has been accrued in other liabilities on the consolidated balance sheet and was paid on April 12, 2001, to shareholders of record as of the close of business on March 19, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

       Results of Operations - Three Months Ended March 31, 2001 and 2000

For the three-month period ended March 31, 2001, Financial Industries Corporation's ("FIC") net income was $2,083,000 (basic earnings of $0.41 per common share, or diluted earnings of $0.40 per common share) as compared to $2,214,000 (basic earnings of $0.44 per common share, or diluted earnings of $0.43 per common share) in the first three months of 2000. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the three-month period ended March 31, 2001, was $1,598,000 (on revenues of $10,603,000), as compared to $1,507,000 (on revenues of $11,288,000), in the first three months of 2000.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Revenues.

Premiums for the first three months of 2001, net of reinsurance ceded, were $8.0 million, as compared to $8.4 million in the first three months of 2000. This source of revenues is related to Family Life's traditional life insurance book of business, primarily Family Life's term life insurance business. The decrease from March 31, 2000 to March 31, 2001 is attributable to the decrease in the traditional life insurance book of business from $5.76 billion at March 31, 2000 to $5.51 billion at March 31, 2001.

The net investment income for the first three months of 2001 was $1.63 million as compared to $1.74 million in the same period of 2000. The net investment income decreased as compared to the same quarter for 2000 because there was a decline in the average interest rate earned on the investment portfolio of the Company.

Earned insurance charges for the first three months of 2001 were $0.93 million, as compared to $1.15 million in the same period of 2000. This source of revenue is related to Family Life's universal life insurance and annuity book of business. The decline in the level of earned insurance charges is attributable to a decrease in Family Life's universal life and annuity business. The face amount of in force universal life policies was $908 million at March 31, 2000 as compared to $897 million at March 31, 2001.

Benefits and Expenses.

Policyholder benefits and expenses were $2.6 million in the first quarter of 2001, as compared to $3.4 million in the first quarter of 2000. The change between the two periods is attributable to a decline in the amount of benefits paid during the first quarter of 2001 of $0.87 million.

Interest expense on contract holders deposit funds was $0.57 million in the first quarter of 2001, as compared to $0.59 million in the same period of the year 2000. This expense's slight decrease is related to the small decrease in the level of contract holder deposit funds, which declined from $43.3 million at December 31, 2000 to $43.1 million at March 31, 2001.

In the first three months of 2001, the amortization of present value of future profits of acquired business was $0.84 million as compared to $1.02 million in the first three months of 2000. These decreases in amortization were expected and should continue to decrease as the underlying asset, present value of future profits, decreases.

The amortization of deferred policy acquisition costs was $1.44 million in the first three months of 2001, as compared to $1.35 million in the first three months of 2000. The increase in amortization is attributable to the capitalization of expenses incurred in connection with the writing of new business.

The operating expenses for the first three months of 2001 were $3.14 million, as compared to $2.95 million in the first three months of 2000. The increase was due to a higher level of expenses over the current period versus the prior period's expenses.

Interest expense for the first three months of 2001 was $0.43 million, as compared to $0.53 million in the first three months of 2000. The decrease in the amount of interest expenses from the first quarter of 2000 to the first quarter of 2001 is attributable to the scheduled reduction in the amount of outstanding indebtedness.

The provision for federal income taxes was $0.36 million in the first three months of 2001 as compared to $0.26 million in the first three months of 2000. The increase is due to the increase in income from operations.

            Equity in Net Income of InterContinental Life Corporation

General

For the three-month period ended March 31, 2001, the Company's equity in the net earnings of InterContinental Life Corporation ("ILCO"), net of federal income tax, was $845,000, as compared to $966,000 for the first three months of 2000. The decrease is attributable to the lower level of ILCO's earnings.

FIC currently owns 3,591,534 shares of ILCO's common stock. In addition, Family Life currently owns 342,400 shares of ILCO common stock. As a result, FIC currently owns, directly and indirectly through Family Life, 3,933,934 shares (approximately 48.1%) of ILCO's common stock.

FIC carries its investment in ILCO using the equity method of accounting. At March 31, 2001, FIC's investment in affiliate was valued at $79.56 million. The book value of ILCO's common stock at March 31, 2001 was $20.55 per share, which is substantially above the market value ($12.00) of ILCO's common stock on that same date. The applicable accounting standards permit FIC to carry its investment in ILCO on the equity method of accounting, without any adjustment to reflect the difference between book value and market value. Under certain circumstances, Accounting Principles Board Opinion 18 ("APB 18") and Staff Accounting Bulletin Topic 5.M ("SAB 5.M") require an adjustment to earnings where the value of an investment is deemed to have decreased on an other than a temporary basis. Application of the "other than temporary" provisions of APB 18 and SAB 5.M to FIC's investment in ILCO would potentially result in a charge to earnings in some future period. The amount of such charge would be based primarily upon the market price of ILCO's common stock, which ranged from $9.313 per share to $17.99 per share during the period from January 1, 2001 to May 14, 2001. Based on that range of market prices, the range of possible impairment charges which might result would be from $8.16 million to $39.76 million, net of tax.

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

As of March 31, 2001, the market value of the fixed maturities available for sale segment was $427.36 million as compared to an amortized cost of $418.02 million, or an unrealized gain of $9.34 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. Since FIC owns approximately 48.1% of the common stock of ILCO, such unrealized gains, net of tax, are reflected in FIC's investment in affiliate and accumulated other comprehensive income, and had the effect of increasing the reported value of such equity interest by approximately $1.9 million. The net of tax effect of this increase ($1.8 million at March 31, 2001) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

As of December 31, 2000, the market value of the fixed maturities available for sale segment was $440.7 million as compared to an amortized cost of $437.0 million, or an unrealized gain of $3.7 million.

Liquidity and Capital Resources of ILCO.

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America ("Investors-NA") and its subsidiary - Investors Life Insurance Company of Indiana ("Investors-IN"). Historically, ILCO's principal cash flow sources have been from periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. In addition to the need for cash flow to meet operating expenses, ILCO'S liquidity requirements relate principally to the liabilities associated with ILCO'S various life insurance and annuity products. ILCO'S product liabilities include the payment of benefits under life insurance and annuity products, as well as the payment of policy surrenders, withdrawals and policy loans.

The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance
Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 2000, the outstanding principal balance of the Surplus Debentures was completely paid off. For periods subsequent to June 30, 2000, ILCO's available source of liquidity is dividends paid to it from its subsidiaries. Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Investors-NA to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, its domiciliary state. The Washington insurance law limits how and when Investors-NA can pay shareholder dividends by including the "greater of" standard for payment of dividends to shareholders, and requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of March 31, 2001, Investors-NA had earned surplus of $60.7 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $23.4 million at March 31, 2001.

The Form 10-Qs of ILCO for the three-month periods ended March 31, 2001 and March 31, 2000, set forth the business operations and financial results of ILCO and its life insurance subsidiaries. Such 10-Q reports of ILCO, including the discussion by ILCO's management under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are incorporated herein by reference.

                         Liquidity and Capital Resources

FIC is a holding company whose principal assets consist of the common stock of Family Life and its equity ownership in ILCO. FIC's primary sources of capital consist of cash flow from operations of its subsidiaries and the proceeds from bank and institutional borrowings.

The cash requirements of FIC and its subsidiaries consist primarily of its service of the indebtedness created in connection with its ownership of Family Life. As of March 31, 2001, the outstanding balance of such indebtedness was $33.8 million on the Subordinated Notes granted by Investors-NA.

The principal source of liquidity for FIC's subsidiaries consists of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. The terms of the Surplus Debenture were previously approved by the Washington Insurance Commissioner. Under the provisions of the Surplus Debenture and current law, no prior approval of the Washington Insurance Department is required for Family Life to pay interest or principal on the Surplus Debenture; provided that, after giving effect to such payments, the statutory surplus of Family Life is in excess of 6% of assets (the "surplus floor"). However, Family Life has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 2001, the statutory capital and surplus of Family Life was $26.1 million, an amount substantially in excess of the surplus floor. As of March 31, 2001, the principal balance of the Surplus Debenture was $3.9 million. The funds required by Family Life to meet its obligations under the terms of the Surplus Debenture are generated primarily from premium payments from policyholders, investment income and the proceeds from the sale and redemption of portfolio investments.

Washington's insurance code includes the "greater of" standard for dividends but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Family Life to make principal and interest payments under the Surplus Debenture is not affected. The Company does not anticipate that, for the foreseeable future, Family Life will have any difficulty in making payments to Family Life Corporation in amounts sufficient to enable Family Life Corporation to service indebtedness, either by payments of principal and interest by Family Life on the Surplus Debenture or partial redemptions by Family Life of its redeemable preferred stock.


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

FIC's net cash flow (used in) provided by operating activities was $(1.35) million in the first three months of 2001, as compared to $0.24 million in the first three months of 2000. Net cash flow used in financing activities was $1.54 million in the first three months of 2001, as compared to $1.54 million in the first three months of 2000. The decrease in cash flow provided by operating activities for the quarter ended March 31, 2001 was affected by an increase in agency advances and other receivables as well as an increase in other liabilities related to the dividend payable to FIC shareholders.

Net cash flow provided by investing activities was $4.01 million for the three months ended March 31, 2001, as compared to $1.48 million for the same period in 2000. The increase in cash flow from investing activities was primarily attributable to cash received from the redemption or maturity of investments which cash was used in operations and financing activities.

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

Investments.

As of March 31, 2001, the Company's investment assets totaled $95.95 million, as compared to $99.11 million as of December 31, 2000. The decrease was primarily attributable to cash received from the redemption or maturity of investments which cash was used in operations and financing activities.

As of March 31, 2001, the market value of the fixed maturities available for sale segment was $77.34 as compared to an amortized value of $74.95 million or an unrealized gain of $2.39 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. The net of tax effect of this increase ($1.55 million at March 31, 2001) has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

The level of short-term investments at March 31, 2001 was $14.86 million, as compared to $15.62 as of December 31, 2000. The slight decrease is within the expected levels of short-term investments.

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

The fixed maturities portfolio of Family Life, as of March 31, 2001, consisted solely of fixed maturities investments which, in the annual statement of the company, as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as a "1" (highest quality).

The investments of Family Life and ILCO's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $19 million and $173 million, respectively, and mortgage-backed pass-through securities of $8 million and $39.4 million, respectively, at March 31, 2001. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 54.4% of the book value of FIC's mortgage-backed securities and 56.2% of the book value of ILCO's mortgage-backed securities at March 31, 2001, are sensitive to prepayment and extension risks. ILCO and FIC have reduced the risk of prepayment associated with mortgage- backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At March 31, 2001, PAC and TAC instruments and scheduled bonds represented approximately 45.6% of the book value of FIC's mortgage-backed securities and approximately 43.8% of the book value of ILCO's mortgage-backed securities. Sequential and support classes represented approximately 24.8% of the book value of FIC's mortgage-backed securities and approximately 37.7% of the book value of ILCO's mortgage-backed securities at March 31, 2001. In addition, FIC and ILCO limit the risk of prepayment of CMOs by not paying a premium for any CMOs. ILCO and FIC do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Neither FIC nor ILCO had any z-accrual bonds as of March 31, 2001. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. For the year 2001, the investment objectives of FIC and ILCO include the making of selected investments in CMOs.

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiary enhances the ability of the Company to service its debt, to provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

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


                               Other Developments

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

The consummation of the merger remains subject to regulatory approval, as well as to the various conditions precedent set forth in the Agreement, including the approval of certain matters by the shareholders of FIC and ILCO. A Special Meeting of the shareholders of each of FIC and ILCO is scheduled for May 18, 2001. For a more detailed description of the Agreement, see the complete copy of the Agreement, attached as an annex to the S-4 filed by FIC with the Securities and Exchange Commission on February 1, 2001, as amended by the S-4/A filed on March 13, 2001 and the S-4/A filed on April 3, 2001.


NASDAQ Listing

On January 24, 2001, FIC submitted an application to have its common stock traded on the NASDAQ National Market under the symbol FNIN. Previously, the common stock of FIC was traded on the NASDAQ Small-Cap Market. The application was approved and the common stock of FIC commenced trading on the NASDAQ National Market on April 9, 2001.


Unsolicited Verbal Inquiries Concerning Possible Purchase of Post-Merger Company

On March 8, 2001, FIC announced that it has received unsolicited verbal indications of interest from a few companies that may be interested in acquiring FIC after completion of the merger with ILCO. The press release did not state any price ranges or other material terms. In conjunction with such indications of interest, FIC has retained Philo Smith Capital Corporation as its financial advisor to explore the possibility of a post-merger sale of FIC with these companies and to further solicit indications of interest from other companies that may have similar interests. As indicated on the Form 424B3 filed with the Securities and Exchange Commission on May 9, 2001, FIC has received one indication of interest that it intends to pursue through further discussions with the third party submitting such indication of interest. However, FIC has still not determined whether it will sell the company, and no price or material terms on which it would agree to sell the company have been determined by the board of directors of FIC or agreed upon with any third party.

Dividends Declared

In March, 2001 FIC announced that its board approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend has been accrued in other liabilities on the consolidated balance sheet and was paid on April 12, 2001, to shareholders of record as of the close of business on March 19, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The primary market risk to the Company's investment portfolio is interest rate risk. Since the Company owns approximately 48.1% of the common stock of ILCO, the interest rate risk of ILCO's fixed income portfolio has an effect on the value of FIC's 'investment in affiliate'. The Company does not use derivative financial instruments.

Interest Rate Risk.

(a)       FIC's Fixed Income Investments

          Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $2.6 million at March 31, 2001 and $3.4 million at December 31, 2000. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale and (ii) short-term investments. The market value of such assets was $92.2 million at March 31, 2001 and $95.4 million at December 31, 2000.

          The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $27.9 million at March 31, 2001 and $28.1 million at December 31, 2000. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $0.9 million at March 31, 2001 and $1.5 million at December 31, 2000.


(b)       FIC's Investment in Affiliate

          The value of FIC's investment in affiliate is affected by the amount of unrealized gains and losses, net of tax, in the investment portfolio of its affiliate, ILCO. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in value, net of tax, related to the Company's investment in affiliate is estimated to be $5.6 million at March 31, 2001 and $6.2 million at December 31, 2000.

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

Universal Life Litigation:

ILCO and Investors-NA are defendants in a lawsuit which was filed in October, 1996, in Travis County, Texas. CIGNA Corporation, an unrelated Company, is also a named defendant in the lawsuit. The named plaintiffs in the suit (a husband and wife), allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors-NA in 1992) utilized unfair sales practices. The named plaintiffs seek reformation of the life insurance contracts and an unspecified amount of damages. The named plaintiffs also seek a class action as to similarly situated individuals. In April, 2001, the named plaintiffs filed an amended complaint, so as to include various post-sale allegations, including allegations related to the manner in which increases in the cost of insurance were applied, the allocation of portfolio yields to the universal life policies and changes in the spread between the earned rate and the credited rate. The Company filed a motion to strike the amended Complaint, which motion was denied by the Court. No certification of a class has been granted as of the date hereof. The Company believes that the suit is without merit and intends to vigorously defend this matter.

Litigation Relating to the FIC/ ILCO Merger:

On the day that FIC and ILCO each publicly announced the formation of a special committee to evaluate a potential merger, two class action lawsuits were filed against ILCO, FIC and the officers and directors of ILCO. The actions allege that a cash consideration in the proposed merger is unfair to the shareholders of ILCO, that it would prevent the ILCO shareholders from realizing the true value of ILCO, and that FIC and the named officers and directors had material conflicts of interest in approving the transaction.

In their initial pleadings, the plaintiffs sought certification of the cases as class actions and the named plaintiffs as class representatives, and among other relief, requested that the merger be enjoined (or, if consummated, rescinded and set aside) and that the defendants account to the class members for their damages.

Recently, the plaintiffs initiated discovery in this matter. The defendants believe that the lawsuits are without merit and intend to vigorously contest the lawsuits. Management is unable to determine the impact, if any, that the lawsuits may have on the results of operations of the Company.

Other Litigation:

Additionally, FIC and its subsidiaries are regularly involved in litigation, both as a defendant and as plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance protection products. We do not believe that such litigation, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)        Exhibits

                    Form 10-K Annual Report of Registrant for the year ended December 31, 2000 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

         (b)        Reports on Form 8-K

                    On January 22, 2001, the Registrant filed a report on Form 8-K. The report pertained to the announcement by the Registrant that it had entered into a definitive agreement whereby it would acquire the remaining common shares (approximately 52%) of InterContinental Life Corporation ("ILCO") which it does not currently own. The terms and provisions of the transaction are set forth in an Agreement and Plan of Merger dated as of January 17, 2001, among the Registrant, ILCO and ILCO Acquisition Company. A copy of the Agreement and Plan of Merger is attached to the Report of Form 8-K.

         FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES SUBSIDIARIES



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FINANCIAL INDUSTRIES CORPORATION

 /s/ James M. Grace
James M. Grace, Treasurer



Date:   May 15, 2001