Form 10-Q
period 2001-06-30
FINANCIAL INDUSTRIES CORP
filed 2001-08-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended June 30,  2001
Commission File Number 0-4690



                        FINANCIAL INDUSTRIES CORPORATION
             (Exact Name of Registrant as specified in its charter)

         Texas                                 74-2126975
(State of Incorporation)   (I.R.S. Employer Identification Number)



6500 River Place Blvd., Building One
Austin, Texas                                       78730
(Address of principal executive office           (Zip Code)

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

                                           YES  X    NO

Number  of  common  shares  outstanding  ($.20  par  value)  at end  of  period:
9,446,099.

                           Forward-Looking Statements


Except for historical factual information set forth in this Form 10-Q, the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Companys products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC's investments and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of FIC's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.

                 FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.



Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000................................ 4

Consolidated Statements of Income
         For the three and six month periods ended
         June 30, 2001 and June 30, 2000.................................... 6

Consolidated Statements of Cash Flows
         For the three and six month periods ended
         June 30, 2001 and June 30, 2000................................... 10

Notes to Consolidated Financial Statements..................................14

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.....................17

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk ..............................................26

Part II

Other  Information..........................................................27

Signature  Page.............................................................31

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                June 30,             December 31,
                                                                    2001                     2000
                                                                             (unaudited)

ASSETS
Investments other than investments in affiliate:

Fixed maturities available for sale at
 market value (amortized cost of $476,471 and
 $78,249 at June 30, 2001 and
 December 31, 2000, respectively)                         $    483,773             $       79,786

Fixed maturities at amortized cost (market
 approximates $1,023 at June 30, 2001)                           1,016                          0

Equity securities at market (cost approximates
 $45 at June 30 at June 30, 2001 and $11
 at December 31, 2000)                                              51                          4

Policy loans                                                    51,761                      3,699

Mortgage loans and other investments                             4,790                          0

Invested real estate and other invested assets                  45,252                          0

Short-term investments                                         163,606                     15,624

     Total investments                                         750,249                     99,113

Cash                                                            12,079                      2,733

Investment in affiliate                                              0                     79,105

Accrued investment income                                        9,488                      1,172

Agency advances and other receivables                           25,787                      7,604

Reinsurance receivables                                         34,919                     17,466

Due and deferred premiums                                       22,201                     12,537

Real estate occupied by the Company                             20,143                          0

Property and equipment, net                                      3,762                      1,318

Deferred policy acquisition costs                               77,628                     56,161

Present value of future profits of
 acquired businesses                                            34,333                     19,440

Other assets                                                    16,160                      4,117

Separate account assets                                        421,142                          0

     Total Assets                                         $  1,427,891             $      300,766

               The accompanying notes are an integral part of these consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 June 30,         December31,
                                                                                    2001                 2000
                                                                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and contract holder deposit funds:

Future policy benefits                                                    $       192,310         $    62,462

Contract holder deposit funds                                                     567,899              43,301

Other policy claims and benefits payable                                           13,933               2,931
                                                                                  774,142             108,694

Subordinated notes payable to affiliate                                                 0              35,349

Deferred federal income taxes                                                      33,931              24,437

Excess of net assets acquired over cost                                            13,955                   0

Other liabilities                                                                  13,272               3,734

Separate account liabilities                                                      413,970                   0

Total Liabilities                                                               1,249,270             172,214

Commitments and Contingencies

Shareholders' equity:
Common stock, $.20 par value, 25,000,000 shares authorized at
June 30, 2001 and 10,000,000 shares authorized at December
31, 2000; 11,689,546 and 5,845,300 shares issued, 9,446,099 and                     2,338               1,169
5,054,661 shares outstanding in 2001 and 2000, respectively

Additional paid-in capital                                                         67,761               7,225

Accumulated other comprehensive income                                              4,751               2,107

Retained earnings                                                                 126,293             125,426
                                                                                  201,143             135,927
Common treasury stock, at cost, 2,243,447 at 2001 and
 790,639 at 2000.                                                                 (22,523)             (7,375)

Total Shareholders' Equity                                                        178,620             128,552

Total Liabilities and Shareholders' Equity                              $       1,427,891         $   300,766

                The accompanying notes are an integral part of these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                                    Three Months Ended June 30,
                                                                                       2001               2000
                                                                                             (unaudited)

Revenues:
 Premiums                                                                       $     9,061           $   8,443

 Net investment income                                                                7,141               1,700

 Earned insurance charges                                                             5,658               1,225

 Other                                                                                  254                   3
                                                                                     22,114              11,371
Benefits and expenses:
 Policyholder benefits and expenses                                                   6,703               3,870

 Interest expense on contract holders
  deposit funds                                                                       4,126                 469

 Amortization of present value of future
  profits of acquired businesses                                                        938                 856

 Amortization of deferred policy
  acquisition costs                                                                   1,494               1,094

 Operating expenses                                                                   5,376               2,991

 Interest expense                                                                       189                 484
                                                                                     18,826               9,764
Income before federal income tax and
 equity in net earnings of affiliates                                                 3,288               1,607

Provision for federal income taxes                                                      994                 319

Income before equity in net earnings of affiliates                                    2,294               1,288

Equity in net earnings of affiliate, net of tax                                         472                 917

Net Income                                                                      $     2,766           $   2,205


              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                    Three Months Ended June 30,
                                                     2001                  2000

                                                            (unaudited)
Net Income Per Share

Basic:

Average weighted shares outstanding                  7,193               5,055

Basic earnings per share                      $       0.38        $       0.44

Diluted:

Common stock and common stock equivalents            7,250               5,168

Diluted earnings per share                    $       0.38        $       0.43


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                          Six  Months Ended June 30,
                                                             2001              2000
                                                                  (unaudited)

Revenues:
 Premiums                                           $      17,099       $   16,844

 Net investment income                                      8,772            3,440

 Earned insurance charges                                   6,592            2,372

 Other                                                        254                3
                                                           32,717           22,659
Benefits and expenses:
 Policyholder benefits and expenses                         9,294            7,221

 Interest expense on contract holders
  deposit funds                                             4,696            1,059

 Amortization of present value of future
  profits of acquired businesses                            1,776            1,872

 Amortization of deferred policy
  acquisition costs                                         2,933            2,443

 Operating expenses                                         8,516            5,938

 Interest expense                                             616            1,012

   Total                                                   27,831           19,545

Income before federal income tax and
 equity in net earnings of affiliates                       4,886            3,114

Provision for federal income taxes                          1,354              578

Income before equity in net earnings
 of affiliates                                              3,533            2,536

Equity in net earnings of affiliate,
 net of tax                                                 1,317            1,883

Net Income                                          $       4,849       $    4,419

                 The accompanying notes are an integral part of
                         these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                          Six Months Ended June 30,
                                                            2001               2000
                                                                 (unaudited)
Net Income Per Share

Basic:
Average weighted shares outstanding                        6,130              5,055

Basic earnings per share                              $     0.79         $     0.87

Diluted:
Common stock and common stock equivalents                  6,160              5,167

Diluted earnings per share                            $     0.79         $     0.86



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Three Months Ended June 30,
                                                                          2001            2000
                                                                              (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                                         $     2,766      $    2,205

Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                                            1,218             856

Amortization of deferred policy
 acquisition costs                                                       1,478           1,094

Equity in undistributed earnings of  affiliate                            (776)         (1,505)

Changes in assets and liabilities:

Increase in accrued investment income                                       72            (113)

(Increase) Decrease in agent advances and
 other receivables                                                       2,917          (1,252)

Increase in due and deferred premiums                                     (101)           (260)

Increase in deferred policy acquisition costs                           (2,567)         (2,222)

Decrease in other assets                                                  (381)           (133)

Decrease in policy liabilities and accruals                               (953)            129

Increase (Decrease) in other liabilities                                (1,620)            136

Increase (Decrease) in deferred federal income taxes                       114             (77)

Other, net                                                               1,089             445

Net cash provided by (used in) operating activities                  $   4,018      $     (697)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)


                                                                  Three  Months Ended June 30,
                                                                    2001                  2000
                                                                           (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                                     $   (28,785)     $       (8,826)

Proceeds from sales and maturities of
 fixed maturities                                                   34,069               6,406

Increase in policy loans                                               (61)                 (5)

Net change in short-term investments                                (3,757)              5,837

Purchase & retirement of property
 and equipment                                                         (10)                 37

Net cash provided by  investing activities                           1,456               3,449

CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends Paid                                                      (1,931)               (907)

Net cash from purchase of insurance holding company                  6,979                   0

Purchase of treasury stock                                          (2,298)                  0

Repayment of subordinated notes payable                                  0              (1,537)

Net cash provided by (used in) financing activities                  2,750              (2,444)

Net  Increase (Decrease) in cash                                     8,224                 308

Cash, beginning of period                                            3,855                 873

Cash, end of period                                            $    12,079      $        1,181

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Six Months Ended June 30,
                                                            2001           2000
                                                                (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                        $        4,849       $   4,419

Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                              2,056           1,872

Amortization of deferred policy
 acquisition costs                                         2,917           2,443

Equity in undistributed earnings of  affiliate            (2,137)         (3,031)

Changes in assets and liabilities:

Increase in accrued  investment income                      (104)            (64)

Increase in agent advances and
 other  receivables                                           (3)         (1,509)

Increase in due and deferred premiums                       (427)           (123)

Increase in deferred policy acquisition costs             (4,540)         (4,193)

Decrease in other assets                                      45             (33)

Decrease in policy liabilities and accruals                 (705)            (91)

Increase (Decrease) in other liabilities                     137            (329)

Decrease in deferred federal
 income taxes                                               (150)           (124)

Other, net                                                   728             305

Net cash provided by (used in)
 operating activities                             $        2,666       $    (458)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                         Six Months Ended June 30,
                                                           2001               2000
                                                                 (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                        $      (33,985)       $   (10,288)

Proceeds from sales and maturities of
 fixed maturities                                         42,565              6,638

Increase in policy loans                                    (108)                (8)

Net change in short-term investments                      (2,995)             8,549

Purchase & retirement of property
 and equipment                                               (10)                37

Net cash provided by investing activities                  5,467              4,928

CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends Paid                                            (1,931)              (907)

Net cash from acquisition of insurance
 holding company                                           6,979                  0

Purchase of treasury stock                                (2,298)                 0

Repayment of subordinated notes payable                   (1,537)            (3,074)

Net cash provided by (used in)
 financing activities                                      1,213             (3,981)

Net Increase in cash                                       9,346                489

Cash, beginning of year                                    2,733                692

Cash, end of period                               $       12,079        $     1,181


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 2000, previously filed with the Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment of FIC in InterContinental Life Corporation ("ILCO") is presented using the equity method. All significant intercompany items and transactions have been eliminated.

Other Comprehensive Income

The following is a reconciliation of accumulated other comprehensive income from December 31, 2000 to June 30, 2001 (in thousands):

                                                                       Net              Total
                                            Net unrealized             appreciation     accumulated
                                            gain on investments        (depreciation)   other
                                            in fixed maturities        of equity        comprehensive
                                            available for sale          securities      income

Balance at December 31, 2000                $   2,107                  $     0          $   2,107
Current Period Change                           2,640                        4              2,644
Balance at June 30, 2001                    $   4,747                  $     4          $   4,751


Acquisition of InterContinental Life Corporation

On May 18, 2001, Financial Industries Corporation ("FIC") completed the merger of a subsidiary of FIC with and into ILCO, with ILCO surviving the merger as a wholly-owned subsidiary of FIC. In connection with the transaction, FIC issued
1.1 shares of its common stock for each share of ILCO common stock outstanding at the time of the merger and not held directly by FIC or ILCO. In addition, each option to purchase ILCO common stock was assumed by FIC and became an option to purchase FIC common stock with the number of shares and the exercise price adjusted for the exchange ratio in the merger. The consideration for the transaction was $50.536 million represented by the issuance of 4.7 million shares of FIC stock, at $10 per share, to ILCO shareholders. The $10 per share price was calculated based on the average price of FIC common stock on the two days immediately precedding and following the date of the merger agreement between FIC and ILCO. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. The acquisition of ILCO was accounted for as a purchase; accordingly, the results of ILCO's operations are included in income from the date of the acquisition to June 30, 2001. The allocation of the purchase price to the net assets acquired resulted in excess of net assets acquired which have been estimated to be approximately $14.1 million. This estimate is based on an analysis, as of May 18, 2001, of the acquired block of business, which estimate is subject to adjustment based on actuarial analysis of the book of business. For the period from January 1, 2001 to May 17, 2001, and for the first six months of 2000, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.

The pro forma unaudited results of operations for the six months ended June 30, 2001 and 2000, assuming the ILCO acquisition had been consummated as of the beginning of the respective periods, are as follows:

                                            Six Months Ended
                                                 June 30
                                   (In thousands, except per share data)
                                          2001              2000

         Total Revenues                 $ 71,129         $ 72,318

         Net Income                     $  7,870         $  8,950

         Net Income per share:
              Basic                     $   0.82         $   0.91
              Diluted                   $   0.81         $   0.90


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

During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," which supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and establishes guidelines to account for business combinations under one method, the purchase method. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

As of the earlier of the first day of the fiscal year beginning after December 15, 2001, or the date Financial Accounting Standards Statement No. 142 (FAS 142) is initially applied in its entirety, the amount of any unamortized deferred credit related to an excess of net assets acquired over cost arising from (a) a business combination for which the acquisition date was before July 1, 2001, or
(b) an investment accounted for by the equity method acquired before July 1, 2001, shall be written off and recognized as the effect of a change in accounting principle. The effect of the accounting change and related income tax effects shall be presented in the income statement between the captions extraordinary items and net income. The per-share information presented in the income statement shall include the per-share effect of the accounting change. Upon adoption fo FAS 141 in the first quarter of 2002, FIC will allocate the unamortized balance of excess of net assets acquired over costs to net income. This amount will be recorded in extraordinary items as a change in accounting principle.

During 2001, the FASB issued Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," and which addresses financial accounting and reporting for acquired goodwill and other intangible assets upon and subsequent to their acquisition. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The adoption of FAS 142 is not expected to materially affect FIC's financial position.

Dividends Declared

In March, 2001, FIC announced that its board approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend was paid on April 12, 2001, to shareholders of record as of the close of business on March 19, 2001.

In May, 2001, FIC announced that its Board has approved a dividend policy. The policy adopted by the Board anticipates that the Company will declare and pay, on a semi-annual basis, a dividend on the common stock of the Company so as to provide to shareholders with an annualized yield of approximately 3% on the market value (based on the NASDAQ National Market quotation system). The implementation of this policy and the future declarations of dividends are subject to change depending on future circumstances.

Also, in May, 2001, FIC announced that its Board of Directors has approved the payment of a semi- annual cash dividend in the amount of $.25 per common share. The dividend was payable on July 2, 2001, to record holders as of the close of business on June 18, 2001.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

         Results of Operations - Six Months Ended June 30, 2001 and 2000

For the six-month period ended June 30, 2001, Financial Industries Corporation' ("FIC") net income was $4,849,000 (basic earnings of $0.79 per common share, or diluted earnings of $0.79 per common share) as compared to $4,419,000 (basic earnings of $0.87 per common share, or diluted earnings of $0.86 per common share) in the first six months of 2000. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

Earnings per share for the six months ended June 30, 2001, were affected by the increase in the number of FIC's common shares outstanding. The increase is attributable to the shares issued to InterContinental Life Corporation ("ILCO") shareholders in connection with the merger described in the following paragraph. As of June 30, 2001, the number of FIC's common shares outstanding was 9,446,099, as compared to 5,054,661 as of June 30, 2000.

On May 18, 2001, FIC completed the merger of a subsidiary of FIC with and into InterContinental Life Corporation ("ILCO"). In connection with the merger, FIC issued 1.1 shares of its common stock for each share of ILCO common stock outstanding at the time of the merger and not held directly by FIC or ILCO. As a result of the merger, ILCO became a wholly-owned subsidiary of FIC. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. Since ILCO was a wholly- owned subsidiary of FIC for the period from May 18, 2001 to June 30, 2001, the operations of ILCO are reported on a consolidated basis with FIC. For the period from January 1, 2001 to May 17, 2001, and for the first six months of 2000, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the six-month period ended June 30, 2001, was $4,886,000 (on revenues of $ 32,717,000), as compared to $3,114,000 (on revenues of $22,659,000), in the first six months of 2000. The consolidation of ILCO's operations for the period from May 18, 2001 to June 30, 2001 contributed approximately $1,674,000 to income from operations and approximately $11,540,000 to revenues for the six-month period ended June 30, 2001.

Revenues.

Premium income for the first six months of 2001, net of reinsurance ceded, was $17.1 million, as compared to $16.8 million in the first six months of 2000. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. The consolidation of ILCO's operations following the May 18th merger contributed approximately $1.1 million to premium income for the six-month period ended June 30, 2001.

Net investment income for the first six months of 2001 was $8.8 million as compared to $3.4 million in the same period of 2000. The consolidation of ILCO's operations for the period from May 18, 2001 to June 30, 2001 contributed approximately $5.65 million to net investment income for the six-month period ended June 30, 2001. The level of investment income contributed by the investment portfolio of Family Life Insurance Company (which has been a subsidiary of FIC for both of the six-month periods covered by this report) during the current period was adversely affected by the decline in the level of interest income received from fixed income and short-term investments. This decline is attributable to lower interest rates during the period.

Earned insurance charges for the first six months of 2001 were $6.6 million, as compared to $2.4 million in the same period of 2000. This source of revenue is related to the universal life insurance and annuity book of business of FIC's insurance subsidiaries. The consolidation of ILCO's operations following the May 18th merger contributed approximately $4.5 million to earned insurance charges for the six-month period ended June 30, 2001. At Family Life, earned insurance charges declined from $2.4 million in the 2000 period to $2.1 million in the 2001 period. This change is attributable to a decrease in Family Life's universal life and annuity business. The face amount of in force universal life policies was $902.9 million at June 30, 2000 as compared to $816.7 million at June 30, 2001.

Benefits and Expenses.

Policyholder benefits and expenses were $9.29 million in the first six months of 2001, as compared to $7.22 million in the first six months of 2000. The consolidation of ILCO's operations for the period from May 18, 2001 to June 30, 2001 contributed approximately $3.31 million to policyholder benefits and expenses for the six-month period ended June 30, 2001. At Family Life, the level of policyholder benefits and expenses decreased from $7.22 million for the first six months of 2000 to $5.98 million for the same period in 2001, which decrease is attributable to a decrease in death benefit claims.

Interest expense on contract holders deposit funds was $4.70 million in the first six months of 2001, as compared to $1.06 million in the same period of the year 2000. This increase is primarily attributable to $3.38 million of interest expense on contract holders deposit funds resulting from the consolidation of ILCO's operations following the May 18th merger transaction.

In the first six months of 2001, the amortization of present value of future profits of acquired business was $1.78 million as compared to $1.87 million in the first six months of 2000. The decreases in amortization was expected and should continue to decrease as the underlying asset, present value of future profits, decreases.

The amortization of deferred policy acquisition costs was $2.93 million in the first six months of 2001, as compared to $2.44 million in the first six months of 2000. The increase in amortization is attributable to the capitalization of expenses incurred in connection with the writing of new business. The amortization of deferred policy acquisition costs for the current period includes costs associated with Investors-NA and Investors-IN only for the period from May 18, 2001 to June 30, 2001, in the amount of $0.28 million.

The operating expenses for the first six months of 2001 were $8.52 million, as compared to $5.94 million in the first six months of 2000. The consolidation of ILCO's operations for the period from May 18, 2001 to June 30, 2001 contributed approximately $2.19 million to operating expenses for the six- month period ended June 30, 2001.

Interest expense for the first six months of 2001 was $0.62 million, as compared to $1.01 million in the first six months of 2000. The decrease in the amount of interest expenses from the first six months of 2000 to the first six months of 2001 is attributable to the scheduled reduction in the amount of outstanding indebtedness. This interest expense is related to the indebtedness owed to Investors-NA by Family Life Corporation and FIC and includes the amount of interest for the period from January 1, 2001 to May 18, 2001. The consolidation of ILCO's operations with those of FIC for periods following the May 18th merger results in the elimination of this interest expense in the income statements of FIC.

The provision for federal income taxes was $1.35 million in the first six months of 2001 as compared to $0.58 million in the first six months of 2000. The inclusion of ILCO's results for the period from May 18, 2001 to June 30, 2001 contributed approximately $767,000 to the level of federal income taxes.

            Equity in Net Income of InterContinental Life Corporation

For the period from January 1, 2001 to May 17, 2001, FIC's equity in the net earnings of InterContinental Life Corporation ('ILCO"), net of federal income tax, was $1.32 million, as compared to $1.88 million for the first six months of 2000. Following the merger of ILCO with FIC on May 18, 2001, the results of ILCO were consolidated with those of FIC. Accordingly, the equity in net earnings of affiliate results for the 2001 period are not fully comparable with the 2000 period.

Prior to the merger with ILCO, FIC owned 3,591,534 shares of ILCO's common stock. In addition, Family Life owned 342,400 shares of ILCO common stock. As a result, FIC owned, directly and indirectly through Family Life, 3,933,934 shares (approximately 48.1%) of ILCO's common stock. Upon completion of the merger, ILCO became a wholly-owned subsidiary of FIC.

                         Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is a holding company whose principal assets currently consists of the common stock of its insurance subsidiaries - Investors Life Insurance Company of North America ("Investors-NA"), Investors Life Insurance Company of Indiana ("Investors-IN") and Family Life Insurance Company ("Family Life"). Prior to the merger of FIC and ILCO on May 18, 2001, the principal assets of FIC consisted of the common stock of its insurance subsidiary, Family Life - and its equity ownership in
ILCO. FIC's primary sources of capital consist of dividends from its subsidiaries and the proceeds from bank and institutional borrowings.

The cash  requirements  of FIC,  and its  subsidiary,  Family  Life  Corporation
("FLC"), consist primarily of its service of the indebtedness created in connection with FIC's ownership of Family Life. As of June 30, 2001, the outstanding balance of such indebtedness was $32.28 million on the Subordinated Notes granted by Investors-NA. FIC believes that the resources available to it within the holding company group are sufficient to provide for FLC's service of its indebtedness to Investors-NA.

Prior to the May 18th merger of ILCO with FIC, the principal source of liquidity for FIC's subsidiaries consisted of the periodic payment of principal and interest by Family Life pursuant to the terms of a Surplus Debenture. In June, 2001, the outstanding principal balance of the Surplus Debenture was completely paid off. For future periods, FIC's available source of liquidity will be dividends paid to it from its subsidiaries. Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Investors-NA to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, its domiciliary state. The Washington insurance law limits how and when Investors-NA can pay shareholder dividends by including the "greater of" standard for payment of dividends to shareholders, and requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of June 30, 2001, Investors-NA had earned surplus of $77.17 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $24.2 million at June 30, 2001.

Family Life is domiciled in the State of Washington and its ability to pay dividends to FIC is subject to the insurance regulatory requirements described above. Family Life does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not permitted to pay cash dividends.

The sources of funds for the insurance subsidiaries of FIC consist of premium payments from policyholders, earned insurance charges, investment income and the proceeds from the sale and redemption of portfolio investments. These funds are applied primarily to provide for the payment of claims under insurance and annuity policies, operating expenses, taxes, investments in portfolio securities and shareholder dividends.

FIC's net cash flow (used in) provided by operating activities was $2.7 million in the first six months of 2001, as compared to $(0.46) million in the first six months of 2000. Net cash flow provided by (used in) financing activities was $1.2 million in the first six months of 2001, as compared to $(3.98) million in the first six months of 2000. Net cash flow provided by investing activities was $5.47 million for the six months ended June 30, 2001, as compared to $4.93 million for the same period in 2000.

The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life (after taking into account the repayments and new loans which occurred in July, 1993) relate to: (i) the $22.5 million note issued by Family Life Corporation to Investors Life Insurance Company of North America and (ii) the $34.5 million loaned by Investors-NA to a subsidiary of FIC.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service. There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                   Investments

As of June 30, 2001, FIC's investment assets totaled $750.25 million, as compared to $99.11 million as of December 31, 2000. The increase is primarily attributable to the inclusion of the assets of ILCO in the consolidated financial statements of FIC.

As of June 30, 2001, the market value of the fixed maturities available for sale segment was $483.77 million as compared to an amortized cost of $476.47 million or an unrealized gain of $7.30 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. The net of tax effect of this increase ($4.75 million at June 30, 2001) has been recorded as an increase in shareholders' equity.

The level of short-term investments at June 30, 2001 was $163.61 million, as compared to $15.62 million as of December 31, 2000. This increase is also primarily attributable to the inclusion of the assets of ILCO in the consolidated financial statements of FIC.

Invested  real  estate and other  invested  assets at June 30,  2001 were $45.25 million. At December 31, 2000, FIC did not have any assets invested in real estate. The change is attributable to the consolidation of ILCO's financial results with FIC following the May 18th merger of the two companies. The real estate investments are related to the development of the River Place Pointe project ("River Place Pointe") by Investors-NA. In October, 1998, Investors-NA purchased River Place Pointe, two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the Project, which consists of four office buildings, an associated parking garage, and related infrastructure was entirely completed by the second quarter of 2001. A single tenant moved into the entire third building and another tenant moved into half of the fourth building during the second quarter. Construction on the second section began during the second quarter of 2001, including building five, the second parking garage and related infrastructure.

The assets held by the life insurance subsidiaries of FIC must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade".

The Company's fixed maturities portfolio (including short-term investments), as of June 30, 2001, included a non-material amount (0.3 % of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. This number is primarily attributable to mortgage bonds which one of the Company's insurance subsidiaries owns in California utilities, which have been downgraded to a "6" (lowest quality) rating by the NAIC. As of June 30, 2001, Investors-NA owned mortgage bonds in Pacific Gas & Electric which were purchased for $515,000 and had a market value as of June 30, 2001 of $410,000 and Investors-NA and Investors-IN owned bonds in Southern California Edison which were purchased for $1.47 million and had a market value as of June 30, 2001 of $1.23 million.

The investment objective of the Company's insurance subsidiaries emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. As of June 30, 2001, only 4.6% of the Company's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented only 0.2% of the Company's total assets at June 30, 2001.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $187 million, and mortgage-backed pass-through securities of $40.7 million, at June 30, 2001.
Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 53.2% of the book value of FIC's mortgage-backed securities at June 30, 2001, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At June 30, 2001, PAC and TAC instruments and scheduled bonds represented approximately 46.8% of the book value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 35.4% of the book value of FIC's mortgage-backed securities at June 30, 2001. In addition, FIC's insurance subsidiaries limit the risk of prepayment of CMOs by not paying a premium for any CMOs. FIC's insurance subsidiaries do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. FIC's insurance subsidiaries did not have any z-accrual bonds as of June 30, 2001. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. For the year 2001, the investment objectives of FIC's insurance subsidiaries include the making of selected investments in CMOs.

FIC's insurance subsidiaries do not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At June 30, 2001, none of the mortgage loans held by the subsidiaries had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 0.2% of the Company's invested assets at June 30, 2001.

The investment portfolio of Investors-NA includes $32.3 million of notes , represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above.

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

The NAIC continued its rating of "3" to the "Notes receivable from affiliates", as amended. These loans have not been included in the preceding description of NAIC rating percentages.

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

During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," which supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and establishes guidelines to account for business combinations under one method, the purchase method. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

As of the earlier of the first day of the fiscal year beginning after December 15, 2001, or the date Financial Accounting Standards Statement No. 142 (FAS 142) is initially applied in its entirety, the amount of any unamortized deferred credit related to an excess of net assets acquired over cost arising from (a) a business combination for which the acquisition date was before July 1, 2001, or
(b) an investment accounted for by the equity method acquired before July 1, 2001, shall be written off and recognized as the effect of a change in accounting principle. The effect of the accounting change and related income tax effects shall be presented in the income statement between the captions extraordinary items and net income. The per-share information presented in the income statement shall include the per-share effect of the accounting change. Upon adoption fo FAS 141 in the first quarter of 2002, FIC will allocate the unamortized balance of excess of net assets acquired over costs to net income. This amount will be recorded in extraordinary items as a change in accounting principle.

During 2001, the FASB issued Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," and which addresses financial accounting and reporting for acquired goodwill and other intangible assets upon and subsequent to their acquisition. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The adoption of FAS 142 is not expected to materially affect FIC's financial position.

                               Other Developments

NASDAQ Listing

On January 24, 2001, FIC submitted an application to have its common stock traded on the NASDAQ National Market under the symbol FNIN. Previously, the common stock of FIC was traded on the NASDAQ Small-Cap Market. The application was approved and the common stock of FIC commenced trading on the NASDAQ National Market on April 9, 2001.

Dividends Declared

In March, 2001, FIC announced that its board approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend was paid on April 12, 2001, to shareholders of record as of the close of business on March 19, 2001.

In May, 2001, FIC announced that its Board has approved a dividend policy. The policy adopted by the Board anticipates that the Company will declare and pay, on a semi-annual basis, a dividend on the common stock of the Company so as to provide to shareholders with an annualized yield of approximately 3% on the market value (based on the NASDAQ National Market quotation system). The implementation of this policy and the future declarations of dividends are subject to change depending on future circumstances.

Also, in May, 2001, FIC announced that its Board of Directors has approved the payment of a semi- annual cash dividend in the amount of $.25 per common share. The dividend was payable on July 2, 2001, to record holders as of the close of business on June 18, 2001. The dividend has been accrued in other liabilities on the consolidated balance sheet at June 30, 2001.

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

The primary market risk to the Company's investment portfolio is interest rate risk. The Company does not use derivative financial instruments.

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $22.4 million at June 30, 2001 and $22.0 million at December 31, 2000. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale and (ii) short-term investments. The market value of such assets was $648.4 million at June 30, 2001 and $702.7 million at December 31, 2000.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $236.3 million at June 30, 2001 and $251.0 million at December 31, 2000. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $8.2 million at June 30, 2001 and $12.6 million at December 31, 2000.

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

Universal Life Litigation:

ILCO and Investors-NA are defendants in a lawsuit which was filed in October, 1996, in Travis County, Texas. CIGNA Corporation, an unrelated Company, is also a named defendant in the lawsuit. The named plaintiffs in the suit (a husband and wife), allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors-NA in 1992) utilized unfair sales practices. The named plaintiffs seek reformation of the life insurance contracts and an unspecified amount of damages. The named plaintiffs also seek a class action as to similarly situated individuals. In April, 2001, the named plaintiffs filed an amended complaint, so as to include various post-sale allegations, including allegations related to the manner in which increases in the cost of insurance were applied, the allocation of portfolio yields to the universal life policies and changes in the spread between the earned rate and the credited rate. The Company filed a motion to strike the amended Complaint, which motion was denied by the Court. The plaintiffs have filed a motion with the court for certification, which motion will be heard by the court in October, 2001. The Company believes that the suit is without merit and intends to vigorously defend this matter.

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

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

          A Special Meeting of the Shareholders was held on May 18, 2001. The following matters were submitted at the meeting to a vote of the
          Shareholders:

               Proposal No. 1: To consider and vote on a proposal to approve the issuance of shares of Financial Industries Corporation common stock pursuant to the Agreement and Plan of Merger, dated as of January 17, 2001 by and among Financial Industries Corporation, InterContinental Life Corporation and a wholly-owned subsidiary of Financial Industries Corporation;

               Proposal No. 2: To consider and vote on a proposal to approve an amendment to the articles of incorporation of Financial Industries Corporation to increase its number of authorized shares of common stock from 10,000,000 to 25,000,000.

         The  voting tabulation as to each proposal was as follows:

                  Proposal No. 1:

                           For:             3,336,185 shares
                           Against:            14,671 shares
                           Abstain:            43,304 shares

                  Proposal No. 2:

                           For:             3,334,585 shares
                           Against:            35,549 shares
                           Abstain:            50,299 shares

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                    Form 10-K Annual Report of Registrant for the year ended December 31, 2000 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

         (b)      Reports on Form 8-K:

               (i) On May 30, 2001, the Registrant filed a report on Form 8-K. The report pertained to the announcement by the Registrant that it had completed the purchase of the remaining common shares (approximately 52%) of InterContinental Life Corporation ("ILCO") which it did not previously own. The terms and provisions of the transaction are set forth in an Agreement and Plan of Merger dated as of January 17, 2001, among the Registrant, ILCO and ILCO Acquisition Company (the "Merger Agreement"). In accordance with the provisions of the Merger Agreement, the Registrant issued 1.1 shares of common stock, par value $0.20 per share for each share of common stock, par value $0.22 per share, of ILCO outstanding at the time of the Merger. The transaction was approved by the shareholders of the Registrant at a special meeting of shareholders held on May 18, 2001.

               (ii) On June 8, 2001, the Registrant  filed a report on Form 8-K.
                    The report pertained to an announcement by the Registrant that, on May 22, 2001, its Board of Directors had approved a dividend policy. As announced in the Form 8-K, the policy adopted by the Board anticipates that the Company will declare and pay, on a semi-annual basis, a dividend on the common stock of the Company so as to provide to shareholders with an annualized yield of approximately 3% on the market value (based on the NASDAQ National Market quotation system). The implementation of this policy and the future declarations of dividends are subject to change depending on future circumstances.

                    The press release which was included as an exhibit to the Form 8-K report filed on June 8, 2001 also stated that, as previously reported, in response to unsolicited verbal communications from a few companies that were interested in acquiring FIC, Philo Smith Capital Corporation was retained by FIC to explore the possible sale of the company. Subsequently, FIC received an indication of interest which led to further discussions with a potential purchaser. The Form 8-K filed on June 8, 2001 stated that FIC had determined not to pursue further discussions with any party that has submitted an indication of interest to acquire the company.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





FINANCIAL INDUSTRIES CORPORATION

 /s/ James M. Grace
James M. Grace, Treasurer



Date:   August 14, 2001