Form 10-Q
period 2001-09-30
FINANCIAL INDUSTRIES CORP
filed 2001-11-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended September 30, 2001
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

                          YES  X    NO

Number  of  common  shares  outstanding  ($.20  par  value)  at end  of  period:
9,487,516.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                       Page No.



Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000...........................4

Consolidated Statements of Income
         For the three and nine month periods ended
         September 30, 2001 and September 30, 2000..........................7

Consolidated Statements of Cash Flows
         For the three and nine month periods ended
         September 30, 2001 and September 30, 2000.........................11

Notes to Consolidated Financial Statements.................................15

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations....................18

Item 3. Quantitative and Qualitative Disclosures
         About Market Risk ................................................28

Part II

Other  Information.........................................................29

Signature  Page............................................................32

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        September 30,    December 31,
                                                                           2001               2000
                                                                                  (unaudited)

ASSETS

Investments other than investments in affiliate:

Fixed maturities available for sale at  market value
 (amortized cost of $454,491 and $78,249 at September
 30, 2001 and December 31, 2000, respectively)                          $     470,067     $   79,786

Fixed maturities at amortized cost (market approximates
 $1,450 at September 30, 2001)                                                  1,450              0

Equity securities at market (cost approximates $40 at
 September 30, 2001 and $11 at December 31, 2000)                                  46              4

Policy loans                                                                   49,828          3,699

Mortgage loans and other investments                                            4,758              0

Invested real estate and other invested assets                                 56,113              0

Short-term investments                                                        179,840         15,624

     Total investments                                                        762,102         99,113

Cash                                                                           12,922          2,733

Investment in affiliate                                                             0         79,105

Accrued investment income                                                       9,487          1,172

Agency advances and other receivables                                          23,112          7,604

Reinsurance receivables                                                        34,588         17,466

Due and deferred premiums                                                      18,707         12,537

Real estate occupied by the Company                                            20,135              0

Property and equipment, net                                                     3,805          1,318

Deferred policy acquisition costs                                              77,252         56,161

Present value of future profits of acquired businesses                         33,002         19,440

Other assets                                                                   15,976          4,117

Separate account assets                                                       389,432              0

     Total Assets                                                       $   1,400,520     $  300,766

               The accompanying notes are an integral part of these
                         consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              September 30,              December 31,
                                                                                   2001                      2000
                                                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Policy liabilities and contract holder deposit funds:

Future policy benefits                                                        $   194,668                $  62,462

Contract holder deposit funds                                                     559,122                   43,301

Unearned premiums                                                                       0                        0

Other policy claims and benefits payable                                           15,849                    2,931
                                                                                  769,639                  108,694

Subordinated notes payable to affiliate                                                 0                   35,349

Deferred federal income taxes                                                      36,989                   24,437

Excess of net assets acquired over cost                                            13,381                        0

Other liabilities                                                                  12,335                    3,734

Separate account liabilities                                                      381,998                        0

Total Liabilities                                                               1,214,342                  172,214




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                 (in thousands)





                                                                                   September 30,            December 31,
                                                                                      2001                     2000
                                                                                               (unaudited)
Commitments and Contingencies
Shareholders' equity:

Common stock, $.20 par value, 25,000,000 shares
 authorized; 11,727,860 and 5,845,300 shares issued,
 9,487,516 and 5,054,661 shares outstanding in 2001 and
 2000, respectively.                                                                   2,345                   1,169

Additional paid-in capital                                                            68,025                   7,225

Accumulated other comprehensive income                                                 8,174                   2,107

Retained earnings                                                                    130,100                 125,426
                                                                                     208,644                 135,927
Common treasury stock, at cost, 2,240,344 at 2001 and
 790,639 at 2000.                                                                    (22,466)                 (7,375)

Total Shareholders' Equity                                                           186,178                 128,552

Total Liabilities and Shareholders' Equity                                       $ 1,400,520               $ 300,766







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)




                                                                          Three Months Ended September 30,
                                                                                 2001           2000
                                                                                     (unaudited)

Revenues:

 Premiums                                                                      $ 10,225       $ 8,503

 Net investment income                                                           12,694         1,780

 Earned insurance charges                                                        10,361           824

 Other                                                                              685             3
                                                                                 33,965        11,110
Benefits and expenses:

 Policyholder benefits and expenses                                              10,321         3,528

 Interest expense on contract holders
  deposit funds                                                                   7,439           496

 Amortization of present value of future
  profits of acquired businesses                                                    875         1,112

 Amortization of deferred policy
  acquisition costs                                                               1,745         1,417

 Operating expenses                                                               8,042         2,674

 Interest expense                                                                     0           501
                                                                                 28,422         9,728
Income before federal income tax and
 equity in net earnings of affiliates                                             5,543         1,382

Provision for federal income taxes                                                1,737           256

Income before equity in net earnings of affiliates                                3,806         1,126

Equity in net earnings of affiliate, net of tax                                       0         1,041

Net Income                                                                     $  3,806       $ 2,167


              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)


                                                                        Three Months Ended September 30,
                                                                              2001             2000
                                                                                  (unaudited)
Net Income Per Share

 Basic:

  Average weighted shares outstanding                                         9,483           5,055

  Basic earnings per share                                                  $  0.40        $   0.43

Diluted:

  Common stock and common stock equivalents                                   9,536           5,160

  Diluted earnings per share                                                $  0.40        $   0.42






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                                 Nine Months Ended September 30,
                                                                                     2001              2000
                                                                                          (unaudited)
Revenues:
 Premiums                                                                       $    27,324         $  25,347

 Net investment income                                                               21,466             5,220

 Earned insurance charges                                                            16,953             3,196

 Other                                                                                  939                 6

                                                                                     66,682            33,769
Benefits and expenses:

 Policyholder benefits and expenses                                                  19,615            10,749

 Interest expense on contract holders
  deposit funds                                                                      12,135             1,555

 Amortization of present value of future
  profits of acquired businesses                                                      2,651             2,984

 Amortization of deferred policy
  acquisition costs                                                                   4,678             3,860

 Operating expenses                                                                  16,558             8,612

 Interest expense                                                                       616             1,513

   Total                                                                             56,253            29,273

Income before federal income tax and
 equity in net earnings of affiliates                                                10,429             4,496

Provision for federal income taxes                                                    3,091               834

Income before equity in net earnings
 of affiliates                                                                        7,338             3,662

Equity in net earnings of affiliate,
 net of tax                                                                           1,317             2,924

Net Income                                                                      $     8,655         $   6,586

                 The accompanying notes are an integral part of
                         these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                        Nine Months Ended September 30,
                                                                              2001              2000
                                                                                   (unaudited)
Net Income Per Share

Basic:

 Average weighted shares outstanding                                          7,261             5,055

 Basic earnings per share                                                 $    1.19           $  1.30

Diluted:

 Common stock and common stock equivalents                                    7,292             5,163

 Diluted earnings per share                                               $    1.18           $  1.28






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                         Three Months Ended September 30,
                                                                             2001             2000
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                                              $     3,806        $  2,167

Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                                                   875           1,112

Amortization of deferred policy
 acquisition costs                                                            1,745           1,417

Equity in undistributed earnings of  affiliate                                    0          (1,534)

Changes in assets and liabilities:

Decrease in accrued investment income                                             1              62

Decrease (Increase) in agent advances and
 other  receivables                                                           3,006             (73)

Decrease (Increase) in due and deferred premiums                              3,494             (26)

Increase in deferred policy acquisition costs                                (3,324)         (2,624)

Decrease in other assets                                                        184              13

Decrease in policy liabilities and accruals                                  (4,503)           (308)

(Decrease) Increase in other liabilities                                       (937)            281

Increase in deferred federal income taxes                                       162             102

Other, net                                                                    1,484            (246)

Net cash provided by operating activities                              $      5,993        $    343

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)



                                                                             Three  Months Ended September 30,
                                                                                2001                  2000
                                                                                       (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                                                  $   (6,063)          $    (500)

Proceeds from sales and maturities of
 fixed maturities                                                               27,841               3,279

Real estate development                                                        (10,861)                  0

Decrease (Increase) in policy loans                                              1,933                 (73)

Net change in short-term investments                                           (16,234)             (1,080)

Purchase of property
 and equipment                                                                     (43)                  0

Net cash (used in) provided by  investing activities                        $   (3,427)          $   1,626


CASH FLOW FROM FINANCING ACTIVITIES

Dividends Paid                                                                  (2,051)                  0

Issuance of common capital stock                                                   271                   0

Issuance of treasury stock                                                          57                   0

Repayment of subordinated notes payable                                              0              (1,537)

Net cash used in financing activities                                           (1,723)             (1,537)

Net  Increase (Decrease) in cash                                                   843                 432

Cash, beginning of period                                                       12,079               1,181

Cash, end of period                                                        $    12,922           $   1,613

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                         Nine Months Ended September 30,
                                                            2001                2000
                                                                   (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                             $   8,655           $   6,586

Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                              2,931               2,984

Amortization of deferred policy
 acquisition costs                                         4,662               3,860

Equity in undistributed earnings of  affiliate            (2,137)             (4,565)

Changes in assets and liabilities:

Increase in accrued investment income                      (103)                 (2)

Decrease (Increase) in agent advances and
 other  receivables                                        3,003              (1,582)

Decrease (Increase) in due and deferred premiums           3,067                (149)

Increase in deferred policy acquisition costs             (7,864)             (6,817)

Decrease (Increase) in other assets                          229                 (20)

Decrease in policy liabilities and accruals               (5,208)               (399)

Decrease in other liabilities                               (800)                (48)

Increase (Decrease) in deferred federal income taxes          12                 (22)

Other, net                                                 2,212                  59

Net cash provided by (used in) operating activities    $   8,659           $    (115)


              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)




                                                   Nine Months Ended September 30,
                                                     2001                2000
                                                            (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES


Fixed maturities purchased                        $    (37,253)    $    (10,788)

Proceeds from sales and maturities of
 fixed maturities                                       70,406            9,917

Real estate development                                (13,656)               0

Decrease (Increase) in policy loans                      1,825              (81)

Net change in short-term investments                   (19,229)           7,469

Purchase & retirement of property
 and equipment                                             (53)              37

Net cash provided by  investing activities               2,040            6,554


CASH FLOW FROM FINANCING ACTIVITIES

Dividends Paid                                          (3,982)            (907)

Issuance of common capital stock                           271                0

Purchase of insurance holding company                    6,979                0

Purchase of treasury stock                              (2,241)               0

Repayment of subordinated notes payable                 (1,537)          (4,611)

Net cash used in financing activities             $       (510)    $     (5,518)

Net Increase (Decrease) in cash                         10,189              921

Cash, beginning of year                                  2,733              692

Cash, end of period                               $     12,922     $      1,613

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

The consolidated financial statements include the accounts of Financial Industries Corporation ("FIC") and its wholly-owned subsidiaries. The investment which FIC held in InterContinental Life Corporation ("ILCO") prior to the May 18, 2001 merger of ILCO with a subsidiary of FIC (see Acquisition of InterContinental Life Corporation, below), is presented using the equity method. All significant intercompany items and transactions have been eliminated.

Other Comprehensive Income

The following is a reconciliation of accumulated other comprehensive income from December 31, 2000 to September 30, 2001 (in thousands):

                                                                        Net                       Total
                                            Net unrealized              appreciation              accumulated
                                            gain on investments         (depreciation)            other
                                            in fixed maturities         of equity                 comprehensive
                                            available for sale          securities                income

Balance at December 31, 2000                    $   2,107                $      0                  $   2,107

Current Period Change                               6,063                       4                      6,067

Balance at September 30, 2001                   $   8,170                $      4                  $   8,174


Acquisition of InterContinental Life Corporation

On May 18, 2001, Financial Industries Corporation ("FIC") completed the merger of a subsidiary of FIC with and into ILCO, with ILCO surviving the merger as a wholly-owned subsidiary of FIC. In connection with the transaction, FIC issued
1.1 shares of its common stock for each share of ILCO common stock outstanding at the time of the merger and not held directly by FIC or ILCO. In addition, each option to purchase ILCO common stock was assumed by FIC and became an option to purchase FIC common stock with the number of shares and the exercise price adjusted for the exchange ratio in the merger. The consideration for the transaction was $50.536 million represented by the issuance of 4.7 million shares of FIC stock, at $10 per share, to ILCO shareholders. The $10 per share price was calculated based on the average price of FIC common stock on the two days immediately preceding and following the date of the merger agreement between FIC and ILCO. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. The acquisition of ILCO was accounted for as a purchase; accordingly, the results of ILCO's operations are included in the consolidated result of operations from the date of the acquisition to June 30, 2001. The allocation of the purchase price to the net assets acquired resulted in excess of net assets acquired which have been estimated to be approximately $14.1 million. This estimate is based on an analysis, as of May 18, 2001, of the acquired book of business, which estimate is subject to adjustment based on actuarial and other analysis of the assets and liabilities acquired. For the period from January 1, 2001 to May 17, 2001, and for the first nine months of 2000, FIC;s net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO. -

The pro forma unaudited results of operations for the nine months ended September 30, 2001 and 2000, assuming the ILCO acquisition had been consummated as of the beginning of the respective periods, are as follows:

                                Nine Months Ended
                                  September 30
                      (In thousands, except per share data)

                                 2001            2000

         Total Revenues          $104,337       $109,366

         Net Income              $ 10,959       $ 13,079

         Net Income per share:
              Basic             $    1.14       $   1.34
              Diluted           $    1.13       $   1.32


New Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133." As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 did not have a material impact on the Company's results of operations,liquidity or financial position.

During 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," which supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and establishes guidelines to account for business combinations under one method, the purchase method. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

As of the earlier of the first day of the fiscal year beginning after December 15, 2001, or the date Financial Accounting Standards Statement No. 142 (FAS 142) is initially applied in its entirety, the amount of any unamortized deferred credit related to an excess of net assets acquired over cost arising from (a) a business combination for which the acquisition date was before July 1, 2001, or
(b) an investment accounted for by the equity method acquired before July 1, 2001, shall be written off and recognized as the effect of a change in accounting principle. The effect of the accounting change and related income tax effects shall be presented in the income statement between the captions extraordinary items and net income. The per-share information presented in the income statement shall include the per-share effect of the accounting change. Upon adoption of FAS 141 in the first quarter of 2002, FIC will allocate the unamortized balance of excess of net assets acquired over cost to net income. This amount will be recorded as a change in accounting principle.

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

During 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) and amends Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) and Accounting Research Bulletin No. 51 (ARB 51) "Consolidated Financial Statements". The adoption of FAS 144 did not materially affect FIC's financial position.


During 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, the adoption of which is not expected to materially affect FIC's financial position.

Dividend Paid

In May, 2001, FIC announced that its Board of Directors has approved the payment of a semi-annual cash dividend in the amount of $.25 per common share. The dividend was paid on July 2, 2001, to record holders as of the close of business on June 18, 2001.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
                                  of Operation

     Results of Operations - Nine Months Ended September 30, 2001 and 2000

For the nine-month period ended September 30, 2001, Financial Industries Corporation's ("FIC") net income was $8,655,000 (basic earnings of $1.19 per common share, or diluted earnings of $1.18 per common share) as compared to $6,586,000 (basic earnings of $1.30 per common share, or diluted earnings of $1.28 per common share) in the first nine months of 2000. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

Earnings per share for the nine months ended September 30, 2001, were affected by the increase in the number of FIC's common shares outstanding. The increase is attributable to the shares issued to InterContinental Life Corporation ("ILCO") shareholders in connection with the merger described in the following paragraph. As of September 30, 2001, the number of FIC's common shares outstanding was 9,487,516, as compared to 5,054,661 as of September 30, 2000.

On May 18, 2001, FIC completed the merger of a subsidiary of FIC with and into ILCO. In connection with the merger, FIC issued 1.1 shares of its common stock for each share of ILCO common stock outstanding at the time of the merger and not held directly by FIC or ILCO. As a result of the merger, ILCO became a wholly-owned subsidiary of FIC. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. Since ILCO was a wholly-owned subsidiary of FIC for the period from May 18, 2001 to September 30, 2001, the operations of ILCO are reported on a consolidated basis with FIC. For the period from January 1, 2001 to May 17, 2001, and for the first nine months of 2000, FIC's net income included its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.

FIC's income from operations - as determined before federal income tax and equity in net earnings of its affiliate, InterContinental Life Corporation - for the nine-month period ended September 30, 2001, was $10,429,000 (on revenues of $66,682,000), as compared to $4,496,000 (on revenues of $33,769,000), in the first nine months of 2000. The consolidation of ILCO's operations for the period from May 18, 2001 to September 30, 2001 contributed approximately $5,509,000 to income from operations and approximately $35,935,000 to revenues for the nine-month period ended September 30, 2001.

Revenues

Premium income for the first nine months of 2001, net of reinsurance ceded, was $27.32 million, as compared to $25.35 million in the first nine months of 2000. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. The consolidation of ILCO's operations following the May 18th merger contributed approximately $3.4 million to premium income for the nine-month period ended September 30, 2001.

Net investment income for the first nine months of 2001 was $21.47 million as compared to $5.22 million in the same period of 2000. The consolidation of ILCO's operations for the period from May 18, 2001 to September 30, 2001 contributed approximately $17.4 million to net investment income for the nine-month period ended September 30, 2001. The level of investment income contributed by the investment portfolio of Family Life Insurance Company (which has been a subsidiary of FIC for both of the nine-month periods covered by this report) during the current period was adversely affected by the decline in the level of interest income received from fixed income and short-term investments. This decline is attributable to lower interest rates during the period.

Earned insurance charges for the first nine months of 2001 were $16.95 million, as compared to $3.20 million in the same period of 2000. This source of revenue is related to the universal life insurance and annuity book of business of FIC's insurance subsidiaries. The consolidation of ILCO's operations following the May 18th merger contributed approximately $14.1 million to earned insurance charges for the nine-month period ended September 30, 2001. At Family Life, earned insurance charges declined from $3.2 million in the 2000 period to $2.6 million in the 2001 period. This change is attributable to a decrease in Family Life's universal life and annuity business. The face amount of in force universal life policies was $859.1 million at September 30, 2000 as compared to $737.6 million at September 30, 2001.

Benefits and Expenses

Policyholder benefits and expenses were $19.62 million in the first nine months of 2001, as compared to $10.75 million in the first nine months of 2000. The consolidation of ILCO's operations for the period from May 18, 2001 to September 30, 2001 contributed approximately $10.6 million to policyholder benefits and expenses for the nine-month period ended September 30, 2001. At Family Life, the level of policyholder benefits and expenses decreased from $10.7 million for the first nine months of 2000 to $8.8 million for the same period in 2001, which decrease is attributable to a decrease in death benefit claims.

Interest expense on contract holders deposit funds was $12.14 million in the first nine months of 2001, as compared to $1.56 million in the same period of the year 2000. This increase is primarily attributable to $10.2 million of interest expense on contract holders deposit funds resulting from the consolidation of ILCO's operations following the May 18th merger transaction.

In the first nine months of 2001, the amortization of present value of future profits of acquired business was $2.65 million as compared to $2.98 million in the first nine months of 2000. The decreases in amortization was expected and should continue to decrease as the underlying asset, present value of future profits, decreases.

The amortization of deferred policy acquisition costs was $4.68 million in the first nine months of 2001, as compared to $3.86 million in the first nine months of 2000. The increase in amortization is attributable to the capitalization of expenses incurred in connection with the writing of new business. The amortization of deferred policy acquisition costs for the current period includes costs associated with Investors-NA and Investors-IN only for the period from May 18, 2001 to September 30, 2001, in the amount of $0.47 million.

The operating expenses for the first nine months of 2001 were $16.56 million, as compared to $8.61 million in the first nine months of 2000. The consolidation of ILCO's operations for the period from May 18, 2001 to September 30, 2001 contributed approximately $7.53 million to operating expenses for the nine-month period ended September 30, 2001.

Interest expense for the first nine months of 2001 was $0.62 million, as compared to $1.51 million in the first nine months of 2000. The decrease in the amount of interest expenses from the first nine months of 2000 to the first nine months of 2001 is attributable to the scheduled reduction in the amount of outstanding indebtedness. This interest expense is related to the indebtedness owed to Investors- NA by Family Life Corporation and FIC and includes the amount of interest for the period from January 1, 2001 to May 18, 2001. The consolidation of ILCO's operations with those of FIC for periods following the May 18th merger results in the elimination of this interest expense in the income statements of FIC and thus the interest expense amount for the three month period ended September 20, 2001 is $0.

The provision for federal income taxes was $3.09 million in the first nine months of 2001 as compared to $0.83 million in the first nine months of 2000. The inclusion of ILCO's results for the period from May 18, 2001 to September 30, 2001 contributed approximately $1.67 million to the level of federal income taxes.

          Results of Operations - Three Months Ended September 30, 2001
            as compared to the Three Months Ended September 30, 2000

For the three-month period ended September 30, 2001, FIC's net income was $3.81 million (basic and diluted earnings of $0.40 per common share) on revenues of $33.97 million as compared to net income of $2.17 million (basic earnings of $0.43 per common share and diluted earnings of $0.42 per common share) on total revenues of $11.11 million in the same three month period of 2000. The increase in net income and total revenues from 2000 to 2001 is primarily attributable to the consolidation of ILCO's operations into FIC's Statements of Income for the third quarter of 2001.

            Equity in Net Income of InterContinental Life Corporation

For the period from January 1, 2001 to May 17, 2001, FIC's equity in the net earnings of InterContinental Life Corporation ("ILCO"), net of federal income tax, was $1.32 million, as compared to $2.92 million for the first nine months of 2000. Following the merger of ILCO with FIC on May 18, 2001, the results of ILCO were consolidated with those of FIC. Accordingly, the equity in net earnings of affiliate results for the 2001 period are not fully comparable with the 2000 period. Prior to the merger with ILCO, FIC owned 3,591,534 shares of ILCO's common stock. In addition, Family Life owned 342,400 shares of ILCO common stock. As a result, FIC owned, directly and indirectly through Family Life, 3,933,934 shares (approximately 48.1%) of ILCO's common stock. Upon completion of the merger, ILCO became a wholly-owned subsidiary of FIC.


                         Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is a holding company whose principal assets currently consists of the common stock of its insurance subsidiaries - Investors Life Insurance Company of North America ("Investors-NA"), Investors Life Insurance Company of Indiana ("Investors-IN") and Family Life Insurance Company ("Family Life"). Prior to the merger of FIC and ILCO on May 18, 2001, the principal assets of FIC consisted of the common stock of its insurance subsidiary, Family Life - and its equity ownership in ILCO. FIC's primary source of capital consists of dividends from its subsidiaries.

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

The ability of Investors-NA to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, its domiciliary state. The Washington insurance law limits how and when Investors-NA can pay shareholder dividends by including the "greater of" standard for payment of dividends to shareholders, and requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of September 30, 2001, Investors-NA had earned surplus of $77.8 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $28.0 million at September 30, 2001.

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

FIC's net cash flow provided by (used in) operating activities was $8.66 million in the first nine months of 2001, as compared to $(0.12) million in the first nine months of 2000. Net cash used in financing activities was $(0.51) million in the first nine months of 2001, as compared to $(5.52) million in the first nine months of 2000. Net cash flow provided by investing activities was $2.04 million for the nine months ended September 30, 2001, as compared to $6.55 million for the same period in 2000.

The cash  requirements  of FIC,  and its  subsidiary,  Family  Life  Corporation
("FLC"), consist primarily of its service of the indebtedness created in connection with FIC's ownership of Family Life. As of September 30, 2001, the outstanding balance of such indebtedness was $30.74 million on the Subordinated Notes granted by Investors-NA. FIC believes that the resources available to it within the holding company group are sufficient to provide for FLC's service of its indebtedness to Investors- NA.

The guaranty commitments of FIC under the loans incurred in connection with the acquisition of Family Life relate to the $34.5 million loaned by Investors-NA to a subsidiary of FIC. Prior to September 12, 2001, FIC's guaranty commitments also consisted of a $22.5 million note issued by Family Life Corporation to Investors Life Insurance Company of North America. That loan was fully paid off as of September 12, 2001.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                   Investments

As of September 30, 2001, FIC's investment assets totaled $762.10 million, as compared to $99.11 million as of December 31, 2000. The increase is primarily attributable to the inclusion of the assets of ILCO in the consolidated financial statements of FIC.

As of September 30, 2001, the market value of the fixed maturities available for sale segment was $470.07 million as compared to an amortized cost of $454.49 million or an unrealized gain of $15.58 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. A portion ($1.96 million) of the unrealized gain has been recorded as a decrease in deferred policy acquisition costs on the consolidated balance sheet. The net of tax effect of the remainder of this increase ($8.17 million) has been recorded as an increase in shareholders' equity.

The level of short-term investments at September 30, 2001 was $179.84 million, as compared to $15.62 million as of December 31, 2000. This increase is also primarily attributable to the inclusion of the assets of ILCO in the consolidated financial statements of FIC.

Invested real estate and other invested assets at September 30, 2001 were $56.11 million. At December 31, 2000, FIC did not have any assets invested in real estate. The change is attributable to the consolidation of ILCO's financial results with FIC following the May 18th merger of the two companies. The real estate investment is related to the development of the River Place Pointe project ("River Place Pointe") by Investors-NA, a subsidiary of ILCO. In October, 1998, Investors-NA purchased River Place Pointe, two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the Project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed in the second quarter of 2001. Construction on the second section continued during the third quarter of 2001, including work on buildings six and seven.

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

The Company's fixed maturities portfolio (including short-term investments), as of September 30, 2001, included a non-material amount (0.3% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. This number is primarily attributable to mortgage bonds which one of the Company's insurance subsidiaries owns in California utilities, which have been downgraded to a "6" (lowest quality) rating by the NAIC. As of September 30, 2001, Investors-NA owned mortgage bonds in Pacific Gas & Electric which were purchased for $515,000 and had a market value as of September 30, 2001 of $450,000 and Investors-NA and Investors-IN owned bonds in Southern California Edison which were purchased for $1.47 million and had a market value as of September 30, 2001 of $1.30 million.

The investment objective of the Company's insurance subsidiaries emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. As of September 30, 2001, only 5.8% of the Company's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented only 0.1% of the Company's total assets at September 30, 2001.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $182.0 million, and mortgage-backed pass-through securities of $34.6 million, at September 30, 2001. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 51.5% of the book value of FIC's mortgage- backed securities at September 30, 2001, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At September 30, 2001, PAC and TAC instruments and scheduled bonds represented approximately 48.5% of the book value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 35.5% of the book value of FIC's mortgage-backed securities at September 30, 2001. In addition, FIC's insurance subsidiaries limit the risk of prepayment of CMOs by not paying a premium for any CMOs. FIC's insurance subsidiaries do not invest in mortgage- backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. FIC's insurance subsidiaries did not have any z-accrual bonds as of September 30, 2001. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. For the year 2001, the investment objectives of FIC's insurance subsidiaries include the making of selected investments in CMOs.

FIC's insurance subsidiaries do not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At September 30, 2001, none of the mortgage loans held by the subsidiaries had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 0.2% of the Company's invested assets at September 30, 2001.

The investment portfolio of Investors-NA includes $30.74 million of notes , represented by (i) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC and (ii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above. Prior to September 12, 2001, the investment portfolio also included a $22.5 million loan from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note. These loans were fully paid on September 12, 2001.

As of June 12, 1996, the provisions of the notes from Investors-NA to FLC and FLIIC were modified as follows: (a) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, and (b) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%.

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

                             Accounting Developments

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133." As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 did not have a material impact on the Company's results of operations, liquidity or financial position.

During 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," which supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and establishes guidelines to account for business combinations under one method, the purchase method. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).


As of the earlier of the first day of the fiscal year beginning after December 15, 2001, or the date Financial Accounting Standards Statement No. 142 (FAS 142) is initially applied in its entirety, the amount of any unamortized deferred credit related to an excess of net assets acquired over cost arising from (a) a business combination for which the acquisition date was before July 1, 2001, or
(b) an investment accounted for by the equity method acquired before July 1, 2001, shall be written off and recognized as the effect of a change in accounting principle. The effect of the accounting change and related income tax effects shall be presented in the income statement between the captions extraordinary items and net income. The per-share information presented in the income statement shall include the per-share effect of the accounting change. Upon adoption of FAS 141 in the first quarter of 2002, FIC will allocate the unamortized balance of excess of net assets acquired over cost to net income. This amount will be recorded as a change in accounting principle.

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

During 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) and amends Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) and Accounting Research Bulletin No. 51 (ARB 51) "Consolidated Financial Statements". The adoption of FAS 144 did not materially affect FIC's financial position.

During 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, the adoption of which is not expected to materially affect FIC's financial position.

                               Other Developments

Dividend Paid

In May, 2001, FIC announced that its Board of Directors has approved the payment of a semi-annual cash dividend in the amount of $.25 per common share. The dividend was paid on July 2, 2001, to record holders as of the close of business on June 18, 2001.

Events of September 11, 2001

As of the date of this report, FIC's subsidiaries have only received one claim arising from the events of September 11, 2001. As a result, claims resulting from September 11th did not have a material effect on results of operations, liquidity or financial condition during the third quarter.

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

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $16.1 million at September 30, 2001 and $22.0 million at December 31, 2000. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale and (ii) short-term investments. The market value of such assets was $646.7 million at September 30, 2001 and $702.7 million at December 31, 2000.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $228.0 million at September 30, 2001 and $251.0 million at December 31, 2000. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $4.2 million at September 30, 2001 and $12.6 million at December 31, 2000.

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

Universal Life Litigation:

ILCO and Investors-NA are defendants in a lawsuit which was filed in October, 1996, in Travis County, Texas. CIGNA Corporation, an unrelated Company, is also a named defendant in the lawsuit. The named plaintiffs in the suit (a husband and wife), allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors-NA in 1992) utilized unfair sales practices. The named plaintiffs seek reformation of the life insurance contracts and an unspecified amount of damages. The named plaintiffs also seek a class action as to similarly situated individuals. In April, 2001, the named plaintiffs filed an amended complaint, so as to include various post-sale allegations, including allegations related to the manner in which increases in the cost of insurance were applied, the allocation of portfolio yields to the universal life policies and changes in the spread between the earned rate and the credited rate. The Company has filed a Motion for Summary Judgment to dismiss the lawsuit, which will be heard by the court on November 20, 2001. The plaintiffs have filed a motion with the court for certification, which motion will be heard by the court in December, 2001. The Company believes that the suit is without merit and intends to vigorously defend this matter.

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

                  None

Item 3.  Defaults Upon Senior Securities

                  None


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders was held on August 24, 2001. The only matter submitted at the meeting to a vote of the Shareholders was the election of directors. All of the nominees had previously served as directors of the Company, and all were reelected as directors.

The voting tabulation as to each nominee was as follows:



       Name                           In Favor                  Withheld

     John D. Barnett                  6,214,861                  602,493
     S. Tim Casey                     6,194,199                  623,155
     Joseph F. Crowe                  6,214,911                  602,443
     Jeffrey H. Demgen                6,194,434                  622,920
     Theodore A. Fleron               6,194,549                  622,805
     W. Lewis Gilcrease               6,199,161                  618,193
     James M. Grace                   6,194,844                  622,510
     Roy F. Mitte                     6,201,044                  616,310
     M. Scott Mitte                   6,220,261                  597,093
     Elizabeth T. Nash                6,193,256                  624,098
     Frank Parker                     6,217,511                  599,843
     Thomas C. Richmond               6,214,461                  602,893
     Steven P. Schmitt                6,194,974                  622,380

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





FINANCIAL INDUSTRIES CORPORATION

 /s/ Jeffrey Demgen
Jeffrey Demgen
Vice-President

 /s/ David Hopkins
David Hopkins
Chief Accounting Officer



Date:   November 14, 2001