Form 10-K
period 2001-12-31
FINANCIAL INDUSTRIES CORP
filed 2002-04-01
CIK 35733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 6, 2002, based on the closing sales price in the Nasdaq
National  Market  ($13.90 per  share),  was  $110,550,495.

The number of shares outstanding of Registrant's common stock on March 6, 2002 was 9,519,751.

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

                                     PART I

Item 1. Business

General

Financial Industries Corporation ("FIC", the "Company" or the "Registrant") is a holding company primarily engaged in the life insurance business through its ownership of Family Life Insurance Company, ("Family Life") Investors Life Insurance Company of North America ("Investors Life"), and prior to February 19, 2002, Investors Life Insurance Company of Indiana.

FIC was organized as an Ohio corporation in 1968 and was reincorporated in Texas in 1980. Its executive offices are located at 6500 River Place Boulevard, Building One, Austin, Texas 78730. Through 1984, FIC's principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. During the period from 1985 to 1987, FIC acquired a 48.3% equity interest in InterContinental Life Corporation ("ILCO"). ILCO is a Texas corporation which, prior to May 18, 2001, was publicly traded and was engaged in the sale and underwriting of life insurance and annuities, through its subsidiaries, Investors Life and Investors Life Insurance Company of Indiana ("Investors-IN"). On May 18, 2001, FIC acquired the remaining shares of ILCO through a merger of a subsidiary of FIC with and into ILCO, whereby ILCO shareholders were issued 1.1 shares of FIC stock for each share of ILCO stock outstanding. See, "Acquisitions and Consolidations - Acquisition of ILCO." In June 1991, FIC purchased Family Life, a Washington based life insurance corporation, from Merrill Lynch Insurance Group, Inc.

FIC and its insurance subsidiaries have substantially identical managements. Officers allocate their time among FIC and its subsidiaries in accordance with their comparative requirements. The Roy F. and Joann Cole Mitte Foundation (the "Foundation"), a charitable entity exempt from federal income tax under section 501(a) of the Internal Revenue Code (the "Code") as an organization described in section 501(c)(3) of the Code, owns 16.31% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, and their insurance subsidiaries and his wife, Joann Cole Mitte.

Acquisitions and Consolidations

     Strategy. FIC's business strategy has been and continues to be to grow internally and through acquisitions, while maintaining an emphasis on cost controls. Management believes that, under appropriate circumstances, it is more advantageous to acquire companies with books of in-force life insurance than to produce new business, because initial underwriting costs have already been incurred and mature business is generally less likely to terminate, making possible more predictable profit analysis. It is also management's belief that the continuing consolidation in the life insurance industry presents attractive opportunities for the Company to acquire life insurance companies that complement or fit within the Company's existing marketing structure and product lines. The Company's objective is to improve the profitability of acquired businesses by consolidating and streamlining the administrative functions of these businesses, eliminating unprofitable products and distribution channels, applying its marketing expertise to the acquired company's markets and agents and benefitting from economies of scale. FIC's ability to make future acquisitions will be dependent on obtaining the necessary financing.

     Acquisition of Family Life. FIC acquired Family Life, a Washington based life insurance corporation, from Merrill Lynch Insurance Group, Inc. on June 12, 1991. Family Life's primary business is the underwriting and sale of mortgage protection life insurance to customers who are mortgage borrowers from financial institutions where Family Life has marketing relationships. Family Life distributes its insurance products primarily through a national career agency sales force. See "Business of Insurance Subsidiaries -- Family Life".

     Acquisition of ILCO. In January 1985, FIC acquired 26.53% of ILCO's common stock. During the period from 1985 to 1987, FIC acquired additional ILCO common stock resulting in an approximate 48% equity interest in ILCO. On May 18, 2001, pursuant to an Agreement and Plan of Merger, as amended (the "Merger Agreement"), dated as of January 17, 2001, among FIC, ILCO, and ILCO Acquisition Company, a Texas corporation and wholly-owned subsidiary of FIC ("Merger Sub"), Merger Sub was merged with and into ILCO (the "Merger"). ILCO was the surviving corporation of the Merger and became a wholly-owned subsidiary of FIC. In accordance with the Merger Agreement, FIC issued 1.1 shares of common stock, par value $0.20 per share ("FIC Common Stock"), for each share of common stock, par value $0.22 per share, of ILCO outstanding at the time of the Merger ("ILCO Common Stock"). In addition, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger.

     ILCO's Acquisitions. Prior to May 18, 2001, ILCO made the following acquisitions:

          Standard  Life  Insurance  Company.  In November  1986,  ILCO acquired
     Standard  Life  Insurance  Company  ("Standard  Life"),   headquartered  in
     Jackson, Mississippi, for a gross purchase price of $54.5 million.

          Investors Life and Investors Life Insurance Company of California. In December 1988, ILCO, through Standard Life, purchased Investors Life Insurance Company of California ("Investors-CA") and Investors Life from CIGNA Corporation for a purchase price of $140 million.

          Meridian Life Insurance Company. In February 1995, ILCO, through Investors Life, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million. After the acquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors-Indiana").

          State Auto Life Insurance Company. In July 1997, ILCO and Investors-Indiana acquired State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for an adjusted cash purchase price of $11.8 million. Under the terms of the transaction, State Auto Life was merged into Investors-Indiana.


          Grinnell Life Insurance Company. On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell Life Insurance Company ("Grinnell Life") for an adjusted purchase price of $16.6 million. A portion of the purchase price ($12.37 million) was paid by way of a dividend to the seller immediately prior to the closing of the transaction; the balance of the purchase price was paid by ILCO's subsidiary. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity. Consolidation of Acquired Companies.

          Merger of ILIC and Investors-Indiana. In December 1997, InterContinental Life Insurance Company ("ILIC"), a subsidiary of ILCO, transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC and Investors-Indiana merged, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities.

          Mergers with Investors Life. Investors Life redomesticated from Pennsylvania to Washington in December of 1992. Investors-CA merged into Investors Life on December 31, 1992. Standard Life merged into Investors Life on June 29, 1993. On February 19, 2002, Investors-IN merged into Investors Life.


FIC's management believes that the acquisitions and consolidations of its life insurance subsidiaries have achieved cost savings, such as reduced auditing expenses involved in auditing combined companies; the savings of expenses and time resulting from the combined company being examined by one state insurance department (Washington), rather than four (California, Pennsylvania, Mississippi and Indiana); the reduction in the number of tax returns and other annual filings with state insurance departments; and smaller annual fees to do business and reduced retaliatory premium taxes in most states.

Business of Insurance Subsidiaries

     In addition to FIC's strategy of growth through acquisitions, FIC's insurance subsidiaries market and sell certain life insurance and annuity products through agents of Investors Life and Family Life.

     Family Life. Family Life, which was organized in the State of Washington in 1949, specializes in providing mortgage protection life and accidental death insurance and annuity products to mortgage borrowers of financial institutions. Family Life has policies in force with customers of approximately 190 financial institutions, of which approximately 40 actively provide Family Life with regular updating of their lists of borrowers.

Family Life's mortgage protection business consists of term and universal life insurance sold to borrowers of mortgage debt, designed to repay or reduce the mortgages of policyholders in the event of their death. This business is sold to customers of independent financial institutions, usually through a list of borrowers provided by the financial institution. These policies often list the lending financial institution as the primary beneficiary of the life insurance policy. An important feature of the Family Life product is the ability to bill and collect premiums through the policyholder's monthly mortgage payments.

Family Life has annuity products and a variety of life insurance products, including decreasing term life insurance, universal life insurance, ten-year level term products and a whole life insurance product. In 2001, direct statutory premiums received on Family Life's insurance products totaled $39.6 million.

Family Life is licensed to sell mortgage life insurance products in 48 states and the District of Columbia (not licensed in New York or New Hampshire). In 2001, premium income from these products was derived from all states in which Family Life is licensed, with over half of the amount derived from Texas (27%) and California (25%).

At December 31, 2001, Family Life's primary distribution channel is its agency force of approximately 300 career agents, who are organized into 10 regions. The career agents sell mortgage life insurance products exclusively for Family Life. The mortgage life insurance business is very fragmented. Family Life believes that it is among the larger writers of agent sold mortgage life insurance in the United States and the only nation-wide agent-sold life insurance company operating through leads from financial institutions. Many of Family Life's competitors are life insurance companies with more resources than Family Life and whose mortgage life insurance business represents only a small portion of their total business.

In addition to Family Life's primary distribution channel, Family Life has been expanding its distribution system to (i) provide a broader range of products;
(ii) generate direct mail leads; and (iii) target higher income customers than Family Life's traditional market targets. This distribution system involves the ability of Family Life's agents to sell products of third-party life insurance companies which have entered into marketing relationships with a subsidiary of FIC. In 2001, Family Life received $0.7 million of revenues through this system. At December 31, 2001, Family Life had relationships with 279 agents actively engaged in this marketing effort.

     Investors Life. Investors Life is engaged primarily in administering existing portfolios of individual life insurance and accident and health insurance policies and annuity products. Approximately 76.6% of the total collected premiums for 2001 were derived from renewal premiums on insurance policies and annuity products sold by FIC's insurance subsidiaries prior to their acquisition by the Company.

Investors Life is also engaged in marketing and underwriting individual life insurance and annuity products in 49 states (not licensed in New York), the District of Columbia and the U.S. Virgin Islands. These products are marketed through independent, non-exclusive general agents.

The products currently being distributed by Investors Life include several versions of universal life flexible premium insurance, which provide permanent life insurance which credit company-declared current interest rates. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the date of payment and frequency of payments.

Direct statutory premiums received from all types of universal life products sold by Investors Life and Investors-IN were $33.3 million in 2001, as compared to $34.2 million in 2000 and $35.6 million in 1999. Investors Life received reinsurance premiums from Family Life of $4.7 million in 2001, pursuant to the reinsurance agreement for universal life products written by Family Life. In 2001, premium income from all life insurance products was derived from all states in which Investors Life is licensed, with significant amounts derived from Pennsylvania (14%), California (8%) and Ohio (8%).

Investors Life also receives premium income from health insurance policies. In 2001, premium income from all health insurance policies was $0.6 million, as compared to $0.7 million in 2000 and $0.8 million in 1999. Since 1997, substantially all of Investors Life's health insurance business has been reinsured with a third party reinsurer.

Investors Life also sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment Management, Inc. As of December 31, 2001, the assets held in the separate account were $36.3 million. During 2001, the premium income realized in connection with these variable annuity policies was $104,028, which was received from existing contract owners.

Investors Life also maintains a closed variable annuity separate account, with approximately $15.1 million of assets as of December 31, 2001. The separate account was closed to new purchases in 1981 as a result of an IRS ruling which adversely affected the status of variable annuity separate accounts which invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

For the past several years, Investors Life has expanded its marketing efforts in the fixed annuity market. Direct deposits from the sale of fixed annuity products were $12.3 million in 2001, as compared to $10.6 million in 2000 and $7.6 million in 1999. Investors Life also received reinsurance premiums from Family Life of $2.0 million in 2001, pursuant to a reinsurance agreement for annuity products between Investors Life and Family Life.

For the past few years, Investors Life has been marketing a group deposit administration product, designed for use in connection with the funding of deferred compensation plans maintained by government employers under section 457 of the Internal Revenue Code. The company has established a marketing relationship with a third-party administrator based in San Antonio, Texas, which has established relationships with school districts in Texas. Annuity premiums under this program for the year 1999 totaled $0.9 million, premiums in 2000 totaled $1.5 million and premiums in 2001 totaled $0.24 million. At December 31, 2001, 12 school districts held plans with Investors Life. One school district in Louisiana surrendered its $1.5 million policy with Investors Life during 2001.

Investors Life, along with Family Life, participates in the distribution system involving third-party life insurance companies. The marketing arrangement makes available, to appointed agents of Investors Life, life insurance and annuity products not currently being offered by Investors Life. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company's appointed agents receive commissions on the sales of these products and the Company's marketing subsidiary receives an override commission. During 2001, Investors Life received revenues of $0.2 million through this distribution system. At December 31, 2001, Investors Life had relationships with 159 agents actively engaged in this marketing effort.

Employees of the Company

At December 31, 2001, the number of employees within FIC and its subsidiaries was approximately 313 and the number of Regional Vice Presidents employed by the life insurance subsidiaries of FIC was 26.

Agency Operations

The products of FIC's insurance subsidiaries are marketed and sold through two divisions:

A.       Investors Life Distribution System

Investors Life contracts with independent non-exclusive agents, general agents and brokers nation-wide to sell its products. Such agents and brokers also sell insurance products for companies in competition with Investors Life. In order to attract agents and enhance the sale of its products, Investors Life pays competitive commission rates and provides other sales inducements. Investors Life is presently concentrating its efforts on the promotion and sale of universal life and fixed annuity products.

Marketing and sales for Investors Life is directed by the Executive Vice President of Marketing and Sales. The distribution system is organized into 14 regions, each of which has a Regional Vice President ("RVP") who is responsible for the recruitment and maintenance of the general agents and managing general agents for individual insurance sales within such region. During 1999, Investors Life implemented a plan to restructure the compensation arrangements for RVPs, so as to emphasize the role of personal production by the RVPs. The effect of this plan during the year 2000 and 2001 was to lower fixed costs for distribution of Investors Life's products.

B.       Family Life Distribution System

Family Life utilizes a nationwide exclusive agent force to sell its products. This agent force sells mortgage protection life insurance and annuity products. The products are sold primarily to middle-income customers of client financial institutions, usually through a list of borrowers provided by the financial institution. Family Life works closely with the financial institutions to maintain and insure that Family Life lead systems, which had been built from the loan portfolios of each active financial institution, operate effectively. Family Life agents make courtesy calls to borrowers of the financial institutions which are active on the Family Life lead system to offer the borrower the opportunity to purchase mortgage protection insurance (term or universal life insurance products).

In advance of the passage of the Financial Services Modernization Act (the "Act") in 1999 (for a discussion of the provisions of this law, refer to the section entitled "Regulation"), Family Life established a task force to develop new lead sources for its agents. Although Family Life continues to focus on its traditional sales approach, it has established a supplemental leads program, whereby leads are obtained from public records (e.g. county loan records). Family Life has also developed a strategy to work with lenders as "setup only", whereby the mortgage institution does not furnish leads, but will collect and remit premiums. Finally, Family Life is developing new sales methods, including direct mailings and direct telephone leads.

Sales and Marketing for Family Life is directed by the Executive Vice President of Marketing and Sales. Sales and marketing focuses on the development and maintenance of contractual agreements with the financial institutions which provide referrals to, and collect monthly premiums from, their borrowers for Family Life insurance plans. As of March 6, 2002, the Family Life distribution system consisted of 10 regions, each directed by a Regional Vice President.

Investment of Assets

FIC has established and staffed an investment department, which manages portfolio investments and investment accounting functions for its life insurance subsidiaries. At December 31, 2001, invested assets totaled $756 million.

The general investment objective of the Company emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. 66% of FIC's invested assets are in fixed maturity securities, available for sale. Our fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities, and United States Government bonds. All of FIC's invested assets are invested in the United States. The assets held by Family Life and Investors Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade". The Company determines the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

The Company's investment objectives include the making of selected investments in collateralized mortgage obligations. The Company does not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

The other asset categories which comprise at least 5% of FIC's invested assets include investments in real estate, short-term investments, and policy loans.

For a further discussion of FIC's invested assets see "Item 7 - Management Discussion and Analysis - Investments."

Data Processing

Since December 1994, the data processing needs of FIC's insurance subsidiaries have been provided to FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a subsidiary of FIC. See "Item 13 - Certain Relationships and Related Transactions with Management."

As the provider of data processing for the Company and its subsidiaries, FIC Computer Services, Inc. utilizes a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations.

Competition

There are many life and health insurance companies in the United States. Agents placing insurance business with Family Life and Investors Life are compensated on a commission basis. However, some companies pay higher commissions and charge lower premium rates and many companies have more resources than FIC's insurance subsidiaries. In addition, consolidations of insurance and banking institutions, which is permitted under recently-enacted federal legislation, may adversely affect the ability of Family Life to expand its customer referral relationships with mortgage lending and servicing institutions.

The principal cost and competitive factors that affect the ability of FIC's insurance subsidiaries to sell their insurance products on a profitable basis are: (1) the general level of premium rates for comparable products; (2) the extent of individual policyholders services required to service each product category; (3) general interest rate levels; (4) competitive commission rates and related marketing costs; (5) legislative and regulatory requirements and restrictions; (6) the impact of competing insurance and other financial products; and (7) the condition of the regional and national economies.

Reinsurance and Reserves

In accordance with general practices in the insurance industry, FIC's insurance subsidiaries limit the maximum net losses that may arise from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained by FIC's insurance subsidiaries with the excess being ceded to a reinsurer at a premium set forth in a schedule based upon the age and risk classification of the insured. The reinsurance treaties provide for allowances that help Family Life and Investors Life offset the expense of writing new business. Investors Life generally retains the first $100,000 to $250,000 of risk on the life of any individual. On its in-force block of business, Family Life generally retains the first $200,000 of risk on the life of any one individual. On certain new products being written by Family Life (which amount to approximately one-third of Family Life's new business), the entire amount of risk is reinsured on a percentage basis with Family Life retaining 10% of the risk. Although Family Life only retains 10% of the risk, Family Life retains an allowance from the reinsurer of their portion of the premiums, which allows Family Life to cede substantially less than 90% of the incoming premiums. This "first dollar" arrangement allows Family Life to price products more competitively and take certain underwriting risks which it could not take if it were retaining 100% of the risk. Family Life still reinsures all of its new business over $200,000.

Family Life maintains a bulk reinsurance treaty, under which it reinsured all of its risks under accidental death benefit policies. The treaty was most recently renegotiated with the current reinsurer in January 1997.

As discussed above (see "Business of Insurance Subsidiaries"), in December 1997, FIC's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health and disability income policies were assumed by a third party reinsurer.

In 1995, Family Life (as the ceding company) entered into a reinsurance agreement with Investors Life (as the reinsuring company) pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Family Life (as the ceding company) entered into a reinsurance agreement with Investors Life (as the reinsuring company), pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors Life, with Family Life concentrating on the writing of term life insurance products.

Although reinsurance does not eliminate the exposure of FIC's insurance subsidiaries to losses from risks insured, the net liability of such subsidiaries will be limited to the portion of the risk retained, provided that the reinsurers meet their contractual obligations.

FIC's insurance subsidiaries carry reserves on their books to meet future obligations under their outstanding insurance policies. Such reserves are believed to be sufficient to meet policy obligations as they mature and are calculated using assumptions for interest, mortality, expenses and withdrawals in effect at the time the policies were issued.

Senior Subordinated Loans

In 1989, as part of the purchase of Family Life from Merrill Lynch Insurance Group, Inc. ("Merrill Lynch"), FIC organized two downstream holding companies:
Family Life Insurance Investment Corporation ("FLIIC") and Family Life Corporation ("FLC"). FLIIC was organized as a wholly-owned subsidiary of FIC and, in turn, was issued all of the outstanding shares of FLC. FLC purchased all of the outstanding shares of Family Life from Merrill Lynch. A portion of the consideration for the purchase consisted of a $30 million senior subordinated note (the "Merrill Lynch Loan"). Following the purchase of the Family Life shares by FLC, Family Life issued 250,000 previously unissued shares of its common stock to FLC for a $2.5 million cash payment and immediately thereafter redeemed from FLC 250,000 shares of its common stock that had been purchased by FLC from Merrill Lynch. The consideration paid to FLC by Family Life for said redeemed shares consisted of $2.5 million cash, a newly issued surplus debenture (an instrument having certain restrictions on payment for the protection of policyholders) in the principal amount of $97.5 million (the "Family Life Surplus Debenture") and $14 million principal value of newly issued preferred shares.

     Investors Life Notes. Another part of the financing arrangement to purchase Family Life included FLC borrowing $25 million from Investors Life (the "Investors Life Loans"). This amount was represented by a $22.5 million loan from Investors Life to FLC and a $2.5 million loan provided directly to FIC by Investors-CA (which was subsequently merged into Investors Life). In addition to the interest provided under the Investors Life Loans, Investors Life was granted non-transferable options to purchase FIC common stock, up to a total of 9.9 % of shares of FIC common stock (currently 500,411 shares) at a price of $2.10 per share (as adjusted to reflect the five-for-one stock split in November 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the Investors Life Loans, the expiration date of the options was extended to September 12, 2006.

On June 12, 1996, the Investors Life Loans were amended to provide for twenty quarterly principal payments, commencing on December 12, 1996. Additionally, prior to such date, accrued interest on the $2.5 million subordinated note issued by FIC to Investors-CA was paid by delivery of additional notes of FIC having terms identical to the original note, including the payment of interest. The Investors Life Loans were paid in full as of September 12, 2001; however, because of the 1993 Subordinated Loans, described in "Family Life Refinancing" below, the options of Investors Life to purchase FIC common stock did not expire with the repayment of the Investors Life Loans.

     Family Life Refinancing. In 1993, Investors Life loaned an additional $34.5 million to FLC and FLIIC in the form of subordinated notes so that FLC and FLIIC could prepay the Merrill Lynch Loan (the "1993 Subordinated Loans"). The 1993 Subordinated Loans consisted of a $30 million loan to FLC and a $4.5 million loan to FLIIC. The debt restructuring reduced the total indebtedness of FLC and FLIIC by approximately $15 million. Upon the retirement of the Merrill Lynch Loan, certain of its provisions were automatically incorporated into the 1993 Subordinated Loans. Those provisions include specified events of default, including, but not limited to, failure to pay principal, interest, commitment fees or other amounts payable when due, failure to maintain certain financial covenants, violation of covenants (including covenants with respect to the maintenance of a minimum net worth), material misrepresentations, defaults under other indebtedness, the loss of any license of an insurance subsidiary of FLC which would have a material adverse effect on FLC, defaults under the FIC guaranty agreement, a fine in an amount in excess of $100,000 imposed upon any insurance subsidiary of FLC by any state insurance regulatory agency, changes in ownership or control of FIC by its controlling person, Roy F. Mitte, or in ILCO by FIC, and the occurrence of certain events of bankruptcy. In addition, the security interests furnished to the lenders under the Merrill Lynch Loan were transferred to Investors Life. The security interests include all of the issued and outstanding shares of preferred stock and common stock of FLC and Family Life. Prior to June 30, 2001, the security also included the Family Life Surplus Debenture; however, the Family Life Surplus Debenture was paid in full as of June 30, 2001.

On June 12, 1996, the 1993 Subordinated Loans were also amended as follows: (a) the $30 million note was amended to provide for forty quarterly principal payments in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remained at 9%, and (b) the $4.5 million note was amended to provide for forty quarterly principal payments in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remained at 9%.

In December 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder, FIC. Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

As of December 31, 2001, the outstanding principal balance of the 1993 Subordinated Loans was $29.2 million. Since May 18, 2001, ILCO has been a wholly-owned subsidiary of FIC, and thus the 1993 Subordinated Loans are not an asset or liability on FIC's balance sheets, but still affect FIC's cash flow due to its debt servicing obligations.

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

These laws and regulations require the Company's insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business and their business and accounts are subject to examination by such agencies at any time. The insurance laws and regulations of the domiciliary state of the Company's insurance subsidiaries require that such subsidiaries be examined at specified intervals. Both Investors Life and Family Life are domiciled in the state of Washington. Prior to the merger of Investors Life and Investors-IN in February 2002, Investors-IN was domiciled in the state of Indiana.

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

Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 2001 indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries is above 450% of its respective Authorized Control Level RBC.

     Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. For the year ended December 31, 2001, Family Life received a credit on its guaranty fund assessment return of $21,481, while Investors Life and Investors-IN had expenses of $6,090 and $2,159, respectively. Those amounts are net of the amounts that can be offset against future premium taxes and, in the case of Family Life, the amount is also net of the amount that can be recovered from Merrill Lynch pursuant to the Stock Purchase Agreement between FIC and Merrill Lynch. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of FIC.

     Dividends. Prior to June 2001, payment from Family Life of surplus and interest on the surplus debenture was the primary source of cash for Family Life Corporation ("FLC"), a wholly-owned subsidiary of FIC, to make payments on the 1993 Subordinated Loans. Pursuant to the surplus debenture, Family Life paid principal and interest to FLC in 1999, 2000 and 2001 totaling $10,754,978, $8,982,244 and $4,111,046, respectively. Since the Family Life Surplus Debenture was paid off in June 2001, one source of cash for FLC to make payments of principal and interest on the 1993 Subordinated Loans is dividends paid to FLC by Family Life. Under current Washington law, any proposed payment of an "extraordinary dividend" requires a 30-day prior notice to the Washington Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An "extraordinary dividend" is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of
(i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Family Life did not have earned surplus in 2000 as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, was not permitted to pay cash dividends during 2001. However, as of December 31, 2001, Family Life had earned surplus of $0.3 million and a net gain from operations of $4.4 million. Investors Life had earned surplus of $48.4 million and a net gain from operations of $8.3 million at December 31, 2001.

     Valuation Reserves. Life insurance companies are required to establish an Asset Valuation Reserve ("AVR") consisting of two components: (i) a "default component," which provides for future credit-related losses on fixed maturity investments, and (ii) an "equity component," which provides for losses on all types of equity investments, including equity securities and real estate. Insurers are also required to establish an Interest Maintenance Reserve ("IMR"), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect the financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). Since dividend payments are based upon statutory earnings, management believes that the combination of the AVR and IMR will affect statutory capital and surplus and therefore may reduce the ability of Investors Life and Family Life to pay dividends to FIC.

     Insurance Holding Company Regulation. Family Life and Investors Life are subject to regulation under the insurance and insurance holding company statutes of the state of Washington and prior to February 2002, Investors-IN was subject to regulation under the insurance and insurance holding company statutes of the state of Indiana. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval, or in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.

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

The insurance holding company regulations generally apply only to insurers domiciled in a particular state. However, the regulations in certain states also provide that insurers that are "commercially domiciled" in that state are also subject to the provisions applicable to domiciled insurers. The test for determining whether an insurer is commercially domiciled is based on the percentage of premiums written in the state as compared to the amount of premiums written everywhere over a measuring period. The applicable percentage for California is 33% , while for Texas it is 30%. Currently, the insurance subsidiaries of FIC are not treated as commercially domiciled in any jurisdiction.

     Privacy Legislation. In July 2001, the Financial Services Modernization Act (referred to in this paragraph as the "Act") of 1999 became applicable to insurance companies. In general, the Act provides that financial institutions have certain obligations with respect to the maintenance of the privacy of customer information. In addition, the Act places new restrictions on disclosure of nonpublic personal information to third party institutions seeking to utilize such information in connection with the sale of products or services. A financial institution may disseminate certain types of customer information to nonaffiliated third parties if the institution provides clear and conspicuous disclosure of the institution's privacy policy and the customer authorizes the release of certain information to third parties. Where the customer permits the release of the information, the Act restricts disclosure of information that is non-public in nature but does not prohibit the release of information which can be obtained from public sources. Although FIC's insurance subsidiaries have not experienced any adverse effects to their business as a result of the Act to date, it is too early to assess the Act's long-range effects.

     Potential Federal Regulation. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies periodically investigate the condition of the insurance industry (encompassing both life and health and property and casualty insurance) in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Further, since FIC is a publicly traded entity, it is subject to regulation by the Securities and Exchange Commission (SEC), as well as NASDAQ. Under SEC regulations, FIC is required to file forms under the Securities Act of 1933 and the Securities and Exchange Act of 1934 with respect to various aspects of its business.

     Federal Income Taxation. The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. For the years ended December 31, 1999, 2000 and 2001, the decreases in Family Life's current income tax provisions, utilizing the effective tax rates, due to this change were $78,759, $177,038 and $157,180, respectively. For the years ended December 31, 1999, 2000 and 2001, the decreases in the current income tax provisions of Investors Life and Investors- IN due to this change were $409,193, $8,368 and $294,695, respectively. The change has a negative tax effect for statutory accounting purposes when the premium income of the Company's insurance subsidiaries increases, but has a positive tax effect when their premium income decreases.

FIC files a consolidated federal income tax return with its subsidiaries, except for Investors Life and Investors-IN (which file a separate consolidated return) and ILG Securities (which files its own federal income tax return). In accordance with the tax allocation agreements maintained by those FIC companies which file a consolidated return, federal income tax expense or benefit is allocated to each entity in the consolidated group as if such entity were filing a separate return.

                               Segment Information

The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 2001.

Item 2.  Properties

FIC's home office is located at River Place Pointe, 6500 River Place Blvd., Building One, Austin, Texas. River Place Pointe was purchased by Investors Life in October 1998. It consists of 47.995 acres of land in Austin, Texas. The aggregate purchase price for these tracts was $8.1 million. The site development permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the project, which consists of four office buildings, an associated parking garage and related infrastructure was completed during 2000 and 2001. The second section of construction, which includes three more office buildings, an associated parking garage and related infrastructure, is in progress and Investors Life expects completion of this phase by the end of 2002. FIC and its insurance subsidiaries occupy almost the entire Building One of River Place Pointe, consisting of approximately 74,021 square feet of space.

Family Life and Investors Life lease their home offices at the Sedgwick James Building, 2101 Fourth Avenue, in Seattle, Washington. The lease currently covers approximately 7,776 rentable square feet of office space for a term expiring on October 31, 2003. The base rental is approximately $16,362 per month, which includes Family Life's proportionate share of the building's operating expenses, including utilities, property taxes, insurance, maintenance and management. Actual increases from those initial operating expenses during the lease term are passed on to Family Life on a proportionate basis.

ILCO leases a building located at 40 Parker Road, Elizabeth, New Jersey. This building, which was formerly ILCO's headquarters building, contains approximately 41,000 square feet of office space. The lease, which was signed in December 1985 and expires in December 2005, calls for a minimum base rental of $737,940 per annum. The lease provides that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by ILCO. ILCO subleases this space to third parties.

Prior to December 2001, ILCO and Investors-IN owned three residential buildings adjacent to the 40 Parker Road building. In December 2001, ILCO and Investors-IN sold these properties for a total purchase price of $380,000, which amount was allocated between ILCO and Investors-IN in accordance with their respective interests in the properties.

The Company believes that its properties and leased space are adequate to meet its foreseeable requirements.

Item 3.  Legal Proceedings

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact on the financial statements.

     Universal Life Litigation. On January 22, 2002, the Travis County District Court in Austin, Texas, denied certification to a proposed nationwide class of plaintiffs who purchased certain universal life insurance policies from INA Life Insurance Company (which was merged into Investors Life in 1992). The lawsuit, which was filed in 1996 as a "vanishing premium" life insurance litigation, initially alleged that the universal life insurance policies sold to plaintiffs by INA Life Insurance Company utilized unfair sales practices. In April 2001, the plaintiffs filed an amended complaint, so as to include various post-sale allegations, including allegations related to the manner in which increases in the cost of insurance were applied, the allocation of portfolio yields to the universal life policies and changes in the spread between the earned rate and the credited rate. Plaintiffs' Motion for Class Certification was denied in its entirety.

     Litigation Relating to the FIC/ ILCO Merger. On the day that FIC and ILCO each publicly announced the formation of a special committee to evaluate a potential merger, two class action lawsuits were filed against ILCO, FIC and the officers and directors of ILCO. The actions allege that a cash consideration in the proposed merger is unfair to the shareholders of ILCO, that it would prevent the ILCO shareholders from realizing the true value of ILCO, and that FIC and the named officers and directors had material conflicts of interest in approving the transaction. In their initial pleadings, the plaintiffs sought certification of the cases as class actions and the named plaintiffs as class representatives, and among other relief, requested that the merger be enjoined (or, if consummated, rescinded and set aside) and that the defendants account to the class members for their damages. The defendants believe that the lawsuits are without merit and intend to vigorously contest the lawsuits. Management is unable to determine the impact, if any, that the lawsuits may have on the results of operations of the Company.

     Other Litigation. Additionally, FIC's insurance subsidiaries are regularly involved in litigation, both as a defendant and as plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance protection products. Management does not believe that such litigation, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
             Security Holder Matters

A.  Market Information

As of January 2001, FIC's common stock is traded on the Nasdaq National Market (NASDAQ symbol: FNIN). Prior to January 2001, FIC's common stock was traded on the Nasdaq Small-Cap Market. The following table sets forth the quarterly high and low closing prices for FIC common stock for 2001 and 2000. Quotations are furnished by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

                                                         Common Stock
                                                            Prices

                                                      High             Low

2001
         First Quarter                              $ 14.75          $ 9.125
         Second Quarter                               16.90           11.90
         Third Quarter                                16.00           12.44
         Fourth Quarter                               14.90           13.00

2000
         First Quarter                              $ 10.50          $ 7.25
         Second Quarter                               10.50            8.00
         Third Quarter                                 9.50            7.875
         Fourth Quarter                               10.00            8.500

B.  Holders

As of March 6, 2002, there were approximately 15,749 record holders of FIC common stock.

C.  Dividends

In the year 2000, FIC paid a cash dividend in the amount of $.18 per share, which was payable on April 12, 2000, to shareholders of record on April 5, 2000.

In the year 2001, FIC paid three cash dividends. In March 2001, FIC announced that its board approved the payment of a cash dividend for the year in the amount of $0.41 per share. The dividend was paid on April 12, 2001, to shareholders of record as of the close of business on March 19, 2001.

In May 2001, FIC announced that its Board approved a dividend policy. The policy adopted by the Board anticipates that the Company will declare and pay, on a semi-annual basis, a dividend on the common stock of the Company so as to provide to shareholders with an annualized yield of approximately 3% of the market value (based on the NASDAQ National Market quotation system). The implementation of this policy and the future declarations of dividends are subject to change depending on future circumstances.

Pursuant to the above-mentioned policy, in May 2001, FIC announced that its Board of Directors approved the payment of a semi-annual cash dividend in the amount of $.25 per common share. The dividend was payable on July 2, 2001, to record holders as of the close of business on June 18, 2001. On November 27, 2001 a dividend in the amount of $.21 per common share was approved. This dividend was payable on December 21, 2001 to record holders as of December 7, 2001.

The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its subsidiaries. The right of FIC's insurance subsidiaries to pay dividends is restricted by the insurance laws of their domiciliary state. See Item 1. Business - Regulation - Dividends. Further, FLC, which holds all of the stock of Family Life, is restricted from paying dividends on its common stock by the provisions of the 1993 Subordinated Loans. See Item 1. Business - Senior Subordinated Loans. FIC (as the successor to the obligations of FLIIC) is also prohibited from paying dividends on its stock by the provisions of the $4.5 million subordinated note held by Investors Life. In order to provide for the payment of the three cash dividends paid in 2001, FIC received waivers from Investors Life on the above-described restrictions of the loan agreements, thereby permitting FIC to make the dividend payments to its shareholders.

Item 6.  Selected Financial Data: (Registrant and its Consolidated Subsidiaries)

                                                 (In thousands, except per share data)

                                  2001            2000            1999            1998            1997

Operating Revenues           $   99,125      $   44,418      $   46,244      $   52,293      $   63,343

Income before federal
 income tax, equity in net
 earnings of affiliates          15,999           6,482           7,013           8,973          13,411

Income before equity in
 net earnings of affiliates      10,698           5,198           5,839           6,605           9,870

Equity in net earnings of
 affiliate, net of tax            1,316           3,581           3,310           2,613           6,458

Net Income                       12,014           8,779           9,149           9,218      $   16,328

Common Stock and
 Common Stock
 Equivalents                      7,898           5,163           5,200           5,557           5,589

Net income per share

Basic                        $     1.54      $     1.74      $     1.81      $     1.71      $     3.01

Diluted                      $     1.52      $     1.70      $     1.76      $     1.66      $     2.92

Total Assets                 $1,378,829      $  300,766      $  294,054      $  301,738      $  304,324

Long Term Obligations        $        0      $   35,349      $   41,497      $   47,645      $   53,792


Cash dividends paid per      $     0.87      $     0.18      $        0      $        0      $        0
share


The results for the year ended December 31, 2001 were affected by the merger of ILCO with and into a subsidiary of FIC on May 18, 2001. For a description of the merger transaction, see "Item 7 - Management Discussion & Analysis - Transactions Affecting Comparability of Results of Operations."

The results for the year ended December 31, 1997 were affected by the sale of property owned by Family Life at Bridgepoint Square ("Bridgepoint") in Austin, Texas. In January 1995, Investors Life purchased a 20 acre tract of land at Bridgepoint. Investors Life developed the project, which consisted of four office buildings, with a total rentable space of approximately 364,000 square feet, and two parking garages. In May 1996, Family Life purchased a 7.1 acre tract adjacent to the original Bridgepoint tract. This second tract contained one building site and one garage site. In January 1997, Family Life began construction on a four-story office building, with rentable space of approximately 76,793 square feet, and the parking garage, with 350 parking spaces. In May 1997, the entire rentable space in the building was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October 1997. In November 1997, Investors Life and Family Life entered into a sale agreement with an independent third party for the sale of their respective interests in Bridgepoint. The transaction, which closed on December 5,1997, was for an aggregate price of $78 million. The sale resulted in a net pre-tax profit to Investors Life of approximately $14.0 million, and a net pre-tax profit to Family Life of approximately $4.5 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of FIC's financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

                           Forward-Looking Statements

Except for historical factual information set forth in this Management's Discussion and Analysis, the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may effect the ability of FIC to sell its products, the market value of FIC's investments, and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's subsidiaries' insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of FIC's products; (6) increasing competition in the sale of life insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.

                                    Overview

Financial Industries Corporation ("FIC" or the "Company") is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of life insurance and annuity products in 49 states, the District of Columbia and the U.S. Virgin Islands.

The Company's revenues are derived principally from:

       premiums on individual life insurance policies

       product charges from universal life insurance products and annuities net investment income and realized investment gains on assets

In accordance with Generally Accepted Accounting Principles (GAAP), universal life insurance premiums and annuity deposits received are reflected on FIC's consolidated balance sheets as increases in liabilities for contract holder deposit funds and not as revenues.

Expenses consist principally of insurance benefits provided to policyholders, interest credited on policyholder account balances, other operating costs and expenses, which include commissions and general business expenses, net of expenses deferred, amortization of present value of future profits of acquired businesses and amortization of deferred policy acquisition costs, and premium and income taxes. Surrender benefits paid relating to universal life insurance policies and annuities are reflected as decreases in liabilities for contract holder deposit funds and not as expenses.

The Company's profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions; (2) the amount of assets under management; and (3) the maintenance of our target spreads between the rate of earnings on our investments and credited rates on policyholders' account balances.

         Transactions Affecting Comparability of Results of Operations

On May 18, 2001, pursuant to an Agreement and Plan of Merger, as amended (the "Merger Agreement"), dated as of January 17, 2001, among FIC, InterContinental Life Corporation ("ILCO"), and ILCO Acquisition Company, a Texas corporation and wholly-owned subsidiary of FIC ("Merger Sub"), Merger Sub was merged with and into ILCO (the "Merger"). ILCO was the surviving corporation of the Merger and became a wholly-owned subsidiary of FIC. In accordance with the Merger Agreement, FIC issued 1.1 shares of common stock, par value $0.20 per share ("FIC Common Stock"), for each share of common stock, par value $0.22 per share, of ILCO outstanding at the time of the Merger ("ILCO Common Stock"). In addition, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. Since ILCO was a wholly-owned subsidiary of FIC for the period from May 18, 2001 to December 31, 2001, the operations of ILCO are reported on a consolidated basis with FIC in the year end 2001 financial statements. For the period from January 1, 2001 to May 17, 2001, and for the years ended December 31, 2000 and December 31, 1999, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.

Prior to December 1999, FIC owned several parcels of real estate in Jackson, Mississippi, adjacent to an office building known as the Standard Life Building, which building was owned by Investors Life. On December 29, 1999, Investors Life donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors Life and FIC sold all of the adjacent parcels they owned to the JRA for a total sale price of $2.5 million, which has been allocated according to the respective ownership interests of Investors Life (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors Life claimed an income tax deduction on its 2000 tax return for the donation of the Standard Life Building of $864,231. The donation and sale transaction referenced above resulted in a net of tax gain (GAAP basis) of $1.0 million for ILCO and $0.4 million for FIC (or a combined total of $1.401 million) in 1999.

           Results of Operations - Three Years Ended December 31, 2001

For the year ended December 31, 2001, FIC's net income was $12,014,000 (basic earnings of $1.54 per common share or diluted earnings of $1.52 per common share) on revenues of $99,125,000 as compared to net income for the year ended December 31, 2000, which was $8,779,000 (basic earnings of $1.74 per common share or diluted earnings of $1.70 per common share) on revenues of $44,418,000 and net income for the year ended December 31, 1999, which was $9,149,000 (basic earnings of $1.81 per common share or diluted earnings of $1.76 per common share) on revenues of $46,244,000.

Earnings per share for the year ended December 31, 2001, were affected by the increase in the number of FIC's common shares outstanding and the inclusion of 100% of the operating results of ILCO from the date of the Merger through December 31, 2001. The increase in outstanding shares is attributable to the shares issued to ILCO shareholders in connection with the Merger. As of December 31, 2001, the number of FIC's common shares outstanding was 9,498,847, as compared to 5,054,661 as of December 31, 2000.

The increase in net income for the year 2001 was primarily attributable to the Merger, which consolidated 100% of ILCO's net income subsequent to the May 18, 2001 Merger, with FIC's net income. Net income for the year 1999 was affected by the inclusion of $409,000 of net gain from the sale of real estate located in Jackson, Mississippi.

Revenues.

Premium revenues reported for traditional life insurance products are recognized when due. Premium income, net of reinsurance ceded, for the year 2001, was $35.9 million, as compared to $33.1 million for the year 2000 and $34.0 million for the year 1999. The consolidation of ILCO's operations following the Merger contributed approximately $5 million and Family Life contributed approximately $31 million to premium income for the year ended December 31, 2001. At Family Life (which has been a subsidiary of FIC for all of the year-end periods covered by this report), first year net collected premiums for traditional life insurance products in 2001 were $3.4 million as compared to $2.2 million in 2000. The level of renewal premiums for traditional life insurance products at Family Life for the year 2001 was $27.2 million, as compared to $31.4 million for the year 2000 and $32.0 million for the year 1999. The decrease in renewal premium is attributable to the decrease in the traditional life insurance book of business.

Income from universal life and annuity charges for the year ended December 31, 2001 was $27.7 million, as compared to $4.3 million for the year 2000 and $4.8 million in 1999. The consolidation of ILCO's operations following the Merger contributed approximately $24 million to earned insurance charges for the year ended December 31, 2001. At Family Life, earned insurance charges declined from $4.3 million in the year 2000 to $3.4 million in the year 2001. The amount is consistently decreasing because Family Life reinsures all of its new universal life and annuity business with Investors Life and thus earned insurance charges received are attributable to a closed, decreasing book of business. At Investors Life and Investors-IN, earned insurance charges increased from $38.5 million in the year 2000 to $39.5 million in the year 2001 (which includes the pre-Merger and post-Merger charges). The face amount of in force universal life policies at Family Life was $870.9 million at December 31, 2000 as compared to $721.1 million at December 31, 2001. The face amount of in force universal life policies at Investors Life and Investors-IN was $4,692.7 million at December 31, 2000 as compared to $4,676.9 million at December 31, 2001.

Net investment income for the year ended December 31, 2001 was $30.7 million as compared to $6.9 million for the year ended December 31, 2000 and $6.9 million for the year ended December 31, 1999. Approximately $24 million of the increase in net investment income for the year ended December 31, 2001 was attributable to the consolidation of ILCO's operations for the period from May 18, 2001 to December 31, 2001. At Investors Life and Investors-IN net investment income decreased from $50.9 million in 2000 to $47.9 million in 2001. The decrease was primarily attributable to lower interest rates on short-term investments as well as the sale of investments to pay for the continued construction at River Place Pointe. See "Investments - Real Estate" for a description of the River Place Pointe investment. The level of net investment income contributed by the investment portfolio of Family Life for the year ended December 31, 2001 was $6.3 million. Net investment income at Family Life was adversely affected by the decline in the level of interest income received from fixed income and short-term investments. This decline is attributable to lower interest rates during the period. The net investment income was approximately level from the year ended 1999 and 2000 mainly due to the long term portfolio remaining level while short term investments were decreasing and the short term rates were increasing.

Net real estate income was $1.9 million for the year ended December 31, 2001, as compared to $0 in 2000 and 1999. Real estate income is attributable to the inclusion of ILCO's investment income with FIC's from the period from May 18, 2001 to December 31, 2001. Real estate income is earned from the leases on the buildings at River Place Pointe, which is owned by Investors Life. Rental income was received during the entire year 2001, while the buildings only produced rental income for the second half of the year 2000.

Benefits and Expenses.

Policyholder benefits and expenses were $27.7 million in 2001, as compared to $13.5 million in 2000 and $12.6 million in 1999. The consolidation of ILCO's operations for the period from May 18, 2001 to December 31, 2001 contributed approximately $19 million to policyholder benefits and expenses for the year ended December 31, 2001. At ILCO's insurance subsidiaries, the level of policyholder benefits and expenses decreased from $32.5 million for the year 2000 to $30.0 million for the year 2001 (which includes the pre-Merger and post-Merger expenses), which decrease is attributable to a decrease in death benefit claims. At Family Life, the level of policyholder benefits and expenses decreased from $13.5 million for the year 2000 to $10.1 million for the year 2001, which decrease is attributable to a decrease in death benefit claims as well as a decrease in reserves due to a higher than expected lapse rates in Family Life's traditional life business.

Interest expense on contract holders deposit funds was $19.9 million for the year 2001, as compared to $2.2 million in each of the years 2000 and 1999. This increase is primarily attributable to $17.5 million of interest expense on contract holders deposit funds resulting from the consolidation of ILCO's operations following the Merger. This expense is related to payment of interest to policyholders for cash values accumulated in their accounts.

The expense related to the amortization of present value of future profits of acquired businesses was $4.7 million for the year ended December 31, 2001, as compared to $3.7 million at December 31, 2000 and $5.2 million at December 31, 1999. The consolidation of ILCO's amortization expense with FIC's contributed approximately $1 million. The amortization of present value of future profits decreased by $1.5 million from 1999 to 2000, which is in line with the expected amortization of the remaining book of business. The amortization of present value of future profits was relatively level from 2000 to 2001 due to higher than expected lapses at Family Life, which created a higher rate of amortization.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are deferred policy acquisition costs. The expense related to the amortization of deferred policy acquisition costs was $6.8 million for the year ended December 31, 2001, $5.3 million for the year ended December 31, 2000, and $5.2 million for the year ended December 31, 1999. The amortization of deferred policy acquisition costs for the current period includes costs associated with Investors Life and Investors-IN only for the period from May 18, 2001 to December 31, 2001, in the amount of approximately $0.5 million.

Operating expenses for 2001 were $23.0 million, as compared to $11.4 million on 2000 and $11.7 million in 1999. The consolidation of ILCO's operations for the period from May 18, 2001 to December 31, 2001 contributed approximately $11 million to operating expenses for the year 2001. The level of operating expenses for the year 2001 included certain non-recurring expenses related to the favorable resolution of the vanishing premium litigation and the implementation of the correction procedure set forth by the Internal Revenue Service in Rev. Proc. 2001-42 for Modified Endowment Contracts. At Family Life, $4.7 million in operating expenses was attributable to commissions paid. The decrease in operating expenses of $365,000 from 1999 to 2000 is due to a reduction of overall operating expenses in 2000 and the reduction of Y2K conversion expenses incurred in 2000 as compared to 1999's expenses.

Interest expense for 2001 was $0.9 million, as compared to $1.9 million in 2000 and $2.4 million in 1999. The decrease in the amount of interest expenses from 2000 to 2001 is attributable to the scheduled reduction in the amount of outstanding indebtedness. This interest expense is related to the indebtedness owed to Investors Life by Family Life Corporation and FIC and includes the amount of interest for the period from January 1, 2001 to May 18, 2001. The consolidation of ILCO's operations with those of FIC for periods following the May 18th Merger results in the elimination of this interest expense in the consolidated income statements of FIC and thus the post-Merger interest expense is $0. The decrease of interest expenses from 1999 to 2000 was consistent with the scheduled pay down of the above-mentioned debt to Investors Life.

The provision for federal income taxes was $5.3 million in 2001, as compared to $1.3 million in 2000 and $1.2 million in 1999. The inclusion of ILCO's results for the period from May 18, 2001 to December 31, 2001 contributed approximately $2.6 million to the level of federal income taxes. Because of the Merger and subsequent consolidation of FIC and ILCO's provision for federal income taxes, FIC was not able to utilize the small company tax deduction, which provided lower tax rates. The increase in federal income taxes due to the loss of this deduction was $343,227. Further, for the year ended December 31, 2000 and 1999, FIC and ILCO each paid, and were each able to deduct $1 million of excess compensation each. Due to the Merger, the Company will incur approximately
$100,000 in additional federal income taxes in 2001 related to excess compensation since ILCO will only be able to deduct approximately $750,000 of Mr. Mitte's compensation for 2001.

          Results of Operations - Three Months Ended December 31, 2001
             as compared to the Three Months Ended December 31, 2000

For the three-month period ended December 31, 2001, FIC's net income was $3.4 million (basic and diluted earnings of $0.35 per common share) on revenues of $32.4 million as compared to the net income of $2.2 million (basic earnings of $0.43 and diluted earnings of $0.42 per common share) on total revenues of $10.6 million in the last three months of 2000. The increase in net income and total revenues from the three-month period ended December 31, 2000 to the same period in 2001 is primarily attributable to the consolidation of ILCO's operations into FIC's Statements of Income for the fourth quarter of 2001.

                         Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is an insurance holding company whose principal assets consist of the outstanding capital stock of its insurance subsidiaries - Family Life Insurance Company ("Family Life"), Investors Life Insurance Company of North America ("Investors Life"), and prior to February 19, 2002, Investors Life Insurance Company of Indiana ("Investors-IN"). Prior to the merger of FIC and ILCO on May 18, 2001, the principal assets of FIC consisted of the common stock of its insurance subsidiary, Family Life - and its equity ownership in ILCO. As a holding company, FIC's ability to meet its cash requirements, pay interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiaries.

Prior to June 2001, the principal source of liquidity for FIC and its wholly-owned subsidiary, Family Life Corporation, consisted of the periodic payment of principal and interest by Family Life pursuant to the terms of the surplus debenture issued in connection with the Family Life acquisition from Merrill Lynch. During 2001, Family Life made principal payments of $5.9 million and interest payments of $0.2 million to Family Life Corporation pursuant to the terms of the surplus debenture. The surplus debenture was completely paid off as of June 30, 2001. For periods subsequent to June 30, 2001, FIC's available source of liquidity will be dividends paid to it from its subsidiaries. Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval.

The ability of Family Life and Investors Life to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, their domiciliary state. Washington limits how and when Family Life and Investors Life can pay shareholder dividends by (a) including the "greater of" standard for payment of dividends to shareholders,
(b) requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and (c) requiring that cash dividends be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of : (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. In 2001, Investors Life paid a dividend to its parent corporation, ILCO, of $11,082,586 (based upon earned surplus of $54.7 million and net gain from operations of $11.1 million in the year 2000). ILCO, a holding company, does not have any restrictions on payments of dividends and paid a dividend of $11,082,586 to FIC in December 2001. Family Life did not have earned surplus in 2000 as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, was not permitted to pay cash dividends during 2001. The $5.9 million in payments required by Family Life under the surplus debenture (which was paid off in June 2001) contributed to Family Life's absence of earned surplus in 2000. As of December 31, 2001, Investors Life had earned surplus of $48.4 million and a net gain from operations of $8.3 million, and Family Life had earned surplus of $0.3 million and a net gain from operations of $4.4 million. Family Life's earned surplus in 2001 was negatively affected by a $4.7 million increase in its reserves for flexible premium universal life insurance. This increase was the result of an implementation of Washington's interpretation with respect to reserve methodology for flexible premium universal life insurance policies, which interpretation differs from that of the NAIC.

Prior to the merger of Investors Life and Investors-IN in February 2002, Investors-IN was domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Investors-IN had earned surplus of $26.5 million at December 31, 2001 and earned surplus of $21.3 million at December 31, 2000. Investors-IN did not make any dividend payments during 2001.

Sources of cash for FIC's insurance subsidiaries consist of premium payments from policyholders and annuity holders, charges on policies and contracts, investment income, and proceeds from the sale of investment assets. These funds are applied primarily to provide for the payment of claims under insurance and annuity policies, payment of policy withdrawals, surrenders and loans, operating expenses, taxes, investments in portfolio securities, and shareholder dividends.

FIC's cash and cash equivalents at December 31, 2001 was $7.1 million as compared to $2.7 million at December 31, 2000 and $0.7 million at December 31, 1999. The $4.4 million increase in cash and cash equivalents at December 31, 2001 from 2000 was due primarily to a the Merger and the cash acquired in the purchase. The increase in cash and cash equivalents from 1999 to 2000 was primarily attributable to an increase in cash flow from investing activities due to a decrease in short-term invested assets.

FIC's net cash flow used in operating activities was ($6.5) million for the year 2001, as compared to ($2.2) million for the year 2000 and ($0.5) million for the year 1999. The decrease in cash used in operating activities of ($4.3) million from 2000 to 2001 was attributable to a higher than expected level of surrenders of insurance and annuity policies which contributed to a larger decrease in policy liabilities. The decrease in cash used in operating activities from 1999 to 2000 can be attributed to an increase in deferred federal income taxes of $2.0 million.

Net cash flow provided by investing activities was $12.0 million in 2001, as compared to $9.1 million in 2000 and $1.7 million in 1999. The increase in cash provided by investing activities from 2000 to 2001 was due to the purchase of ILCO, which provided $9.1 million, and a $14.8 million increase in proceeds from short-term investments. These amounts were offset by a ($18.1) million capitalization of real estate. The increase in cash provided by investing from 1999 to 2000 was primarily attributable to proceeds from a net decrease in short term investments.

Net cash flow used in financing activities was ($1.1) million in 2001, as compared to ($4.8) million in 2000 and ($3.1) million in 1999. Payment of cash dividends to stockholders attributed to $6.0 million of cash used in financing for 2001, as compared to only $0.9 million in 2000 and $0 in 1999; however, repayment of subordinated notes payable decreased from ($6.1) million in 2000 to ($1.5) million in 2001 due to the Merger. Contractholder deposits provided $35.9 million to cash from financing activities in 2001 and contractholder withdrawals used ($27.7) million which was an increase from 2000 and 1999 due to the inclusion of ILCO's cash flows for the period following the Merger.

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of December 31, 2001 were $556.1 million. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At December 31, 2001, the bulk of the liabilities for contractholder deposit funds on FIC's balance sheet, $416.1 million, were related to insurance products, as compared to only $140.0 million of annuity product liabilities.

The cash requirements of FIC, and its holding company subsidiary, Family Life Corporation, consist primarily of its service of the indebtedness created in connection with FIC's ownership of Family Life. As of December 31, 2001, the investment portfolio of Investors Life included $29.2 million of notes receivable from affiliates, represented by (i) a loan of $30 million by Investors Life to Family Life Corporation made in July 1993, in connection with the prepayment of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC, and (ii) a loan of $4.5 million by Investors Life to Family Life Insurance Investment Company made in July 1993, in connection with the same transaction described above. Prior to September 12, 2001, the investment portfolio of Investors Life also included a $22.5 million loan from Investors Life to Family Life Corporation and a $2.5 million loan from Investors-CA (which was subsequently merged into Investors Life) to FIC and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note, which loans were fully paid on September 12, 2001.

The provisions of the notes owned by Investors Life include the following provisions: (a) the $30 million note provides for quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, and (b) the $4.5 million note provides for quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%.

As of December 31, 2001, the outstanding balance of such indebtedness was $29.2 million on the 1993 Subordinated Loan granted by Investors Life. Due to the Merger, this indebtedness is not included as a liability on the consolidated financial statements of FIC. FIC's other liquidity requirements relate principally to the need for cash flow to meet operating expenses, as well as the liabilities associated with its insurance subsidiaries' various life insurance and annuity products.

Given the historical cash flow of our subsidiaries and the current financial results, management believes that the cash, cash equivalents and short term investments of FIC and its subsidiaries are sufficient to meet the needs of its business and to satisfy debt service. There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                   Investments

Overall Composition of Investments.

Invested assets, excluding separate accounts, totaled $756.3 million and $99.1 million as of December 31, 2001 and December 31, 2000, respectively. The increase is primarily attributable to the inclusion of ILCO's invested assets on FIC's Consolidated Balance Sheets after the May 18th Merger. 66% of FIC's invested assets are in fixed maturity securities, available for sale. All of FIC's invested assets are invested in the United States. The most significant differences between the portfolio composition as of December 31, 2001 as compared to December 31, 2000 are investments in real estate, mortgage loans, and fixed maturities held to maturity, as well as an increase in investments in policy loans. Prior to the May 18, 2001 Merger, FIC did not have any invested real estate, mortgage loans, or fixed maturities held to maturity.

The assets held by Family Life and Investors Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade". We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for only $45,479 of invested assets at December 31, 2001 as compared to $0. The private placements are holdings of Investors Life and thus were not on the consolidated balance sheet of FIC for the year 2000.

Fixed Maturity Securities.

Our fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities and United States Government bonds. As of December 31, 2001, the market value of the fixed maturities available for sale segment was $501.4 million as compared to an amortized cost of $496.7 million or an unrealized gain of $4.7 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. A portion ($0.8 million) of the unrealized gain has been recorded as a decrease in deferred policy acquisition costs and present value of future profits of acquired businesses on the consolidated balance sheet. The net of tax effect of the remainder of this increase ($2.5 million) has been recorded as accumulated other comprehensive income as an increase in shareholders' equity.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $170.7 million, and mortgage-backed pass-through securities of $31.2 million, at December 31, 2001. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 46.8% of the book value of FIC's mortgage-backed securities at December 31, 2001, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At December 31, 2001, PAC and TAC instruments and scheduled bonds represented approximately 53.2% of the book value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 31.3% of the book value of FIC's mortgage-backed securities at December 31, 2001. In addition, FIC's insurance subsidiaries limit the risk of prepayment of CMOs by not paying a premium for any CMOs. FIC's insurance subsidiaries do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. FIC's insurance subsidiaries did not have any z-accrual bonds as of December 31, 2001. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. For the year 2002, the investment objectives of FIC's insurance subsidiaries include the making of selected investments in CMOs.

The securities valuation office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. As of December 31, 2001, the majority of our bonds, 99.8%, are investment grade (Category 1 and 2). The Company's fixed maturities portfolio (including short-term investments), included only a non-material amount (0.2% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated by the SVO as "3" (medium quality) or below. This number is attributable to mortgage bonds which Investors Life owns in a California utility, which has been downgraded to a "6" (lowest quality) rating by the NAIC. As of December 31, 2001, Investors Life owned bonds in Southern California Edison which were purchased for $0.98 million and had a market value as of December 31, 2001 of $0.94 million. Prior to December 31, 2001, Investors Life also owned mortgage bonds in Pacific Gas & Electric which were sold during 2001 at a loss of $170,263 and Southern California Edison which were sold during 2001 at a loss of $187,305, and Investors-IN also owned bonds in Southern California Edison which were sold at a loss of $26,906 during 2001.

FIC's short-term investments consist primarily of U.S. Government bonds. The level of short-term investments at December 31, 2001 was $138.3 million, as compared  to $15.6  million as of  December  31,  2000.  This  increase  is also primarily attributable to the inclusion of the assets of ILCO in the consolidated financial statements of FIC.

Real Estate.

Invested real estate at December 31, 2001 was $61.0 million. At December 31, 2000, FIC did not have any assets invested in real estate. The change is attributable to the consolidation of ILCO's financial results with FIC following the May 18th Merger. The real estate investment is primarily related to the development of the River Place Pointe project ("River Place Pointe") by Investors Life, a subsidiary of ILCO. In October 1998, Investors Life purchased River Place Pointe, two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors Life obtained a Site Development Permit for the tracts from the City of Austin allowing for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the Project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. Construction on the second section continued during the third and fourth quarter of 2001, including work on buildings six and seven. Completion of the entire project is expected by the end of 2002.

As of December 31, 2001, Investors Life had expended $84.5 million in the construction of River Place Pointe. Investors Life expects to pay $13.1 million during 2002 to finish construction on the project. FIC and its insurance subsidiaries occupy almost the entire Building One of River Place Pointe, consisting of approximately 74,021 square feet of space. As of December 31, 2001, 289,873 rentable square feet of office space was leased and 98,623 rentable square feet was available for lease. Upon the completion of the second section of the project, which includes three more office buildings, there will be 294,398 additional rentable square feet available for lease. At December 31, 2001, the office vacancy rate in Austin, Texas, was 19.9% according to a study released by the Federal Deposit Insurance Corporation. The study also found that Austin had the highest percent of new office real estate space under construction in relation to existing space at December 31, 2001.
Mortgage Loans.

As of December 31, 2001, only $4.7 million was invested in mortgage loans as compared to $0 at December 31, 2000. The increase is due to the inclusion of Investors Life's assets on FIC's consolidated balance sheet for the year 2001. At December 31, 2000, ILCO's Balance Sheets included a $4.9 million investment in mortgage loans. The Company does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At December 31, 2001, none of the mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure.

Policy Loans.

Policy loans totaled $49.8 million at December 31, 2001, as compared to $3.7 million at December 31, 2000. The increase was attributable to the inclusion of ILCO's assets on the Consolidated Balance Sheets following the Merger. ILCO's Balance Sheets at December 31, 2000 included $48.4 million in policy loans.

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of FIC's life insurance subsidiaries enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

                          Critical Accounting Policies

The financial statements contain a summary of FIC's critical accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of FIC's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include valuation of : investments, deferred acquisition costs and present value of future profits, and future policy benefits. For the year 2001, the Company's critical accounting policies also included the purchase accounting for ILCO.

Investments.

The Company's investments primarily consist of fixed maturity securities, which include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed securities are based on quoted market prices or dealer quotes. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. When an impairment of the value of an investment is considered other than temporary, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established.

Deferred Acquisition Costs and Present Value of Future Profits.

Costs of acquiring individual life insurance and annuities, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance, are amortized in relation to anticipated premiums. Universal life costs are amortized in relation to estimated gross profits, and annuity contracts employ a level yield method. For life insurance, a 15 to 20-year amortization period is used, and a 7 to 20-year period is employed for annuities.

Future Policy Benefits.

Future policy benefits comprise 15% of FIC's total liabilities at December 31, 2001. These liabilities are estimated using actuarial methods based on assumptions about premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration.
Purchase Accounting for ILCO.

The acquisition of ILCO was accounted for as a purchase; accordingly, the results of ILCO's operations since the May 18, 2001 Merger are included in FIC's consolidated results of operations at December 31, 2001. The fair values of the assets acquired and liabilities assumed at the date of acquisition were estimated based on an analysis, as of May 18, 2001, of the acquired book of business. The allocation of the purchase price to the net assets acquired resulted in excess of net assets acquired over cost, or negative goodwill.

Upon adoption of Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," during the first quarter of 2002, the amount of any unamortized deferred credit related to the negative goodwill arising from the Merger shall be recognized and reported as the effect of a change in accounting principle. The effect of the accounting change and related income tax effects shall be presented in the income statement between the captions "extraordinary items" and "net income".

For the period from January 1, 2001 to May 17, 2001, and for the years 2000 and 1999, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.

For a further discussion of accounting standards, see Note 1 to our audited consolidated financial statements, beginning on page F-13.


                          Events of September 11, 2001

Family Life incurred and paid $155,000 of death benefits as a result of the September 11, 2001 events. The Company is not aware of any unreported losses or claims resulting of such events.

                                Subsequent Events

Merger of Investors Life and Investors-IN.

On February 19, 2002, Investors-IN was merged with and into Investors Life, whereby Investors Life was the surviving corporation. The merger was approved by the Washington Department of Insurance in January 2002 and by the Indiana Department of Insurance in February 2002. Investors Life will assume all of the assets and liabilities of Investors-IN
..
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

     Interest Rate Risk The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $24.6 million at December 31, 2001 and $3.1 million at December 31, 2000. For purposes of the foregoing estimate, fixed maturities, including fixed maturities available for sale, and short-term investments were taken into account. The market value of such assets was $640.7 million at December 31, 2001 and $95.4 million at December 31, 2000.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $209.9 million at December 31, 2001 and $31.6 million at December 31, 2000. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $6.7 million at December 31, 2001 and $1.4 million at December 31, 2000.

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

The following Financial Statements of the Registrant have been filed as part of this report:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 29, 2002.

2.   Consolidated Balance Sheets, as of December 31, 2001 and December 31, 2000.

3. Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Directors of the Registrant

The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors, other than Hans Annarino and David Caldwell, were elected at the 2001 annual shareholders meeting held in August 2001. Hans Annarino was appointed as a director in December 2001 and David Caldwell was appointed as a director in January 2002, to fill vacancies created by resignations of two directors. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.


   Name         Age     Since           Director and Other Information

Hans Annarino   59      2001            Director and Vice President of FIC since December 2001;
                                        Regional Vice President of Family Life Insurance
                                        Company from 1991 through December 2001.

John D.         59      1991            Director of FIC since 1991.  Vice President, Investment
Barnett                                 Professionals, Inc. from 1996 to present. Vice President,
                                        Investments of Prudential Securities from 1983 to 1996.

David G.        50      2002            Director of FIC since January 2002.  Private legal practice
Caldwell                                since 1997.

S. Tim Casey    59      2001            Director of FIC since June 2001; Director and Senior
                                        Vice President of FIC Realty Services, Inc., and FIC
                                        Property Management for the past five years.

Jeffrey H.      49      1995            Director of FIC since May 1995.  Vice President of FIC
Demgen                                  since August 1996.  Vice President and Director of ILCO
                                        since August 1996.  Director of Family Life since October
                                        1992.  Executive Vice President of Family Life since
                                        August 1996.  Senior Vice President of Family Life from
                                        October 1992 to August 1996.  Executive Vice President
                                        and Director of Investors Life since August 1996.  Senior
                                        Vice President and Director of Investors Life from
                                        October 1992 to June 1995.  Executive Vice President
                                        and Director of Investors-IN since August 1996.  Senior
                                        Vice President of Investors-IN from October 1992 to
                                        June 1995.

Name            Age     Since           Director and Other Information

Theodore A.     62      1996            Vice President and Director of FIC since August 1996.
Fleron                                  Vice President and Director of ILCO since May 1991.
                                        Senior Vice President, General Counsel, Assistant
                                        Secretary and Director of Investors Life and Investors-IN
                                        since July 1992 and Secretary since September 2001.
                                        Senior Vice President, General Counsel, Director and
                                        Assistant Secretary of Family Life since August 1996 and
                                        Secretary since September 2001.

W. Lewis        70      2001            Director of FIC since June 2001 and from 1979 to July
Gilcrease                               1991.  Director of ILCO from 1988 to May 2001.
                                        Dentist practicing in San Marcos, Texas.

M. Scott Mitte  45      2000            Director of FIC since October 2000.  Executive Director
                                        and Vice-President of the Roy F. and Joann Cole Mitte
                                        Foundation since 1999.

Roy F. Mitte    70      1976            Chairman of the Board, President and Chief Executive
                                        Office of FIC since 1976.  Chairman of the Board,
                                        President and Chief Executive Officer of ILCO and
                                        Investors-IN since 1985.  Chairman of the Board,
                                        President and Chief Executive Officer of Investors Life
                                        since December 1988.  Chairman of ILG Securities
                                        Corporation since December 1988.  Chairman of the
                                        Board, President and Chief Executive Officer of Family
                                        Life since June 1991.

Elizabeth T.    52      2001            Director of FIC since June 2001.  Director of ILCO from
Nash                                    1998 to May 2001.   Member of the Board of Regents,
                                        Texas State University System from 1993 through 1999,
                                        Chairman from 1997 to 1998, Vice-Chairman from 1996
                                        to 1997.  Board member of the Development Foundation
                                        of Southwest Texas State University since 1987, Chairman
                                        from 1992 to 1997, Vice-Chairman from 1989 to 1992.

Frank Parker    72      1994            Director of FIC since May 1994. Private investor.  Prior
                                        to June 1997, President of Gateway Tugs, Inc. and Par-
                                        Tex Marine, Inc., both of which are located in Brownsville,
                                        Texas and were engaged in operating and chartering
                                        harbor and intracoastal tug boats.

Thomas C.       60      1996            Director of FIC since August 1996.  Vice President and
Richmond                                Secretary of FIC since September 2001.  Director of
                                        ILCO from March 1994 to August 1996 and from
                                        December 2001 to present.  Executive Vice President of
                                        Investors Life, Family Life and Investors-IN since
                                        September 2001.  Senior Vice President from January
                                        1993 to September 2001 of Investors Life and Investors-IN

(b) Executive Officers of the Registrant

The following table sets forth the names and ages of the current Executive Officers of Registrant, together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified. All executive officers listed below served in such position during the entire year 2001 except Thomas C. Richmond was elected Vice President of the Company in September 2001 and Hans Annarino was elected Vice President of the Company in December 2001.

    Name                Age             Positions and Offices

Roy F. Mitte             70             Chairman of the Board,
                                        President and Chief
                                        Executive Officer

Jeffrey H. Demgen        49             Vice President

Thomas C. Richmond       60             Vice President

Hans Annarino            59             Vice President

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5s were required, the Company believes that during the period from January 1, 2001 through December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 11.  Executive Compensation

Composition of Board

The business of FIC is managed under the direction of its board of directors. The board of directors currently consists of twelve directors, five of whom are independent directors.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the Registrant's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of 2001 and received cash compensation exceeding $100,000 during 2001:


                                                        Annual Compensation                  Long Term Compensation
        Name and                                                      Other Annual       Stock Options      All Other
   Principal Position       Year       Salary(1)        Bonus         Compensation       (Shares)(4)        Long Term
                                                                      (2) (3)                               Compensation(5)
Roy F. Mitte,               2001       $514,904       $2,500,000         $18,500           -0-                 -0-
Chairman,                   2000        503,500        2,500,000             -0-           -0-                 -0-
President and               1999        503,500        2,500,000             -0-        10,000                 -0-
Chief Executive
Officer

James M. Grace,             2001        195,000          327,846           3,000           -0-
Vice President              2000        195,000           25,000             -0-           -0-               6,337
and Treasurer(7)            1999        195,000           20,000         191,215        10,000               1,600

Steven P.                   2001        145,192            3,519           2,500           -0-
Schmitt, Vice               2000(6)     108,846           16,000             -0-           -0-               2,004
President and               1999                                                        10,000
Secretary(7)

Jeffrey H.                  2001        163,862              -0-          18,000           -0-
Demgen, Vice                2000        160,000           20,000             -0-           -0-               2,021
President                   1999        150,000           20,000             -0-        10,000               1,600

Thomas C.                   2001(6)     138,846              -0-          20,690           -0-
Richmond, Vice              2000                                                           -0-
President                   1999                                                        10,000


(1) On May 18, 2001, pursuant to that certain Agreement and Plan of Merger, as amended (the "Merger Agreement"), dated as of January 17, 2001, among FIC, ILCO, and ILCO Acquisition Company, a Texas corporation and wholly-owned subsidiary of FIC ("Merger Sub"), Merger Sub was merged with and into ILCO (the "Merger"). ILCO was the surviving corporation of the Merger and became a wholly-owned subsidiary of FIC. In accordance with the Merger Agreement, FIC issued 1.1 shares of common stock, par value $0.20 per share ("FIC Common Stock"), for each share of common stock, par value $0.22 per share, of ILCO outstanding at the time of the Merger ("ILCO Common Stock"). In addition, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger. Prior to the Merger, the salaries and bonuses set forth in the table were paid by ILCO, except that FIC and/or Family Life authorized payment of a portion of Mr. Mitte's salary in each year.

The executive officers of FIC have also been executive officers of Family Life, Investors Life and Investors-IN, the insurance subsidiaries of FIC. Prior to May 18, 2001, FIC and/or Family Life reimbursed ILCO (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of the executive officers' cash compensation and bonus for 1999 and 2000 (i) Mr.
Mitte:  $1,111,821 and  $1,111,821,  respectively;  (ii) Mr. Grace:  $62,694 and
$64,152, respectively;  (iii) Mr. Schmitt: $39,888 (for the year 2000 only); and
(iv) Mr. Demgen: $76,500 and $81,000 respectively. In the year 2001, executive officer payments have been apportioned based on a cost allocation agreement among the life insurance subsidiaries and FIC.

(2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

(3) Includes the value realized by each executive officer in connection with the exercise of stock options granted under the 1999 ILCO Non-Qualified Stock Option Plan (the "Stock Option Plan"). See "Aggregated Option Exercises and Value Unexercised in 2001" below. In 2001, Mr. Mitte, Mr. Grace Mr. Schmitt and Mr. Demgen exercised options to purchase 2,000 shares of ILCO common stock under the Stock Option Plan. Mr. Richmond exercised options to purchase 2,000 shares of ILCO common stock and 2,200 shares of FIC stock under the Stock Option Plan. Also includes the value realized by Mr. Grace in connection with the exercise of stock options in 1999. Mr. Grace exercised options to purchase 24,000 shares of ILCO's common stock under the former ILCO Non-Qualified Option Plan.

(4) The data in this column represents the number of ILCO share options granted to each of the above- named executive officer in 1999. The shares were granted pursuant to the Stock Option Plan. Subsequent to May 18, 2001, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger.

(5)  All Other Compensation includes:

     (i) The executive officers of the Company participate in the InterContinental Life Corporation Employees Savings and Investment Plan ("401K Plan"). For the years 1999 and 2000, ILCO contributed the following amounts and for the year 2001 FIC contributed the following amount to the named participant's 401K Plan account: (a) Mr. Grace:
          $1,600,  $2,021 and $3,400  respectively,  (b) Mr. Demgen:  $1,600,  $
          2,021 and $3,303 respectively, (c) Mr. Schmitt: $2,004 in the year 2000 and $2,903 in the year 2001; and (d) Mr. Richmond: $2,776 for the year 2001 only.

     (ii) amounts paid by ILCO to Mr. Grace to supplement his benefits under ILCO's Pension Plan. The Pension Plan supplement relates to each of the past service years for Mr. Grace which were affected by the limitation on compensation which the Pension Plan may take into account for benefit accrual purposes. Under federal pension rules, an employee's benefit under a qualified pension plan, such as the ILCO Pension Plan, is limited to certain maximum amounts.

(6) Steven P. Schmitt was appointed as an executive officer in the year 2000, thus only his compensation for the years 2000 and 2001 are disclosed. Thomas C. Richmond was appointed as an executive officer in the year 2001, thus only his compensation for the year 2001 is included.

(7) James M. Grace and Steven P. Schmitt were both officers and directors of FIC during 2001; however, both retired from active service at December 31, 2001.

Option Grants in 1999

In 1999, the persons named in the Summary Compensation Table, above, in addition to 41 other employees of ILCO, its subsidiaries and affiliates, were each granted options to purchase 10,000 shares of ILCO common stock, pursuant to the InterContinental Life Corporation 1999 Stock Option Plan ("Stock Option Plan"). On May 18, 2001, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger. Prior to the Merger, 78,000 shares of ILCO Common Stock had been issued pursuant to the Stock Option Plan. On May 18, 2001, the outstanding options were converted to options to purchase 389,400 shares of FIC Common Stock. As of March 6, 2002, options to purchase 64,750 shares of FIC
Common Stock had been exercised, options to purchase 312,000 shares of FIC Common Stock remain to be exercised pursuant to the terms of the Stock Option Plan, and options to exercise 34,650 shares of FIC Common Stock had terminated since the date of the Merger. Additionally, subsequent to the Merger, 22,000 options to purchase shares of FIC Common Stock were granted pursuant to the Stock Option Plan.

Aggregated Option Exercises and Value Unexercised in 2001

The following table sets forth information concerning each exercise of stock options during 2001 by each of the individuals who were executive officers of the Company as of December 31, 2001, as well as the value, as of December 31, 2001, of unexercised options of such executive officers. The value of unexercised in-the-money stock options at December 31, 2001 shown below are presented in accordance with SEC rules. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the common stock of the Company relative to the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money stock options reflected in the following table will be realized.

                       Aggregated Option Exercises in 2001
                             and 2001 Option Values
                                                                                    Number of                   Value of
                                                                                   Unexercised                 Unexercised
                                                                                 Options Held at              In-the-Money
                                                                                December 31, 2001              Options at
                                Shares Acquired                                   Exercisable/              December 31, 2001
           Name                 on Exercise (#)(1)      Value Realized ($)        Unexercisable         Exercisable / Unexercisable
                                                                                                                     (2)

Roy F. Mitte                          2,000                  $18,500               2200 / 6600          $ 11,810     $ 35,430

James M. Grace                        2,000                    3,000               2200 / 0             $ 11,810     $ 0

Steven P. Schmitt                     2,000                    2,500               2200 / 0             $ 11,810     $ 0

Jeffrey H. Demgen                     2,000                   18,000               2200 / 6600          $ 11,810     $ 35,430

Thomas C. Richmond                    2,000
                                      2,200                   20,690                  0 / 6600          $      0     $ 35,430


(1) Each exercise of 2,000 shares listed in the above table were exercises of ILCO Common Stock granted under the Stock Option Plan prior to May 18, 2001. Mr. Richmond also exercised 2,200 shares of FIC Common Stock subsequent to May 18, 2001.

(2) Based on the closing price of the Company's  common stock on NASDAQ (Symbol:
FNIN) on December 31, 2001 ($13.55).

Defined Benefit Plan

The following Pension Plan table sets forth estimated annual pension benefits payable upon retirement at age of 65 under the Company's noncontributory defined benefit plan ("Pension Plan") to an employee in the final pay and years of service classifications indicated, assuming a straight life annuity form of benefit. The amounts shown in the table do not reflect the reduction related to Social Security benefits referred to below.

                                Years of Service


                                                                  30 or
Remuneration      15                20              25             more

$ 125,000       $29,437          $39,250         $49,062         $58,875
  150,000        35,325           47,100          58,875          70,650
  160,000        37,680           50,240          62,800          75,360
  175,000        41,212           54,950          68,687          82,425
  200,000        47,100           62,800          78,500          94,200


The normal retirement benefit provided under the Pension Plan is equal to 1.57% of final average eligible earnings less 0.65% of the participant's Social
Security covered compensation multiplied by the number of years of credited service (up to 30 years). The compensation used in determining benefits under the Pension Plan is the highest average earnings received in any five consecutive full-calendar years during the last ten full-calendar years before the participant's retirement date. The maximum amount of annual salary and bonus that can be used in determining benefits under the Pension Plan is $200,000 for any year prior to 1994 and is $150,000 for 1994, 1995 and 1996 and is $160,000
for 1997 and each subsequent year.

The annual eligible earnings, for 2001 only, covered by the Pension Plan (salary up to $160,000) with respect to the individuals reported in the Summary Compensation Table were as follows, with their respective years of credited service under the Pension Plan at December 31, 2001 being shown in parentheses:
Mr. Mitte, $160,000 (14 years); Mr. Grace, $160,000 (14 years); Mr. Demgen, $160,000 (9 years); Mr. Schmitt, $145,192 (30 years); and Mr. Richmond, $138,846
(13 years).

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

Employment Agreements and Change In Control Arrangements

     Roy F. Mitte. Mr. Mitte and FIC are parties to an employment agreement, providing for the employment of Mr. Mitte as Chairman, President and Chief Executive Officer of the Company. The agreement, which was initially effective February 25, 1982, provides for five-year terms and for automatic renewals for successive five-year periods, unless otherwise terminated in accordance with the terms of the agreement. The original agreement provided that the level of compensation was to be fixed each year by agreement, but not less than $120,000 per year, and further provided that Mr. Mitte is entitled to reimbursement for reasonable business expenses, and to participate in all fringe benefit plans and arrangements available generally to employees of the Company. In 2001, the employment agreement was amended as follows: (i) the minimum level of compensation was increased to $503,500; (ii) Mr. Mitte is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee of the Board of Directors; (iii) upon the occurrence of a change in control (as defined in the amendment), the amount of the bonus is to be fixed at the rate of $2.5 million per year; (iv) in the event of the death of Mr. Mitte, payments would continue to his estate for the remainder of the term of his employment then in effect, and that the amount of such payments shall be based on both that monthly base salary then in effect and the bonus amount paid to him by FIC and ILCO for the year 2001; and (v) if the employment of Mr. Mitte is terminated during the term of the agreement, he is entitled to receive the payments otherwise due for the remainder of the then current term.

     James  Grace.  On January  8,  2001,  Mr.  Grace and ILCO  entered  into an employment agreement which superceded a prior employment agreement. The obligations under the agreement were assumed by FIC subsequent to the Merger. The agreement provided for the employment of Mr. Grace through August 12, 2005 at a salary of $195,000 per year. Mr. Grace's obligations were to perform the duties he performed at the time of the effective date of the agreement, or other similar duties as may be assigned from time to time. The agreement allowed for termination by the Company only in limited circumstances. It further provided that in the event of a change of control of the Company, the remaining amounts payable under this agreement shall become immediately due and payable in one lump sum and the agreement shall terminate.

     In January 2002, the Company and Mr. Grace entered into a modification of the agreement, whereby the Company paid to Mr. Grace the present value of the remaining installments under the agreement. The amount of the payment, prior to withholdings, was $636,311.43. The Company also agreed to pay the full cost of medical insurance coverage for Mr. Grace for the period from January 2002 to August 2005. In connection with the modification of the agreement, Mr. Grace submitted his resignation as an officer and director of the Company and its subsidiaries. In addition, the Company purchased from Mr. Grace 27,424 shares of FIC common stock at a price of $16.80 per share, which purchase was made in accordance with the provisions of an agreement approved by FIC's board of directors in May 2001.

Compensation Committee Interlocks and Insider Participation

The compensation committee of FIC is chosen by the Board of Directors. The Compensation Committee makes recommendations to the Board of Directors with respect to the Chief Executive Officer's compensation. The members of the Compensation Committee are John D. Barnett and Frank Parker, both outside directors. The Compensation Committee met once in 2001.

Roy F. Mitte determines the compensation of all executive officers of the Company, other than the Chief Executive Officer. Mr. Mitte is the Chairman of the Board, President and Chief Executive Officer of FIC. He also determines the compensation of all executive officers of FIC, other than the Chief Executive Officer.

Board Compensation Committee Report on Executive Compensation

The information under the caption "Board Compensation Committee Report on Executive Compensation" is incorporated by reference from FIC's 2001 annual proxy statement, to be filed by April 30, 2002.

Performance Graph

The information under the caption "Performance Graph" is incorporated by reference from FIC's 2001 annual proxy statement, to be filed by April 30, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of March 6, 2002 as to all persons who, to the knowledge of the Registrant, were the beneficial owners of five percent (5%) or more of the common stock of the Registrant.


                                        Amount and Nature
Name and Address of                      of Beneficial          Percent
Beneficial Owner                           Ownership            of Class

Roy F. and Joann Cole Mitte
  Foundation
6500 River Place Blvd.
Austin, Texas  78730                    1,552,206(1)             16.31%

Roy F. Mitte
6500 River Place Blvd.
Austin, Texas  78730                    1,589,807(1,2)           16.70%

Family Life Insurance Company
6500 River Place Blvd.
Austin, Texas 78730                       648,640                 6.38%(3)

Investors Life Insurance
  Company of North America
6500 River Place Blvd.
Austin, Texas  78730                    1,427,073(4)             13.04%(5)

Fidelity Management &
Research Company
82 Devonshire Street
Boston, MA 02109                        1,307,020(6)             13.428%

Wellington Management
Company, LLP
75 State Street
Boston, MA 02109                          560,200(7)              5.88%


(1) The Roy F. and Joann Cole Mitte Foundation is a non-profit corporation/membership organization and its two members are Roy F. Mitte and Joann Cole Mitte. The Internal Revenue Service has determined that the Foundation is exempt from federal income tax under section 501(a) of the Internal Revenue Code (the "Code") as an organization described in section 501(c)(3) of the Code. Roy F. Mitte is also Chairman, President and Chief Executive Officer of both FIC and ILCO. For purposes of this table, Mr. Mitte is deemed to have beneficial ownership of the shares owned by the Foundation.

(2) Includes 35,401 shares allocated to Mr. Mitte's account under the 401K Plan and 2,200 shares which may be acquired pursuant to options which are exercisable within 60 days.

(3) Assumes that outstanding stock options or warrants held by non-affiliated persons have not been exercised and that outstanding stock options held by Family Life have been exercised.

(4) Of such shares, 262,980 shares are owned by Investors Life, 663,682 shares were owned by Investors-IN, prior to the merger of Investors-IN into Investors Life and 500,411 shares are issuable upon exercise of an option held by Investors Life. Investors Life is a direct subsidiary of ILCO. Investors-IN is a direct subsidiary of Investors Life. All shares are held as treasury shares.

(5) Assumes that outstanding stock options or warrants held by non-affiliated persons have not been exercised and that outstanding stock options held by Investors Life have been exercised.

(6) As reported to the Company on a Schedule 13(G) filed on June 11, 2001, by FMR Corporation, the parent company of Fidelity Management & Research Company ("Fidelity") and Fidelity Management Trust Company. The Company also notes that Fidelity filed a Schedule 13G/A on February 13, 2001, reporting that its beneficial ownership had increased to 340,000 shares. According to the Schedule 13(G) filings, as amended, Fidelity acts as investment advisor to the Fidelity Low-Priced Stock Fund, a registered investment company, and the Fund is the beneficial owner of 340,000 shares of FIC common stock.

(7) As reported on a Schedule 13(G) filed by Wellington Management Company, LLP ("WMC") on February 14, 2001. According to the Schedule 13(G) filing, WMC acts as investment advisor to certain clients of WMC and such clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. The filing further states that no such client is known to have such right or power with respect to more than five percent of the common stock of the Company.


The following table contains information as of March 6, 2002 as to the common stock of FIC beneficially owned by each director and executive officer and by all executive officers and directors of FIC as a group. The information contained in the table has been obtained by FIC from each director and executive officer, except for the information known to FIC. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.

                              Amount and Nature of            Percent of
Name                          Beneficial Ownership               Class

Hans Annarino                       8,140 (2,4)                    *

John Barnett                        2,000                          *

David G. Caldwell                       7                          *

S. Tim Casey                       13,078 (2,3)                    *

Jeffrey H. Demgen                   9,759 (2)                      *

Theodore A. Fleron                 23,557 (2,3)                    *

W. Lewis Gilcrease                     -0-

Roy F. Mitte                    1,589,807 (1,2,3)                16.70 %

Michael Scott Mitte                    45                          *

Elizabeth T. Nash                     220                          *

Frank Parker                       12,000                          *

Thomas C. Richmond                 16,436 (2)                      *

All Executive Officers,
and Directors as
a group (12 persons)            1,675,049                        17.58 %

 *    Less than 1%.

(1) The shares are owned by the Roy F. and Joann Cole Mitte Foundation, a non-profit corporation/membership organization with two members, Roy F. Mitte and Joann Cole Mitte. The Internal Revenue Service has determined that the Foundation is exempt from federal income tax under section 501(a) of the Internal Revenue Code (the "Code") as an organization described in section 501(c)(3) of the Code. Roy F. Mitte is also Chairman, President and Chief Executive Officer of FIC. For purposes of this table, Mr. Mitte is assumed to have beneficial ownership of the shares owned by the Foundation.

(2)  Includes  shares  beneficially   acquired  through   participation  in  the
     Company's 401K Plan and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.

(3) Include shares issuable upon exercise of options granted under the Stock Option Plan to executive officers and directors who are also employees of the Company or its subsidiaries, to the extent that such options are exercisable within 60 days of March 6, 2002.

(4)   Includes 2,157 shares owned by Mr. Annarino's spouse.

Item 13.  Certain Relationships and Related Transactions

For the period January 1, 2001 to December 31, 2001, the Registrant reports the following information in accordance with the provisions of section 229.404 of the Regulations of the U.S. Securities and exchange Commission. Management believes that the transactions described herein were in the ordinary course of business and on terms as favorable to the Registrant and its subsidiaries as if the transactions had involved unaffiliated persons or organizations.

(a) As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a Senior Loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors Life to FLC and a $2.5 million loan provided directly to FIC by Investors-CA (which was subsequently merged into Investors Life) (referred to as the "Investors Life Loans"). In addition to the interest provided under the Investors Life Loans, Investors Life and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9% of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006. These notes were paid off to Investors Life in June 2001.

     On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The primary source of the funds used to prepay the subordinated debt was new subordinated loans totaling $34.5 million that FLC and another subsidiary of FIC obtained from Investors Life (the "1993 Subordinated Loans"). The principal amount of the 1993 Subordinated Loans was to be paid in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the 1993 Subordinated Loans are substantially the same as those of the $22.5 million subordinated loans that Investors Life had previously made to FLC.

     In June 1996, the provisions of the Investors Life Loans and the 1993 Subordinated Loans were modified. The 1993 Subordinated Loans were modified as follows: (a) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, and (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%.

(b) The data processing needs of FIC's insurance subsidiaries are provided by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Under the provisions of the data processing agreement FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $1,591,341, Investors Life paid $1,687,304, and Investors-IN paid $606,466 to FIC Computer for data processing services provided during 2001.

(c) In 1995, Family Life entered into a reinsurance agreement with Investors Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

(d) In 1996, Family Life entered into a reinsurance agreement with Investors Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

(e) On January 8, 2001, the Company donated $375,000 to the Roy F. and Joann Cole Mitte Foundation (the "Foundation"). The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and owns 16.31% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries, and his wife, Joann Cole Mitte.

(f)   On January 2, 2002, FIC made a donation of $1,000,000 to the Foundation.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents have been filed as part of this report:

     1.  Financial Statements (See Item 8)

      The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

      Report of Independent Accountants

      Consolidated Balance Sheets, December 31, 2001 and 2000

      Consolidated Statements of Income, for years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Changes in
      Shareholders' Equity, for the years ended
      December 31, 2001, 2000 and 1999

      Consolidated Statement of Cash Flows, for the years ended December 31, 2001, 2000 and 1999

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

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Financial Industries Corporation
                                  (Registrant)

By:/s/ Roy F. Mitte                               By:/s/ Jeffrey H. Demgen
Roy F. Mitte, Chairman of                         Jeffrey H. Demgen, Treasurer,
   the Board, President and                       Principal Accounting and
   Chief Executive Officer                        and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

/s/ Roy F. Mitte                                   /s/ Hans Annarino
Roy F. Mitte, Director                             Hans Annarino, Director

/s/ Jeffrey H. Demgen                              /s/ David G. Caldwell
Jeffrey H. Demgen, Director                        David G. Caldwell, Director

/s/ S. Tim Casey                                   /s/ Thomas C. Richmond
S. Tim Casey, Director                             Thomas C. Richmond, Director

/s/ Theodore A. Fleron                             /s/ M. Scott Mitte
Theodore A. Fleron, Director                       M. Scott Mitte, Director

/s/ John D. Barnett                                /s/ Elizabeth T. Nash
John D. Barnett, Director                          Elizabeth T. Nash, Director

/s/ Lewis W. Gilcrease
Lewis W. Gilcrease, Director

/s/ Frank Parker
Frank Parker, Director

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                       FORM 10-K--ITEM 14 (a) (1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


(1) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

         Report of Independent Accountants..................................F-2

         Consolidated Balance Sheets,
            December 31, 2001 and 2000......................................F-3

         Consolidated Statements of Income, for the
            years ended December 31, 2001, 2000 and 1999....................F-5

         Consolidated Statements of Changes in
            Shareholders' Equity for the years ended
            December 31, 2001, 2000 and 1999................................F-7

         Consolidated Statements of Cash Flows, for
            the years ended December 2001, 2000 and 1999....................F-10

            Notes to Consolidated Financial Statements......................F-13

(2) The following consolidated financial statement schedules of Financial Industries Corporation and Subsidiaries are included:

         Schedule I - Summary of Investments - Other
            Than Investments in Related Parties.............................F-49

         Schedule II - Condensed Financial Information of Registrant........F-50

         Schedule III - Supplementary Insurance Information.................F-53

         Schedule IV - Reinsurance..........................................F-54


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors and Shareholders of
Financial Industries Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of Financial Industries Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 2002

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                         2001                      2000
  ASSETS                                                                                           (in thousands)

Investments other than investments in affiliate:

Fixed maturities held to maturity, at amortized cost (market                       $      1,029            $         -0-
 value approximates $1,028 at December 31, 2001)

Fixed maturities available for sale, at market value (amortized
 cost of $496,704 and $78,249 at December 31, 2001 and 2000)                            501,395                   79,786

Equity securities, at market value (cost approximates $59 at
 December 31, 2001 and $11 at December 31, 2000)                                             56                        4

Policy loans                                                                             49,794                    3,699

Mortgage loans                                                                            4,715                      -0-

Invested real estate                                                                     61,049                      -0-

Short-term investments                                                                  138,291                   15,624

     Total investments                                                                  756,329                   99,113

Cash and cash equivalents                                                                 7,094                    2,733

Investment in affiliate                                                                     -0-                   79,105

Accrued investment income                                                                 8,483                    1,172

Agency advances and other receivables                                                    30,324                    7,604

Reinsurance receivables                                                                  14,709                   17,466

Due and deferred premiums                                                                13,411                   12,537

Real estate occupied by Company                                                          20,054                      -0-

Property and equipment, net                                                               3,546                    1,318

Deferred policy acquisition costs                                                        80,290                   56,161

Present value of future profits of acquired businesses                                   31,251                   19,440

Other assets                                                                             14,074                    4,117

Separate account assets                                                                 399,264                      -0-

     Total Assets                                                                  $  1,378,829            $     300,766

              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued

                                                                                                December 31,
                                                                                        2001                    2000
LIABILITIES AND SHAREHOLDERS' EQUITY                                                           (in thousands)

Liabilities:

Policy liabilities and contract holder deposit funds:

Contract holder deposit funds                                                   $      556,117         $        43,301

Future policy benefits                                                                 180,953                  62,462

Other policy claims and benefits payable                                                13,985                   2,931
                                                                                       751,055                 108,694

Subordinated notes payable to affiliate                                                    -0-                  35,349

Deferred federal income taxes                                                           31,920                  24,437

Excess of net assets acquired over cost                                                 15,847                     -0-

Other liabilities                                                                        8,938                   3,734

Separate account liabilities                                                           391,593                     -0-

Total Liabilities                                                                    1,199,353                 172,214

Commitments and Contingencies (Notes 6, 8 and 13)

Shareholders' equity:

Common stock, $.20 par value, 25,000,000 and 10,000,000
 shares authorized in 2001 and 2000, 11,736,546 and 5,845,300 shares issued in 2001 and 2000,  9,498,847 and 5,054,661
 outstanding in 2001 and 2000                                                            2,348                   1,169

Additional paid-in capital                                                              65,558                   7,225

Accumulated other comprehensive income                                                   2,297                   2,107

Deferred compensation                                                                     (292)                    -0-

Retained earnings                                                                      131,462                 125,426
                                                                                       201,373                 135,927

Common treasury stock, at cost, 2,237,699 and 790,639
 shares at 2001 and 2000                                                               (21,897)                 (7,375)

Total Shareholders' Equity                                                             179,476                 128,552

Total Liabilities and Shareholders' Equity                                      $    1,378,829         $       300,766


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                         2001                 2000               1999
                                                                                         (in thousands)

Revenues:

 Premiums, net                                                     $    35,886          $    33,149         $    33,958

 Earned insurance charges                                               27,710                4,323               4,752

 Net investment income                                                  30,719                6,933               6,923

 Real estate income, net                                                 1,937                  -0-                 -0-

 Net realized gain on sale of fixed maturities                              65                    7                   5

 Other                                                                   2,808                    6                 606
                                                                        99,125               44,418              46,244
Benefits and expenses:

 Policyholder benefits and expenses                                     27,702               13,453              12,585

 Interest expense on contract holders
  deposit funds                                                         19,936                2,211               2,189

 Amortization of present value of future
  profits of acquired businesses                                         4,715                3,669               5,185

 Amortization of deferred policy
  acquisition costs                                                      6,800                5,329               5,158

 Operating expenses                                                     23,046               11,375              11,740

 Interest expense                                                          927                1,899               2,374
                                                                        83,126               37,936              39,231
Income before federal income tax and
 equity in net earnings of affiliates                                   15,999                6,482               7,013

Provision for federal income taxes:
   Current                                                               3,937                1,521                 335
   Deferred                                                              1,364                 (237)                839

Income before equity in net earnings
 of affiliates                                                          10,698                5,198               5,839

Equity in net earnings of affiliate,
 net of tax                                                              1,316                3,581               3,310

Net Income                                                         $    12,014          $     8,779         $     9,149

              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME, Continued
                      (in thousands except per share data)

                                                                                    Years Ended December 31,
                                                                         2001                 2000              1999
                                                                                          (in thousands)
Net Income Per Share (Note 14)

Basic:

Average weighted shares outstanding                                      7,824                5,055               5,055

Basic earnings per share                                             $    1.54            $    1.74           $    1.81

Diluted:

Common stock and common stock
 equivalents                                                             7,898                5,163               5,200

Diluted earnings per share                                           $    1.52            $    1.70           $    1.76



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                               Common Stock               Additional
                                                                                                           Paid-in
                                                                        Shares             Amount          Capital

Balance at December 31, 1998                                             5,845        $    1,169        $    7,225

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

Comprehensive Income:

  Net Income

Other Comprehensive Income:

  Change in net unrealized gain on investments in fixed maturities available for sale, net of tax

  Change in net unrealized depreciation of equity securities, net of tax

 Total Comprehensive Income

 Cash Dividends to Stockholders ($0.18 per share)

Balance at December 31, 2000                                             5,845             1,169             7,225

Comprehensive Income

  Net Income

Other Comprehensive Income:

  Change in net unrealized loss on investments in fixed maturities available for sale, net of tax

  Change in net unrealized appreciation of equity securities, net of tax

Total Comprehensive Income

Stock options exercised                                                     47                10               374

Issuance of shares in exchange for acquired
 company                                                                 5,844             1,169            57,959

Cash Dividends to Stockholders ($0.87 per share)

Balance at December 31, 2001                                            11,736        $    2,348        $   65,558

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued
                                 (in thousands)


                                               Net Unrealized       Net Unrealized                            Total
                                                Appreciation        Gain (Loss) on                         Accumulated
                                               (Depreciation)       Investments in                            Other
                                                 of Equity         Fixed Maturities                       Comprehensive
                                                 Securities       Available for Sale       Other          Income (Loss)

Balance at December 31, 1998                  $        (2)          $      5,900          $   -0-         $     5,898

Comprehensive Income:

  Net Income

Other Comprehensive Income:

 Change in net unrealized gain on
  investments investments in fixed                                        (8,354)                              (8,354)
  maturities available for sale, net of tax

 Change in net unrealized appreciation of               2                                                           2
  equity securities,  net of tax                        2                 (8,354)             -0-              (8,352)

 Total Comprehensive Income

Balance at December 31, 1999                            0                 (2,454)                              (2,454)

Comprehensive Income:

  Net Income

Other Comprehensive Income:

 Change in net unrealized gain on
  investments in fixed maturities available for sale, net of tax

 Change in net unrealized depreciation of                                  4,561                                4,561
  equity securities, net of tax

 Total Comprehensive Income                             0                                                           0

 Cash dividends to Stockholders ($0.18                  0                  4,561              -0-               4,561
  per share)

Balance at December 31, 2000                            0                  2,107                                2,107

Comprehensive Income:

  Net Income

Other Comprehensive Income:

  Change in net unrealized loss on
   investments in fixed maturities
   available for sale, net of tax                                            420                                  420

   Change in net unrealized appreciation
    of equity securities, net of tax                   (2)                                                         (2)

Minimum pension liability, net of tax                                                        (228)               (228)

 Total Comprehensive Income                            (2)                   420             (228)                190

 Stock options exercised

 Issuance of shares in exchange for
  acquired company

 Cash Dividends to Stockholders
  ($0.87 per share)

Balance at December 31, 2001                  $        (2)          $      2,527          $  (228)        $     2,297


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued
                                 (in thousands)

                                                                                                           Total
                                                        Deferred       Retained        Treasury          Shareholders'
                                                      Compensation     Earnings          Stock             Equity

Balance at December 31, 1998                        $       -0-        $ 108,403       $   (7,375)       $  115,320

Comprehensive Income:

  Net Income                                                               9,149                              9,149

Other Comprehensive Income:

 Change in net unrealized gain on investments
  in fixed maturities available for sale, net of tax                                                         (8,354)

 Change in net unrealized appreciation
  of equity securities, net of tax                                                                                2

 Total Comprehensive Income                                                9,149              -0-               797

Balance at December 31, 1999                                -0-          117,552           (7,375)          116,117

Comprehensive Income:

  Net Income                                                               8,779                              8,779

Other Comprehensive Income:

  Change in net unrealized gain on investments
   in fixed maturities available for sale, net of tax                                                         4,561

  Change in net unrealized depreciation of equity
   securities, net of tax                                                                                         0

 Total Comprehensive Income                                                8,779              -0-            13,340

  Cash Dividends to Stockholders ($0.18 per
   share)                                                                   (905)             -0-              (905)

 Balance at December 31, 2000                               -0-          125,426           (7,375)          128,552

Comprehensive Income:

  Net Income                                                              12,014                             12,014

Other Comprehensive Income:

  Change in net unrealized loss on investments
   in fixed maturities available for sale, net of tax                                                           420

  Change in net unrealized appreciation of equity
   securities, net of tax                                                                                        (2)

 Mininum pension liability, net of tax                                                                         (228)

 Total Comprehensive Income                                               12,014              -0-            12,204

Stock options exercised                                                                                         384

Treasury stock purchased                                                                   (2,248)           (2,248)

Issuance of shares in exchange for acquired
 company                                                                                  (12,274)           46,854

Stock based compensation                                  (292)                                                (292)

Cash Dividends to Stockholders ($0.87 per
 share)                                                                   (5,978)                            (5,978)

Balance at December 31, 2001                        $     (292)        $ 131,462       $  (21,897)       $  179,476

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                      2001                   2000                 1999
                                                                                      (in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                                          $   12,014          $     8,779         $      9,149

Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                                            4,715                3,669                5,185

Amortization of deferred policy
 acquisition costs                                                       6,800                5,329                5,158

Equity in undistributed earnings of  affiliate                          (2,791)              (5,760)              (5,654)

Changes in assets and liabilities:

Decrease in accrued investment income                                    1,047                    8                   29

Decrease (increase) in agency
  advances and other receivables                                        25,543               (3,337)              (1,548)

Increase in due premiums                                                  (874)                (145)                (211)

Increase in deferred policy acquisition
  costs                                                                (10,422)              (9,000)              (9,138)

Decrease in other assets                                                (1,236)                 641                  634

Decrease in policy liabilities and accruals                            (31,334)              (2,318)              (4,101)

Decrease in other liabilities                                           (7,245)                (345)                (395)

Increase (decrease) in deferred federal
  income taxes                                                            (447)               1,215                 (762)

Other, net                                                              (2,238)                (981)               1,172

Net cash used in operating activities                               $   (6,468)          $   (2,245)         $      (482)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                                                 Year Ended December 31,
                                                                   2001                  2000              1999
CASH FLOWS FROM INVESTING ACTIVITIES                                                 (in thousands)

Fixed maturities purchased                                       (121,342)             (11,725)             (19,557)

Real estate capitalized                                           (18,059)                 -0-                  -0-

Proceeds from sales and maturities of
  fixed maturities                                                116,181               11,664               18,511

Net decrease in short-term investments                             23,976                9,215                2,750

Net decrease (increase) in policy loans                             1,946                 (104)                (440)

Cash acquired in purchase of insurance holding
 company                                                            9,080                  -0-                  -0-

Purchase and retirement of property
 and equipment                                                        195                   37                  403

Net cash provided by investing activities                          11,977                9,087                1,667

CASH FLOW FROM FINANCING
 ACTIVITIES

Repayment of subordinated notes payable                            (1,537)              (6,148)              (6,148)

Cash dividends to stockholders                                     (5,978)                (905)                 -0-

Issuance of capital stock                                             384                  -0-                  -0-

Contractholder fund deposits                                       35,896                4,978                5,501

Contractholder fund withdrawals                                   (27,665)              (2,726)              (2,447)

Purchase of treasury stock.                                        (2,248)                 -0-                  -0-

Net cash used in financing activities                              (1,148)              (4,801)              (3,094)

Net increase (decrease) in cash                                     4,361                2,041               (1,909)

Cash and cash equivalents, beginning of year                        2,733                  692                2,601

Cash and cash equivalents, end of year                          $   7,094        $       2,733          $       692

Supplemental Cash Flow Disclosures:

Income taxes paid                                               $   7,104        $       1,200          $       485

Interest paid                                                   $     725        $       2,073          $     2,621

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued



Supplemental Schedule of Non-Cash Investing Activities:

The Company purchased the outstanding capital stock of a life insurance holding company in the second quarter of 2001 for purchase price of approximately $49.1 million. The consolidated statements of cash flows reflect the impact of this acquisition. This purchase resulted in the Company receiving assets and assuming liabilities as follows (in thousands):


                                                                    2001

                  Assets                                         $   708,586
                  Liabilities                                    $   597,537

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1. Organization and Summary of Significant Accounting Policies

Organization

Financial Industries Corporation ("FIC" or the "Company") is principally engaged, through its subsidiaries, in acquiring and administering existing portfolios of individual life insurance and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance, disability insurance and annuity products in 49 states, the District of Columbia and the U.S. Virgin Islands. Such products are marketed through both captive and independent agency systems.

Principles of Consolidation

The consolidated financial statements include the accounts of FIC and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The more significant subsidiaries are: Family Life Corporation (FLC), Family Life Insurance Company (Family Life), FIC Realty Services, Inc. (FIC Realty) and FIC Property Management, Inc. (FIC-Property), and effective with the acquisition of InterContinental Life Corporation (ILCO). Effective on May 18, 2001, the consolidated financial statements also include the accounts of ILCO, Investors Life Insurance Company of North America (Investors Life), Investors Life Insurance Company of Indiana (Investors-IN) and ILG Sales Corp, all which were accounted for under the equity method of accounting prior to the acquisition of the remaining outstanding shares.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ from statutory accounting principles required by regulatory authorities for the Company's insurance subsidiaries. The following accounting policies describe the accounting principles used in the preparation of the consolidated financial statements.

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

Investments

The Company's general investment philosophy is to hold fixed maturity securities until maturity. However, fixed maturities may be sold prior to their maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, substantially all the Companies fixed maturity investments are classified as available for sale and are carried at market value. Unrealized gains and losses on securities available for sale are not recognized in earnings but are reported as a separate component of equity in accumulated other comprehensive income, net of effect on other balance sheet accounts and related income taxes.
                                      F-13

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

Equity securities are classified as available for sale and are carried at market value. Unrealized gains and losses on equity securities, net of deferred income taxes, if applicable, are reflected directly in shareholders' equity as a component of accumulated other comprehensive income. Mortgage loans and policy loans are recorded at unpaid balances.

Short-term investments are carried at cost, which approximates market value, and generally consist of those fixed maturities and other investments with maturities of less than one year from the date of purchase. Securities pledged as collateral for repurchase agreements are held by the Company's investment custodian until maturity of the repurchase agreement. Provisions of the agreement and procedures adopted by the Company ensure that the market value of the collateral, including accrued interest thereon, is sufficient in the event of default by the counterparty.

Realized gains and losses on disposal of investments are included in net income. The cost of investments sold is determined on the specific identification basis, except for stocks, for which the first-in, first-out method is employed. When an impairment of the value of an investment is considered other than temporary, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established.

Invested Real Estate

Invested real estate is stated at cost less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over estimated useful lives of 5 to 40 years. Real estate income is reported net of expenses incurred to operate the properties and depreciation expenses.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an asset is determined to be impaired, an impairment loss is recognized.

Cash and Cash Equivalents

Generally, cash includes cash on hand and on deposit in non-interest bearing accounts. Short term investments with maturities of three months or less at the time of purchase are reported as cash equivalents.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Property and Equipment

Property  and  equipment  is  stated  at  cost  less  accumulated  depreciation.
Depreciation is provided using straight-line and accelerated methods over estimated useful lives of 3 to 8 years. Maintenance and repairs are charged to expense when incurred.

Deferred Policy Acquisition Costs

The cost of acquiring new business, principally first year commissions and certain expenses of the policy issuance and underwriting departments, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs related to traditional life insurance products are deferred and amortized to expense using actuarial methods that include the same assumptions used to estimate future policy benefits. Acquisition costs related to interest sensitive products are deferred and amortized in proportion to the ratio of estimated annual gross profits to total estimated gross profits over the expected lives of the contracts.

Present Value of Future Profits on Acquired Businesses

The present value of future profits of acquired traditional life business is amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to total anticipated premium revenue applicable to such policies. Interest on the unamortized balance is accreted at rates from 7.0% to 8.5%.

For interest-sensitive products, these costs are amortized in relation to the present value, using the current credited interest rate, of expected gross profits of the policies over the anticipated coverage period. Retrospective adjustments of these amounts for interest sensitive products are made periodically upon the revision of estimates of current or future gross profits to be realized from a group of policies.

Recoverability of present value of future profits is evaluated periodically by comparing the current estimate of future profits to the unamortized asset balances.

Anticipated  investment  returns,  including realized gains and losses, from the
investment  of   policyholder   balances  are  considered  in  determining   the
amortization of present value of future profits acquired.

Real Estate Occupied by Company

Real estate occupied by the Company is carried at cost less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over estimated useful lives of 40 years. Accumulated depreciation on real estate occupied by Company is $639,736 as of December 31, 2001.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Separate Accounts

Separate account assets and liabilities, carried at market value, represent policyholder funds maintained in accounts having specific investment objectives. The net investment income, gains and losses of these accounts, less applicable contract charges, generally accrue directly to the policyholders and are not included in the Company's statement of income, with the exception of the gains and losses in the Company's seed money in the separate accounts.

Solvency Laws Assessments

The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength, and in certain instances, may be offset against future premium taxes. The Company's insurance subsidiaries expense for guaranty fund assessment, from states, which do not allow premium tax offsets, was not material.

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

Contract holder deposit funds represent liabilities for universal life and annuity products. These liabilities consist of deposits received from customers and are accumulated at actual credited interest rates on their fund balances less charges for expenses and mortality.

Liabilities for future policy benefits related to non-cancelable and guaranteed renewable accident and health contracts are computed based on industry and Company experience and estimated future investment yields ranging from 4 1/2% to 6%. Unearned premium reserves for credit life and accident and health contracts are computed on either the sum-of-the-year's digits or pro rata methods depending upon the type of coverage. In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health insurance policies were assumed by a third party reinsurer. (See Note 8.)

Excess of Net Assets Acquired Over Cost

The excess of net assets acquired over cost, or negative goodwill, is presented net of accumulated amortization. The excess of net assets acquired over cost is amortized generally in accordance with expected revenues of the related policies.

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

Federal Income Taxes

The Company computes deferred income taxes utilizing the asset and liability method. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax bases of assets and liabilities using the tax rates which are expected be in effect when these differences are anticipated to reverse.

Revenue Recognition

Premiums on traditional life and health products are recognized as revenue when due. Credit life and credit health insurance premiums are recognized over the contract period on a pro rata basis, or the sum of years digits basis. Benefits and expenses are associated with earned premiums, so as to result in recognition of profits over the lives of the contracts.

Proceeds from investment-related products and universal life products are recorded as liabilities when received. Revenues for investment-related and universal life products consist of net investment income, mortality, administration charges and surrender charges.

Net Income Per Share

Net income per share is calculated based on two methods, basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. Both methods are presented on the face of the accompanying consolidated statements of income.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133." As the Company does not have significant investments in derivative financial instruments and does not engage in hedging activities, the adoption of FAS 133 did not have a material impact on the Company's results of operations, liquidity or financial position.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

During 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," which supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and establishes guidelines to account for all acquisitions of a controlling interest, regardless of the form of consideration. The most significant changes made by FAS 141 are that it: (1) requires the purchase method of accounting, rather than the pooling method, be used for all business combinations initiated after June 30, 2001; (2) establishes specific criteria for the recognition of intangible assets separately from goodwill; and (3) requires unallocated negative goodwill (which is an excess of net assets acquired over cost) to be recognized immediately as an extraordinary gain (instead of being deferred and amortized).

As of the the first quarter of 2002, the amount of any unamortized deferred credit related to negative goodwill arising from (a) a business combination for which the acquisition date was before July 1, 2001, or (b) an investment accounted for by the equity method acquired before July 1, 2001, shall be recognized and reported as the effect of a change in accounting principle. The effect of the accounting change and related income tax effects shall be presented in the income statement between the captions "extraordinary items" and "net income". The per-share information presented in the income statement shall include the per-share effect of the accounting change. During the first quarter in 2002, FIC plans to recognize the unamortized balance of $15,847,000 of negative goodwill. This amount will be recorded as a change in accounting principle.

During 2001, the FASB issued Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," and which addresses financial accounting and reporting for acquired goodwill and other intangible assets upon and subsequent to their acquisition. The provisions of FAS 142 will be effective for FIC's fiscal year beginning January 1, 2002. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, but instead will be tested for impairment at least annually at the reporting unit level, and (2) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The adoption of FAS 142 is not expected to materially affect FIC's results of operations, liquidity or financial position.

During 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, the adoption of which is not expected to materially affect FIC's results of operations, liquidity or financial position.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

During 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) and amends Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) and Accounting Research Bulletin No. 51 (ARB 51)
"Consolidated Financial Statements". FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 is not expected to materially affect FIC's results of operations, liquidity or financial position.

Reclassification

Certain prior years' amounts have been reclassified to conform with the 2001 presentation.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.       Investments

Fixed Maturities

Investments in fixed maturities by category at December 31, 2001 and 2000, respectively, were as follows (in thousands):

                                                                     Gross             Gross
December 31, 2001                              Amortized           Unrealized        Unrealized       Market
                                                  Cost               Gains            Losses           Value
Fixed maturities available for sale as
 of December 31, 2001:

U.S. treasury securities and
 obligations of U.S. government
 agencies and corporations                  $     22,992        $      2,307     $         14       $    25,285

States, municipalities and political
 subdivisions                                      8,072                 292              -0-             8,364

Corporate securities                             261,812                 718            4,674           257,856

Mortgage-backed securities                       203,828               6,123               61           209,890

Total fixed maturities available for
sale                                             496,704               9,440            4,749           501,395
Fixed maturities held to maturity:

Corporate securities                               1,029                 -0-                1             1,028

Total fixed maturities                      $    497,733        $      9,440     $      4,750       $   502,423


                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


                                                                      Gross               Gross
December 31, 2000                                Amortized          Unrealized         Unrealized           Market
                                                   Cost               Gains              Losses              Value
U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations                     $     6,378         $     576           $     21       $      6,933

States, municipalities and political
 subdivisions                                        4,928               122                -0-              5,050

Corporate securities                                35,905               491                189             36,207

Mortgage-backed securities                          31,038               584                 26             31,596

Total fixed maturities available for
 sale                                          $    78,249         $   1,773           $    236       $     79,786

The amortized values and market values of fixed maturities at December 31, 2001 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Fixed Maturities Available for Sale
                                                              Amortized             Market
                                                                Value              Value
                                                                     (in thousands)

Due in one year or less                                  $    17,195         $    17,344

Due after one year through five years                         36,755              38,090

Due after five years through ten years                        56,756              57,901

Due after ten years                                          181,523             178,170

Mortgage-backed securities                                   204,475             209,890

Total fixed maturities available for sale                $   496,704         $   501,395


To reduce the exposure to market rate changes, portfolio investments are selected so that diversity, maturity, and liquidity factors approximate the duration of associated policyholder liabilities.

Proceeds from sales of investments in fixed maturities during 2001, 2000 and 1999 were $41,700,711, $1,050,000 and $1,250,000, respectively. On these sales, there were gains of $217,459 and losses of $201,655 in 2001, gains of $1,575 and losses of $0 in 2000 and gains of $3,820 and losses of $0 in 1999.

The net change in unrealized investment gains (losses) represents a component of accumulated other comprehensive income for the years ended December 31, 2001, 2000 and 1999. The following is a summary of the change in unrealized investment gains (losses) net of the effect on other balance sheet accounts and related deferred income taxes, which are reflected in accumulated other comprehensive income for the periods presented. The unrealized gains and losses include the Company's portion of its percentage ownership of ILCO prior to May 18, 2001. The amounts included in the total below are $4,743,000 and $(9,440,000) for 2000 and 1999, respectively.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



Change in Unrealized Gains (Losses) on Investments                     2001               2000                1999
                                                                                     (in thousands)

Fixed maturities                                                       $    1,449        $    7,017        $  (12,852)

Equity securities                                                              (3)              -0-                 2

Gross unrealized gains (losses)                                             1,446             7,017           (12,850)

Effect on other balance sheet accounts                                       (817)              -0-               -0-

Deferred federal income taxes                                                (211)           (2,456)            4,498

Net change in unrealized gains (losses) on investments                 $      418        $    4,561        $   (8,352)



The following table sets forth the reclassification adjustments required for the years ended
December 31, 2001, 2000 and 1999:
                                                                         2001                2000               1999
Reclassification Adjustments                                                            (in thousands)

Unrealized holding gains (losses) on investments
 arising during the period                                             $       460      $     4,554        $   (8,357)

Reclassification adjustments for gains included in
 net income                                                                     42                7                 5

Unrealized gains (losses) on investments, net of
 reclassification adjustment                                           $       418      $     4,561        $   (8,352)



Equity Securities

The change in net unrealized losses on equity securities was $3,000 and $0 for the years ended December 31, 2001 and 2000, respectively.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




Net Investment Income

The components of net investment income are summarized as follows:

                                                                              Year ended December 31,
                                                                     2001              2000                1999
                                                                                   (in thousands)

Fixed maturities                                                    $   23,878         $      5,493          $    5,221

Other, including short-term investments
 and policy loans                                                        7,268                1,483               1,751
                                                                        31,146                6,976               6,972

Investment expenses                                                       (427)                 (43)                (49)

Net investment income                                               $   30,719         $      6,933          $    6,923


There were no impairments in the value of investments in 2001, 2000 or 1999, which were considered other than temporary.

Mortgage loans

The Company's mortgage loans are diversified by property type, location and issuer. Mortgage loans are collateralized by the related properties and such loans generally range from 15% to 80% of the property's value at the time the loan is made. No new mortgage loans were made during the three year period ended December 31, 2001.

Invested real estate

Investors Life purchased property known as River Place Pointe in October 1998. It consists of 47.995 acres of land in Austin, Texas. The aggregate purchase price for these tracts was $8.1 million. The site development permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. The second section of construction, which includes three more office buildings, an associated parking garage, and related infrastructure, is in progress and Investors Life expects completion of this phase by the end of 2002. FIC and its insurance subsidiaries occupy almost the entire Building One of River Place Pointe, consisting of approximately 74,021 square feet of space and lease out approximately 222,596 sq. ft. of the remaining 320,691 sq. ft. from Buildings Two, Three and Four. At December 31, 2001 invested real estate includes approximately $60 million relating to the River Place Pointe property, not including $20 million reported as real estate occupied by Company.

Real estate income as of December 31, 2001 was $1.94 million, net of real estate expenses of $1.58 million.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




In addition, Investors Life owns numerous sites that are leased or subleased to unrelated third parties. The lessee is responsible for the payment of property taxes, insurance and maintenance costs related to the leased property.

Future  minimum  lease  payment   receivables   under   non-cancelable   leasing
arrangements for the next five years are as follows (in thousands):

                  2002                                        $   6,429
                  2003                                        $   6,490
                  2004                                        $   6,444
                  2005                                        $   5,659
                  2006                                        $   4,126

Accumulated depreciation on invested real estate as of December 31, 2001 is $2,461,154.

Sale of Real Estate

Prior to December, 1999, FIC owned several parcels of real estate in Jackson, Mississippi, adjacent to an office building which formerly served as the headquarters of Standard Life Insurance Company (the "Standard Life Building"). The Standard Life Building was owned by Investors Life. On December 29, 1999, Investors Life donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors Life and FIC sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000, which has been allocated according to the respective ownership interests of Investors Life (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. For the tax year 1999, Investors Life filed a joint income tax return with its parent
(ILCO) and an income tax deduction for the donation of the Standard Life Building, which has an appraised value at December 15, 1999 of approximately $3,050,000. The donation and sale transaction resulted in a net gain (GAAP basis) of $992,494 for ILCO and $408,664 for FIC (or a combined total of $1,401,158).

Non-income producing investments
The Company has no non-income producing investments as of December 31, 2001.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.        Disclosure about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, 2001 are as follows:

                                                       Carrying Amount        Fair Value
                                                                (in thousands)
Financial assets:

     Fixed maturities                                  $502,424             $502,423

     Equity securities                                       56                   56

     Policy loans                                        49,794               49,794

     Mortgage loans                                       4,715                4,663

     Short-term investments                             138,291              138,291

     Separate account assets                            399,264              399,264

     Cash and cash equivalents                            7,094                7,094

Financial liabilities:

     Separate account liabilities                       391,593              391,593

     Deferred annuities                                 122,738              120,154

     Supplemental contracts                              14,209               13,877


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

Mortgage loans

The fair value of mortgage loans is estimated using a discounted cash flow analysis using rates for BBB- rated bonds with similar coupon rates and maturities.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Separate account assets and liabilities

Separate   account  assets  and  liabilities   represent  the  market  value  of
policyholder funds maintained in accounts having specific investment objectives.

Cash and Short-term Investments

The carrying amount of these instruments approximates market value.

Deferred annuities and supplemental contracts

The fair value of deferred annuities is estimated using cash surrender values. Fair values for supplemental contracts is estimated using a discounted cash flow analysis, based on interest rates currently offered on similar products.

4. Investment in InterContinental Life Corporation

Prior to the acquisition of ILCO on May 18, 2001, FIC carried its investment in ILCO on the equity method of accounting. At December 31, 2000, FIC's investment in affiliate was recorded at $79.1 million. For the period from January 1, 2001 to May 17, 2001, and for the years ended 2000 and 1999, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO. ILCO is primarily engaged in the sale and administration of life insurance products through its insurance subsidiaries, Investors Life Insurance Company of North America (Investors Life) and Investors Life Insurance Company of Indiana (Investors-IN). Summarized financial information for ILCO as of December 31, 2000 and for the period from January 1, 2001 to May 17, 2001 and the two years ended December 31, 2000 is set forth below:

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Balance sheet information:                                         2000
                                                              (in thousands)

Investments                                                  $    659,982

Deferred policy acquisition costs and
 present value of future profits                                   75,419

Other assets                                                      572,214
     Total Assets                                            $  1,307,615

Policy liabilities and contract holder
 deposit funds                                               $    663,064

Other liabilities                                                 480,375

Total liabilities                                               1,143,439

Common stock, additional paid-in capital
 and retained earnings                                            160,811

Accumulated other comprehensive
 income                                                             3,365

Shareholders' equity                                              164,176

Total liabilities and shareholders' equity                   $  1,307,615

                                            Jan. 1 to May 18,
Results of Operations:                           2001             2000              1999
                                                              (in thousands)

Premium income                               $   3,834       $   10,873         $  11,132

Net investment income                           19,288           50,893            49,913

Gain on sale of real estate                        -0-              -0-               112

Earned insurance charges                        15,386           38,500            40,447

Benefits and expenses                           32,296           84,669            85,466

Net income                                       4,493           12,066            12,765

Basic earnings per share                     $    0.54       $     1.45         $    1.45

Diluted earnings per share                   $    0.54       $     1.45         $    1.45

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The amount of net realized gains (losses) included in net earnings of ILCO is $(3,000) and $297,000, for the years ended December 31, 2000 and 1999, respectively.

On May 18, 2001, ILCO Acquisition Company ("ILCO Acquisition"), a Texas corporation and wholly- owned subsidiary of FIC, merged with and into ILCO. As a result of the merger, ILCO Acquisition subsequently ceased to exist, and ILCO continued as the surviving corporation, as a wholly-owned subsidiary of FIC.

Each share of ILCO common stock issued and outstanding immediately prior to the merger, other than shares of ILCO common stock held as treasury shares by ILCO (but excluding shares of ILCO common stock held by any of ILCO's subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles) or shares of ILCO common stock held by FIC, were converted into the right to receive 1.1 shares of FIC common stock. In addition, each option to purchase ILCO common stock was assumed by FIC and became an option to purchase FIC common stock with the number of shares and the exercise price adjusted for the exchange ratio in the merger.

The consideration for the transaction was $49.1 million represented by the issuance of 4.7 million shares of FIC stock, at $10 per share, to ILCO shareholders and other direct costs of the merger. The $10 per share price was calculated based on the average price of FIC common stock on the two days immediately preceding and following the date of the merger agreement between FIC and ILCO. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. The acquisition of ILCO was accounted for as a purchase; accordingly, the results of ILCO's operations are included in the consolidated results of operations from the date of the acquisition to December 31, 2001. The allocation of the purchase price to the net assets acquired over costs resulted in excess of net assets acquired of approximately $16.8 million. FIC amortized $966,000 of excess of net assets acquired over cost in 2001, which amount is included in other revenues in the consolidated statement of earnings. This allocation is based on an analysis, as of May 18, 2001, of the acquired book of business.

The pro forma unaudited results of operations for the twelve months ended December 31, 2001 and 2000, assuming the ILCO acquisition had been consummated as of the beginning of the respective periods, are as follows:

                                             Twelve Months Ended
                                                 December 31
                                                 (UNAUDITED)
                                     (In thousands, except per share data)
                                             2001                2000
         Total Revenues                   $ 136,224            $ 144,520

         Net Income                       $  13,685            $  18,900

         Net Income per share:
              Basic                       $    1.43            $    1.94
              Diluted                     $    1.41            $    1.91

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   TION AND SUBSIDIARIES NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS, Continued

5.  Present Value of Future Profits of Acquired Businesses


An analysis of the present value of future profits follows:

                                                                 2001               2000
                                                                       (in thousands)

Balance at beginning of year                                $    19,440          $   23,109

Present value of acquired business from
 consolidation of acquired company                               16,816                 -0-

Effect of unrealized gain on investments                           (290)                -0-

Accretion of interest                                             2,305               1,820

Amortization during the period                                   (7,020)             (5,489)

Present value of future profits at
 December 31                                                $    31,251          $   19,440

Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

                                            2002        $     4,356
                                            2003        $     3,659
                                            2004        $     3,105
                                            2005        $     2,694
                                            2006        $     2,344

At purchase, the present value of future profits was calculated using a discount rate of approximately 15%. Interest is accreted on the unamortized portion at approximately 7.0% to 8.5%.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.  Subordinated Notes Payable

Following is a summary of outstanding debt at December 31:
                                                                                         2001              2000
                                                                                             (in thousands)

Subordinated senior notes payable to Investors Life beginning with a
 $1,125,000 payment on December 12, 1996 and each subsequent quarter through September 12, 2001.  Interest is payable on a
 quarterly basis at 11%                                                                $       -0-           $    3,375

Subordinated notes payable to Investors Life beginning with a
 $223,856 payment on December 12, 1996 and each subsequent
 quarter through September 12, 2001.  Interest is payable on a
 quarterly basis at 12%                                                                        -0-                  672

Subordinated notes payable to Investors -NA beginning with a
 $188,071 payment on December 12, 1996 and each subsequent
 quarter through September 12, 2001, a payment of $1,536,927 on
 December 12, 2001 and each subsequent quarter through June 12,
 2006 with a final payment of $1,536,967 on September 12, 2006.
 Interest is payable on a quarterly basis at 9%.
                                                                                               -0-               31,302
Total subordinated notes payable                                                       $       -0-           $   35,349


As a result of the merger of FIC and ILCO on May 18, 2001, the subordinated notes payable are eliminated in consolidation, the balance of which was $29.2 million at December 31, 2001.

7.  Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries, except for Investors Life, Investors-IN and ILG Securities, which file separate returns. In accordance with the Company's tax allocation agreement, federal income tax expense or benefit is allocated to each member of the consolidated group as if each member were filing a separate return.

The U.S. federal income tax provision (benefit) charged to continuing operations was as follows:

                                                     2001               2000             1999
                                                                   (in thousands)

Current                                          $   3,937         $  1,521           $   335
Deferred                                             1,364             (237)              839
Total provision for income tax                   $   5,301         $  1,284           $ 1,174


                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The provision for income taxes is less than the amount of income tax determined by applying the U.S. statutory income tax rate of 35% to pre-tax income from continuing operations as a result of the following differences:

                                                                         2001                 2000             1999
                                                                                        (in thousands)

Income taxes at the statutory rate                                  $    5,600            $   2,269           $   2,454

Increase (decrease) in taxes resulting from:

  Small life insurance company deduction                                  (104)                (382)               (608)

  Dividends received deduction                                            (313)                (477)               (526)

  Tax rate differential                                                    -0-                  (65)                (70)

  Non-deductible compensation                                              443                   16                  17

  Other items, net                                                        (325)                 (77)                (93)

Total provision for income taxes                                    $    5,301            $   1,284           $   1,174


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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                                                    2001                2000
                  Deferred tax liability:                                (in thousands)

Equity in net earnings of affiliate                             $      -0-             $  5,225

Excess pension benefit                                               1,333                  436

Deferred policy acquisition costs                                   21,389               15,941

Present value of future profits                                      9,303                6,576

Guaranty fund assessments                                              -0-                   77

Deferred and uncollected premium                                     6,955                4,263

Reinsurance recoverable                                              3,925                  -0-

Unrealized (depreciation) appreciation on
 marketable securities                                               1,642                  622

Other taxable temporary differences                                  3,720                6,198

       Total deferred tax liability                                 48,267               39,338

Deferred tax asset:

Policy reserves                                                     11,716               13,017

Net operating loss carry forward                                     3,263                1,826

Alternative minimum tax credit                                         347                  -0-

Accrued liabilities                                                  1,021                   58

      Total deferred tax assets, net                                16,347               14,901

      Net deferred tax liability                                $   31,920             $ 24,437


An additional deferred federal income charge of $159,000 and $1,028,000 for 2001 and 2000, respectively, has been provided on the unrealized appreciation (depreciation) of marketable securities and is included in the balance of the deferred tax liability. This increase or decrease in deferred tax liability has been recorded as a reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense, included in net income from operations.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


A reconciliation of the Company's deferred tax liability account is as follows, in thousands:


         Deferred tax liability at December 31, 2000                 $   24,437

         Deferred tax provision                                           1,364

         Unrealized appreciation on marketable securities                  (128)

         Undistributed equity of ILCO                                    (5,423)

         Deferred tax liability of ILCO at December 31, 2000             27,188

         Change in bases of ILCO assets for financial
           reporting purposes                                           (15,518)

         Deferred tax liability at December 31, 2001                 $   31,920

Provision for U.S. income taxes was not made on a portion of the undistributed earnings of ILCO from the date of the Company's investment to the date of merger of ILCO into FIC since the Company expects such earnings to be remitted in the form of dividends. Deferred taxes of $5,423,000 were previously provided through the merger date on a portion of ILCO's undistributed earnings which were previously expected to be subject to tax upon distribution. Due to the merger, ILCO's earnings may be distributed to FIC under various alternative methods and tax planning strategies, without generating taxable dividends. As such, all deferred taxes previously provided by FIC on ILCO's undistributed earnings was released at the merger date as an adjustment to bases in assets acquired.

As a result of the acquisition of ILCO, the bases of ILCO's assets and liabilities were adjusted as described more fully in Footnote 4 of these financial statements. The adjustments to asset bases for financial reporting purposes results in adjustments that reduce the taxable temporary differences between financial reporting and tax purposes. As such, the Company's deferred tax liability was reduced by approximately $15.4 million. This adjustment was also reflected in the recorded financial reporting bases in assets acquired.

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of Investors-IN and Investors Life was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as "policyholders' surplus accounts". Subject to certain limitations,"policyholders' surplus" is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in these accounts for Investors Life and Investors-IN at December 31, 2001 was $8,225,000 and $4,357,000, respectively. Federal income tax of $2,879,000 and $1,525,000 would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders' surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 2001, Investors Life and Investors-IN have approximately $144,000,000 and $19,500,000, respectively, in the aggregate in their shareholders' surplus accounts from which distributions could be made without incurring any federal tax liability.

At December 31, 2001, the Company and its non-life wholly-owned subsidiaries have net operating loss carry forwards of approximately $9.3 million.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



Family Life is eligible for a special deduction allowed to small life insurance companies equal to 60 percent of tentative life insurance company taxable income, subject to certain limitations, for years 1999 through 2001. Uunder current law, FIC's insurance subsidiaries will no longer be eligible for this special deduction subsequent to 2001.

8.  Reinsurance

Family Life, Investors Life and Investors-IN reinsure portions of certain policies they write, thereby providing greater diversification of risk and minimizing exposure on larger policies. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of benefit payments. The Company's retention on any one individual ranges from $-0- to $200,000 depending on the risk.

Policy liabilities and contract holder deposit funds are reported in the consolidated financial statements before considering the effect of reinsurance ceded. The insurance subsidiaries remain liable to the extent the reinsurance companies are unable to meet their obligation under the reinsurance agreements.

The components of reinsurance receivables as presented in the consolidated financial statements are as follows:

                                                           December 31,
                                                      2001               2000
                                                           (in thousands)

Future policy benefits                              $  8,263         $ 17,170

Unearned premiums                                        937               51

Other policy claims and benefits
 payable                                               5,509              245
                                                    $ 14,709         $ 17,466

The amounts in the consolidated statements of income have been reduced by reinsurance ceded as follows:

                                                      For the years ended
                                            2001             2000           1999
                                                       (in thousands)

Premiums                                 $  2,414          $   839         $ 1,091

Policyholder benefits and expenses       $  3,389          $ 1,515         $ 1,306

Estimated amounts recoverable from reinsurers on paid claims are $2,486,455 and $7,399 in 2001 and 2000, respectively. These amounts are included in other receivables in the consolidated financial statements at December 31, 2001 and 2000.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.  Shareholders' Equity

The Company's ability to pay dividends to its shareholders is affected, in part, by receipt of dividends from Family Life and Investors Life. Family Life and Investors Life are domiciled in the state of Washington. Under current
Washington law any proposed payment of dividends or distribution by the insurance subsidiary which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations, is called an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner.

Effective July 25, 1993, Washington amended its insurance code to retain the "greater of" standard but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that dividends may be paid only from earned surplus. As of December 31 2001 Family Life and Investors Life have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, are presently permitted to pay cash dividends. In December 2001, Investors Life paid a cash dividend to ILCO of $11,082,586.

Capital and surplus of Family Life as reported to insurance regulators and as determined in accordance with statutory accounting practices prescribed or permitted by the state of Washington aggregates approximately $23,520,637 and $23,788,279 at December 31, 2001 and 2000, respectively. Statutory net income aggregated approximately $4,419,303, $5,024,926 and $6,703,705 for the years ended December 31, 2001, 2000 and 1999, respectively.

Capital and surplus of Investors Life as reported to insurance regulators and as determined in accordance with statutory accounting practices prescribed or permitted by the state of Washington aggregates approximately $63,837,560 and $71,661,478 at December 31, 2001 and 2000, respectively. Statutory net income aggregated approximately $8,325,275, $11,082,693 and $11,750,274 for the years ended December 31, 2001, 2000 and 1999, respectively.

The  Company  employed  no  permitted   statutory   accounting   practices  that
individually or in the aggregate materially affected statutory surplus or risk-based capital of its insurance subsidiaries at December 31, 2001 or 2000.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. The Company implemented the changes from Codification in the first quarter of 2001 for all its insurance subsidiaries. The main change from Codification for each insurance subsidiary related to the recognition of deferred taxes. The effect of the accounting change was $3,005,586, $870,069 and $3,088,332 at January 1, 2001 for Investors Life, Investors-IN and Family Life, respectively, as a result of Codification and resulted in a corresponding increase in statutory surplus for each insurance subsidiary.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




10. Retirement Plans and Employee Stock Plans

Retirement Plans

A. Family Life

Family Life has a non-contributory defined benefit pension plan, ("Family Life Pension Plan"), which covers employees who have completed one year or more of service. Under the Family Life Pension Plan, benefits are payable upon retirement based on earnings and years of credited service.

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

     c. Effective April 1, 1997, the Family Life Pension Plan was amended to provide that the accrual rate for future service is 1.57% of Final Average Earnings multiplied by Credited Service after March 31, 1997, less .65% of Final Average Earnings up to Covered Compensation. With respect to service prior to April 1, 1997, the accrual rate desribed in paragraph (b), above, is applicable, with Average Final Earnings taking into account a participant's earnings subsequent to April 1, 1997.

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 40 years.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The pension costs for the Family Life Pension Plan includes the following components:

                                                                   2001              2000         1999
                                                                              (in thousands)

Service cost for benefits earned during the year                $     66       $       61      $        52

Interest cost on projected benefit obligation                        490              472              500

Expected return on plan assets                                      (414)            (401)            (535)

Pension benefit                                                 $    142       $      132      $        17


The following summarizes the funded status of the Family Life Pension Plan at December 31:

                                                                       2001                   2000
                                                                              (in thousands)

Change in benefit obligation:

  Benefit obligation at beginning of year                         $     6,841            $    6,679

  Service cost                                                             66                    61

  Interest cost                                                           490                   472

  Benefits paid                                                          (175)                 (341)

  (Gain)/Loss due to change in assumptions                                  0                     0

  (Gain)/Loss due to experience                                             0                   (30)

  Benefit obligation at end of year                               $     7,222            $    6,841


                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Change in benefit obligation:

Change in plan assets:

Fair value of plan assets at beginning of year                    $     6,394            $    6,352

 Actual return on plan assets                                             344                   383

 Employer contributions                                                     7                   -0-

 Benefits paid                                                           (175)                 (341)

Fair value of plan assets at end of year                          $     6,570            $    6,394

Funded Status:

 Funded status at end of year                                     $     1,684            $     (447)

 Unrecognized actuarial net (gain) loss                                  (135)                2,131

 Additional liability                                                  (1,901)                  -0-

(Accrued)/Prepaid pension expense at end of
 year                                                             $      (352)           $    1,684



The significant assumptions for the plans are as follows:

The discount rate for projected benefit obligations was 7.25% for the years ended December 31, 2001, 2000 and 1999.

The assumed long-term rate of compensation increases was 5.0% for the years ended December 31, 2001, 2000 and 1999.

The assumed long-term rate of return on plan assets was 8.0% for the years ended December 31, 2001, 2000 and 1999.

B. ILCO

ILCO maintains a retirement plan, ("ILCO Pension Plan"), covering substantially all employees of the Company and its subsidiaries. The ILCO Pension Plan is a non-contributory, defined benefit pension plan, which covers each eligible employee who has attained 21 years of age and has completed one year or more of service. Each participating subsidiary company contributes an amount necessary (as actuarially determined) to fund the benefits provided for its participating employees.

The ILCO Pension Plan's basic retirement income benefit at normal retirement age is 1.57% of the participant's average annual earnings less 0.65% of the participant's final average earnings up to covered compensation multiplied by the number of his/her years of credited service. For participants who previously participated in the ILCO Pension Plan maintained by ILCO for the benefit of former employees of the IIP Division of CIGNA Corporation (the IIP Plan), the benefit formula described above applies to service subsequent to May 31, 1996. With respect to service prior to that date, the benefit formula provided by the IIP Plan is applicable, with certain exceptions applicable to former IIP employees who are classified as highly compensated employees.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




Former eligible IIP employees commenced participation automatically. The ILCO Pension Plan also provides for early retirement, postponed retirement and disability benefits to eligible employees. Participant benefits become fully vested upon completion of five years of service, as defined, or attainment of normal retirement age, if earlier.

The pension benefit (costs) for the ILCO Pension Plan includes the following components:
                                                                     2001
                                                               (in thousands)

Service cost for benefits earned during the period                $   465

Interest cost on projected benefit obligation                         965

Expected return on plan assets                                     (1,327)

Amortization of unrecognized prior service cost                       (11)

Pension benefit (costs)                                           $    92

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The following summarizes the funded status of the ILCO Pension Plan at December 31:
                                                            2001
                                                       (in thousands)

Change in benefit obligation:

 Benefit obligation at beginning of period            $  13,552

  Service cost                                              465

   Interest cost                                            965

   Benefits paid                                           (490)

   (Gain)/Loss due to change in assumptions                 -0-

   (Gain)/Loss due to experience                            -0-

  Benefit Obligation at end of year                   $  14,492

              Change in plan assets:

Fair value of plan assets at beginning of year        $  16,835

 Actual return on plan assets                               948

 Benefits paid                                             (490)

 Fair value of plan assets at end of year             $  17,293

Funded Status:

Funded status at end of year                          $   4,863

Unrecognized prior service cost                             (92)

Unrecognized actuarial net loss                             -0-

Prepaid pension expense at end of year                $   4,771

The significant assumptions for the ILCO Pension Plan are as follows:

The discount rate for projected benefit obligations was 7.25% in 2001. The assumed long-term rate of compensation increases was 5.0% for 2001. The assumed long-term rate of return on plan assets was 8.0% for 2001. Assumed expenses as a percentage of plan assets were 0% for 2001.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Savings and Investment Plan

ILCO maintains a Savings and Investment ("401(k) Plan") that allows eligible employees who have met a one-year service requirement to make contributions to the 401(k) Plan on a tax-deferred basis. A 401(k) Plan participant may elect to contribute up to 16% of eligible earnings on a tax deferred basis, subject to certain limitations applicable to "highly compensated employees" as defined in the Internal Revenue Code. 401(k) Plan participants may allocate contributions, and earnings thereon, between investment options selected by participants. The Account Balance of each Participant attributable to employee contributions is 100% vested at all times.

During 1995, the 401(k) Plan was amended to allow for the addition of Family Life, as a participating employer, thus allowing Family Life employees to participate in the 401(k) Plan.

In 1997, the 401(k) Plan was amended to provide for a matching contribution. The match, which was in the form of shares of ILCO common stock, is equal to 100% of an eligible participant's elective deferral contributions, as defined in the 401(k) Plan, not to exceed a maximum percentage of the participant's plan compensation. Initially, the maximum percentage was 1%. Effective January 1, 2000, the 401(k) Plan was amended to increase the maximum percentage to 2%. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter. The total costs recognized by the Company relating to the 401(k) Plan was $95,878 for 2001. In 2001, the 401(k) Plan was amended and restated to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001.

Employee Stock Ownership Plan

ILCO, maintained an Employee Stock Ownership Plan ("ESOP Plan") and a related trust for the benefit of its employees and Family Life employees. The ESOP Plan generally covered employees who had attained the age of 21 and had completed one year of service. Vesting of benefits to employees was based on number of years of service. No contributions were made to the ESOP Plan in 2001. At December 31, 2001, the ESOP Plan had a total of 548,686 shares of FIC stock, which are allocated to participants.

ESOP shares are treated as issued and outstanding in calculating the Company's earnings per share. Dividends to shareholders in the ESOP Plan are treated by the Company as dividends to outside shareholders and are a direct charge to retained earnings.

Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP Plan into the 401(k) Plan. In connection with the merger, certain features under the ESOP Plan were preserved for the benefit of employees previously participating in the ESOP Plan with regard to all benefits accrued under the ESOP Plan through the date of merger.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Stock Option Plans

A. ILCO Stock Option Plan

Under ILCO's 1999 Non-qualified Stock Option Plan (the "ILCO Stock Option Plan") options to purchase shares of ILCO's common stock were granted to certain employees of ILCO, its subsidiaries and affiliates. Subsequent to May 18, 2001, each share of ILCO common stock issuable pursuant to outstanding options was assumed by the Company and became an option to acquire FIC common stock. The number of shares and the exercise price were adjusted for the exchange ratio in the merger (see Note 4). The related charge is included in equity as deferred compensation. The proforma and weighted average below are calculated from the date of merger, May 18, 2001, to December 31, 2001.

The ILCO Stock Option Plan became effective on May 18, 1999 (the "Effective Date"). The exercise price of the options is equal to 100% of the fair market value on the date of grant, but in no case less than $7.50 per share ($6.818 per share as adjusted for the exchange ratio in the merger). A portion of the options become exercisable on the next anniversary of the Effective Date following the date of grant. No options may be exercised after the sixth anniversary of the Effective Date. All options must be exercised in one year from the date the options become exercisable. The number of options that become exercisable on each anniversary of the Effective Date, prior to the sixth anniversary, is equal to 100% of the total options granted divided by the number of years between the next anniversary of the Effective Date following the date of grant and the sixth anniversary of the Effective Date.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans, which are described below accordingly. No compensation cost has been recognized by the Company in the accompanying income statement for its stock option plans, with the exception of the amortization of deferred compensation costs related to the merger.

After the merger, 22,000 options were granted at prices ranging from $13.00 to $14.30. 26,400 options were cancelled and 47,150 options were exercised.

The Company follows the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. The fair value disclosure assumes that fair value of option grants were calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  2001
         Expected dividend yield                                  3.0 %
         Expected volatility                                    45 - 52
         Risk-free interest rate                              3.11 - 4.72
         Expected holding period - years                         2 - 4

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma loss information is as follows (in thousands except for weighted average exercise price) for the year ended December 31:
                                                                     2001

         Net income as reported                                $    12,014
         Pro forma compensation expense, Net of tax benefits            74
         Pro forma net income                                  $    11,940

The following table summarized activity under ILCO's Stock Option Plan for the year ended December 31, 2001:

                                                2001                  Weighted
                                               Options                 Average
                                               (000's)              Exercise Price

Outstanding on May 18, 2001                     389              $       8.38

         Granted                                 22                     13.65

         Exercised                              (47)                     8.21

         Cancelled                              (26)                     8.18

Outstanding at the end of the year              338              $       8.76

Options exercisable at year end                  50              $       8.54

Weighted average fair value of options
 granted during the year                                         $      13.65


                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


B.  FIC Stock Option Plan

In 1984, the Company's shareholders adopted a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 2001, no options had been granted under the FIC Stock Option Plan.

11. Leases

The Company and its subsidiaries occupy office facilities under lease agreements which expire at various dates through 2005. Certain office space leases may be renewed at the option of the Company.

Rent  expense  in 2001,  2000 and 1999 was  $1,695,425,  $687,840  and  $591,947
respectively. Minimum annual rentals are as follows:

                                              (in thousands)

                                            2002     $   1,388
                                            2003         1,212
                                            2004           938
                                            2005           840
                                            2006            94
                                       Thereafter           23
                                        Total        $   4,495

12. Related Party Transactions

Prior to the merger, FIC owned 48.1% of ILCO's common stock. Prior to May 18, 2001, significant related party transactions are as follows:

In 1989, as part of the purchase of Family Life from Merrill Lynch Insurance Group, Inc. ("Merrill Lynch"), FIC organized two downstream holding companies:
Family Life Insurance Investment Corporation ("FLIIC") and Family Life Corporation ("FLC"). FLIIC was organized as a wholly-owned subsidiary of FIC and, in turn, was issued all of the outstanding shares of FLC. FLC purchased all of the outstanding shares of Family Life from Merrill Lynch. A portion of the consideration for the purchase consisted of a $30 million senior subordinated note (the "Merrill Lynch Loan"). Following the purchase of the Family Life shares by FLC, Family Life issued 250,000 previously unissued shares of its common stock to FLC for a $2.5 million cash payment and immediately thereafter redeemed from FLC 250,000 shares of its common stock that had been purchased by FLC from Merrill Lynch. The consideration paid to FLC by Family Life for said redeemed shares consisted of $2.5 million cash, a newly issued surplus debenture (an instrument having certain restrictions on payment for the protection of policyholders) in the principal amount of $97.5 million (the "Family Life Surplus Debenture") and $14 million principal value of newly issued preferred shares.

Another part of the financing arrangement to purchase Family Life included FLC borrowing $25 million from Investors Life (the "Investors Life Loans"). This amount was represented by a $22.5 million loan from Investors Life to FLC and a $2.5 million loan provided directly to FIC by Investors-CA (which was subsequently merged into Investors Life). In addition to the interest provided under the Investors Life Loans, Investors Life was granted non-transferable options to purchase FIC common stock, up to a total of 9.9 % of shares of FIC common stock (currently 500,411 shares) at a price of $2.10 per share (as adjusted to reflect the five-for-one stock split in November 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the Investors Life Loans, the expiration date of the options was extended to September 12, 2006.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




On June 12, 1996, the Investors Life Loans were amended to provide for twenty quarterly principal payments, commencing on December 12, 1996. Additionally, prior to such date, accrued interest on the $2.5 million subordinated note issued by FIC to Investors-CA was paid by delivery of additional notes of FIC having terms identical to the original note, including the payment of interest. The Investors Life Loans were paid in full as of September 12, 2001; however, because of the 1993 Subordinated Loans, described in "Family Life Refinancing" below, the options of Investors Life to purchase FIC common stock did not expire with the repayment of the Investors Life Loans.

In 1993, Investors Life loaned an additional $34.5 million to FLC and FLIIC in the form of subordinated notes so that FLC and FLIIC could prepay the Merrill Lynch Loan (the "1993 Subordinated Loans"). The 1993 Subordinated Loans consisted of a $30 million loan to FLC and a $4.5 million loan to FLIIC. The debt restructuring reduced the total indebtedness of FLC and FLIIC by approximately $15 million. Upon the retirement of the Merrill Lynch Loan, certain of its provisions were automatically incorporated into the 1993 Subordinated Loans. Those provisions include specified events of default, including, but not limited to, failure to pay principal, interest, commitment fees or other amounts payable when due, failure to maintain certain financial covenants, violation of covenants (including covenants with respect to the maintenance of a minimum net worth), material misrepresentations, defaults under other indebtedness, the loss of any license of an insurance subsidiary of FLC which would have a material adverse effect on FLC, defaults under the FIC guaranty agreement, a fine in an amount in excess of $100,000 imposed upon any insurance subsidiary of FLC by any state insurance regulatory agency, changes in ownership or control of FIC by its controlling person, Roy F. Mitte, or in ILCO by FIC, and the occurrence of certain events of bankruptcy. In addition, the security interests furnished to the lenders under the Merrill Lynch Loan were transferred to Investors Life. The security interests include all of the issued and outstanding shares of preferred stock and common stock of FLC and Family Life. Prior to June 30, 2001, the security also included the Family Life Surplus Debenture, however, the Family Life Surplus Debenture was paid in full as of June 30, 2001.

On June 12, 1996, the 1993 Subordinated Loans were also amended as follows: (a) the $30 million note was amended to provide for forty quarterly principal payments in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remained at 9%, and (b) the $4.5 million note was amended to provide for forty quarterly principal payments in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remained at 9%.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


In December 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder, FIC. Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

As of December 31, 2001, the outstanding principal balance of the 1993 Subordinated Loans was $29.2 million.

Data processing services are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $1,591,341, $1,757,904 and $1,916,350 and ILCO's insurance subsidiaries paid $2,293,770, $2,426,793 and $2,730,189 to FIC Computer for data processing services provided during 2001, 2000 and 1999, respectively.

In 1995, Family Life entered into a reinsurance agreement with Investors Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

In 1996, Family Life entered into a reinsurance agreement with Investors Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

Pursuant to a Service Agreement between Family Life and Investors Life, the Company reimbursed Investors Life for certain operating expenses incurred on behalf of Family Life totaling approximately $12 million, $12 million, and $13 million in 2001, 2000 and 1999, respectively.

On January 8, 2001, the Company donated $375,000 to the Roy F. and Joann Cole Mitte Foundation (the "Foundation"). The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and owns 16.31% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries and his wife, Joann Cole Mitte. On January 2, 2002, FIC made a donation of $1,000,000 to the Foundation.

13. Commitments and Contingencies

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such matters will not have a material impact on the financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


14. Net Income Per Share
    (in thousands except per share data)

The following table reflects the calculation of basic and diluted earnings per share:

                                                                                    December 31,
                                                                  2001                 2000               1999

                                                                (Amounts in thousands, except per share amounts)

Basic:

  Net income available to common
   shareholders                                              $     12,014        $      8,779         $      9,149

  Average weighted common stock
   outstanding                                                      7,824               5,055                5,055

  Basic earnings per share                                   $       1.54        $       1.74         $       1.81

Diluted:

  Net income available to common
   shareholders                                              $     12,014        $      8,779         $      9,149

  Average weighted common stock
   outstanding                                                      7,824               5,055                5,055

  Common stock options                                                224                 258                  277

  Effect of shares ILCO owns of FIC                                     0                 (91)                 (85)

  Repurchase of treasury stock                                       (150)                (59)                 (47)

  Common stock and common stock
   equivalents                                                      7,898               5,163                5,200

  Diluted earnings per share                                 $       1.52        $       1.70         $       1.76


15. Business Concentration

The Company's insurance subsidiary, Family Life provides mortgage protection life, disability and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes, a significant number of these financial institutions provide Family Life with customer lists. In 2001, premium income from these products was derived from 48 states with concentrations of approximately 25% and 27% in California and Texas, respectively. In 2000, these amounts were 25% and 26%, respectively.

In 2001, premium income from Investors Life's life insurance products was derived from all states in which Investors Life is licensed, with significant amounts derived from Pennsylvania (14%), California (8%) and Ohio (8%).

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


16. Quarterly Financial Data (unaudited)
      (in thousands, except per share data)

                                                           Three Months                     Three Months
                                                              Ended                            Ended
                                                             March 31,                         June 30,
                                                         2001           2000              2001          2000

Total revenues                                         $ 10,603       $ 11,288         $ 22,114      $ 11,371

Net income                                             $  2,083       $  2,214         $  2,766      $  2,205

Basic earnings per share                               $   0.41       $   0.44         $   0.38      $   0.44

Diluted earnings per share                             $   0.40       $   0.43         $   0.38      $   0.43


                                                            Three Months                    Three Months
                                                               Ended                           Ended
                                                            September 30,                  December 31,
                                                         2001           2000              2001          2000

Total revenues                                         $ 33,965       $ 11,110         $ 32,443      $ 10,649

Net income                                             $  3,806       $  2,167         $  3,359      $  2,193

Basic earnings per share                               $   0.40       $   0.43         $   0.35      $   0.43

Diluted earnings per share                             $   0.40       $   0.42         $   0.35      $   0.42


17.  Subsequent Events

Merger of Investors Life and Investors-IN.

On February 19, 2002, Investors-IN was merged with and into Investors Life, whereby Investors Life was the surviving corporation. The merger was approved by the Washington Department of Insurance in January 2002 and by the Indiana Department of Insurance in February 2002. Investors Life will assume all of the assets and liabilities of Investors-IN.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES


                                                                                   December 31, 2001
                                                                                    (in thousands)

Column A                                                       Column B             Column C             Column D
                                                                                                       Amount Shown
                                                                                                      on the Balance
Type of Investment                                          Amortized Cost         Fair Value             Sheet

Fixed Maturities Available for Sale:
  Bonds:

  United States Government and
   government agencies and authorities                        $  22,992          $   25,285           $   25,285

  States, municipalities and political
   subdivisions                                                   8,072               8,364                8,364


Corporate securities                                            261,812             257,856              257,856

Mortgage-backed securities                                      203,828             209,890              209,890

     Total fixed maturities available for sale                  496,704             501,395              501,395

Fixed maturities held to maturity                                 1,029               1,028                1,029

      Total fixed maturities                                    497,733             502,423              502,424

Equity securities:

  Common Stocks:

  Industrial and miscellaneous other                                 59                  56                   56

     Total equity securities                                         59                  56                   56

Policy loans                                                     49,794              49,794               49,794

Short-term investments                                          138,291             138,291              138,291

     Total investments                                        $ 685,877          $  690,564           $  690,565


                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                                       December 31,
                                                                              2001                   2000
         ASSETS                                                                       (in thousands)

Cash and cash equivalents                                               $         684        $        223

Short-term investments                                                          1,300                 150

Long-term bonds                                                                    16                  16

Investments in subsidiaries*                                                  211,221             143,011

Property, plant and equipment, net                                                 69                  69

Other assets                                                                      965                 999

Accounts receivable                                                                95                 582

  Total assets                                                          $     214,350        $    145,050
         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Subordinated notes payable                                            $       3,809        $      4,755

  Other liabilities and intercompany payables                                  12,935               6,677

   Total liabilities                                                           16,744              11,432
Shareholders' equity

  Common stock, $.20 par value, 25,000,000 and
   10,000,000 shares authorized; 11,736,546 and 5,845,300
   shares issued in 2001 and 2000, 9,498,847 and
   5,054,661 shares outstanding in 2001 and 2000                                2,348               1,169

Additional paid-in capital                                                     65,558               7,225

Accumulated other comprehensive income                                          2,284               2,107

Deferred compensation                                                            (292)

Retained earnings (including $138,067 and $124,930 of
   undistributed earnings of subsidiaries at December 31,
   2001 and 2000)                                                             131,462             125,426

                                                                              201,360             135,927
Common treasury stock, at cost, 608,025 and 518,639
   shares in 2001 and 2000 respectively                                        (3,754)             (2,309)

Total shareholders' equity                                                    197,606             133,618

Total liabilities and shareholders' equity                              $     214,350        $    145,050

* $211,221 and $72,309 are eliminated in consolidation in 2001 and 2000, respectively.


                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT,
                              STATEMENTS OF INCOME

                                               FOR THE YEARS ENDED
                                                   December 31,
                                                 (in thousands)
                                            2001          2000            1999

Income                                  $      67     $        26      $     629

Expenses:

Operating expenses                            790             147            193

Interest expense                              400             515            613
                                            1,190             662            806

Loss from operations                       (1,123)           (636)          (177)

Equity in undistributed earnings from
  subsidiaries                             13,137           9,415          9,326

Net income                              $  12,014     $     8,779      $   9,149


                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEARS ENDED
                                                                                    December 31,
                                                                                   (in thousands)
                                                                      2001             2000             1999
             CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                       $   12,014        $   8,779        $   9,149

Adjustments to reconcile net income to net cash used in operating activities:

  Decrease (increase) in accounts receivables                           487             (482)              26

  Increase in investment in subsidiaries*                           (68,210)         (12,612)          (7,418)

  (Increase) decrease in other assets                                  (258)             (34)               3

  Increase (decrease) in other liabilities and
    intercompany payables                                             6,258              916             (175)

  Other                                                              59,689            4,597              405

  Net cash provided by operating activities                           9,980            1,164            1,990

CASH FLOWS FROM FINANCING
ACTIVITIES

Net change in short-term investments                                 (1,150)             887             (980)

Change in subordinated notes payable
   to Investors Life                                                   (946)            (993)            (994)

Cash dividend to stockholders                                        (5,978)            (905)             -0-

Purchase of treasury stock                                           (1,445)             -0-              -0-

 Net cash used in financing activities                               (9,519)          (1,011)          (1,974)

 Increase in cash                                                       461              153               16

Cash and cash equivalents, beginning of year                            223               70               54

Cash and cash equivalents, end of year                           $      684        $     223        $      70

*Eliminated in consolidation

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                                  December 31, 2001, 2000 and 1999
                                                   (in thousands)



                                                          Future policy
                                                        benefits, losses,                            Net
                                 Deferred policy         claims and loss         Premium         investment
                                acquisition costs         expenses (1)           revenue           income

             2001                $         80,290        $       737,070       $   35,886      $    30,719

             2000                $         56,161        $       105,763       $   33,149      $     6,933

             1999                $         52,490        $       104,464       $   33,958      $     6,923


                                Benefits, claims,
                                   losses and            Amortization of          Other
                                   settlement            deferred policy        operating         Premiums
                                  expenses (2)          acquisition costs       expenses           written

             2001                $       47,638         $          6,800       $   23,046      $    35,886

             2000                $       15,664         $          5,329       $   11,375      $    33,149

             1999                $       14,774         $          5,158       $   11,740      $    33,958


(1) Includes contractholder funds

(2) Includes interest expense on contractholder funds

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             SCHEDULE IV-REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (in thousands)


                                                                                                                Percentage
                                    Gross             Ceded to               Assumed                                of Amount
                                    Direct              Other              From Other                                Assumed
                                    Amount            Companies             Companies          Net Amount         To Net
2001
Life Insurance in-
 force                           $    12,107,319       $  1,074,286      $        -0-      $   11,033,033             0.00%

Premium:

Life insurance                   $        37,618       $      1,821      $          7      $       35,804             0.02%

Accident-health
 insurance                                   675                593               -0-                  82             0.00%

Total Premium                    $        38,293       $      2,414      $          7      $       35,886             0.02%

2000
Life Insurance in-
 force                           $     7,006,301       $    552,467      $      5,067      $    6,458,901             0.08%

Premium:

Life insurance                   $        33,499       $        448      $         51      $       33,102             0.15%

Accident-health
 insurance                                   438                391               -0-                  47             0.00%

Total Premium                    $        33,937       $        839      $         51      $       33,149             0.15%

1999
Life insurance in-
 force                           $     7,406,486       $    520,319      $      5,787      $    6,891,954             0.08%

Premium:

Life insurance                   $        34,378       $        573      $         48      $       33,853             0.14%

Accident-health
 insurance                                   623                518               -0-                 105             0.00%

Total Premium                    $        35,001       $      1,091      $         48      $       33,958             0.14%


                                  EXHIBIT INDEX

 Exhibit                Page
   No.                   No.                         Description of Exhibit

   2.1                                Agreement and Plan of Merger dated as of January 18, 2001, by and among FIC, ILCO and ILCO Acquisition Corp. (1)
   3.1                                Articles of Incorporation of FIC (2)

   3.2                                Certificate of Amendment to the Articles of Incorporation of
                                         FIC, dated November 12, 1996 (3)

   3.3                                Bylaws of FIC (2)

   3.4                                Amendment to Bylaws of FIC dated February 29, 1992 (10)

   3.5                                Amendment to Bylaws of FIC dated June 16, 1992 (10)

   3.6                  EX-5          Amendment to Articles of Incorporation of FIC dated
                                         May 18, 2001*

  10.1                                Stock Purchase Agreement, dated as of March 19, 1991,
                                         as amended, by and among Merrill Lynch Insurance Group,
                                         Inc., Family Life Insurance Company, Family Life
                                         Corporation, Family Life Insurance Investment Company and
                                         FIC (4)

  10.2                                Note, dated June 12, 1991, in the original principal amount of $2.5 million made by FIC in favor of Investors Life
                                         Insurance Company of California (Investors-CA) and
                                         transferred to Investors Life Insurance Company of North
                                         America (Investors Life) in connection with the merger as of
                                         December 31, 1992 of Investors-CA into Investors Life (4)

  10.3                                Credit Agreement, dated as of June 12, 1991, among
                                         Family Life Corporation, the Lenders named therein and the
                                         Agent named therein (4)

  10.4                                Note, dated June 12, 1991, in the original principal amount of $22.5 million made by Family Life Corporation in
                                         favor of Investors Life (4)

  10.5                                Note, dated June 12, 1991, in the original principal amount of $2.5 million made by FIC in favor of Investors Life
                                         Insurance Company of California (4)

  10.6                                Option Agreement, dated as of June 12, 1991, among FIC,
                                         Investors Life Insurance Company of North America and
                                         Investors Life Insurance Company of California.(4)


                                      Ex-1

Exhibit                 Page
   No.                   No.                         Description of Exhibit

  10.7                                Surplus Debenture, dated as of June 12, 1991, in the original principal amount of $97.5 million made by Family Life
                                         Insurance Company in favor of Family Life Corporation (4)

  10.8                                Note, dated July 30, 1993, in the original principal amount amount of $30 million made by Family Life Corporation in
                                         favor of Investors Life Insurance Company of North
                                         America (5)

  10.9                                Note, dated July 30, 1993, in the original principal amount of $4.5 million made by Family Life Insurance Investment
                                         Company in favor of Investors Life Insurance Company of
                                         North America (5)

 10.10                                Amendment No. 1 to Note, dated July 30, 1993, between
                                         Family Life Corporation and Investors Life Insurance
                                         Company of North America (5)

 10.11                                Amendment No. 1 to Note, dated July 30, 1993, between
                                         Family Life Insurance Company and Family Life
                                         Corporation (5)

 10.12                                Guaranty Agreement, dated July 30, 1993, between FIC
                                         and Investors Life Insurance Company of North America (5)

 10.13                                Guaranty Agreement, dated July 30, 1993, between FIC
                                         and Investors Life Insurance Company of North America.(5)

 10.14                                Data Processing Agreement, dated as of November 30, 1994
                                         between ILCO and FIC Computer Services, Inc.(6)

 10.15                                Data Processing Agreement, dated as of November 30, 1994
                                         between Investors Life Insurance Company of North
                                         America and FIC Computer Services, Inc (6)

 10.16                                Data Processing Agreement, dated as of November 30, 1994
                                         Between Family Life Insurance Company and FIC
                                         Computer Services, Inc.(6)

 10.17                                Amendment No. 2, dated December 12, 1996, effective
                                         June 12, 1996, to the note dated June 12, 1991 in the
                                         original principal amount of $22.5 million made by Family
                                         Life Corporation in favor of Investors Life Insurance
                                         Company of North America (7)

                                                        Ex-2

Exhibit                 Page
   No.                   No.                         Description of Exhibit

 10.18                                Amendment No. 1, dated December 12, 1996, effective
                                         June 12, 1996, to the note dated June 12, 1991 in the
                                         original principal amount of $2.5 million made by FIC in
                                       favor of Investors Life Insurance Company of California (7)

 10.19                                Amendment No. 1, dated December 12, 1996, effective
                                         June 12, 1996, to the note dated June 12, 1991 in the
                                         original principal amount of $2.5 million made by FIC in
                                         favor of Investors Life Insurance Company of North
                                         America (7)

 10.20                                Amendment No. 1, dated December 12, 1996, effective
                                         June 12, 1996, to the note dated July 30, 1993 in the
                                         original principal amount of $30 million made by FIC in
                                         favor of Investors Life Insurance Company of North
                                         America (7)

 10.21                                Amendment No. 1, dated December 12, 1996, effective
                                         June 12, 1996, to the note dated July 30, 1993 in the
                                         original principal amount of $4.5 million made by Family
                                         Life Insurance Investment Company in favor of Investors
                                         Life Insurance Company of North America (7)

 10.22                                Amendment Agreement, dated December 12, 1996, amending
                                         the Option Agreement among FIC, Investors Life Insurance
                                         Company of North America and Investors Life Insurance
                                         Company of California (7)

 10.23                                Assignment Agreement, dated December 23, 1998, between
                                         Family Life Insurance Investment Company and FIC (8)

10.24                                 Amendment dated as of April 4, 2001 to Employment
                                      Agreement between the Registrant and Roy F. Mitte (11)

10.25                   EX-6          Amended and Restated Stock Option Grant Agreement*

10.26                                 Employment Agreement of James M. Grace dated January 8,
                                      2001 (12)

21.1                    EX-17         Subsidiaries of Registrant*


*  Filed herewith.


                                      Ex-3

(1) Incorporated be reference to the Exhibits filed with FIC's Current Report on Form 8-K dated January 22, 2001.

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

(11) Incorporated by reference to the Exhibits filed with FIC's 10K/A filed on April 5, 2001.

(12) Incorporated by reference to the Exhibits filed with ILCO's 10K/A filed on April 3, 2001.

                                      Ex-4

                                   EXHIBIT 3.6

                  AMENDMENT TO ARTICLES OF INCORPORATION OF FIC

                              ARTICLES OF AMENDMENT
                                       TO
                            ARTICLES OF INCORPORATION
                                       OF
                        FINANCIAL INDUSTRIES CORPORATION

         The undersigned, Roy F. Mitte and Steven P. Schmitt, certify that:

          1. They are the President and Secretary, respectively, of Financial Industries Corporation (the "Corporation").

          2. At a duly held Special Meeting of the Board of Directors of the Corporation, held on January 17, 2001, the Board of Directors adopted the following resolution approving the following amendment to the Articles of Incorporation of the Corporation:

         Paragraph 1 of Article IV is amended to read as follows:

                  "The aggregate number of shares which the Corporation shall have the authority to issue is twenty-five million (25,000,000) shares of common stock, par value $0.20 per share."

          3. The shareholders of the Corporation adopted and approved the same amendment by resolution at a special meeting held at the offices of the Corporation in Austin, Texas, on May 18, 2001, by the required vote of shareholders as prescribed by Article VII of the Corporation's Articles of Incorporation and Articles 4.02 and
               2.28 of the Texas Business Corporation Act.

          4. The number of shares outstanding is 5,054,661. The number of shares entitled to vote on or consent to the amendment is 5,054,661.

          5. The number of shares voted in favor of the amendment was 3,334,585, or 65.97%, which exceeded the required vote, which is a majority under Article VII of the Corporation's Articles of Incorporation. The number of shares voted against was 35,549.

         The undersigned have executed these Articles of Amendment and affixed the corporate seal on May 18, 2001.


/s/ Roy F. Mitte                             /s/  Steven P. Schmitt
Roy F. Mitte, President                      Steven P. Schmitt, Secretary

                                      Ex-5

                                  EXHIBIT 10.25

                AMENDED AND RESTATED STOCK OPTION GRANT AGREEMENT

THIS OPTION AND THE SHARES OF COMMON STOCK PURCHASABLE HEREUNDER HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES LAWS OF ANY STATE OR OTHER JURISDICTION AND MAY NOT BE SOLD, OFFERED FOR SALE OR OTHERWISE TRANSFERRED UNLESS REGISTERED OR QUALIFIED UNDER SAID ACT AND APPLICABLE STATE SECURITIES LAWS OR UNLESS THE COMPANY RECEIVES AN OPINION OF COUNSEL IN REASONABLY ACCEPTABLE FORM AND SCOPE REASONABLY SATISFACTORY TO THE COMPANY THAT REGISTRATION, QUALIFICATION OR OTHER SUCH ACTIONS ARE NOT REQUIRED UNDER ANY SUCH LAWS. THE OFFERING OF THIS SECURITY HAS NOT BEEN REVIEWED OR APPROVED BY ANY STATE'S SECURITIES ADMINISTRATOR.

               AMENDED AND RESTATED STOCK OPTION GRANT AGREEMENT


GRANTED TO:                     Investors Life Insurance Company of North
                                America

DATE OF GRANT:                  March 21, 1991

NUMBER OF UNDERLYING SHARES:    500,411 shares

EXERCISE PRICE:                 $2.10 per share

VESTING SCHEDULE:               As described in Paragraph 4 below

          This Amended and Restated Stock Option Grant Agreement (this "Option") is made and entered into as of May 18, 2001 and amends and restates in its entirety the Option Agreement dated as of March 21, 1991 (the "Date of
     Grant"),  as  amended  on  June  12,  1996,  between  Financial  Industries
     Corporation, a Texas corporation (the "Company"), and Investors Life Insurance Company of North America (the "Holder"). Certain terms used in this Option are defined in Paragraph 15.

     1. Grant. The Holder is granted an option to purchase 500,411 shares (the "Option Shares") of the common stock, par value $.20 per share ("Common Stock"), of the Company. The Option granted hereunder is in consideration for the loans granted by the Holder, or subsidiaries thereof, in the amounts of $22.5 million and $2.5 million in connection with the acquisition by the Company of Family Life Insurance Company in 1991.

     2. Exercise Price. The Option's exercise price is $2.10 per share (the "Exercise Price").

     3. Term. The Option, unless sooner terminated or exercised in full, shall expire at 5:00 p.m., Austin, Texas time, on June 12, 2006. No portion of the Option may be exercised after such date.


                                      Ex-6

     4. Vesting and Exercisability. The Option Shares shall be fully vested and exercisable on the Date of Grant.

     5.   [Intentionally Left Blank]

     6.   Method of Exercise.

          (a) To exercise this Option in whole or in part, the Holder shall deliver to the Company, at the Option Agency, (i) this Option, (ii) a written notice, in substantially the form of the Subscription Notice attached hereto as Annex A, of such Holder's election to exercise this Option, which notice shall specify (A) the number of Option Shares to be purchased, (B) the denominations of the share certificate or certificates desired, and (C) the name or names in which such certificates are to the registered, (iii) if the Common Stock to be received upon the exercise of this Option has not been registered under the Securities Act, a written certification in substantially the form of the Certification attached hereto as Annex B, and (iv) payment of the Exercise Price with respect to such Option Shares. Such payment may be made, at the option of the Holder, by cash, money order, certified or bank cashier's check or wire transfer; provided, however, that if this Option is exercised concurrently with or after the occurrence of a Capital Reorganization in which cash is received by the holders of Common Stock of the Company, then the Holder may elect to offset the amount of cash due to the Holder from such Capital Reorganization against the Exercise Price payable upon exercise of this Option.

          The Company shall, as promptly as practicable and in any event within five Business Days thereafter, execute and deliver or cause to be executed and delivered, in accordance with such notice, a certificate or certificates representing the aggregate number of Option Shares specified in said notice. The share certificate or certificates so delivered shall be in such denominations as may be specified in such notice or, if such notice shall not specify denominations, shall be in the amount of the number of Option Shares for which the Option is being exercised, and shall be issued in the name of the Holder or such other name or names as shall be designated in such notice. Such certificate or certificates shall be deemed to have been issued, and such Holder or any other Person so designated to be named therein shall be deemed for all purposes to have become a Holder of record of such shares, as of the date the aforementioned notice is received by the Company. If this Option shall have been exercised only in part, the Company shall, at the time of delivery of the certificate or certificates, deliver to the Holder a new Option evidencing the right to purchase the remaining Option Shares called for by this Option, which new Option shall in all other respects be identical with this Option, or, at the request of the Holder, appropriate notation may be made on this Option which shall then be returned to the Holder. The Company shall pay all expenses, taxes (if any) and other charges payable in connection with the preparation, issuance and delivery of share certificates and a new Option, except that, if share certificates or a new Option shall be registered in a name or names other than the name of the Holder, funds sufficient to pay all transfer taxes payable as a result of such transfer shall be paid by the Holder at the time of delivering the aforementioned notice of exercise or promptly upon receipt of a written request of the Company for payment.

          (b) Shares To Be Fully Paid and Nonassessable. All shares of Common Stock issued upon the exercise of this Option shall be validly issued, fully paid and nonassessable and free from all preemptive rights of any shareholder, and from all taxes.

          (c) No Fractional Shares To Be Issued. The Company shall not be required to issue fractions of shares of Common Stock upon exercise of this Option. If any fraction of a share would, but for this Paragraph, be issuable upon any exercise of this Option, in lieu of such fractional share the Company shall pay to the Holder, in cash, an amount equal to such fraction of the Fair Market Value per share of Common Stock of the Company on the Business Day immediately prior to the date of such exercise.

                                      Ex-7

          (d) Restrictive Legend. If the Company, in its sole discretion, shall determine that it is necessary, to comply with applicable securities laws, the certificate or certificates representing the Option Shares purchased pursuant to the exercise of this Option shall bear an appropriate legend, in form and substance as determined by the Company, giving notice of applicable restrictions on transfer under or with respect to such laws.

          (e) Reservation; Authorization. The Company has reserved and will keep available for issuance upon exercise of this Option the total number of shares of Common Stock deliverable upon exercise of this Option from time to time outstanding. The issuance of such shares has been duly and validly authorized and, when issued and sold in accordance with this Option, such shares will be duly and validly issued, fully paid and nonassessable.

     7.           Option Agency; Transfer; Exchange and Replacement of Option.

          (a) Option Agency. At any time, the Company may appoint and thereafter maintain, at its own expense, an agency, which agency may be the Company's then existing transfer agent (the "Option Agency"), for certain purposes specified herein, and shall give prompt notice of such appointment (and appointment of any successor Option Agency) to the Holder. Until an independent Option Agency is so appointed, the Company shall perform the obligations of the Option Agency provided herein at its address as specified on the signature page hereto or such other address as the Company shall specify by notice to the Holder.

          (b) Ownership of Option. The Company may deem and treat the Person in whose name this Option is registered as the Holder and owner hereof (notwithstanding any notations of ownership or writing hereon made by any Person other than the Option Agency) for all purposes and shall not be affected by any notice to the contrary, until presentation of this Option for registration of transfer as provided in this Paragraph 7.

          (c) Transfer of Option. The Company agrees to maintain at the Option Agency books for the registration of transfers of the Options, and transfer of this Option and all rights hereunder shall be registered, in whole or in part, on such books, upon surrender of this Option at the Option Agency, together with a written assignment of this Option duly executed by the Holder or his or its duly authorized agent or attorney, with (unless the Holder is the original Holder or another institutional investor) signatures guaranteed by a bank or trust company or a broker or dealer registered with the NASD, and funds sufficient to pay any transfer taxes payable upon such transfer. Upon surrender the Company shall execute and deliver a new Option or Options in the name of the assignee or assignees and in the denominations specified in the instrument of assignment, and this Option shall promptly be canceled. The Option Agency shall not be required to register any transfers if the Holder fails to furnish to the Company, after a request therefor, an opinion of counsel (who may be an employee of such Holder) reasonably satisfactory to the Company that such transfer is exempt from the registration requirements of the Securities Act and applicable blue sky laws.

          (d) Division of Option. This Option may be divided upon surrender hereof to the Option Agency, together with a written notice specifying the names and denominations in which the new Options are to be issued, signed by the Holder. Subject to compliance with Paragraph 7(c) as to any transfer which may be involved in the division, the Company shall execute and deliver new Options in exchange for the Option or Options to be divided in accordance with such notice.


                                      Ex-8

          (e) Loss, Theft, Destruction or Mutilation of Options. Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction or mutilation of this Option and, in the case of any such loss, theft or destruction, upon receipt of indemnity or security reasonably satisfactory to the Company, or, in the case of any such mutilation, upon surrender and cancellation of such Option, the Company will make and deliver, in lieu of such lost, stolen, destroyed or mutilated Option, a new Option of like tenor and representing the right to purchase the same aggregate number of shares of Common Stock as provided for in such lost, stolen, destroyed or mutilated Option.

          (f) Expenses of Delivery of Options. The Company shall pay all expenses, taxes (other than transfer taxes) and other charges payable in connection with the preparation, issuance and delivery of this Option and the Common Stock issuable hereunder.

     8. No Rights as a Shareholder. The Holder shall not have any of the rights of a shareholder with respect to the Option Shares until the Option is exercised and the Holder receives such shares in accordance with the terms hereof.

     9.  Anti-Dilution Provisions.

          (a) Adjustments Generally. The Exercise Price and the number of Option Shares (or other securities or property) issuable upon exercise of the Option shall be subject to adjustment from time to time upon the occurrence of certain events, as provided in this Paragraph 9.

          (b) Common Stock Reorganization. If the Company shall after the date of issuance of the Option subdivide its outstanding shares of Common Stock into a greater number of shares or consolidate its outstanding shares of Common Stock into a lesser number of shares, whether by way of a stock dividend or stock split or otherwise (any such event being called a "Common Stock Reorganization"), then (i) the Exercise Price shall be adjusted, effective immediately after the record date at which the holders of shares of Common Stock are determined for purposes of such Common Stock Reorganization, to a price determined by multiplying the Exercise Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding on such record date before giving effect to such Common Stock Reorganization and the denominator of which shall be the number of shares of Common Stock outstanding after giving effect to such Common Stock Reorganization, and
     (ii) the number of shares of Common Stock subject to purchase upon exercise of the Option shall be adjusted, effective at such time, to a number determined by multiplying the number of shares of Common Stock subject to purchase immediately before such Common Stock Reorganization by a fraction, the numerator of which shall be the number of shares outstanding after giving effect to such Common Stock Reorganization and the denominator of which shall be the number of shares of Common Stock outstanding immediately before such Common Stock Reorganization.

          (c) Capital Reorganization. If after the date of issuance of the Option there shall be any consolidation or merger to which the Company is a party (whether or not the Company is the surviving entity), other than a consolidation or a merger in which the Company is a continuing corporation and which does not result in any reclassification of, or change (other than a Common Stock Reorganization or a change in par value), in, outstanding shares of Common Stock, any sale, assignment, lease, exchange, conveyance or other transfer (in one transaction or series of related transactions) of the property of the Company as an entirety or substantially as an entirety or all or substantially all of the outstanding equity securities of the Company to any person or group of related persons for the purposes of
     Section 13(d) of the Exchange Act, or any dividend or distribution of assets (including securities of subsidiaries of the Company) other than regular cash dividends (any such event, other than a Common Stock Reorganization, being called a "Capital Reorganization"), then, effective upon the effective date of such Capital Reorganization, the Holder shall have the right to purchase or receive, upon exercise of the Option, the kind and amount of shares of stock and other securities and property (including cash) which the Holder would have owned or have been entitled to receive after such Capital Reorganization if the Option had been exercised immediately prior to such Capital Reorganization. If the Capital Reorganization is a distribution of options or rights to purchase or receive securities or assets of the Company and such options or rights expire before this Option, the Holder shall be entitled to receive options or rights with terms, as nearly as possible, identical to the terms of such expired options or rights. As a condition to effecting any Capital Reorganization, the Company or the successor or surviving corporation, as the case may be, shall execute and deliver to the Holder an agreement as to the Holder's rights in accordance with this Paragraph 9(c), providing for subsequent adjustments as nearly equivalent as may be practicable to the adjustments provided for in this Paragraph 9(c). The provisions of this Paragraph 9(c) shall similarly apply to successive Capital Reorganizations.


                                      Ex-9

          (d) Certain Other Events. If any event occurs after the date of issuance of the Option as to which the foregoing provisions of this Paragraph 9 are not strictly applicable or, if strictly applicable, would not, in the good faith judgment of the Board of Directors of the Company (the "Board"), fairly protect the purchase rights of the Holder in accordance with the essential intent and principles of such provisions, then the Board shall make such adjustments in the application of such provisions, in accordance with such essential intent and principles, as shall be reasonably necessary, in the good faith opinion of the Board, to protect such purchase rights as aforesaid.

          (e)  Adjustment Rules.

          (i) Any adjustments pursuant to this Paragraph 9 shall be made successively whenever an event referred to herein shall occur.

          (ii) If the Company shall set a record date to determine the holders of shares of Common Stock for purposes of a Common Stock Reorganization or Capital Reorganization, and shall legally abandon such action prior to effecting such action, then no adjustment shall be made pursuant to this Paragraph 9 in respect of such action.

          (iii) No adjustment in the Exercise Price shall be made hereunder if such adjustment would reduce the exercise price to an amount below par value of the Common Stock, which par value shall initially be $.20 per share of Common Stock.

          (f) Notice of Adjustment. The Company shall give the Holder reasonable notice of the record date or effective date, as the case may be, of any action which requires or might require an adjustment or readjustment pursuant to this Paragraph 9. Such notice shall describe such event in reasonable detail and specify the record date or effective date, as the case may be, and, if determinable, the required adjustment and the computation thereof. If the required adjustment is not determinable at the time of such notice, the Company shall give reasonable notice to the Holder of such adjustment and computation promptly after such adjustment becomes determinable.

                                      Ex-10

     10. Notices. All notices, requests, consents and other communications provided for herein shall be in writing and shall be effective upon delivery in person, faxed or telecopied, or mailed by certified or registered mail, return receipt requested, postage pre-paid, to the addresses specified on the signature pages hereto or, in any case, at such other address or addresses as shall have been furnished in writing to the Company (in the case of a Holder) or to the Holder (in the case of the Company) in accordance with the provisions of this Paragraph.

     11. Waivers; Amendments. No failure or delay of the Holder in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Holder are cumulative and not exclusive of any rights or remedies which it would otherwise have. The provisions of this Option may be amended, modified or waived with (and only with) the written consent of the Company and Holders who collectively hold Options to purchase a majority of the Common Stock subject to purchase upon exercise of such Options at the time outstanding.

     Any such amendment, modification or waiver effected pursuant to this Paragraph shall be binding upon the Holders, upon each future Holder thereof and upon the Company. In the event of any such amendment, modification or waiver the Company shall give prompt notice thereof to all Holders and, if appropriate, notation thereof shall be made on all Options thereafter surrendered for registration of transfer or exchange.

     No notice or demand on the Company in any case shall entitle the Company to any other or further notice or demand in similar or other circumstances.

     12. Governing Law. This Option shall be construed in accordance with and governed by the laws of the State of Texas.

     13. Severability. In case any one or more of the provisions contained in this Option shall be invalid, illegal or unenforceable in any respect, the validity, legality or enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

     14. Paragraph Headings. The paragraph headings used herein are for convenience of reference only, are not part of this Option and are not to affect the construction of or be taken into consideration in interpreting this Option.

     15. Certain Defined Terms. The following terms, as used in this Option, have the following respective meanings:

     (a) "Affiliate" means, with respect to any Person, any Person who, directly or indirectly, controls, is controlled by or is under common control with that Person.

     (b)  "Board" shall have the meaning set forth in Paragraph 9(d).

     (c) "Business Day" means (i) if any class of common stock of the Company is listed or admitted to trading on a national securities exchange or approved for quotation on the Nasdaq Stock Market, a day on which the principal national securities exchange or the Nasdaq Stock Market on which such class of common stock is listed or admitted to trading is open for business or (ii) if no class of common stock of the Company is so listed or admitted to trading, a day on which the New York Stock Exchange is open for business.

                                      Ex-11

     (d) "Capital Reorganization" shall have the meaning set forth in Paragraph 9(c).

     (e) "Closing Price" with respect to any security on any day means (i) if such security is listed or admitted for trading on a national securities exchange, the reported last sales price regular way or, if no such reported sale occurs on such day, the average of the closing bid and asked prices regular way on such day, in each case as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which such class of security is listed or admitted to trading, or (ii) if such security is not listed or admitted to trading on any national securities exchange, the last quoted sales price, or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market on such day as reported by the Nasdaq
          Stock Market or any comparable system then in use or, if not so reported, as reported by any New York Stock Exchange member firm reasonably selected by the Company for such purpose.

     (f)  "Common Stock" shall have the meaning set forth in Paragraph 1.

     (g) "Common Stock Reorganization" shall have the meaning set forth in Paragraph 9(b).

     (h) "Company" shall have the meaning set forth in the introductory paragraph.

     (i) "Date of Grant" shall have the meaning set forth in the introductory paragraph.

     (j)  "Exercise Price" shall have the meaning set forth in Paragraph 2.

     (k) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and any similar or successor federal statute, and the rules and regulations of the Securities and Exchange Commission (or its successor) thereunder, all as the same shall be in effect at the time.

     (l) "Fair Market Value," with respect to any security on any day, means the average of the daily Closing Prices of a share or unit of such security for the 20 consecutive Business Days ending on the most recent Business Day for which a Closing Price is available; provided, however, that in the event that, in the case of Common Stock, the Fair Market Value is determined following the announcement by the Company of any subdivision, combination or reclassification of Common Stock or the record date for such subdivision, combination or reclassification, then, and in each such case, the Fair Market Value shall be appropriately adjusted to reflect the current market price per share equivalent of Common Stock. If a Closing Price for any security is not available, then "Fair Market Value" shall mean the fair market value of such security as determined in good faith by the Board.

     (m) "Holder" shall have the meaning set forth in the introductions paragraph and shall also include registered assigns. The term Holders shall refer to all Holders of Options.

     (n)  "NASD" means the National Association of Securities Dealers, Inc.

     (o) "Option" shall have the meaning set forth in the introductory paragraph. The term Options shall refer to the Options resulting from any subdivision of this Option.


                                      Ex-12

     (p)  "Option Agency" shall have the meaning set forth in Paragraph 7(a).

     (q)  "Option Shares" shall have the meaning set forth in Paragraph 1.

     (r) "Person" or "person" means any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or other agency or political subdivision thereof.

     (s) "Securities Act" means the Securities Act of 1933 and any similar or successor federal statute, and the rules and regulations of the Securities and Exchange Commission (or its successor) thereunder, all as the same shall be in effect at the time.

     16. Accredited Investor Status. The Holder hereby represents and warrants to the Company that the Holder is an "Accredited Investor" (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act).



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


                                      Ex-13

    IN WITNESS WHEREOF, the undersigned have executed this Option as of the date written below.

    DATED:  May 18, 2001                        FINANCIAL INDUSTRIES
                                                CORPORATION


                                                By:      /s/ Roy F. Mitte
                                                         Roy F. Mitte
                                                         Chairman, President
                                                         and Chief Executive
                                                         Officer


                                                Address: 6500 River Place Blvd.
                                                         Building One
                                                         Austin, Texas  78730

ACCEPTED BY:

INVESTORS LIFE INSURANCE COMPANY
OF NORTH AMERICA


By:       /s/  Steven P. Schmitt
Name:     Steven P. Schmitt
Title:    Secretary

Address:  6500 River Place Blvd.
          Building One
          Austin, Texas  78730

         23-1632193
Holder Taxpayer Identification Number

                                      Ex-14

                                     ANNEX A

                               SUBSCRIPTION NOTICE

                    (To Be Executed upon Exercise of Option)

         TO FINANCIAL INDUSTRIES CORPORATION:

          The undersigned hereby irrevocably elects to exercise the attached Option and to purchase thereunder ________ shares of Common Stock in payment of an Exercise Price in an amount equal to $____ per share.

          Please issue a certificate or certificates for such shares of Common Stock in the following name or names and denominations:


          If said number of shares shall not be all the shares issuable upon exercise of the attached Option, a new Option is to be issued in the name of the undersigned for the balance remaining of such shares less any fraction of a share paid in cash.


Dated:  ______________, _____


Note: The above signature should correspond exactly with the name on the face of the attached Option or with the name of the assignee appearing in the assignment form below.



                                      Ex-15

                                     ANNEX B

                                  CERTIFICATION

          The undersigned hereby certifies to Financial Industries Corporation that he, she or it is:

               a. an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act or any successor regulation, as such provisions may be in effect on the date hereof, and is an "accredited investor" pursuant to Rule 501(a) of such regulation; and


               b. is knowledgeable, sophisticated and experienced in business and financial matters and in securities similar to the Common Stock; is aware of the limitation on the transfer of the Common Stock imposed by applicable securities laws and any limitations on transfer imposed by contracts with the Company or others; and has had access to, or been furnished with, all information about the Common Stock and the Company deemed necessary to conclude that he, she or it has the ability to bear the economic risk of the investment in the Common Stock and to afford the complete loss of such investment.

          IN WITNESS WHEREOF, the undersigned has executed this CERTIFICATION this _____ day of _________________, _____.


For Individuals:  For Entities:

Signature                                       Printed Name of Entity


                                                     By:
Printed Name                                         Name:
                                                     Title:


                                      Ex-16

                                  EXHIBIT 21.1

                           SUBSIDIARIES OF REGISTRANT



Family Life Corporation

Family Life Insurance Company

Financial Industries Service Corporation

Financial Industries Securities Corporation

Financial Industries Service Corporation of Mississippi, Inc.

Financial Industries Sales Corporation
     of Southern California, Inc.

FIC Realty Services, Inc.

FIC Property Management, Inc.

FIC Computer Services, Inc.

ILCO Acquisition Company

InterContinental Life Corporation

Investors Life Insurance Company of North America

Investors Life Insurance Company of Indiana

ILG Sales Corporation

ILG Securities Corporation

InterContinental Growth Plans, Inc.

InterContinental Life Agency, Inc.



                                      Ex-17