Form 10-Q
period 2002-03-31
FINANCIAL INDUSTRIES CORP
filed 2002-05-15
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended March 31, 2002
Commission File Number 0-4690



                        FINANCIAL INDUSTRIES CORPORATION
             (Exact Name of Registrant as specified in its charter)

         Texas                                          74-2126975
(State of Incorporation)                 (I.R.S. Employer Identification Number)


6500 River Place Blvd., Building One, Austin, Texas                       78730
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

Number  of  common  shares  outstanding  ($.20  par  value)  at end  of  period:
9,499,629.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                       Page No.



Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
        March 31, 2002 and December 31, 2001................................  4

Consolidated Statements of Income
        For the three month periods ended
        March 31, 2002 and March 31, 2001...................................  6

Consolidated Statements of Cash Flows
        For the three month periods ended
        March 31, 2002 and March 31, 2001...................................  8

Notes to Consolidated Financial Statements.................................. 10


Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations...................... 13


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk .................................................. 22



Part II

Other Information........................................................... 23

Signature Page.............................................................. 25

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  March 31,         December 31,
                                                    2002               2001
                                                          (unaudited)

ASSETS
Investments other than investments in affiliate:

Fixed maturities held to maturity, at amortized
 cost (market value approximates $1,042 and
 $1,028 at March 31, 2002 and December 31, 2001,
 respectively)                                    $     1,035       $     1,029

Fixed maturities available for sale, at market
 value (amortized cost of $492,814 and $496,704
 at March 31,  2002 and December 31, 2001,
 respectively)                                        492,471           501,395

Equity securities, at market (cost approximates
 $59 at March 31, 2002 and December 31, 2001)              48                56

Policy loans                                           48,926            49,794

Mortgage loans                                          4,674             4,715

Invested real estate                                   64,029            61,049

Short-term investments                                128,271           138,291

   Total investments                                  739,454           756,329

Cash and cash equivalents                               9,819             7,094

Accrued investment income                              10,735             8,483

Agency advances and other receivables                  30,072            30,324

Reinsurance receivables                                14,976            14,709

Due and deferred premiums                              12,861            13,411

Real estate occupied by Company                        19,950            20,054

Property and equipment, net                             3,576             3,546

Deferred policy acquisition costs                      81,191            80,290

Present value of future profits of
 acquired businesses                                   30,590            31,251

Other assets                                           17,553            14,074

Separate account assets                               388,480           399,264

   Total Assets                                   $ 1,359,257       $ 1,378,829


              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  March 31,         December 31,
                                                    2002               2001
                                                          (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Policy liabilities and contract holder deposit funds:

Contract holder deposit funds                     $   552,851       $   556,117

Future policy benefits                                180,144           180,953

Other policy claims and benefits payable               13,789            13,985

                                                      746,784           751,055

Deferred federal income taxes                          29,090            31,920

Excess of net assets acquired over cost                     0            15,847

Other liabilities                                       9,283             8,938

Separate account liabilities                          380,716           391,593

Total Liabilities                                   1,165,873         1,199,353

Commitments and Contingencies:

Shareholders' equity:

Common stock, $.20 par value, 25,000 shares
 authorized, 11,762 and 11,736 shares issued
 at March 31, 2002 and December 31, 2001,
 9,499 and 9,499 shares outstanding at March
 31, 2002 and December 31, 2001.                        2,353             2,348

Additional paid-in capital                             65,747            65,558

Accumulated other comprehensive income                   (441)            2,297

Deferred compensation                                    (263)             (292)

Retained earnings                                     148,345           131,462

                                                      215,741           201,373

Common treasury stock, at cost, 2,263 and
 2,237 shares at March 31, 2002 and December
 31, 2001, respectively.                              (22,357)          (21,897)

Total Shareholders' Equity                            193,384           179,476

Total Liabilities and Shareholders' Equity        $ 1,359,257       $ 1,378,829


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                    Three Months Ended March 31,
                                                      2002               2001
                                                            (unaudited)

Revenues:

Premiums, net                                     $     9,914       $     8,038

Earned insurance charges                               10,825               934

Net investment income                                  11,048             1,631

Other                                                     452                 0

                                                       32,239            10,603

Benefits and expenses:

Policyholder benefits and expenses                     10,284             2,591

Interest expense on contract holders
 deposit funds                                          7,985               570

Amortization of present value of future
 profits of acquired businesses                         1,070               838

Amortization of deferred policy acquisition
 costs                                                  1,923             1,439

Operating expenses                                      8,887             3,140

Interest expense                                            0               427

                                                       30,149             9,005

Income before federal income tax, equity
 in net earnings of affiliates and cumulative
 effect of change in accounting principle               2,090             1,598

Provision for federal income taxes                        933               360

Income before equity in net earnings of
 affiliates and cumulative effect of change
 in accounting principle                                1,157             1,238

Equity in net earnings of affiliate, net of tax             0               845

Net income before cumulative effect of change
 in accounting principle                                1,157             2,083

Cumulative effect of change in accounting
 principle                                             15,727                 0

Net Income                                        $    16,884       $     2,083


              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                    Three Months Ended March 31,
                                                      2002               2001
                                                            (unaudited)

Net Income Per Share

Basic:

Average weighted shares outstanding               $     9,500       $     5,055

Basic earnings per share:

Income per share before cumulative effect
 of change in accounting principle                $      0.12       $      0.41

Cumulative effect of change in accounting
 principle                                               1.66                 0

Basic earnings per share                          $      1.78       $      0.41

Diluted:

Common stock and common stock equivalents               9,575             5,183

Diluted earnings per share:

Income per share before cumulative effect
 of change in accounting principle                $      0.12       $      0.40

Cumulative effect of change in accounting
 principle                                               1.64                 0

Diluted earnings per share                        $      1.76       $      0.40


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                    Three Months Ended March 31,
                                                      2002               2001
                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                        $    16,884       $     2,083

Adjustments to reconcile net income to
 net cash (used in) provided by
 operating activities:

Amortization of present value of future
 profits of acquired business                           1,070               838

Amortization of deferred policy
 acquisition costs                                      1,923             1,439

Cumulative change in accounting principle             (15,727)                0

Equity in undistributed earnings of affiliate               0            (1,361)

Changes in assets and liabilities:

Increase in accrued investment income                  (2,252)             (176)

Increase in agent advances and other
 receivables                                              (15)           (2,920)

Decrease (increase) in due premiums                       550              (326)

Increase in deferred policy acquisition costs          (2,335)           (1,973)

Increase in other assets                               (3,478)             (336)

(Decrease) increase in policy liabilities and
 accruals                                              (4,243)              296

Increase in other liabilities                             345             1,757

(Decrease) increase in deferred federal income
 taxes                                                 (1,424)               36

Other, net                                                (36)             (661)

Net cash used in operating activities             $    (8,738)      $    (1,304)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)


                                                    Three Months Ended March 31,
                                                      2002               2001
                                                            (unaudited)


CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                        $   (27,395)      $    (5,200)

Real estate capitalized                                (2,980)                0

Change in policy loans                                    868               (47)

Proceeds from calls and maturities of
 fixed maturities                                      31,276             8,496

Net change in short-term investments                   10,020               762

Purchase and retirement of property
 and equipment                                            (30)                0

Net cash provided by investing activities              11,759             4,011

CASH FLOW FROM FINANCING ACTIVITIES

Repayment of subordinated notes payable                     0            (1,537)

Contract holder fund deposits                          12,518             1,063

Contract holder fund withdrawals                      (12,548)           (1,111)

Issuance of capital stock                                 194                 0

Purchase of treasury stock                               (460)                0

Net cash used in financing activities                    (296)           (1,585)

Net increase in cash                                    2,725             1,122

Cash and cash equivalents, beginning of year            7,094             2,733

Cash and cash equivalents, end of period          $     9,819       $     3,855


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data which was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with current year presentation.

The  consolidated   financial  statements  include  the  accounts  of  Financial
Industries   Corporation   ("FIC")  and  its  wholly-owned   subsidiaries.   All
significant intercompany items and transactions have been eliminated.

Other Comprehensive Income

The following is a reconciliation of accumulated other comprehensive income from December 31, 2001 to March 31, 2002 (in thousands):


                                Net unrealized                                          Total
                                gain (loss) on          Net                             accumulated
                                investments             appreciation                    other
                                in fixed maturities     of equity                       comprehensive
                                available for sale      securities         Other        income

Balance at December 31, 2001    $   2,527               $    (2)         $    (228)     $   2,297
Current Period Change              (2,733)                   (5)                 0         (2,738)
Balance at March 31, 2002       $    (206)              $    (7)         $    (228)     $    (441)



                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dividends Declared

In March, 2001 FIC announced that its board approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend was paid on April 12, 2001, to shareholders of record as of the close of business on March 19, 2001.

Related Party Transactions

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

New Accounting Pronouncements

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

As of the first quarter of 2002, the amount of any unamortized deferred credit related to negative goodwill arising from (a) a business combination for which the acquisition date was before July 1, 2001, or (b) an investment accounted for by the equity method acquired before July 1, 2001, is recognized and reported as the effect of a change in accounting principle. The effect of the accounting change and related income tax effects is presented in the income statement between the captions "extraordinary items" and "net income". The per-share information presented in the income statement includes the per-share effect of the accounting change. During the first quarter of 2002, FIC recognized the unamortized balance of $15,727,000 of negative goodwill. There was no amortization of negative goodwill recorded during the first quarter of 2002 and during the first quarter of 2001.

During 2001, the FASB issued Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," and which addresses financial accounting and reporting for acquired goodwill and other intangible assets upon and subsequent to their acquisition. The provisions of FAS 142 are effective for FIC's fiscal year beginning January 1, 2002. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, but instead will be tested for impairment at least annually at the reporting unit level, and (2) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The adoption of FAS 142 did not materially affect FIC's results of operations, liquidity or financial position.

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

During 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) and amends Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) and Accounting Research Bulletin No. 51 (ARB 51)
"Consolidated Financial Statements". FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not materially affect FIC's results of operations, liquidity or financial position.

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, and is not expected to affect FIC's results of operations, liquidity or financial position.

The AICPA also recently issued Statement of Position No. 01-06 ("SOP 01-06") "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The guidance in SOP 01-06 relating to financing and lending activities is explicitly applicable to insurance companies. SOP 01-06 reconciles and conforms the accounting and financial reporting guidance presently contained in other accounting guidance. SOP 01-06 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's accounting practices for its lending activities are already consistent with the guidance contained in SOP 01-06. The adoption of SOP 01-06 did not have a significant effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

The following discussion addresses the financial condition of FIC as of March 31, 2002, compared with December 31, 2001, and its results of operations for the three months ended March 31, 2002, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in FIC's 10-K dated April 1, 2002, to which the reader is directed for additional information.


           Transactions Affecting Comparability of Results of Operations

On May 18, 2001, pursuant to an Agreement and Plan of Merger, as amended (the "Merger Agreement"), dated as of January 17, 2001, among FIC, InterContinental Life Corporation ("ILCO"), and ILCO Acquisition Company, a Texas corporation and wholly-owned subsidiary of FIC ("Merger Sub"), Merger Sub was merged with and into ILCO (the "Merger"). ILCO was the surviving corporation of the Merger and became a wholly-owned subsidiary of FIC. In accordance with the Merger Agreement, FIC issued 1.1 shares of common stock, par value $0.20 per share ("FIC Common Stock"), for each share of common stock, par value $0.22 per share, of ILCO outstanding at the time of the Merger ("ILCO Common Stock"). In addition, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. Since ILCO was a wholly-owned subsidiary of FIC for the quarter ending March 31, 2002, the operations of ILCO are reported on a consolidated basis with FIC. For the first quarter of 2001, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.


       Results of Operations - Three Months Ended March 31, 2002 and 2001

For the three-month period ended March 31, 2002, Financial Industries Corporation's ("FIC") net income was $16,884,000 (basic earnings of $1.78 per common share, or diluted earnings of $1.76 per common share) on revenues of $32,239,000 as compared to net income of $2,083,000 (basic earnings of $0.41 per common share, or diluted earnings of $0.40 per common share) on revenues of $10,603,000 in the first three months of 2001. Net income before the cumulative effect of change in accounting principle was $1,157,000 (basic earnings of $0.12 per common share, or diluted earnings of $0.12 per common share).

Earnings per share for the three months ended March 31, 2002 were affected by the increase in the number of FIC's common shares outstanding due to the Merger. As of March 31, 2002, the number of FIC's common shares outstanding was 9,499,629, as compared to 5,054,661 as of March 31, 2001. Additionally, net income and earnings per share were affected by a cumulative effect of a change in accounting principle of $15.7 million. This amount represents the excess of net assets acquired over cost as of the beginning of 2002 related to the Merger. The Company recorded this cumulative effect in conjunction with adopting Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," this quarter, as required.

Revenues.

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first three months of 2002, net of reinsurance ceded, was $9.9 million, as compared to $8.0 million in the first three months of 2001. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. The consolidation of ILCO's operations contributed approximately $2.5 million to premium income for the three month period ended March 31, 2002. At Family Life Insurance Company ("Family Life", which has been a subsidiary of FIC for the periods ending March 31, 2002 and 2001), first year net collected premiums for traditional life insurance products for the three month period ending March 31, 2002 were $0.8 million as compared to $1.0 million for the same period in 2001. The level of renewal premiums for traditional life insurance products at Family Life for the three month period ending March 31, 2002 was $6.3 million, as compared to $6.8 million for the same period in 2001. The decrease in renewal premium is attributable to the decrease in the traditional life insurance book of business.

Income from universal life and annuity charges for the first three months of 2002 was $10.8 million, as compared to $0.9 million in the same period of 2001. The consolidation of ILCO's operations contributed approximately $10.0 million to earned insurance charges for the three month period ended March 31, 2002. At Family Life, earned insurance charges declined from $0.9 million in the 2001 period ending March 31st to $0.8 million in the 2002 period ending March 31st. This change is attributable to a decrease in Family Life's universal life and annuity business. The face amount of in force universal life policies was $741 million at March 31, 2001 as compared to $602 million at March 31, 2002.

Net investment income for the first three months of 2002 was $11.0 million as compared to $1.6 million in the same period of 2001. The consolidation of ILCO's operations contributed approximately $9.6 million to net investment income for the three month period ended March 31, 2002. FIC and its subsidiaries investment portfolio were adversely affected by the decline in the level of interest income received from fixed income and short-term investments. This decline is attributable to lower interest rates during the period.

Net real estate income, included in net investment income, was $1.0 million for the three month period ended March 31, 2002, as compared to $0 for the same period in 2001. Real estate income is attributable to the inclusion of ILCO's investment income with FIC's for the three month period. ILCO's real estate income was not included in FIC's income statements for the first quarter of 2001. Real estate income is earned from the leases on the buildings at River Place Pointe, an office complex in Austin, Texas which is owned and being developed by Investors Life Insurance Company of North America ("Investors Life").

Benefits and Expenses.

Policyholder benefits and expenses were $10.3 million in the first three months of 2002, as compared to $2.6 million in the first three months of 2001. The consolidation of ILCO's operations for the three month period ending March 31, 2002 contributed approximately $7.6 million to policyholder benefits and expenses. At Family Life, the level of policyholder benefits and expenses was $2.6 million for the first three months of 2001 compared to $2.7 million for the same period in 2002.

Interest expense on contract holders deposit funds was $8.0 million in the first three months of 2002, as compared to $0.6 million in the same period of the year 2001. This increase is primarily attributable to $7.3 million of interest expense on contract holders deposit funds resulting from the consolidation of ILCO's operations.

The expense related to the amortization of deferred policy acquisition costs increased $0.5 million to $1.9 million in the first three months of 2002, from $1.4 million in the first three months of 2001. A portion of the increase in amortization is attributable to the Merger. In the first quarter of 2002, expenses related to acquiring new business were $3.0 million, of which $2.2 million has been capitalized as a deferred policy acquisition cost. The amount not capitalized was recorded as an expense in the first quarter.

In the first three months of 2002, the amortization of PVFP was $1.1 million as compared to $0.8 million in the first three months of 2001. The consolidation of ILCO's amortization expense with FIC's contributed approximately $0.4 million.

The operating expenses for the first three months of 2002 were $8.9 million, as compared to $3.1 million in the first three months of 2001. The consolidation of ILCO's operations contributed approximately $4.6 million to operating expenses for the three month period ended March 31, 2002. The level of operating expenses for the three month period ending March 31, 2002 included: (i) expenses related to acquiring new business; (ii) a donation of $1 million to the Roy F. and Joann Cole Mitte Foundation which was made in the first quarter of 2002, as compared to a $375,000 donation in the first quarter of 2001; and (iii) $159,078 related to the repurchase of James M. Grace's employment contract. For a further discussion of the donation or repurchase see FIC's 10-K for the year ended December 31, 2001, dated April 1, 2002.

Interest expense for the first three months of 2002 was $0, as compared to $0.4 million in the first three months of 2001. This interest expense is related to indebtedness owed to Investors Life by Family Life Corporation (a wholly owned subsidiary of FIC) and FIC. The consolidation of ILCO's operations with those of FIC for the three month period ending March 31, 2002 results in the elimination of this interest expense in the income statements of FIC.

The provision for federal income taxes was $0.9 million in the first three months of 2002 as compared to $0.4 million in the first three months of 2001. The inclusion of ILCO's results contributed approximately $1.2 million to the level of federal income taxes. Because of the Merger and subsequent consolidation of FIC and ILCO's provision for federal income taxes, FIC was not able to utilize the small company tax deduction, which provided lower tax rates. The increase in federal income taxes due to the loss of this deduction was $69,000. Additionally, due to the Merger, the Company will incur approximately $200,000 in federal income taxes in the first quarter of 2002 related to excess compensation.

            Equity in Net Income of InterContinental Life Corporation

For the three-month period ended March 31, 2001, the Company's equity in the net earnings of InterContinental Life Corporation ("ILCO"), net of federal income tax, was $845,000. Following the merger of ILCO with FIC on May 18, 2001, the results of ILCO were consolidated with those of FIC. Accordingly, there is no equity in net earnings of affiliate results for the period ended March 31, 2002.

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

The ability of Family Life and Investors Life to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, their domiciliary state. Washington limits how and when Family Life and Investors Life can pay shareholder dividends by (a) including the "greater of" standard for payment of dividends to shareholders,
(b) requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and (c) requiring that cash dividends be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. Neither Investors Life nor Family Life paid any dividends during the first quarter of 2002. For the three month period ended March 31, 2002, Investors Life had earned surplus of $50.7 million and a net gain from operations of $1.8 million, and Family Life had earned surplus of $0.7 million and a net gain from operations of $0.7 million.

Prior to the merger of Investors Life and Investors-IN in February 2002, Investors-IN was domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Investors-IN did not make any dividend payments during the first quarter of 2002.

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

FIC's cash and cash equivalents at March 31, 2002 was $9.8 million as compared to $7.1 million at December 31, 2001. The $2.7 million increase in cash and cash equivalents at March 31, 2002 from December 31, 2001 was due primarily to the sale of short-term investments. Cash and cash equivalents at March 31, 2001 was $3.9 million. The increase in cash from March 31, 2001 to March 31, 2002 was primarily attributable to the cash obtained by FIC in the Merger.

FIC's net cash flow used in operating activities was ($8.7) million for the three month period ending March 31, 2002, as compared to ($1.3) million for the same period in the year 2001. The increase in cash used in operating activities of $7.4 million from 2001 to 2002 was primarily attributable to an increase in accrued investment income of $2.1 million, a decrease in policy liabilities of $4.5 million and a decrease in income from operations of $0.9 million.

Net cash flow provided by investing activities was $11.8 million in the three month period ending March 31, 2002, as compared to $4.0 million in the same period of 2001. The increase in cash provided by investing activities from 2001 to 2002 was due to the purchase of ILCO. Further, the cash provided by investing activity was positively affected by fixed maturity proceeds in excess of purchases of $3.9 million and a $10.0 million increase in cash from the sale of short-term investments. These amounts were offset by a ($3.0) million capitalization of real estate.

Net cash flow used in financing activities was ($0.3) million in the first three months of 2002, as compared to ($1.6) million in the first three months of 2001. The decrease in cash used in financing activities is primarily due to the elimination on FIC's cash flow statements of principle payments on the subordinated debt, described in the paragraphs below, due to the Merger.

The cash requirements of FIC, and its holding company subsidiary, Family Life Corporation, consist primarily of its service of the indebtedness created in connection with FIC's ownership of Family Life. As of March 31, 2002, the investment portfolio of Investors Life included $27.7 million of notes receivable from affiliates, represented by (i) a loan of $30 million by Investors Life to Family Life Corporation made in July 1993, in connection with the prepayment of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC, and (ii) a loan of $4.5 million by Investors Life to Family Life Insurance Investment Company made in July 1993, in connection with the same transaction described above.

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

                                   Investments

As of March 31, 2002, FIC's invested assets, excluding separate accounts, totaled $739.5 million, a decrease of $16.8 million from $756.3 million at December 31, 2001. The decrease is primarily attributable to a decrease of $8.9 million in fixed maturities, $4.9 million of which resulted from a drop in the market value of the portfolio, and a decrease of $10 million in short-term investments, with $3 million of that change reinvested in real estate and $7 million used in operations. There are no significant differences between the portfolio composition as of March 31, 2002 as compared to December 31, 2001.

The assets held by Family Life and Investors Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade". FIC determines the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

A key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for only $40,746 of invested assets as of March 31, 2002 and $45,479 of invested assets at December 31, 2001.

Our fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities and United States Government bonds. As of March 31, 2002, the market value of the fixed maturities available for sale segment was $492.5 million as compared to an amortized cost of $492.8 million or an unrealized loss of $0.3 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $177.6 million as of March 31, 2002 as compared to $201.8 million at December 31, 2001, and mortgage-backed pass-through securities of $26.9 million as of March 31, 2002 and $31.2 million at December 31, 2001. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 46.7% of the book value of FIC's mortgage- backed securities at March 31, 2002, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At March 31, 2002, PAC and TAC instruments and scheduled bonds represented approximately 53.3% of the book value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 31.5% of the book value of FIC's mortgage-backed securities at March 31, 2002. In addition, FIC's insurance subsidiaries limit the risk of prepayment of CMOs by not paying a premium for any CMOs. FIC's insurance subsidiaries do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. FIC's insurance subsidiaries did not have any z-accrual bonds as of March 31, 2002. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. For the year 2002, the investment objectives of FIC's insurance subsidiaries include the making of selected investments in CMOs.

The securities valuation office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. As of March 31, 2001, the majority of our bonds are investment grade (Category 1 and 2). The Company's fixed maturities portfolio (including short-term investments), included only a non-material amount of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated by the SVO as "3" (medium quality) or below. This number is attributable to mortgage bonds which Investors Life owns in a California utility, which has been downgraded to a "6" (lowest quality) rating by the NAIC. As of March 31, 2002, Investors Life owned bonds in Southern California Edison which were purchased for $0.98 million and had a market value as of March 31, 2002 of $0.94 million.

FIC's short-term investments consist primarily of U.S. Government bonds. The level of short-term investments at March 31, 2002 was $128.3 million, as compared to $138.3 million as of December 31, 2001.

Invested real estate at March 31, 2002 was $64.0 million as compared to $61.0 million at December 31, 2001. The real estate investment is primarily related to the development of the River Place Pointe project ("River Place Pointe") by Investors Life. In October 1998, Investors Life purchased River Place Pointe, two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors Life obtained a Site Development Permit for the tracts from the City of Austin allowing for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the Project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. Construction on the second section continued during the first quarter of 2002, including work on buildings six and seven. Completion of the entire project is expected by the end of 2002.

As of March 31, 2002, Investors Life had invested $84.5 million in the construction of River Place Pointe, of which $20.0 million is recorded on FIC's balance sheet as real estate occupied by the Company. Investors Life paid $3.0 million during the first quarter of 2002 on construction of the project and expects to pay an additional $10 million to complete the project.

As of March 31, 2002, $4.7 million was invested in mortgage loans, as compared to $4.7 million at December 31, 2001. The Company does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At March 31, 2002, none of the mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure.

Policy loans totaled $48.9 million at March 31, 2002, as compared to $49.8 million at December 31, 2001.

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of FIC's life insurance subsidiaries enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.


                          Critical Accounting Policies

Cumulative Effect of Accounting Changes. During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 eliminates the practice of amortizing and deferring excess of net assets acquired over costs and requires unallocated negative goodwill to be recognized immediately. In accordance with the standard, FIC ceased negative goodwill amortization on January 1, 2002 and recognized the unamortized balance of $15.7 million of negative goodwill acquired in the Merger.

Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business. The costs of acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are deferred policy acquisition costs ("DAC"). DAC is capitalized and then amortized to reflect an expense in relation to the projected stream of profits (for universal life and annuity products) or to the premium revenue (for traditional life products). Such projections require use of certain assumptions, including interest margins, product loads, mortality rates, persistency rates, and maintenance expense levels. Effective with respect to new business issued on and after January 1, 2002, the Company has capitalized DAC based on an updated analysis of its cost structure and assumptions as to product performance. For business written previously, DAC is amortized using previously established methods and practices. Management periodically reviews the assumptions associated with the amortization models prospectively.

Present value of future profits of acquired business ("PVFP") are the costs associated with acquiring blocks of insurance from other companies or through the acquisition of other companies. PVFP is capitalized and amortized in a manner that matches these costs against the associated revenues.

For the quarter ending March 31, 2001, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.

For  a  further   discussion  of  accounting   standards,   see  New  Accounting
Pronouncements on pages 11-12, herein.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     General. FIC's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the information set forth in "Management's Discussion and Analysis of Financial Condition and Operations - Investments".

The following is a discussion of the Company's primary market risk sensitive instruments. It should be noted that this discussion has been developed using estimates and assumptions. Actual results may differ materially from those described below. Further, the following discussion does not take into account actions that could be taken by management in response to the assumed changes in market rates. In addition, the discussion does not take into account other types of risks that may be involved in the business operations of the Company, such as the reinsurance recoveries on reinsurance treaties with third party insurers.

The primary market risk to the Company's investment portfolio is interest rate risk. The Company does not use derivative financial instruments.

     Interest Rate Risk. The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $26.1 million at March 31, 2002 and $24.6 million at December 31, 2001. For purposes of the foregoing estimate, fixed maturities, including fixed maturities available for sale, and short-term investments were taken into account. The market value of such assets was $621.8 million at March 31, 2002 and $640.7 million at December 31, 2001.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $186.8 million at March 31, 2002 and $209.9 million at December 31, 2001. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $5.9 million at March 31, 2002 and $6.7 million at December 31, 2001.

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

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the first quarter of 2002.


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibits

         Form 10-K Annual Report of Registrant for the year ended December 31, 2001 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

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



Date:   May 15, 2002