Form 10-Q
period 2002-06-30
FINANCIAL INDUSTRIES CORP
filed 2002-08-26
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended June 30, 2002
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

                                 YES [ ]  NO [X]

Number  of  common  shares  outstanding  ($.20  par  value)  at end  of  period:
9,593,605.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                       Page No.



Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         June 30, 2002 and December 31, 2001................................. 4

Consolidated Statements of Income
         For the three and six month periods ended
         June 30, 2002 and June 30, 2001..................................... 6

Consolidated Statements of Cash Flows
         For the three and six month periods ended
         June 30, 2002 and June 30, 2001.................................... 10

Notes to Consolidated Financial Statements...................................14

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations......................17

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk ...............................................30

Part II

Other Information............................................................31

Signature Page...............................................................35

Certification................................................................36

Exhibit - Employment Agreement of Jeffrey H. Demgen ....................... A-1

Exhibit - First Amendment to Employment Agreement
          of Jeffrey H. Demgen ............................................ B-1

Exhibit - Employment Agreement of Thomas C. Richmond ...................... C-1

Exhibit - Employment Agreement of Hans Annarino ........................... D-1

Exhibit - Employment Agreement of Theodore A. Fleron ...................... E-1

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                   June 30,     December 31,
                                                                     2002           2001
                                                                 (unaudited)

ASSETS

Investments:

Fixed maturities held to maturity, at amortized cost (market value approximates $1,042 and $1,028  at June 30, 2002
and December 31, 2001, respectively)                             $    1,042     $    1,029

Fixed maturities available for sale at  market value
(amortized cost of $488,031 and $496,704 at June 30,
 2002 and December 31, 2001, respectively )                         497,041        501,395

Equity securities, at market (cost approximates $59 at June
30, 2002 and December 31, 2001)                                          35             56

Policy loans                                                         48,197         49,794

Mortgage loans                                                        3,722          4,715

Invested real estate                                                 70,435         61,049

Short-term investments                                              126,451        138,291

     Total investments                                              746,923        756,329

Cash                                                                  7,416          7,094

Accrued investment income                                             8,307          8,483

Agency advances and other receivables                                36,251         30,324

Reinsurance receivables                                              15,396         14,709

Due and deferred premiums                                            12,552         13,411

Real estate occupied by the Company                                  19,913         20,054

Property and equipment, net                                           3,573          3,546

Deferred policy acquisition costs                                    81,232         80,290

Present value of future profits of acquired businesses               28,735         31,251

Other assets                                                         16,564         14,074

Separate account assets                                             364,060        399,264

     Total Assets                                                $1,340,922     $1,378,829


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                   June 30,     December 31,
                                                                     2002           2001
                                                                 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Policy liabilities and contract holder deposit funds:

Contract holder deposit funds                                    $  554,025     $  556,117

Future policy benefits                                              175,810        180,953

Other policy claims and benefits payable                             13,932         13,985
                                                                    743,767        751,055

Deferred federal income taxes                                        31,857         31,920

Excess of net assets acquired over cost                                 -0-         15,847

Other liabilities                                                    10,467          8,938

Separate account liabilities                                        356,261        391,593

Total Liabilities                                                 1,142,352      1,199,353

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 25,000 shares authorized in
2002 and 2001, 11,855 and 11,736 shares issued in 2002 and
2001, 9,594 and 9,499 shares outstanding in 2002 and 2001.            2,372          2,348

Additional paid-in capital                                           66,523         65,558

Accumulated other comprehensive income                                5,044          2,297

Deferred compensation                                                  (263)          (292)

Retained earnings                                                   147,251        131,462
                                                                    220,927        201,373

Common treasury stock, at cost, 2,261  and 2,237 shares in
2002 and 2001, respectively.                                        (22,357)       (21,897)

Total Shareholders' Equity                                          198,570        179,476

Total Liabilities and Shareholders' Equity                       $1,340,922     $1,378,829


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)



                                                                   Three Months Ended June 30,
                                                                       2002           2001

Revenues:

 Premiums                                                          $   8,996       $   9,061

 Net investment income                                                10,092           7,141

 Earned insurance charges                                             10,676           5,658

 Other                                                                   238             254
                                                                      30,002          22,114

Benefits and expenses:

 Policyholder benefits and expenses                                    9,739           6,703

 Interest expense on contract holders deposit funds                    7,109           4,126

 Amortization of present value of future profits of acquired
  businesses                                                           1,260             938

 Amortization of deferred policy acquisition costs                     2,224           1,494

 Operating expenses                                                    7,697           5,376

 Interest expense                                                        -0-             189
                                                                      28,029          18,826

Income before federal income tax and equity in net earnings
  of  affiliates                                                       1,973           3,288

Provision for federal income taxes                                       860             994

Income before equity in net earnings of affiliates                     1,113           2,294

Equity in net earnings of affiliate, net of tax                          -0-             472

Net Income                                                         $   1,113       $   2,766


              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)



                                                                   Three Months Ended June 30,
                                                                       2002           2001

Net Income Per Share

Basic:

Average weighted shares outstanding                                    9,541           7,193

Basic earnings per share                                           $    0.12       $    0.38

Diluted:

Common stock and common stock equivalents                              9,619           7,250

Diluted earnings per share                                         $    0.12       $    0.38


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)



                                                               Six  Months Ended June 30,
                                                                    2002         2001

Revenues:

 Premiums                                                      $  18,910        $  17,099

 Net investment income                                            21,140            8,772

 Earned insurance charges                                         21,501            6,592

 Other                                                               690              254
                                                                  62,241           32,717

Benefits and expenses:

 Policyholder benefits and expenses                               20,023            9,294

 Interest expense on contract holders deposit funds               15,094            4,696

 Amortization of present value of future profits of acquired
   businesses                                                      2,330            1,776

 Amortization of deferred policy acquisition costs                 4,147            2,933

 Operating expenses                                               16,585            8,516

 Interest expense                                                    -0-              616

   Total                                                          58,179           27,831

Income before federal income tax, equity in net earnings
  of affiliates and cumulative effect of change in
  accounting principle                                             4,062            4,886

Provision for federal income taxes                                 1,793            1,354

Income before equity in net earnings of affiliates and
  cumulative effect of change in accounting principle              2,269            3,532

Equity in net earnings of affiliate,  net of tax                     -0-            1,317

Net income before cumulative effect of change in
  accounting principle                                             2,269            4,849

Cumulative effect of change in accounting principle               15,727              -0-

Net Income                                                     $  17,996       $    4,849


                 The accompanying notes are an integral part of
                         these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)



                                                               Six  Months Ended June 30,
                                                                    2002         2001

Net Income Per Share

Basic:

Average weighted shares outstanding                            $   9,515           6,130

Basic earnings per share

Income per share before cumulative effect of change in
accounting principle                                           $    0.24       $    0.79

Cumulative effect of change in accounting principle                 1.65            0.00

Basic earnings per share                                       $    1.89       $    0.79

Diluted:

Common stock and common stock equivalents                          9,594           6,160

Diluted earnings per share

Income per share before cumulative effect of change in
accounting principle                                           $    0.24       $    0.79

Cumulative effect of change in accounting principle                 1.64            0.00

Diluted earnings per share                                     $    1.88       $    0.79


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                               Three  Months Ended June 30,
                                                                    2002         2001
                                                                       (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                                     $   1,113       $   2,766

Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                                      1,260             938

Depreciation                                                         641             249

Equity in undistributed earnings of  affiliate                       -0-            (776)

Changes in assets and liabilities:

Decrease in accrued investment income                              2,428              72

(Increase) decrease in agent advances and
 other  receivables                                               (6,599)          2,917

Decrease (increase) in due and deferred premiums                     309            (101)

Net change in deferred policy acquisition costs                      (41)         (1,089)

Decrease in other assets                                             989             381

Decrease in policy liabilities and accruals                       (5,202)         (2,263)

Increase (decrease) in other liabilities                           1,184          (1,620)

(Decrease) increase in deferred federal income taxes                (145)            114

Other, net                                                           499           1,369

Net cash (used in) provided by operating activities            $  (3,564)      $   2,957


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)



                                                               Three  Months Ended June 30,
                                                                    2002         2001
                                                                       (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                                     $ (79,192)      $  (28,785)

Real estate capitalized                                           (7,010)             -0-

Proceeds from sales and maturities of
 fixed maturities                                                 84,038           34,069

Net change in policy loans                                           729              (61)

Net change in short-term investments                               1,820           (3,757)

Net change in property and equipment                                   3             (259)

Net cash provided by  investing activities                           388            1,207

CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends paid                                                    (2,207)          (1,931)

Net cash from acquisition of insurance holding company               -0-            6,979

Contractholder fund deposits                                      13,110            7,435

Contractholder fund withdrawals                                  (10,925)          (6,125)

Issuance of common capital stock                                     795              -0-

Purchase of treasury stock                                           -0-           (2,298)

Net cash provided by financing activities                            773            4,060

Net (decrease) increase in cash                                   (2,403)           8,224

Cash, beginning of period                                          9,819            3,855

Cash, end of period                                            $   7,416       $   12,079


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                               Six Months Ended June 30,
                                                                    2002         2001
                                                                       (unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                                     $  17,996       $   4,849

Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                                      2,330           2,056

Depreciation                                                       1,281             274

Cumulative change in accounting principle                        (15,727)            -0-

Equity in undistributed earnings of  affiliate                       -0-          (2,137)

Changes in assets and liabilities:

 Decrease (increase) in accrued  investment income                   176            (104)

Increase in agent advances and other  receivables                 (6,614)             (3)

Decrease (increase) in due and deferred premiums                     859            (427)

Net change in deferred policy acquisition costs                     (942)         (1,623)
(Increase) decrease in other assets                               (2,489)             45

Decrease in policy liabilities and accruals                       (9,445)         (1,967)

Increase in other liabilities                                      1,529             137

Decrease in deferred federal income taxes                         (1,569)           (150)

Other, net                                                           954             728

Net cash (used in) provided by operating activities            $ (11,661)      $   1,678


                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)



                                                               Six  Months Ended June 30,
                                                                   2002           2001
                                                                       (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                                     $  (106,587)    $  (33,985)

Real estate capitalized                                            (10,630)           -0-

Proceeds from sales and maturities of fixed maturities             115,313         42,565

Net change in policy loans                                           1,597           (108)

Net change in short-term investments                                11,840         (2,995)

Net change in property and equipment                                   (27)          (284)

Net cash provided by  investing activities                          11,506          5,193

CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends Paid                                                      (2,207)        (1,931)

Net cash from acquisition of insurance holding company                 -0-          6,979

Contractholder fund deposits                                        25,628          8,498

Contractholder fund withdrawals                                    (23,473)        (7,236)

Issuance of common capital stock                                       989            -0-

Purchase of treasury stock                                            (460)        (2,298)

Repayment of subordinated notes payable                                -0-         (1,537)

Net cash provided by financing activities                              477          2,475

Net increase in cash                                                   322          9,346

Cash, beginning of year                                              7,094          2,733

Cash, end of period                                            $     7,416     $   12,079


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data that was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with the current year presentation.

The  consolidated   financial  statements  include  the  accounts  of  Financial
Industries   Corporation   ("FIC")  and  its  wholly-owned   subsidiaries.   All
significant intercompany items and transactions have been eliminated.

Accumulated Other Comprehensive Income

The following is a reconciliation of accumulated other comprehensive income from December 31, 2001 to June 30, 2002 (in thousands):



                                    Net unrealized         Net                           Total
                                    gain (loss) on         appreciation                  accumulated
                                    investments            (depreciation)                other
                                    in fixed maturitie     of equity                     comprehensive
                                    available for sale     securities       Other        income

Balance at December 31, 2001        $ 2,527                $  (2)           $  (228)     $ 2,297
Current Period Change                 2,761                  (14)               -0-        2,747
Balance at June 30, 2002            $ 5,288                $ (16)           $  (228)     $ 5,044


Dividends Declared

In March, 2001, FIC announced that its board approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend was paid on April 12, 2001, to shareholders of record as of the close of business on March 19, 2001.

In May 2001, FIC announced that its Board of Directors approved the payment of a semi-annual cash dividend in the amount of $0.25 per common share. The dividend was payable on July 2, 2001, to record holders as of the close of business on June 18, 2001.

A dividend of $0.23 per share was declared in the second quarter of 2002. The dividend was paid on June 21, 2002 to shareholders of record as of June 7, 2002.

Related Party Transactions

On January 8, 2001, the Company donated $375,000 to the Roy F. and Joann Cole Mitte Foundation (the "Foundation"). The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and as of March 6, 2002 owned 16.31% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries, and his wife, Joann Cole Mitte. On January 2, 2002, FIC made a donation of $1,000,000 to the Foundation. For recent events concerning Roy F. Mitte see "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Subsequent Events."

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

During 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets," and which addresses financial accounting and reporting for acquired goodwill and other intangible assets upon and subsequent to their acquisition. The provisions of FAS 142 are effective for FIC's fiscal year beginning January 1, 2002. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, but instead will be tested for impairment at least annually at the reporting unit level, and (2) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The adoption of FAS 142 did not materially affect FIC's results of operations, liquidity or financial position.

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

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking- Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, and is not expected to affect FIC's results of operations, liquidity or financial position.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("FAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, the adoption of which is not expected to materially affect FIC's results of operations, liquidity or financial position.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion addresses the financial condition of FIC as of June 30, 2002, compared with December 31, 2001, and its results of operations for the six months ended June 30, 2002, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in FIC's 10-K dated April 1, 2002, to which the reader is directed for additional information.

          Transactions Affecting Comparability of Results of Operations

On May 18, 2001, pursuant to an Agreement and Plan of Merger, as amended (the "Merger Agreement"), dated as of January 17, 2001, among FIC, InterContinental Life Corporation ("ILCO"), and ILCO Acquisition Company, a Texas corporation and wholly-owned subsidiary of FIC ("Merger Sub"), Merger Sub was merged with and into ILCO (the "Merger"). ILCO was the surviving corporation of the Merger and became a wholly-owned subsidiary of FIC. In accordance with the Merger Agreement, FIC issued 1.1 shares of common stock, par value $0.20 per share ("FIC Common Stock"), for each share of common stock, par value $0.22 per share, of ILCO outstanding at the time of the Merger ("ILCO Common Stock"). In addition, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. Since ILCO was a wholly-owned subsidiary of FIC for the six month period ending June 30, 2002, the operations of ILCO are reported on a consolidated basis with FIC. For the period from January 1, 2001 through May 17, 2001, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO, and for the period from May 18, 2001 through June 30, 2001, the operations of ILCO were reported on a consolidated basis with FIC.

    Results of Operations - Six Months Ended June 30, 2002 and 2001

For the six-month period ended June 30, 2002, Financial Industries Corporation's ("FIC") net income was $17,996,000 (basic earnings of $1.89 per common share, or diluted earnings of $1.88 per common share) on revenues of $62,241,000 as compared to net income of $4,849,000 (basic earnings of $0.79 per common share, or diluted earnings of $0.79 per common share) on revenues of $32,717,000 in the first six months of 2001. Net income in the six month period ended June 30, 2002, before the cumulative effect of a change in accounting principle, was $2,269,000 (basic earnings of $0.24 per common share, or diluted earnings of $0.24 per common share).

Earnings per share for the six months ended June 30, 2002 were affected by the increase in the number of FIC's common shares outstanding due to the Merger. As of June 30, 2002, the number of FIC's weighted average common shares outstanding was 9,515,000, as compared to weighted average shares outstanding of 6,130,000 as of June 30, 2001. The June 30, 2001 average weighted shares outstanding takes into account the fact that additional shares were issued on May 18, 2001 due to the Merger and were outstanding only for the period from May 18, 2001 to June 30, 2001. Additionally, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $15.7 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the Merger. The Company recorded this cumulative effect in conjunction with adopting Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," in the first quarter of 2002, as required by FAS 141.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first six months of 2002, net of reinsurance ceded, was $18.9 million, as compared to $17.1 million in the first six months of 2001. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. The consolidation of ILCO's operations contributed approximately $4.6 million to premium income for the six month period ended June 30, 2002 and $1.1 million to premium income for the period from May 18, 2001 to June 30, 2001. At Family Life Insurance Company
("Family Life", which has been a subsidiary of FIC for the six-month periods ending June 30, 2002 and 2001), first year net collected premiums for traditional life insurance products for the six month period ending June 30, 2002 were $1.3 million as compared to $1.9 million for the same period in 2001. The level of renewal premiums for traditional life insurance products at Family Life for the six month period ending June 30, 2002 was $12.2 million, as compared to $13.6 million for the same period in 2001. The decrease in renewal premium is attributable to the decrease in the traditional life insurance book of business.

Income from universal life and annuity charges for the first six months of 2002 was $21.5 million, as compared to $6.6 million in the same period of 2001. The consolidation of ILCO's operations contributed approximately $20.0 million to earned insurance charges for the six month period ended June 30, 2002 and $4.5 million to earned insurance charges for the period from May 18, 2001 to June 30, 2001. At Family Life, earned insurance charges declined from $2.1 million in the 2001 period ending June 30th to $1.5 million in the 2002 perid ending June 30th. This change is attributable to a decrease in Family Life's universal life and annuity business. The face amount of Family Life's in force universal life policies was $627 million at June 30, 2002 as compared to $817 million at June 30, 2001.

Net investment income for the first six months of 2002 was $21.1 million as compared to $8.8 million in the same period of 2001. The consolidation of ILCO's operations contributed approximately $18.2 million to net investment income for the six month period ended June 30, 2002 and $5.6 million for the period from May 18, 2001 to June 30, 2001. FIC and its subsidiaries' investment portfolio were adversely affected by the decline in the level of interest income received from fixed income and short-term investments. This decline is attributable to lower interest rates during the period. Net investment income was further affected by the sale of short-term investments and the reinvestment of the proceeds from such sales in real estate, and the write down of two mortgage loans totaling $1.0 million in the second quarter of 2002. For a further discussion of the mortgage loans, refer to the discussion under the caption "Investments".

Real estate income is primarily earned from the leases on the buildings at River Place Pointe, an office complex in Austin, Texas which is owned and being developed by Investors Life Insurance Company of North America ("Investors Life"). Net real estate income, included in net investment income, was $3.2 million for the six month period ended June 30, 2002, as compared to $0.7 million for the same period in 2001. ILCO's real estate income was only included in FIC's income statements from May 18, 2001 through June 30, 2001 for the second quarter of 2001 and for the entire six month period in 2002.

Benefits and Expenses

Policyholder benefits and expenses were $20.0 million in the first six months of 2002, as compared to $9.3 million in the first six months of 2001. The consolidation of ILCO's operations for the six month period ending June 30, 2002 contributed approximately $14.6 million to policyholder benefits and expenses and contributed $3.3 million for the period from May 18, 2001 to June 30, 2001. At Family Life, the level of policyholder benefits and expenses was $6.0 million for the first six months of 2001 compared to $5.5 million for the same period in 2002.

Interest expense on contract holders deposit funds was $15.1 million in the first six months of 2002, as compared to $4.7 million in the same period of the year 2001. This increase is attributable to $14.1 million of interest expense on contract holders deposit funds resulting from the consolidation of ILCO's operations for the period ended June 30, 2002, compared to $3.4 million of ILCO's interest expense for the period from May 18, 2001 to June 30, 2001.

     The expense related to the amortization of deferred policy acquisition costs increased by $1.2 million to $4.1 million in the first six months of 2002, from $2.9 million in the first six months of 2001. A portion of the increase in amortization is attributable to the Merger . In the first quarter of 2002, expenses related to acquiring new business were $3.0 million, of which $2.2 million has been capitalized as deferred policy acquisition costs. In the second quarter of 2002, expenses related to acquiring new business were $3.9 million, of which $2.7 million has been capitalized as deferred policy acquisition costs. The amounts not capitalized in each quarter were recorded as expenses in the relevant quarter. See "Critical Accounting Policies, Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business" for a further discussion of capitalization of expenses related to acquiring new business.

In the first six months of 2002, the amortization of present value of future profits of acquired business was $2.3 million as compared to $1.8 million in the first six months of 2001. The consolidation of ILCO's amortization expense with FIC's contributed approximately $0.7 million in the period ended June 30, 2002 and $0.2 million for the period from May 18, 2001 to June 30, 2001.

The operating expenses for the first six months of 2002 were $16.6 million, as compared to $8.5 million in the first six months of 2001. The consolidation of ILCO's operations contributed approximately $9.9 million to operating expenses for the six month period ended June 30, 2002 as compared to $2.2 million for the period from May 18, 2001 to June 30, 2001. The level of operating expenses for the six month period ending June 30, 2002 included: (i) expenses related to acquiring new business; (ii) $318,156 related to the repurchase of James M. Grace's employment contract; and (iii) a donation of $1 million to the Roy F. and Joann Cole Mitte Foundation which was made in the first quarter of 2002, as compared to a $375,000 donation in the first quarter of 2001. For a further discussion of the repurchase of Mr. Grace's employment contract and the donation to the Foundation, see FIC's 10-K for the year ended December 31, 2001, dated April 1, 2002.

Interest expense for the first six months of 2002 was $0, as compared to $0.6 million in the first six months of 2001. This interest expense is related to indebtedness owed to Investors Life by Family Life Corporation (a wholly owned subsidiary of FIC) and FIC. The consolidation of ILCO's operations with those of FIC for the entire six month period ending June 30, 2002 results in the elimination of this interest expense in the income statements of FIC.

The provision for federal income taxes was $1.8 million in the first six months of 2002 as compared to $1.4 million in the first six months of 2001. The inclusion of ILCO's results contributed approximately $1.8 million to the level of federal income taxes for the six months ended June 30, 2002. Because of the Merger and subsequent consolidation of FIC and ILCO's provision for federal income taxes, FIC was not able to utilize the small company tax deduction, which provided lower tax rates. The decrease in federal income taxes from the small company deduction utilized in the six months ended June 30, 2001 was $134,495. Additionally, due to the Merger, the Company will incur approximately $175,000 in federal income taxes in the second quarter of 2002 related to non-deductible compensation.

Equity in Net Income of InterContinental Life Corporation

For the period from January 1, 2001 to May 17, 2001, FIC's equity in the net earnings of ILCO, net of federal income tax, was $1.3 million. Following the merger of ILCO with FIC on May 18, 2001, the results of ILCO were consolidated with those of FIC. Accordingly, there is no equity in net earnings of affiliate results for the period ended June 30, 2002.

Prior to the merger with ILCO, FIC owned 3,591,534 shares of ILCO's common stock. In addition, Family Life owned 342,400 shares of ILCO common stock. As a result, FIC owned, directly and indirectly through Family Life, 3,933,934 shares (approximately 48.1%) of ILCO's common stock. Upon completion of the merger, ILCO became a wholly-owned subsidiary of FIC.

         Results of Operations - Three Months Ended June 30, 2002
               as compared to the Three Months Ended June 30, 2001

For the three-month period ended June 30, 2002, FIC's net income was $1.1 million (basic earnings of $0.12 per common share and diluted earnings of $0.12 per common share) on revenues of $30.0 million as compared to net income of $2.8 million (basic earnings of $0.38 per common share and diluted earnings of $0.38 per common share) on total revenues of $22.1 million in the same three month period of 2001. The increase in total revenues from 2001 to 2002 is primarily attributable to the consolidation of ILCO's operations into FIC's Statements of Income for the entire second quarter of 2002. The decrease in net income from June 30, 2001 to June 30, 2002 was primarily attributable to $1.2 million of increased expenses due to the acquisition of new business that was not capitalized as deferred policy acquisition costs and $1.0 million of capital losses relating to the write-down of two mortgage loans. For a further discussion of the mortgage loans, see "Investments" herein.

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

The ability of Family Life and Investors Life to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, their domiciliary state. Washington limits how and when Family Life and Investors Life can pay shareholder dividends by (a) including the "greater of" standard for payment of dividends to shareholders,
(b) requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and (c) requiring that cash dividends be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of : (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. Neither Investors Life nor Family Life paid any dividends during the first six months of 2002. For the six month period ended June 30, 2002, Investors Life had earned surplus of $51.4 million and a net gain from operations of $3.4 million, and Family Life had earned surplus of $3.6 million and a net gain from operations of $1.9 million.

Prior to the merger of Investors Life and Investors-IN in February 2002, Investors-IN was domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Investors-IN did not make any dividend payments in 2002.

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

FIC's cash and cash equivalents at June 30, 2002 was $7.4 million as compared to $7.1 million at December 31, 2001. Cash and cash equivalents at June 30, 2001 was $12.1 million.

FIC's net cash flow used in operating activities was ($11.7) million for the six month period ending June 30, 2002, as compared to $1.7 million provided by operating activities for the same period in the year 2001. The increase in cash used in operating activities of $13.3 million from the first six months of 2001 to the same period in 2002 was primarily attributable to a $6.6 million increase in agent advances and other receivables due to an increase in federal income taxes recoverable and an increase in amounts due from on a reinsurance treaty, and a decrease in policy liabilities and accruals of $7.5 million.

Net cash flow provided by investing activities was $11.5 million in the six month period ending June 30, 2002, as compared to $5.2 million in the same period of 2001. The cash provided by investing activities was positively affected by an $14.8 million increase in cash from a net change in short-term investments and a $1.7 million decrease in policy loans. These amounts were offset by a ($10.6) million capitalization of real estate.

Net cash flow provided by financing activities was $0.5 million in the first six months of 2002, as compared to $2.5 million in the first six months of 2001. The decrease in cash provided by financing activities is due to $7.0 million in net cash FIC received in the period ended June 30, 2001 due to the acquisition of ILCO.

The cash requirements of FIC, and its holding company subsidiary, Family Life Corporation, consist primarily of its service of the indebtedness created in connection with FIC's ownership of Family Life. As of June 30, 2002, the investment portfolio of Investors Life included $26.1 million of notes receivable from affiliates, represented by (i) a loan of $30 million by Investors Life to Family Life Corporation made in July 1993, in connection with the prepayment of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC, and (ii) a loan of $4.5 million by Investors Life to Family Life Insurance Investment Company made in July 1993, in connection with the same transaction described above.

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

Additionally, in 2002 and 2001, FIC has used cash to pay dividends to shareholders. In May, 2001, the Board of Directors approved a policy pertaining to the payment of dividends to the shareholders of the Company whereby the Company will endeavor to declare and pay, on a semi-annual basis, a dividend on the common stock of the Company so as to provide to the shareholders of the Company an annualized yield of approximately 3% on the market value of the common stock of the Company at the time of the declaration of such dividend. Based on this policy, a dividend of $0.23 per share was paid on June 21, 2002 to shareholders of record on June 7, 2002. The total amount of cash that FIC paid to shareholders for the June 21, 2002 dividend was $2,207,000.

Given the historical cash flow of our subsidiaries and the current financial results, management believes that the cash, cash equivalents and short term investments of FIC and its subsidiaries are sufficient to meet the needs of its business and to satisfy debt service. There are no commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                  Investments

As of June 30, 2002, FIC's invested assets, excluding separate accounts, totaled $746.9 million, a decrease of $9.4 million from $756.3 million at December 31, 2001. The decrease is primarily attributable to a decrease of $4.4 million in fixed maturities available for sale (due to a decrease of $8.7 million in the book value of bonds matured, offset by a $4.3 million increase in the market value of the fixed maturities portfolio), and a decrease of $11.8 million in short-term investments. These decreases in invested assets were partially offset with $9.4 million reinvested in real estate. There are no significant differences between the portfolio composition as of June 30, 2002 as compared to December 31, 2001.

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

A key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for only $32,256 of invested assets as of June 30, 2002 and $45,479 of invested assets at December 31, 2001.

Our fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities and United States Government bonds. As of June 30, 2002, the market value of the fixed maturities available for sale segment was $497.0 million as compared to an amortized cost of $488.0 million or an unrealized gain of $9.0 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. At December 31, 2001, the market value of the fixed maturities available for sale segment was $501.4 million as compared to an amortized cost of $496.7 million.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $138.2 million as of June 30, 2002 as compared to $201.8 million at December 31, 2001, and mortgage-backed pass-through securities of $24.1 million as of June 30, 2002 and $31.2 million at December 31, 2001. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 45.6% of the book value of FIC's mortgage-backed securities at June 30, 2002, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At June 30, 2002, PAC and TAC instruments and scheduled bonds represented approximately 54.4% of the book value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 30.8% of the book value of FIC's mortgage-backed securities at June 30, 2002. In addition, FIC's insurance subsidiaries limit the risk of prepayment of CMOs by not paying a premium for any CMOs. FIC's insurance subsidiaries do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. FIC's insurance subsidiaries did not have any z-accrual bonds as of June 30, 2002. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. For the year 2002, the investment objectives of FIC's insurance subsidiaries include the making of selected investments in CMOs.

The securities valuation office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. As of June 30, 2002, the majority of our bonds are investment grade (Category 1 and 2). The Company's fixed maturities portfolio (including short-term investments), included only a non-material amount of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated by the SVO as "3" (medium quality) or below.

FIC's short-term investments consist primarily of U.S. Government bonds. The level of short-term investments at June 30, 2002 was $126.5 million, as compared to $138.3 million as of December 31, 2001. The $11.8 million decrease in short-term investments was offset by a $9.4 million increase in invested real estate.

Invested real estate at June 30, 2002 was $70.4 million as compared to $61.0 million at December 31, 2001. The real estate investment is primarily related to the development of the River Place Pointe project ("River Place Pointe") by Investors Life. In October 1998, Investors Life purchased River Place Pointe, which consisted of two adjoining tracts of land located in Austin, Texas, totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors Life obtained a Site Development Permit for the tracts from the City of Austin allowing for the construction of seven office buildings Totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the Project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. Construction on the second section continued during the first six months of 2002, including work on buildings five, six and seven. Building five was completed during the second quarter of 2002 and completion of the remainder of the project is expected by the end of 2002.

As of June 30, 2002, Investors Life had invested $91.7 million in the construction of River Place Pointe, of which $19.9 million is recorded on FIC's balance sheet as real estate occupied by the Company. Investors Life paid $10.6 million during the first six months of 2002 on construction of the project and expects to pay an additional $5.4 million to complete the project. As of June 30, 2002, 302,589 rentable square feet of office space was leased and 152,858 rentable square feet was available for lease. Upon the completion of the remainder of the project, which includes two more office buildings, there will be 128,824 additional rentable square feet available for lease. According to the Federal Deposit Insurance Corporation's ("FDIC") National Edition of Regional Outlook, Second Quarter, 2002, the Austin office market posted the nation's greatest increase in office vacancy rate (15.2 percentage points) from first-quarter 2001 to first-quarter 2002, and, at 23.3 percent, ranks second in the country. Additionally, the FDIC report states that sublease space in Austin is nearly 3.5 million square feet, or 44 percent of the metro area's total vacant space, and will remain an obstacle to on the recovery of Austin's office market.

As of June 30, 2002, $3.7 million was invested in mortgage loans, as compared to $4.7 million at December 31, 2001. The Company does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At June 30, 2002, none of the mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure. The Company participates with a third party in two mortgage loans in New York state, Champlain Centre Mall and Salmon Run Mall, with a total balance due of $4.6 million at June 30, 2002. On June 18, 2002, the Company agreed to a proposed payoff of these loans at a discount. The borrower paid off the loans in August, 2002, with a payment of $3.6 million. The Company reduced the carrying value of the two loans by $1.0 million as of June 30, 2002 as an impairment of an invested asset.

Policy loans totaled $48.2 million at June 30, 2002, as compared to $49.8 million at December 31, 2001.

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of FIC's life insurance subsidiaries enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

                          Critical Accounting Policies

The financial statements contain a summary of FIC's critical accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of FIC's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include valuation of : investments and deferred acquisition costs and present value of future profits. For the six month period ended June 30, 2002, the Company's critical accounting policies also included the cumulative effect of accounting changes regarding the goodwill acquired from the merger with ILCO.

Cumulative Effect of Accounting Changes. During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 eliminates the practice of amortizing and deferring excess of fair value of net assets acquired over cost and requires unallocated negative goodwill to be recognized immediately. In accordance with the standard, FIC ceased negative goodwill amortization on January 1, 2002 and recognized the unamortized balance of $15.7 million of negative goodwill acquired in the Merger.

Investments. The Company's investments primarily consist of fixed maturity securities, which include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed securities are based on quoted market prices or dealer quotes. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Generally accepted accounting principles require that investments be written down to fair value when declines in value are considered other than temporary. When such impairments occur, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established. During the second quarter of 2002 an impairment write-down was recorded resulting in a realized loss of $1.0 million in two mortgage loans.

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

From the period of January 1, 2001 through May 18, 2001, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.

For a further discussion of accounting standards, refer to the discussion under the caption New Accounting Pronouncements herein.


                               Subsequent Events

Separate Accounts

As of August 1, 2002, the separate account assets of the Company were adjusted to reflect the results of a review of policyholder liability accounts. A subsidiary of the Company (Investors Life Insurance Company of North America) sponsors two variable annuity separate accounts, representing twelve separate divisions. The assets of each division are invested in shares of a designated unaffiliated mutual fund. The sponsor increased the assets of five divisions in an aggregate amount of $279,981, with a corresponding increase in the contractholder interests in the separate accounts. With respect to the six divisions for which the net assets attributable to contractholders were less than the amount of assets held in the underlying fund, the sponsor decreased the assets in an aggregate amount of $490,322.

In addition, Investors Life administers a variable annuity separate account for a third party insurer. That separate account consists of fourteen divisions. The assets of each division are invested in shares of a designated mutual fund. As a result of the referenced review, Investors Life funded an increase in the assets of five divisions in an aggregate amount of $357,585, with a corresponding increase in the contractholder interests in the separate account. Investors Life is considering the contractual indemnification rights, if any, it may have as to the sponsor of the separate account.

Administrative Leave of President, Chief Executive Officer and Chairman of the Board

Effective August 19, 2002, the Board of Directors of the Company placed Roy F. Mitte, the President, Chief Executive Officer and Chairman of the Board of the Registrant, on administrative leave pending the satisfactory completion of a review by the Audit Committee of the Board of Directors into certain expenses that were paid by the Company during the reporting period and prior reporting periods that may have been personal, rather than business-related expenses, of Mr. Mitte. On August 15, 2002, the Audit Committee retained independent counsel to conduct such review. The Board of Directors elected Dr. Eugene Payne as a Director of the Registrant and appointed him as interim Chairman of the Board and appointed Thomas C. Richmond, a Director and Vice President, as Chief Operating Officer. On August 24, 2002, the Board of Directors appointed Mr. Richmond to the additional position of interim Chief Executive Officer.


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

     Interest Rate Risk. The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $25.7 million at June 30, 2002 and $24.6 million at December 31, 2001. For purposes of the foregoing estimate, fixed maturities and short- term investments were taken into account. The market value of such assets was $624.5 million at June 30, 2002 and $640.7 million at December 31, 2001.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $173.2 million at June 30, 2002 and $209.9 million at December 31, 2001. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $3.9 million at June 30, 2002 and $6.7 million at December 31, 2001.

Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders.

The Company does not use derivative financial instruments to manage our exposure to fluctuations in interest rates.

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

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders was held on June 4, 2002. The only matter submitted at the meeting to a vote of the Shareholders was the election of directors. All of the nominees had previously served as directors of the Company, and all were reelected as directors.

     The voting tabulation as to each nominee was as follows:

         Name                           In Favor                Withheld

     Hans Annarino                      6,560,526               564,664
     John D. Barnett                    6,579,707               545,483
     David G. Caldwell                  6,560,476               564,714
     S. Tim Casey                       6,559,692               565,498
     Jeffrey H. Demgen                  6,559,322               565,868
     Theodore A. Fleron                 6,559,307               565,883
     W. Lewis Gilcrease                 6,561,613               563,577
     Roy F. Mitte                       6,553,349               571,841
     M. Scott Mitte                     6,551,744               573,446
     Elizabeth T. Nash                  6,561,012               564,178
     Frank Parker                       6,580,989               544,201
     Thomas C. Richmond                 6,558,632               566,558

Item 5.  Other Information

     Receipt of Delisting Notification from Nasdaq

     On August 20, 2002, the Company received a notification from Nasdaq stating that Nasdaq had not received the Company's 10-Q for the period ended June 30, 2002 as required by Marketplace Rule 4310(c)(14) and thus the Company's securities would be delisted from the Nasdaq Stock Market at the opening of business on August 28, 2002 unless the Company requests a hearing in accordance with the Marketplace Rules. As a result, the trading symbol for the Company's securities were changed from FNIN to FNINE at the opening of business on August 23, 2002.

The Company intends to make a timely request for a hearing before the Nasdaq Listing Qualification Panel to review the determination and shall make a public announcement on or before August 27, 2002, through the news media that discloses the receipt of the above-refernced notification, as requeisted by the Marketplace Rules.


Item 6. Exhibits and Reports on Form 8-K:

     (a) Exhibits

          Form 10-K Annual Report of Registrant for the year ended December 31, 2001 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

          Material Contracts - Relating to Management Compensation Plans or Arrangements

          10.27 Employment Agreement between Registrant and Jeffrey H. Demgen dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002, as amended on August 19, 2002.

          10.28 Employment Agreement between Registrant and Thomas C. Richmond dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002.

          10.29 Employment Agreement between Registrant and Hans Annarino dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002.

          10.30 Employment Agreement between Registrant and Theodore A. Fleron dated as of March 22, 2002 and ratified by the Board of Directors on August 17, 2002.

     (b) Reports on Form 8-K:

          (i) On August 15, 2002, the Registrant filed a Current Report on Form 8-K. The current report pertained to the filing of a Form 12b-25, Notification of Late Filing, indicating that the quarterly report would not be timely filed for the quarter ended June 30, 2002. The Company indicated in the Form 8-K filing that it had been working diligently to prepare its consolidated financial statements for the quarter and six-month periods ended June 30, 2002 and such consolidated financial statements had been substantially completed. However, in connection with the preparation of such reports, management discovered that certain expenses that were paid by the Company during the reporting period and prior reporting periods may have been personal, rather than business-related expenses, of the President and Chief Executive Officer of the Company. On August 15, 2002, the Audit Committee of the Board of Directors retained independent counsel to conduct a review for the current and prior periods.

          (ii) On August 20, 2002, the Registrant filed a Current Report on Form 8-K. The current report pertained to the administrative leave of Roy
          F. Mitte, the President, Chief Executive Officer and Chairman of the Board of the Registrant, pending the completion of the review by the Audit Committee of the matters described in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2002.

          The Form 8-K further indicated that (a) Dr. Eugene Payne was elected a Director of the Registrant and has been appointed interim Chairman of the Board; (b) Thomas C. Richmond, who has been Registrant's Vice President in charge of Operations and the Executive Vice President of Operations for Registrant's two life insurance company subsidiaries, has been given the formal title of Chief Operations Officer; and (c) the Company formed a Special Committee of the Board of Directors to review and consider the structure and functions of the offices of the President and the Chief Executive Officer during the administrative leave.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL INDUSTRIES CORPORATION




__________________________________              ________________________________
Jeffrey H. Demgen                               David C. Hopkins
Vice-President & Chief Financial Officer        Chief Accounting Officer

Date:   August 26, 2002

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Financial Industries Corporation ("FIC") on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we Thomas
C. Richmond, Interim Chief Executive Officer, and Jeffrey H. Demgen, Chief Financial Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that to our knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of FIC.



______________________________                    ______________________________
Thomas C. Richmond                                Jeffrey H. Demgen
Interim Chief Executive Officer                   Chief Financial Officer


Date: August 26, 2002

                                  EXHIBIT 10.27

                              EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is entered into as of May 1, 2002, between Financial Industries Corporation, a Texas corporation with its principal place of business located at 6500 River Place Blvd., Building One, Austin, Texas 78730 (the "Company"), and Jeffrey H. Demgen, of 6500 River Place Blvd., Building One, Austin, Texas 78730 (the "Employee").

                                    RECITALS

     The Company is primarily engaged in the business of insurance and financial services.

     The Company desires to employ the Employee, and the Employee desires to be so employed by the Company, on the terms and subject to the conditions set forth in this Agreement.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the premises and the mutual promises set forth in this Agreement, the Company and the Employee hereby agree as follows:

     1. Employment.

     (a) Subject to the terms and conditions contained herein, the Company hereby agrees to employ the Employee, and the Employee accepts such employment, from the date hereof through December 31, 2005. During the Employee's employment under this Agreement, the Employee shall perform such duties for the Company as are customarily performed by an employee in a similar position or as may from time to time be assigned to the Employee by the board of directors of the Company (the "Board") or by the President of the Company. The Employee shall have the title of Vice President or such other title or titles, if any, as from time to time may be assigned to the Employee by the Board.

     (b) The Employee agrees to perform faithfully, industriously, and to the best of the Employee's ability, experience, and talents, all of the duties as assigned to him as needed from time to time. So long as the Employee is employed by the Company, the Employee shall not, without the written consent of the
Company:


                                  Exhibit A-1

          (i) engage in any other activity for compensation, profit or other pecuniary advantage, during the term of this Agreement;

          (ii) render or perform services of a business, professional, or commercial nature, either alone or as an employee, consultant, director, officer, or partner of another business entity, whether or not for compensation, which services are competitive with or adverse to the business of the Company or its affiliates or subsidiaries; or

          (iii) invest in or become a shareholder of another corporation or other entity (other than an affiliate of the Company) which business is competitive with or adverse to the business of the Company or its affiliates or subsidiaries, if such investment requires active involvement of the Employee in the operation of said corporation or other entity.

     2. Location of Employment. The Employee's principal place of employment shall be at the principal executive offices of the Company located at 6500 River Place Blvd., Building One, Austin, Texas 78730, or the Austin area. Employee shall not be required to perform services for the Company or its affiliates outside of the Central Texas area.

     3. Compensation.

     (a) In exchange for full performance of the Employee's obligations and duties under this Agreement, the Company shall pay the Employee $180,000 per year. Such payments shall be payable in installments in accordance with the Company's regular payroll schedule.

     (b) The base salary described in subsection (a) hereof is a gross amount, and the Company shall be required to withhold from such amount deductions with respect to Federal, state and local taxes, FICA, unemployment compensation taxes and similar taxes, assessments or withholding requirements.

     (c) During the Employee's employment under this Agreement, the Employee shall also be reimbursed by the Company for reasonable business expenses actually incurred or paid by the Employee, consistent with the policies established by the Board, in rendering to the Company or its affiliates the services provided for in this Agreement, upon presentation of expense statements or such other supporting information as is consistent with the policies of the Company.


                                  Exhibit A-2

     (d) The Employee shall be entitled to participate in all benefit plans (including but not limited to, deferred compensation plans, medical, dental, or life insurance plans) which shall be available from time to time to the management employees of the Company (including the management employees of an affiliate of the Company) generally. If, for any reason, the Company is unable to make available to Employee coverage under the life insurance or the group medical insurance plans generally available to employees of the Company, the
Company shall obtain substantially similar individual life insurance, and medical insurance benefits for Employee and his family. The dollar amount of the Employee's contribution to the premiums for such individual life insurance and medical insurance benefits shall not exceed the dollar amount of the contribution which would otherwise have been made by Employee under the group life and medical plans generally available to employees of the Company.

     4. Term.

     (a) This Agreement shall be effective as of the date first written above, and shall terminate on December 31, 2005. The Agreement may not be terminated by the Company prior to such date, other than as set forth herein. If Employee is terminated in a manner other than as provided herein, the Company shall pay the Employee the remaining salary through the end of the term of this Agreement.

     (b) The employment of the Employee under this Agreement shall terminate on the date of the Employee's death.

     (c) The employment of the Employee under this Agreement may be terminated by the Company upon written notice from the Board that, in the opinion of the Board, the Employee has (i) demonstrated willful misconduct in the execution of the Employee's duties which have been appropriately assigned in accordance with the terms and provisions of this Agreement, (ii) been convicted of or pleaded nolo contendere to a felony or other serious crime involving the theft or misappropriation of money, or (iii) misappropriated assets of the Company.

     (d) The employment of the Employee under this Agreement shall terminate upon receipt by the Board of a written notice of resignation signed by the Employee or, if no notice is given, on the date on which the Employee voluntarily terminates his employment relationship with the Company. In such event, Employee shall not be entitled to any further compensation or benefits hereunder.

     (e) If the Employee's employment is terminated pursuant to this Section 4(c) or 4(d), the Employee shall not be entitled to any compensation or benefits from the Company, under Section 3 of this Agreement or otherwise, except for the following:


                                  Exhibit A-3

          (i) base salary accrued, and reasonable business expenses incurred, under Section 3 of this Agreement through the date of such termination; and
     (ii) such benefits, if any, as may be required to be provided by the Company under the Comprehensive Omnibus Budget Reconciliation Act (COBRA), or any successor or similar legislation.

     (f) In the event of a Change in Control of the Company, the remaining amounts payable under this Agreement shall become immediately due and payable in one lump sum. Following such payment, this Agreement shall terminate.

     5. Employee's Representations.

     (a) The Employee represents that he has full authority to enter into this Agreement and that he is free to enter into this Agreement and not under any contractual restraint which would prohibit the Employee from satisfactorily performing his duties to the Company under this Agreement.

     (b) The Employee acknowledges that he is free to seek advice from independent counsel with respect to this Agreement. The Employee has either obtained such advice or, after carefully reviewing this Agreement, has decided to forego such advice. The Employee is not relying on any representation or advice from the Company or any of its officers, directors, attorneys or other representatives regarding this Agreement, its content or effect.

     6. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas.

     7. Entire Agreement. This Agreement constitutes the whole agreement of the parties hereto in reference to any employment of the Employee by the Company and in reference to any of the matters or things herein provided for or hereinabove discussed or mentioned in reference to such employment; all prior agreements, promises, representations and understandings relative thereto being herein merged.


                                  Exhibit A-4

     8. Assignability.

     (a) In the event the Company shall merge or consolidate with any other corporation, partnership or business entity, or all or substantially all of the Company's business or assets shall be transferred in any manner to any other corporation, partnership or business entity, then such successor to the Company shall thereupon succeed to, and be subject to, all rights, interests, duties and obligations of, and shall thereafter be deemed for all purposes hereof to be, the "Company" under this Agreement.

     (b) This Agreement is personal in nature and the Employee shall not, without the written consent of the Company, assign or transfer this Agreement or any rights or obligations hereunder.

     (c) Except as set forth in subsection (a) above, nothing expressed or implied in this Agreement is intended or shall be construed to confer upon or give to any person, other than the parties to this Agreement, any right, remedy or claim under or by reason of this Agreement or of any term, covenant or condition of this Agreement.

     9. Amendments; Waivers. This Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms or covenants of this Agreement may be waived only by a written instrument executed by the parties to this Agreement or, in the case of a waiver, by the party waiving compliance. Any such written instrument must be approved by the Board to be effective as against the Company. The failure of any party at any time or times to require performance of any provision of this Agreement shall in no manner affect the right at a later time to enforce the same. No waiver by any party of the breach of any term or provision contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such breach, or a waiver of the breach of any other term or covenant contained in this Agreement.

     10. Notice. All notices, requests or consents required or permitted under this Agreement shall be made in writing and shall be given to the other party by personal delivery, overnight air courier (with receipt signature) or facsimile transmission (with "answerback" confirmation of transmission), if to the Company, sent as follows:  Financial Industries Corporation,
          Attention: Legal Department, 6500 River Place Blvd., Building One, Austin, Texas 78730, and

          if to the Employee: Jeffrey H. Demgen, 6500 River Place Blvd., Building One, Austin, Texas 78730,


                                  Exhibit A-5
or such other addresses or telecopy numbers of which the parties have given notice pursuant to this Section 10. Each such notice, request or consent shall be deemed effective upon the date of mailing of such notice, provided the mailing party retains a receipt signature or confirmation of transmission, as applicable.

     11. Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     IN WITNESS WHEREOF, the parties to this Agreement have executed this Employment Agreement as of the date first above written.


Financial Industries Corporation
a Texas Corporation


By: ______________________________
    Roy F. Mitte
    Chairman, President and Chief Executive Officer



Employee: _____________________________
          Jeffrey H. Demgen



Witnessed By: _________________________
              Sheryl Kinlaw
              Counsel


                                  Exhibit A-6

                     FIRST AMENDMENT TO EMPLOYMENT AGREEMENT


     THIS FIRST AMENDMENT TO EMPLOYMENT AGREEMENT (this "Amendment"), dated as of August 19, 2002 Financial Industries Corporation, a Texas corporation ("FIC"), and Jeffrey H. Demgen ("Demgen").

     WHEREAS, the parties have entered into an employment agreement, dated as of May 1, 2002 and ratified by the Board of Directors of FIC on August 17, 2002 (the "Employment Agreement"); and

     WHEREAS, FIC and Demgen desire to amend the terms of the Employment Agreement pursuant to the terms hereof.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, FIC and Demgen hereby agree as follows:

     1. Amendment:

Paragraph 4(d) of the Employment Agreement is hereby amended in its entirety to read as follows:

          (d) The employment of the Employee under this Agreement shall not terminate upon the voluntary resignation of the Employee of his resignation as Vice President and Chief Financial Officer of the Company or, if no notice is given, on the date on which the Employee voluntarily terminates his employment relationship with the Company. In such event, Employee shall continue to be entitled to the compensation and benefits provided hereunder.

     2. Confirmation. Except as amended by this Amendment, the Employment Agreement shall remain in full force and effect.

     3. Instruments to be Read Together. This Amendment shall form a part of the Employment Agreement for all purposes and the Employment Agreement and this Amendment shall henceforth be read together.


                                  Exhibit B-1

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


FINANCIAL INDUSTRIES CORPORATION


By:  ______________________________
Name:
Title:  ___________________________



__________________________________
Jeffrey H. Demgen


                                  Exhibit B-2

                                  EXHIBIT 10.28

                              EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is entered into as of May 1, 2002, between Financial Industries Corporation, a Texas corporation with its principal place of business located at 6500 River Place Blvd., Building One, Austin, Texas 78730 (the "Company"), and Thomas C. Richmond, of 1004 Antelope Ridge, Cedar Park, Texas 78613 (the "Employee").

                                    RECITALS

The Company is primarily engaged in the business of insurance and financial services.

The Company desires to employ the Employee, and the Employee desires to be so employed by the Company, on the terms and subject to the conditions set forth in this Agreement.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the premises and the mutual promises set forth in this Agreement, the Company and the Employee hereby agree as follows:

     1. Employment.

     (a) Subject to the terms and conditions contained herein, the Company hereby agrees to employ the Employee, and the Employee accepts such employment, from the date hereof through December 31, 2005. During the Employee's employment under this Agreement, the Employee shall perform such duties for the Company as are customarily performed by an employee in a similar position or as may from time to time be assigned to the Employee by the board of directors of the Company (the "Board") or by the President of the Company. The Employee shall have the title of Vice President or such other title or titles, if any, as from time to time may be assigned to the Employee by the Board.

     (b) The Employee agrees to perform faithfully, industriously, and to the best of the Employee's ability, experience, and talents, all of the duties as assigned to him as needed from time to time. So long as the Employee is employed by the Company, the Employee shall not, without the written consent of the
Company:

          (i) engage in any other activity for compensation, profit or other pecuniary advantage, during the term of this Agreement;


                                  Exhibit C-1

          (ii) render or perform services of a business, professional, or commercial nature, either alone or as an employee, consultant, director, officer, or partner of another business entity, whether or not for compensation, which services are competitive with or adverse to the business of the Company or its affiliates or subsidiaries; or

          (iii) invest in or become a shareholder of another corporation or other entity (other than an affiliate of the Company) which business is competitive with or adverse to the business of the Company or its affiliates or subsidiaries, if such investment requires active involvement of the Employee in the operation of said corporation or other entity.

     2. Location of Employment. The Employee's principal place of employment shall be at the principal executive offices of the Company located at 6500 River Place Blvd., Building One, Austin, Texas 78730, or the Austin area. Employee shall not be required to perform services for the Company or its affiliates outside of the Central Texas area.

     3. Compensation.

     (a) In exchange for full performance of the Employee's obligations and duties under this Agreement, the Company shall pay the Employee $180,000 per year. Such payments shall be payable in installments in accordance with the Company's regular payroll schedule.

     (b) The base salary described in subsection (a) hereof is a gross amount, and the Company shall be required to withhold from such amount deductions with respect to Federal, state and local taxes, FICA, unemployment compensation taxes and similar taxes, assessments or withholding requirements.

     (c) During the Employee's employment under this Agreement, the Employee shall also be reimbursed by the Company for reasonable business expenses actually incurred or paid by the Employee, consistent with the policies established by the Board, in rendering to the Company or its affiliates the services provided for in this Agreement, upon presentation of expense statements or such other supporting information as is consistent with the policies of the Company.

     (d) The Employee shall be entitled to participate in all benefit plans (including but not limited to, deferred compensation plans, medical, dental, or life insurance plans) which shall be available from time to time to the management employees of the Company (including the management employees of an affiliate of the Company) generally. If, for any reason, the Company is unable to make available to Employee coverage under the life insurance or the group medical insurance plans generally available to employees of the Company, the
Company shall obtain substantially similar individual life insurance, and medical insurance benefits for Employee and his family. The dollar amount of the Employee's contribution to the premiums for such individual life insurance and medical insurance benefits shall not exceed the dollar amount of the contribution which would otherwise have been made by Employee under the group life and medical plans generally available to employees of the Company.


                                  Exhibit C-2

     4. Term.

     (a) This Agreement shall be effective as of the date first written above, and shall terminate on December 31, 2005. The Agreement may not be terminated by the Company prior to such date, other than as set forth herein. If Employee is terminated in a manner other than as provided herein, the Company shall pay the Employee the remaining salary through the end of the term of this Agreement.

     (b) The employment of the Employee under this Agreement shall terminate on the date of the Employee's death.

     (c) The employment of the Employee under this Agreement may be terminated by the Company upon written notice from the Board that, in the opinion of the Board, the Employee has (i) demonstrated willful misconduct in the execution of the Employee's duties which have been appropriately assigned in accordance with the terms and provisions of this Agreement, (ii) been convicted of or pleaded nolo contendere to a felony or other serious crime involving the theft or misappropriation of money, or (iii) misappropriated assets of the Company.

     (d) The employment of the Employee under this Agreement shall terminate upon receipt by the Board of a written notice of resignation signed by the Employee or, if no notice is given, on the date on which the Employee voluntarily terminates his employment relationship with the Company. In such event, Employee shall not be entitled to any further compensation or benefits hereunder.

     (e) If the Employee's employment is terminated pursuant to this Section 4(c) or 4(d), the Employee shall not be entitled to any compensation or benefits from the Company, under Section 3 of this Agreement or otherwise, except for the following:

          (i) base salary accrued, and reasonable business expenses incurred, under Section 3 of this Agreement through the date of such termination; and

          (ii) such benefits, if any, as may be required to be provided by the Company under the Comprehensive Omnibus Budget Reconciliation Act (COBRA), or any successor or similar legislation.

     (f) In the event of a Change in Control of the Company, the remaining amounts payable under this Agreement shall become immediately due and payable in one lump sum. Following such payment, this Agreement shall terminate.


                                  Exhibit C-3

     5. Employee's Representations.

     (a) The Employee represents that he has full authority to enter into this Agreement and that he is free to enter into this Agreement and not under any contractual restraint which would prohibit the Employee from satisfactorily performing his duties to the Company under this Agreement.

     (b) The Employee acknowledges that he is free to seek advice from independent counsel with respect to this Agreement. The Employee has either obtained such advice or, after carefully reviewing this Agreement, has decided to forego such advice. The Employee is not relying on any representation or advice from the Company or any of its officers, directors, attorneys or other representatives regarding this Agreement, its content or effect.

     6. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas.

     7. Entire Agreement. This Agreement constitutes the whole agreement of the parties hereto in reference to any employment of the Employee by the Company and in reference to any of the matters or things herein provided for or hereinabove discussed or mentioned in reference to such employment; all prior agreements, promises, representations and understandings relative thereto being herein merged.

     8. Assignability.

     (a) In the event the Company shall merge or consolidate with any other corporation, partnership or business entity, or all or substantially all of the Company's business or assets shall be transferred in any manner to any other corporation, partnership or business entity, then such successor to the Company shall thereupon succeed to, and be subject to, all rights, interests, duties and obligations of, and shall thereafter be deemed for all purposes hereof to be, the "Company" under this Agreement.

     (b) This Agreement is personal in nature and the Employee shall not, without the written consent of the Company, assign or transfer this Agreement or any rights or obligations hereunder.

     (c) Except as set forth in subsection (a) above, nothing expressed or implied in this Agreement is intended or shall be construed to confer upon or give to any person, other than the parties to this Agreement, any right, remedy or claim under or by reason of this Agreement or of any term, covenant or condition of this Agreement.


                                  Exhibit C-4

     9. Amendments; Waivers. This Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms or covenants of this Agreement may be waived only by a written instrument executed by the parties to this Agreement or, in the case of a waiver, by the party waiving compliance. Any such written instrument must be approved by the Board to be effective as against the Company. The failure of any party at any time or times to require performance of any provision of this Agreement shall in no manner affect the right at a later time to enforce the same. No waiver by any party of the breach of any term or provision contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such breach, or a waiver of the breach of any other term or covenant contained in this Agreement.

     10. Notice. All notices, requests or consents required or permitted under this Agreement shall be made in writing and shall be given to the other party by personal delivery, overnight air courier (with receipt signature) or facsimile transmission (with "answerback" confirmation of transmission), if to the Company, sent as follows:  Financial Industries Corporation,
          Attention: Legal Department, 6500 River Place Blvd., Building One, Austin, Texas 78730, and

          if to the Employee: Thomas C. Richmond, 1004 Antelope Ridge, Cedar Park, Texas 78613,

or such other addresses or telecopy numbers of which the parties have given notice pursuant to this Section 10. Each such notice, request or consent shall be deemed effective upon the date of mailing of such notice, provided the mailing party retains a receipt signature or confirmation of transmission, as applicable.

     11. Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     IN WITNESS WHEREOF, the parties to this Agreement have executed this Employment Agreement as of the date first above written.


                                  Exhibit C-5

Financial Industries Corporation
a Texas corporation


By: __________________________
    Roy F. Mitte
    Chairman, President and Chief Executive Officer



Employee: _____________________________
          Thomas C. Richmond


Witnessed By: _____________________________
              Sheryl Kinlaw
              Counsel


                                  Exhibit C-6

                                  EXHIBIT 10.29

                              EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is entered into as of May 1, 2002, between Financial Industries Corporation, a Texas corporation with its principal place of business located at 6500 River Place Blvd., Building One, Austin, Texas 78730 (the "Company"), and Hans Annarino, of 542 East Milam, La Grange, Texas 78945 (the "Employee").

                                    RECITALS

The Company is primarily engaged in the business of insurance and financial services.

The Company desires to employ the Employee, and the Employee desires to be so employed by the Company, on the terms and subject to the conditions set forth in this Agreement.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the premises and the mutual promises set forth in this Agreement, the Company and the Employee hereby agree as follows:

     1. Employment.

     (a) Subject to the terms and conditions contained herein, the Company hereby agrees to employ the Employee, and the Employee accepts such employment, from the date hereof through December 31, 2005. During the Employee's employment under this Agreement, the Employee shall perform such duties for the Company as are customarily performed by an employee in a similar position or as may from time to time be assigned to the Employee by the board of directors of the Company (the "Board") or by the President of the Company. The Employee shall have the title of Vice President or such other title or titles, if any, as from time to time may be assigned to the Employee by the Board.

     (b) The Employee agrees to perform faithfully, industriously, and to the best of the Employee's ability, experience, and talents, all of the duties as assigned to him as needed from time to time. So long as the Employee is employed by the Company, the Employee shall not, without the written consent of the
Company:

          (i) engage in any other activity for compensation, profit or other pecuniary advantage, during the term of this Agreement;


                                  Exhibit D-1

          (ii) render or perform services of a business, professional, or commercial nature, either alone or as an employee, consultant, director, officer, or partner of another business entity, whether or not for compensation, which services are competitive with or adverse to the business of the Company or its affiliates or subsidiaries; or

          (iii) invest in or become a shareholder of another corporation or other entity (other than an affiliate of the Company) which business is competitive with or adverse to the business of the Company or its affiliates or subsidiaries, if such investment requires active involvement of the Employee in the operation of said corporation or other entity.

     2. Location of Employment. The Employee's principal place of employment shall be at the principal executive offices of the Company located at 6500 River Place Blvd., Building One, Austin, Texas 78730, or the Austin area. Employee shall not be required to perform services for the Company or its affiliates outside of the Central Texas area.

     3. Compensation.

     (a) In exchange for full performance of the Employee's obligations and duties under this Agreement, the Company shall pay the Employee $195,000 per year. Such payments shall be payable in installments in accordance with the Company's regular payroll schedule.

     (b) The base salary described in subsection (a) hereof is a gross amount, and the Company shall be required to withhold from such amount deductions with respect to Federal, state and local taxes, FICA, unemployment compensation taxes and similar taxes, assessments or withholding requirements.

     (c) During the Employee's employment under this Agreement, the Employee shall also be reimbursed by the Company for reasonable business expenses actually incurred or paid by the Employee, consistent with the policies established by the Board, in rendering to the Company or its affiliates the services provided for in this Agreement, upon presentation of expense statements or such other supporting information as is consistent with the policies of the Company.


                                  Exhibit D-2

 (d) The Employee shall be entitled to participate in all benefit plans (including but not limited to, deferred compensation plans, medical, dental, or life insurance plans) which shall be available from time to time to the management employees of the Company (including the management employees of an affiliate of the Company) generally. If, for any reason, the Company is unable to make available to Employee coverage under the life insurance or the group medical insurance plans generally available to employees of the Company, the
Company shall obtain substantially similar individual life insurance, and medical insurance benefits for Employee and his family. The dollar amount of the Employee's contribution to the premiums for such individual life insurance and medical insurance benefits shall not exceed the dollar amount of the contribution which would otherwise have been made by Employee under the group life and medical plans generally available to employees of the Company.

     4. Term.

     (a) This Agreement shall be effective as of the date first written above, and shall terminate on December 31, 2005. The Agreement may not be terminated by the Company prior to such date, other than as set forth herein. If Employee is terminated in a manner other than as provided herein, the Company shall pay the Employee the remaining salary through the end of the term of this Agreement.

     (b) The employment of the Employee under this Agreement shall terminate on the date of the Employee's death.

     (c) The employment of the Employee under this Agreement may be terminated by the Company upon written notice from the Board that, in the opinion of the Board, the Employee has (i) demonstrated willful misconduct in the execution of the Employee's duties which have been appropriately assigned in accordance with the terms and provisions of this Agreement, (ii) been convicted of or pleaded nolo contendere to a felony or other serious crime involving the theft or misappropriation of money, or (iii) misappropriated assets of the Company.

     (d) The employment of the Employee under this Agreement shall terminate upon receipt by the Board of a written notice of resignation signed by the Employee or, if no notice is given, on the date on which the Employee voluntarily terminates his employment relationship with the Company. In such event, Employee shall not be entitled to any further compensation or benefits hereunder.


                                  Exhibit D-3

     (e) If the Employee's employment is terminated pursuant to this Section 4(c) or 4(d), the Employee shall not be entitled to any compensation or benefits from the Company, under Section 3 of this Agreement or otherwise, except for the following:

          (i) base salary accrued, and reasonable business expenses incurred, under Section 3 of this Agreement through the date of such termination; and

          (ii) such benefits, if any, as may be required to be provided by the Company under the Comprehensive Omnibus Budget Reconciliation Act (COBRA), or any successor or similar legislation.

     5. Employee's Representations.

     (a) The Employee represents that he has full authority to enter into this Agreement and that he is free to enter into this Agreement and not under any contractual restraint which would prohibit the Employee from satisfactorily performing his duties to the Company under this Agreement.

     (b) The Employee acknowledges that he is free to seek advice from independent counsel with respect to this Agreement. The Employee has either obtained such advice or, after carefully reviewing this Agreement, has decided to forego such advice. The Employee is not relying on any representation or advice from the Company or any of its officers, directors, attorneys or other representatives regarding this Agreement, its content or effect.

     6. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas.

     7. Entire Agreement. This Agreement constitutes the whole agreement of the parties hereto in reference to any employment of the Employee by the Company and in reference to any of the matters or things herein provided for or hereinabove discussed or mentioned in reference to such employment; all prior agreements, promises, representations and understandings relative thereto being herein merged.

     8. Assignability.

     (a) In the event the Company shall merge or consolidate with any other corporation, partnership or business entity, or all or substantially all of the Company's business or assets shall be transferred in any manner to any other corporation, partnership or business entity, then such successor to the Company shall thereupon succeed to, and be subject to, all rights, interests, duties and obligations of, and shall thereafter be deemed for all purposes hereof to be, the "Company" under this Agreement.


                                  Exhibit D-4

(b) This Agreement is personal in nature and the Employee shall not, without the written consent of the Company, assign or transfer this Agreement or any rights or obligations hereunder.

     (c) Except as set forth in subsection (a) above, nothing expressed or implied in this Agreement is intended or shall be construed to confer upon or give to any person, other than the parties to this Agreement, any right, remedy or claim under or by reason of this Agreement or of any term, covenant or condition of this Agreement.

     9. Amendments; Waivers. This Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms or covenants of this Agreement may be waived only by a written instrument executed by the parties to this Agreement or, in the case of a waiver, by the party waiving compliance. Any such written instrument must be approved by the Board to be effective as against the Company. The failure of any party at any time or times to require performance of any provision of this Agreement shall in no manner affect the right at a later time to enforce the same. No waiver by any party of the breach of any term or provision contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such breach, or a waiver of the breach of any other term or covenant contained in this Agreement.

     10. Notice. All notices, requests or consents required or permitted under this Agreement shall be made in writing and shall be given to the other party by personal delivery, overnight air courier (with receipt signature) or facsimile transmission (with "answerback" confirmation of transmission), if to the Company, sent as follows:  Financial Industries Corporation,
          Attention: Legal Department, 6500 River Place Blvd., Building One, Austin, Texas 78730, and

          if to the Employee: Hans Annarino, 542 East Milam, La Grange, Texas 78945,

or such other addresses or telecopy numbers of which the parties have given notice pursuant to this Section 10. Each such notice, request or consent shall be deemed effective upon the date of mailing of such notice, provided the mailing party retains a receipt signature or confirmation of transmission, as applicable.


                                  Exhibit D-5

   11. Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     IN WITNESS WHEREOF, the parties to this Agreement have executed this Employment Agreement as of the date first above written.

Financial Industries Corporation
a Texas corporation


By: __________________________
    Roy F. Mitte
    Chairman, President and Chief Executive Officer



Employee: _____________________________
          Hans Annarino


Witnessed By: _________________________
              Sheryl Kinlaw
              Counsel


                                  Exhibit D-6

                                  EXHIBIT 10.30


                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (this "Agreement") is entered into as of March 22, 2002, between Financial Industries Corporation ("FIC") and Investors Life Insurance Company of North American ("Investors Life") of 6500 River Place Blvd., Building One, Austin, Texas 78730 (hereinafter referred to jointly as the "Company"), and Theodore A. Fleron, of 1600 Easy Street, Austin, Texas 78746 (the "Employee").

                                    RECITALS

The Company is primarily engaged in the business of insurance and financial services.

The Company desires to employ the Employee, and the Employee desires to be so employed by the Company, on the terms and subject to the conditions set forth in this Agreement.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the premises and the mutual promises set forth in this Agreement, the Company and the Employee hereby agree as follows:

     1. Employment.

     (a) Employee acts as General Counsel to the Company and its subsidiaries. Subject to the terms and conditions contained herein, the Company hereby agrees to employ the Employee, and the Employee accepts such employment, from the date hereof until March 20, 2005. During the Employee's employment under this Agreement, the Employee shall perform such duties for the Company as are customarily performed by an employee in a similar position or as may from time to time be assigned to the Employee by the Board of Directors of FIC (the "Board") or by the President of the Company; provided, however, the Employee shall only be assigned duties which are the same or substantially similar to the duties that Employee performed at the time that this Agreement was executed.

     (b) The Employee agrees to perform faithfully, industriously, and to the best of the Employee's ability, experience, and talents, all of the duties as assigned to him as General Counsel. So long as the Employee is employed by the Company, the Employee shall not, without the written consent of the Company:


                                  Exhibit E-1

          (i) engage in any other activity for compensation, profit or other pecuniary advantage, during the term of this Agreement;

          (ii) render or perform services of a business, professional, or commercial nature, either alone or as an employee, consultant, director, officer, or partner of another business entity, whether or not for compensation, which services are competitive with or adverse to the business of the Company or its affiliates or subsidiaries; or

          (iii) invest in or become a shareholder of another corporation or other entity (other than an affiliate of the Company) which business is competitive with or adverse to the business of the Company or its affiliates or subsidiaries, if such investment requires active involvement of the Employee in the operation of said corporation or other entity.

     2. Location of Employment. The Employee's principal place of employment shall be at the principal executive offices of the Company located at 6500 River Place Blvd., Building One, Austin, Texas 78730, or the Austin area. Employee shall not be required to perform services for the Company or its affiliates outside of the Austin area.

     3. Compensation.

     (a) In exchange for full performance of the Employee's obligations and duties under this Agreement, the Company shall pay the Employee as follows:

         From                   To                          Amount

         April 1, 2002          March 20, 2003              $ 145,000
         March 21, 2003         March 20, 2004              $ 145,000
         March 21, 2004         March 20, 2005              $ 145,000

Such payments shall be payable in installments in accordance with the Company's regular payroll schedule.

     (b) The base salary described in subsection (a) hereof is a gross amount, and the Company shall be required to withhold from such amount deductions with respect to Federal, state and local taxes, FICA, unemployment compensation taxes and similar taxes, assessments or withholding requirements.


                                  Exhibit E-2

     (c) During the Employee's employment under this Agreement, the Employee shall also be reimbursed by the Company for reasonable business expenses actually incurred or paid by the Employee, consistent with the policies established by the Board, in rendering to the Company or its affiliates the services provided for in this Agreement, upon presentation of expense statements or such other supporting information as is consistent with the policies of the Company.

     (d) The Employee shall be entitled to participate in all benefit plans (including but not limited to, deferred compensation plans, medical, dental, life insurance plans, or stock option plans) which shall be available from time to time to the domestic management employees of the Company (including the management employees of an affiliate of the Company) generally. If, for any reason, the Company is unable to make available to Employee coverage under the life insurance or the group medical insurance plans generally available to employees of the Company, the Company shall obtain substantially similar individual life insurance and medical insurance benefits for Employee and his family. The dollar amount of the Employee's contribution to the premiums for such individual life insurance and medical insurance benefits shall not exceed the dollar amount of the contribution which would otherwise have been made by Employee under the group life and medical plans generally available to employees of the Company.

     4. Term.

     (a) This Agreement shall be effective as of March 22, 2002, and shall terminate on March 20, 2005. The Agreement may not be terminated by the Company prior to such date, other than as set forth in Section 4. If Employee is terminated in a manner other than as provided herein, the Company shall pay the Employee the remaining salary through the end of the term of this Agreement.

     (b) The employment of the Employee under this Agreement shall terminate on the date of the Employee's death.

     (c) The employment of the Employee under this Agreement may be terminated by the Company upon written notice from the Board that the Employee has been convicted of or pleaded nolo contendere to a felony or other serious crime involving the theft or misappropriation of assets of the Company.

     (d) The employment of the Employee under this Agreement shall terminate upon receipt by the Board of a written notice of resignation signed by the Employee or, if no notice is given, on the date on which the Employee voluntarily terminates his employment relationship with the Company. In such event, Employee shall not be entitled to any further compensation hereunder.


                                  Exhibit E-3

     (e) If the Employee's employment is terminated pursuant to this Section 4(c) or (d), the Employee shall not be entitled to any compensation or benefits from the Company, under Section 3 of this Agreement or otherwise, except for the following:

     (i) base salary accrued,  and reasonable business expenses incurred,  under
Section 3 of this Agreement through the date of such termination; and

     (ii) such benefits, if any, as may be required to be provided by the Company under the Comprehensive Omnibus Budget Reconciliation Act (COBRA), or any successor or similar legislation.

     (iii) such benefits as are provided under all benefits plans (including pension plans, 401K plans and stock option plans) of the Company in which the Employee participated.

     (f) In the event of a Change in Control of the Company, the remaining amounts payable under this Agreement shall become immediately due and payable in one lump sum. Following such payment, this Agreement shall terminate. For the purposes of this Agreement, a "Change in Control" shall be deemed to have taken place upon the occurrence of any one or more of the following: (i) Roy F. Mitte is no longer the Chairman, President and Chief Executive Officer of the Company,
(ii) a majority of the members of the Board of Directors of the Company are not individuals who were selected to serve as Directors by Roy F. Mitte.

     (g) In no event shall the amount of the payment to be made to Employee under the provisions of Section 4(f), above, exceed an amount which would cause all amounts to be received by Employee which are treated as "parachute payments" (within the meaning of section 280G(b)(2) of the Internal Revenue Code) to exceed 2.99 times the "base amount" applicable to Employee for purposes of section 280G(b)(3) of the Internal Revenue Code.

     5. Employee's Representations.

     (a) The Employee represents that he has full authority to enter into this Agreement and that he is free to enter into this Agreement and not under any contractual restraint which would prohibit the Employee from satisfactorily performing his duties to the Company under this Agreement.

     (b) The Employee acknowledges that he is free to seek advice from independent counsel with respect to this Agreement. The Employee has either obtained such advice or, after carefully reviewing this Agreement, has decided to forego such advice. The Employee is not relying on any representation or advice from the Company or any of its officers, directors, attorneys or other representatives regarding this Agreement, its content or effect.


                                  Exhibit E-4

     6. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas.

     7. Entire Agreement. This Agreement constitutes the whole agreement of the parties hereto in reference to any employment of the Employee by the Company and in reference to any of the matters or things herein provided for or hereinabove discussed or mentioned in reference to such employment; all prior agreements, promises, representations and understandings relative thereto being herein merged.

     8. Assignability.

     (a) In the event the Company shall merge or consolidate with any other corporation, partnership or business entity, or all or substantially all of the Company's business or assets shall be transferred in any manner to any other corporation, partnership or business entity, then such successor to the Company shall thereupon succeed to, and be subject to, all rights, interests, duties and obligations of, and shall thereafter be deemed for all purposes hereof to be, the "Company" under this Agreement.

     (b) This Agreement is personal in nature and the Employee shall not, without the written consent of the Company, assign or transfer this Agreement or any rights or obligations hereunder.

     (c) Except as set forth in subsection (a) above, nothing expressed or implied in this Agreement is intended or shall be construed to confer upon or give to any person, other than the parties to this Agreement, any right, remedy or claim under or by reason of this Agreement or of any term, covenant or condition of this Agreement.

     9. Amendments; Waivers. This Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms or covenants of this Agreement may be waived only by a written instrument executed by the parties to this Agreement or, in the case of a waiver, by the party waiving compliance. Any such written instrument must be approved by the Board to be effective as against the Company. The failure of any party at any time or times to require performance of any provision of this Agreement shall in no manner affect the right at a later time to enforce the same. No waiver by any party of the breach of any term or provision contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such breach, or a waiver of the breach of any other term or covenant contained in this Agreement.


                                  Exhibit E-5

     10. Notice. All notices, requests or consents required or permitted under this Agreement shall be made in writing and shall be given to the other party by personal delivery, overnight air courier (with receipt signature) or facsimile transmission (with "answerback" confirmation of transmission), if to the Company, sent as follows: Attention: Thomas C. Richmond, 6500 River Place Blvd., Building One, Austin, Texas 78730, and if to the Employee: Theodore A. Fleron, 1600 Easy Street, Austin, Texas 78746, or such other addresses or telecopy numbers of which the parties have given notice pursuant to this Section 10. Each such notice, request or consent shall be deemed effective upon the date of mailing of such notice, provided the mailing party retains a receipt signature or confirmation of transmission, as applicable.

     11. Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     IN WITNESS WHEREOF, the parties to this Agreement have executed this Employment Agreement as of the date first above written.


Financial Industries Corporation
Investors Life Insurance Company of North America



By: _________________________
    Roy F. Mitte
    Chairman, President and Chief Executive Officer

    6500 River Place Blvd.,
    Building One
    Austin, Texas 78730
    Telephone: (512) 404-5000


Employee:



By: _____________________________
    Theodore A. Fleron
    1600 Easy Street
    Austin, Texas 78746


                                  Exhibit E-6