Form 10-Q/A
period 2002-06-30
FINANCIAL INDUSTRIES CORP
filed 2002-09-04
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 1

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

                               YES [X]   NO [ ]

Number  of  common  shares  outstanding  ($.20  par  value)  at end  of  period:
9,593,605.

This Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2002 is being filed solely for the purpose of amending the answer to the response to the question on the cover page of Form 10-Q as to whether "the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days" from "No" to "Yes".

At the time that the Form 10-Q for the quarterly period ended June 30, 2002 was filed on August 26, 2002, the report was considered to have been filed late for the reasons described in the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 15, 2002. This Amendment No. 1 is being filed to reflect the fact that the Registrant has now filed its required reports.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its quarterly report for the period ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.



FINANCIAL INDUSTRIES CORPORATION




_________________________________              _________________________________
Jeffrey Demgen                                 David Hopkins
Vice-President & Chief Financial Officer       Chief Accounting Officer



Date:   September 4, 2002