Form 10-Q
period 2002-09-30
FINANCIAL INDUSTRIES CORP
filed 2002-11-14
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                             SECURITIES ACT OF 1934


For the Quarterly Period Ended September 30, 2002
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

                             YES [X]      NO [ ]

Number  of  common  shares  outstanding  ($.20  par  value)  at end  of  period:
9,598,415.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


  INDEX

                                                                        Page No.



Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         September 30, 2002 and December 31, 2001........................... 4

Consolidated Statements of Income
         For the three and nine month periods ended
         September 30, 2002 and September 30, 2001.......................... 6

Consolidated Statements of Cash Flows
         For the three and nine month periods ended
         September 30, 2002 and September 30, 2001..........................10

Notes to Consolidated Financial Statements..................................14

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.....................17

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk ..............................................29

Item 4. Controls and Procedures ............................................30


Part II

Other  Information..........................................................30

Signature  Page.............................................................33

Certifications..............................................................34

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                September 30,       December 31,
                                                    2002               2001
                                                (unaudited)

ASSETS
Investments:

Fixed maturities held to maturity,
at amortized cost (market value approxi-
mates $1,028 and $1,028  at September 30,
2002 and December 31, 2001, respectively)       $     1,063          $    1,029

Fixed maturities available for sale at
market value(amortized cost of $449,215
and $496,704 at September 30,  2002
and December 31, 2001, respectively)                463,315             501,395

Equity securities, at market value(cost
approximates $59 at September 30, 2002
and December 31, 2001)                                   35                  56

Policy loans                                         47,610              49,794

Mortgage loans                                           73               4,715

Invested real estate                                 71,223              61,049

Short-term investments                              172,661             138,291

     Total investments                              755,980             756,329

Cash and cash equivalents                             8,044               7,094

Accrued investment income                             9,941               8,483

Agency advances and other receivables                31,817              30,324

Reinsurance receivables                              11,763              14,709

Due and deferred premiums                            12,336              13,411

Real estate occupied by the Company                  19,809              20,054

Property and equipment, net                           3,604               3,546

Deferred policy acquisition costs                    80,863              80,290

Present value of future profits of
 acquired businesses                                 27,299              31,251

Other assets                                         17,214              14,074

Separate account assets                             334,796             399,264

     Total Assets                               $ 1,313,466         $ 1,378,829


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                September 30,        December31,
                                                    2002                 2001
                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Policy liabilities and contract holder
 deposit funds:

Contract holder deposit funds                   $   556,138         $   556,117

Future policy benefits                              172,537             180,953

Other policy claims and benefits payable             14,008              13,985
                                                    742,684             751,055

Deferred federal income taxes                        34,640              31,920

Excess of net assets acquired over cost                  -0-             15,847

Other liabilities                                     7,689               8,938

Separate account liabilities                        327,067             391,593

Total Liabilities                                 1,112,080           1,199,353

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 25,000
shares authorized in 2002 and 2001,
11,857 and 11,736 shares issued in 2002
and 2001, 9,598 and 9,499 shares
outstanding in 2002 and 2001.                         2,372               2,348

Additional paid-in capital                           66,541              65,558

Accumulated other comprehensive income                7,842               2,297

Deferred compensation                                  (263)               (292)

Retained earnings                                   147,251             131,462
                                                    223,743             201,373
Common treasury stock, at cost, 2,258
and 2,237 shares in 2002 and 2001, respectively.    (22,357)            (21,897)

Total Shareholders' Equity                          201,386             179,476

Total Liabilities and Shareholders' Equity      $ 1,313,466         $ 1,378,829

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                               Three Months Ended September 30,
                                                     2002                2001

Revenues:

Premiums                                        $     8,607         $    10,225

Net investment income                                11,649              12,694

Earned insurance charges                              9,934              10,361

Other                                                   329                 685
                                                     30,519              33,965
Benefits and expenses:

Policyholder benefits and expenses                   10,623              10,321

Interest expense on contract holders
 deposit funds                                        7,423               7,439

Amortization of present value of future
 profits of acquired businesses                       1,094                 875

Amortization of deferred policy
 acquisition costs                                    2,766               1,745

Operating expenses                                    7,802               8,042

                                                     29,708              28,422
Income before federal income tax and
 equity in net earnings of affiliates                   811               5,543

Provision for federal income taxes                      (88)              1,737

Net Income                                      $       899              $3,806

              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)


                                                Three Months Ended September 30,
                                                     2002                2001
Net Income Per Share

Basic:

Average weighted shares outstanding                   9,597               9,483

Basic earnings per share                        $      0.09          $     0.40

Diluted:

Common stock and common stock equivalents             9,647               9,536

Diluted earnings per share                      $      0.09          $     0.40

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                Nine Months Ended September 30,
                                                     2002                2001

Revenues:

Premiums                                        $    27,517       $      27,324

Net investment income                                32,789              21,466

Earned insurance charges                             31,435              16,953

Other                                                 1,019                 939
                                                     92,760              66,682

Benefits and expenses:

Policyholder benefits and expenses                   32,028              19,615

Interest expense on contract holders
 deposit funds                                       22,517              12,135

Amortization of present value of future
 profits of acquired businesses                       3,424               2,651

Amortization of deferred policy acquisition
 costs                                                6,913               4,678

Operating expenses                                   24,389              16,558

Interest expense                                         -0-                616

   Total                                             89,271              56,253

Income before federal income tax, equity
 in net earnings of affiliates and cumulative
 effect of change in accounting principle             3,489              10,429

Provision for federal income taxes                    1,221               3,091

Income before equity in net earnings of
 affiliates and cumulative effect of
 change in accounting principle                       2,268               7,338

Equity in net earnings of affiliate,
 net of tax                                              -0-              1,317

Net income before cumulative effect of
 change in accounting principle                       2,268               8,655

Cumulative effect of change in accounting
 principle                                           15,727                  -0-

Net Income                                      $    17,995          $    8,655
                                                     ======              ======

                 The accompanying notes are an integral part of
                         these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                Nine Months Ended September 30,
                                                     2002                2001
Net Income Per Share

Basic:

Average weighted shares outstanding                   9,543               7,261

Basic earnings per share

Income per share before cumulative
effect of change in accounting principle        $      0.24          $     1.19

Cumulative effect of change in accounting
 principle                                             1.65                0.00

Basic earnings per share                        $      1.89          $     1.19

Diluted:

Common stock and common stock equivalents             9,621               7,292

Diluted earnings per share

Income per share before cumulative effect
 of change in accounting principle              $      0.24          $     1.18

Cumulative effect of change in accounting
 principle                                             1.63                0.00

Diluted earnings per share                      $      1.87          $     1.18


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                Three Months Ended September 30,
                                                     2002                2001
                                                           (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                      $       899          $    3,806

Adjustments to reconcile net income to
 net cash (used in)provided by operating
 activities:

Amortization of present value of future
 profits of acquired business                         1,094                 875

Depreciation                                            645                 625

Changes in assets and liabilities:

(Increase) decrease in accrued investment
 income                                              (1,634)                  1

Decrease in agent advances and other
 receivables                                          8,067               3,006

Decrease  in due and deferred premiums                  216               3,494

Net change in deferred policy acquisition
 costs                                                   53              (1,579)

(Increase) decrease in other assets                    (651)                184

Decrease in policy liabilities and accruals          (5,100)             (6,287)

Decrease in other liabilities                        (3,676)               (937)

Increase in deferred federal income taxes               996                 162

Other, net                                           (1,484)              1,484

Net cash (used in) provided by operating
 activities                                     $      (575)         $    4,834

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                Three Months Ended September 30,
                                                     2002                2001
                                                           (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                      $   (35,038)       $     (6,063)

Proceeds from sales and maturities of
 fixed maturities                                    79,328              27,841

Real estate capitalized                                 456             (10,861)

Net change in policy loans                              587               1,933

Increase in short-term investments, net             (46,210)            (16,234)

Purchases of property and equipment                  (1,957)               (668)

Net cash used in investing activities                (2,834)             (4,052)

CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends paid                                           -0-             (2,051)

Contractholder fund deposits                         14,648              14,616

Contractholder fund withdrawals                     (10,629)            (12,832)

Issuance of common capital stock                         18                 271

Purchase of treasury stock                               -0-                 57

Net cash provided by financing activities             4,037                  61

Net increase in cash                                    628                 843

Cash, beginning of period                             7,416              12,079

Cash, end of period                             $     8,044          $   12,922

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                Nine Months Ended September 30,
                                                     2002                2001
                                                           (unaudited)
CASH FLOWS FROM OPERATION
ACTIVITIES

Net Income                                      $    17,995       $       8,655

Adjustments to reconcile net income to
 net cash (used in) provided by operating activities:

Amortization of present value of future
 profits of acquired business                         3,424               2,931

Depreciation                                          1,926                 899

Cumulative change in accounting principle           (15,727)                 -0-

Equity in undistributed earnings of
 affiliate                                               -0-             (2,137)

Changes in assets and liabilities:

Increase in accrued  investment income               (1,458)               (103)

Decrease in agent advances and other
 receivables                                          1,453               3,003

Decrease in due and deferred premiums                 1,075               3,067

Net change in deferred policy acquisition
 costs                                                 (889)             (3,202)

(Increase) decrease in other assets                  (3,140)                229

Decrease in policy liabilities and accruals         (14,545)             (8,254)

Decrease in other liabilities                        (1,249)               (800)

(Decrease) increase in deferred federal
 income taxes                                          (573)                 12

Other, net                                             (528)              2,212

Net cash (used in) provided by operating
 activities                                     $   (12,236)         $    6,512

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)


                                                Nine Months Ended September 30,
                                                     2002                2001
                                                           (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                      $  (141,625)         $  (37,253)

Proceeds from sales and maturities of
 fixed maturities                                   194,641              70,406

Real estate capitalized                             (10,174)            (13,656)

Net change in policy loans                            2,184               1,825

Increase in short-term investments, net             (34,370)            (19,229)

Purchases of property and equipment                  (1,984)               (952)

Net cash provided by investing activities             8,672               1,141

CASH FLOW FROM FINANCING
 ACTIVITIES

Dividends Paid                                       (2,207)             (3,982)

Net cash from acquisition of insurance
 holding company                                         -0-              6,979

Contractholder fund deposits                         40,276              23,114

Contractholder fund withdrawals                     (34,102)            (20,068)

Issuance of common capital stock                      1,007                 271

Purchase of treasury stock                             (460)             (2,241)

Repayment of subordinated notes payable                  -0-             (1,537)

Net cash provided by financing activities             4,514               2,536

Net increase in cash                                    950              10,189

Cash, beginning of year                               7,094               2,733

Cash, end of period                             $     8,044          $   12,922

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

Accumulated Other Comprehensive Income

The following is a reconciliation of accumulated other comprehensive income from December 31, 2001 to September 30, 2002 (in thousands):

                      Net unrealized       Net                      Total
                      gain (loss) on       appreciation             accumulated
                      investments          depreciation)            other
                      in fixed maturities  of equity                comprehen-
                      available for sale   securities     Other     sive income

Balance at
 December 31, 2001    $ 2,527              $    (2)       $ (228)   $ 2,297
Current Period Change   5,559                  (14)           -0-     5,545
Balance at
 September 30, 2002   $ 8,086              $   (16)       $ (228)   $ 7,842

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

Related Party Transactions

On January 8, 2001, the Company donated $375,000 to the Roy F. and Joann Cole Mitte Foundation (the "Foundation"). The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and based upon the most recent information provided to the Company by the Foundation owned 16.31% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, former Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries, and his wife, Joann Cole Mitte. On January 2, 2002, FIC made a donation of $1,000,000 to the Foundation. For recent events concerning Roy F. Mitte see "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operation - Subsequent Events."

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

As of the first quarter of 2002, the amount of any unamortized deferred credit related to negative goodwill arising from (a) a business combination for which the acquisition date was before July 1, 2001, or (b) an investment accounted for by the equity method acquired before July 1, 2001, is recognized and reported as the effect of a change in accounting principle. The effect of the accounting change and related income tax effects is presented in the income statement between the captions "extraordinary items" and "net income". The per-share information presented in the income statement includes the per-share effect of the accounting change. During the first quarter of 2002, FIC recognized the unamortized balance of $15,727,000 of negative goodwill. There was no amortization of negative goodwill recorded during the first quarter of 2002.

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

Restatement of Form 10Q for period ending June 30, 2002

During the quarter ended September 30, 2002, the Company identified certain death benefit expenses incurred during the quarter ended June 30, 2002 that were not recorded until the quarter ended September 30, 2002 due to an interface error between the Company's policy administration system and its general ledger as well as certain surrender benefits expenses incurred during the quarter ended June 30, 2002 that were not recorded until the quarter ended September 30, 2002.

The June 30, 2002 financial statements included in the previously filed Form 10-Q for the three and six months ended June 30, 2002 will be restated as shown in the table below to correct the above errors and reflect the related effect of income taxes. The Company will file an amended Form 10-Q for the three and six months ended June 30, 2002 to reflect these restatements.

                                        As Reported             As Restated

Other liabilities                       $10,467,000             $11,365,000

                                          3 month ended June 30, 2002

Policyholder benefits and expenses      $ 9,739,000             $11,121,000

Provision for federal income taxes      $   860,000             $   376,000

Net income                              $ 1,113,000             $   215,000

Basic earnings per share                $      0.12             $      0.02

Diluted earnings per share              $      0.12             $      0.02

                                            6 month ended June 30, 2002

Policyholder benefits and expenses      $20,023,000             $21,405,000

Provision for federal income taxes      $ 1,793,000             $ 1,309,000

Net income before cumulative
 effect of change in accounting
 principle                              $ 2,269,000             $ 1,371,000

  Basic earnings per share              $      0.24             $      0.14

  Diluted earnings per share            $      0.24             $      0.14

Cumulative effect of change in
  accounting principle                  $15,727,000             $15,727,000

  Basic earnings per share              $      1.65             $      1.65

  Diluted earnings per share            $      1.64             $      1.64

Net income                              $17,996,000             $17,098,000

  Basic earnings per share              $      1.89             $      1.80

  Diluted earnings per share            $      1.88             $      1.78

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion addresses the financial condition of FIC as of September 30, 2002, compared with December 31, 2001, and its results of operations for the three and nine months ended September 30, 2002, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in FIC's 10-K dated April 1, 2002, to which the reader is directed for additional information.

          Transactions Affecting Comparability of Results of Operations

On May 18, 2001, pursuant to an Agreement and Plan of Merger, as amended (the "Merger Agreement"), dated as of January 17, 2001, among FIC, InterContinental Life Corporation ("ILCO"), and ILCO Acquisition Company, a Texas corporation and wholly-owned subsidiary of FIC ("Merger Sub"), Merger Sub was merged with and into ILCO (the "Merger"). ILCO was the surviving corporation of the Merger and became a wholly-owned subsidiary of FIC. In accordance with the Merger Agreement, FIC issued 1.1 shares of common stock, par value $0.20 per share ("FIC Common Stock"), for each share of common stock, par value $0.22 per share, of ILCO outstanding at the time of the Merger ("ILCO Common Stock"). In addition, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. Since ILCO was a wholly-owned subsidiary of FIC for the nine month period ending September 30, 2002, the operations of ILCO are reported on a consolidated basis with FIC. For the period from January 1, 2001 through May 17, 2001, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO, and for the period from May 18, 2001 through September 30, 2001, the operations of ILCO were reported on a consolidated basis with FIC.

      Results of Operations - Nine Months Ended September 30, 2002 and 2001

For the nine-month period ended September 30, 2002, Financial Industries Corporation's ("FIC") net income was $17,995,000 (basic earnings of $1.89 per common share, or diluted earnings of $1.87 per common share) on revenues of $92,760,000 as compared to net income of $8,655,000 (basic earnings of $1.19 per common share, or diluted earnings of $1.18 per common share) on revenues of $66,682,000 in the first nine months of 2001. Net income in the nine month period ended September 30, 2002, before the cumulative effect of a change in accounting principle, was $2,268,000 (basic earnings of $0.24 per common share, or diluted earnings of $0.24 per common share).

Earnings per share for the nine months ended September 30, 2002 were affected by the increase in the number of FIC's common shares outstanding due to the Merger. As of September 30, 2002, the number of FIC's weighted average common shares outstanding was 9,543,000, as compared to weighted average shares outstanding of 7,261,000 as of September 30, 2001. The September 30, 2001 weighted average hares outstanding takes into account the fact that additional shares were issued on May 18, 2001 due to the Merger and were outstanding only for the period from May 18, 2001 to September 30, 2001. Additionally, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $15.7 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the Merger. The Company recorded this cumulative effect in conjunction with adopting Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," in the first quarter of 2002, as required by FAS 141.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first nine months of 2002, net of reinsurance ceded, was $27.5 million, as compared to $27.3 million in the first nine months of 2001. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. The consolidation of ILCO's operations contributed approximately $6.9 million to premium income for the nine month period ended September 30, 2002 and $3.4 million to premium income for the period from May 18, 2001 to September 30, 2001. At Family Life Insurance Company ("Family Life", which has been a subsidiary of FIC for the nine-month periods ending September 30, 2002 and 2001), first year net collected premiums for traditional life insurance products for the nine month period ending September 30, 2002 were $2.0 million as compared to $2.7 million for the same period in 2001. The level of renewal premiums for traditional life insurance products at Family Life for the nine month period ending September 30, 2002 was $17.9 million, as compared to $19.8 million for the same period in 2001. The decrease in renewal premium is attributable to the decrease in the traditional life insurance book of business.

Income from universal life and annuity charges for the first nine months of 2002 was $31.4 million, as compared to $17.0 million in the same period of 2001. The consolidation of ILCO's operations contributed approximately $29.3 million to earned insurance charges for the nine month period ended September 30, 2002 and $14.1 million to earned insurance charges for the period from May 18, 2001 to September 30, 2001. At Family Life, earned insurance charges declined from $2.6 million in the 2001 nine month period ending September 30th to $2.2 million in the 2002 nine month period ending September 30th. This change is attributable to
(i) a decrease in Family Life's universal life and annuity business; and (ii) reinsuring all of Family Life's new interest sensitive products with Investors Life. The face amount of Family Life's in force universal life policies was $626.6 million at September 30, 2002 as compared to $737.6 million at September 30, 2001.

Net investment income for the first nine months of 2002 was $32.8 million as compared to $21.5 million in the same period of 2001. The consolidation of ILCO's operations contributed approximately $28.5 million to net investment income for the nine month period ended September 30, 2002 and $17.4 million for the period from May 18, 2001 to September 30, 2001. FIC and its subsidiaries' investment portfolios were adversely affected by the decrease in yields on short-term investments, calls in long-term investments that were subsequently reinvested in short-term assets at lower yields, and reinvestment of assets in real estate.

Real estate income is primarily earned from the leases on the buildings at River Place Pointe, an office complex in Austin, Texas which is owned and being developed by Investors Life Insurance Company of North America ("Investors Life"), a subsidiary of ILCO. Net real estate income, included in net investment income, was $4.9 million for the nine month period ended September 30, 2002, as compared to $2.4 million for the same period in 2001. ILCO's real estate income was only included in FIC's income statements from May 18, 2001 through September 30, 2001 for the first nine months of 2001 and for the entire nine month period in 2002.

Benefits and Expenses

Policyholder benefits and expenses were $32.0 million in the first nine months of 2002, as compared to $19.6 million in the first nine months of 2001. The consolidation of ILCO's operations for the nine month period ending September 30, 2002 contributed approximately $24.7 million to policyholder benefits and expenses and contributed $10.6 million for the period from May 18, 2001 to September 30, 2001. At Family Life, the level of policyholder benefits and expenses was $8.8 million for the first nine months of 2001 compared to $7.0 million for the same period in 2002.

Interest expense on contract holders deposit funds was $22.5 million in the first nine months of 2002, as compared to $12.1 million in the same period of the year 2001. This increase is attributable to $21.0 million of interest expense on contract holders deposit funds resulting from the consolidation of ILCO's operations for the nine month period ended September 30, 2002, compared to $10.2 million of ILCO's interest expense for the period from May 18, 2001 to September 30, 2001.

The expense related to the amortization of deferred policy acquisition costs increased by $2.2 million to $6.9 million in the first nine months of 2002, from $4.7 million in the first nine months of 2001. A portion of the increase in amortization is attributable to the Merger . In the first quarter of 2002, expenses related to acquiring new business were $3.6 million, of which $2.3 million has been capitalized as deferred policy acquisition costs. In the second quarter of 2002, expenses related to acquiring new business were $3.9 million, of which $2.7 million has been capitalized as deferred policy acquisition costs. In the third quarter of 2002, expenses related to acquiring new business were $4.0 million, of which $2.8 million has been capitalized as deferred policy acquisition costs. The amounts not capitalized in each quarter were recorded as expenses in the relevant quarter. See "Critical Accounting Policies, Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business" herein for a further discussion of capitalization of expenses related to acquiring new business.

In the first nine months of 2002, the amortization of present value of future profits of acquired business was $3.4 million as compared to $2.7 million in the first nine months of 2001. The consolidation of ILCO's amortization expense with FIC's contributed approximately $1.1 million in the period ended September 30, 2002 and $62 thousand for the period from May 18, 2001 to September 30, 2001.

Operating expenses for the first nine months of 2002 were $24.4 million, as compared to $16.6 million in the first nine months of 2001. The consolidation of ILCO's operations contributed approximately $14.1 million to operating expenses for the nine month period ended September 30, 2002 as compared to $7.5 million for the period from May 18, 2001 to September 30, 2001. The level of operating expenses for the nine month period ending September 30, 2002 included: (i) expenses related to acquiring new business; (ii) $477,234 related to the repurchase of James M. Grace's employment contract; (iii) a donation of $1 million to the Roy F. and Joann Cole Mitte Foundation which was made in the first quarter of 2002, as compared to a $375,000 donation in the first quarter of 2001; and (iv) $200,000 of costs incurred due to the investigation of the matters described in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2002. For a further discussion of the repurchase of Mr. Grace's employment contract and the donation to the Foundation, see FIC's 10-K for the year ended December 31, 2001, dated April 1, 2002.

Interest expense for the first nine months of 2002 was $0, as compared to $0.6 million in the first nine months of 2001. This interest expense is related to indebtedness owed to Investors Life by Family Life Corporation (a wholly owned subsidiary of FIC) and FIC. The consolidation of ILCO's operations with those of FIC for the entire nine month period ending September 30, 2002 results in the elimination of this interest expense in the income statements of FIC.

The provision for federal income taxes was $1.2 million in the first nine months of 2002 as compared to $3.1 million in the first nine months of 2001. The decrease was due to the $6.9 million decrease in income (before federal income tax, equity in net earnings of affiliates and cumulative effect of change in accounting principle) for the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001. Additionally, the Company was able to credit $350,000 in the third quarter provision for federal income taxes related to the compensation of its former president and chief executive officer, Roy F. Mitte. In the first two quarters of 2002, the Company expected to incur federal income taxes related to non-deductible compensation. However, since Mr. Mitte is not expected to be an executive with the company on December 31, 2002, which is the relevant date for measuring deductibility of compensation under Section 162(m) of the Code, his entire compensation for 2002 is deductible and thus the Company will not incur the $350,000 in federal income taxes which had been reflected in the provision for federal income taxes in the first and second quarter of 2002.

Equity in Net Income of InterContinental Life Corporation

For the period from January 1, 2001 to May 17, 2001, FIC's equity in the net earnings of ILCO, net of federal income tax, was $1.3 million. Following the merger of ILCO with FIC on May 18, 2001, the results of ILCO were consolidated with those of FIC. Accordingly, there is no equity in net earnings of affiliate results for the period ended September 30, 2002.

Prior to the merger with ILCO, FIC owned 3,591,534 shares of ILCO's common stock. In addition, Family Life owned 342,400 shares of ILCO common stock. As a result, FIC owned, directly and indirectly through Family Life, 3,933,934 shares (approximately 48.1%) of ILCO's common stock. Upon completion of the merger, ILCO became a wholly-owned subsidiary of FIC.

          Results of Operations - Three Months Ended September 30, 2002
            as compared to the Three Months Ended September 30, 2001

For the three-month period ended September 30, 2002, FIC's net income was $0.9 million (basic earnings of $0.09 per common share and diluted earnings of $0.09 per common share) on revenues of $30.5 million as compared to net income of $3.5 million (basic earnings of $0.40 per common share and diluted earnings of $0.40 per common share) on total revenues of $34.0 million in the same three month period of 2001. The decrease in net income from September 30, 2001 to September 30, 2002 was primarily attributable to $1.2 million of increased expenses due to the acquisition of new business that was not capitalized as deferred policy acquisition costs as well as a decrease in investment income of $1.0 million.

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

The ability of Family Life and Investors Life to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, their domiciliary state. Washington limits how and when Family Life and Investors Life can pay shareholder dividends by (a) including the "greater of" standard for payment of dividends to shareholders,
(b) requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and (c) requiring that cash dividends be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of : (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. Neither Investors Life nor Family Life paid any dividends during the first nine months of 2002. For the nine month period ended September 30, 2002, Investors Life had earned surplus of $48.9 million and a net gain from operations of $2.9 million, and Family Life had earned surplus of $3.4 million and a net gain from operations of $3.1 million.

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

FIC's cash and cash equivalents at September 30, 2002 was $8.0 million as compared to $7.1 million at December 31, 2001. Cash and cash equivalents at September 30, 2001 was $12.9 million.

FIC's net cash used in operating activities was ($12.2) million for the nine month period ending September 30, 2002, as compared to $6.5 million provided by operating activities for the same period in the year 2001. The decrease in cash provided by operating activities of $18.7 million from the first nine months of 2001 to the same period in 2002 was attributable to a decrease in net income of $4.3 million, a decrease of $6.3 million in poilcy liabilities and accruals, $2.0 million less cash from due and deferred premiums, $1.6 million less of a decrease in agent advances and other receivables, and a $3.4 million increase in other assets.

Net cash flow provided by investing activities was $8.7 million in the nine month period ending September 30, 2002, as compared to $1.1 million in the same period of 2001. The cash used in investing activities was positively affected by an increase in proceeds from sales and maturities of fixed maturities. This amount was offset by reinvestment of the sale proceeds into short-term investments and purchase of other fixed maturities.

Net cash flow provided by financing activities was $4.5 million in the first nine months of 2002, as compared to $2.5 million in the first nine months of 2001. The $2.0 million increase in cash provided by financing activities is primarily due to less cash dividends paid to stockholders in the first nine months of 2002 as compared to the first nine months of 2001.

The cash requirements of FIC, and its holding company subsidiary, Family Life Corporation, consist primarily of its service of the indebtedness created in connection with FIC's ownership of Family Life. As of September 30, 2002, the investment portfolio of Investors Life included $24.6 million of notes receivable from affiliates, represented by (i) a loan of $30 million by Investors Life to Family Life Corporation made in July 1993, in connection with the prepayment of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC, and (ii) a loan of $4.5 million by Investors Life to Family Life Insurance Investment Company made in July 1993, in connection with the same transaction described above.

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

Additionally, in 2002 and 2001, FIC has used cash to pay dividends to shareholders. In May, 2001, the Board of Directors approved a policy pertaining to the payment of dividends to the shareholders of the Company whereby the Company will endeavor to declare and pay, on a semi-annual basis, a dividend on the common stock of the Company so as to provide to the shareholders of the Company an annualized yield of approximately 3% on the market value of the common stock of the Company at the time of the declaration of such dividend. Based on this policy, a dividend of $0.23 per share was paid on June 21, 2002 to shareholders of record on June 7, 2002. The total amount of cash that FIC paid to shareholders for the June 21, 2002 dividend was $2,207,000. There is no guarantee that FIC will continue to pay a cash dividend to shareholders.

Given the historical cash flow of our subsidiaries and the current financial results, management believes that the cash, cash equivalents and short term investments of FIC and its subsidiaries are sufficient to meet the needs of its business and to satisfy debt service. There are no commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                   Investments

As of September 30, 2002, FIC's invested assets, excluding separate accounts, totaled $756.0 million, compared to $756.3 million at December 31, 2001. During the nine-month period from December 31, 2001 to September 30, 2002, short-term investments increased by $34.4 million and invested real estate increased by $10.2 million. These increases were offset by a $38.0 million decrease in fixed maturities.

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

A key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for only $31,051 of invested assets as of September 30, 2002 and $45,479 of invested assets at December 31, 2001.

Our fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities and United States Government bonds. As of September 30, 2002, the market value of the fixed maturities available for sale segment was $463.3 million as compared to an amortized cost of $449.2 million or an unrealized gain of $14.1 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. At December 31, 2001, the market value of the fixed maturities available for sale segment was $501.4 million as compared to an amortized cost of $496.7 million. The $38.1 million decline in the market value of the fixed maturities available for sale from December 31, 2001 to September 30, 2002 is attributable to calls on long-term fixed maturities that were subsequently reinvested in short-term assets.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $153.3 million as of September 30, 2002 as compared to $210.0 million at December 31, 2001, and mortgage-backed pass-through securities of $22.4 million as of September 30, 2002 and $32.7 million at December 31, 2001. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 31.3% of the market value of FIC's mortgage-backed securities at September 30, 2002, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backedsecurities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At September 30, 2002, PAC and TAC instruments and scheduled bonds represented approximately 43.2% of the market value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 16.7% of the market value of FIC's mortgage-backed securities at September 30, 2002. In addition, FIC's insurance subsidiaries limit the risk of prepayment of CMOs by not paying a premium for any CMOs. FIC's insurance subsidiaries do not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. FIC's insurance subsidiaries did not have any z-accrual bonds as of September 30, 2002. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage- backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. For the year 2002, the investment objectives of FIC's insurance subsidiaries include the making of selected investments in CMOs.

The securities valuation office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. As of September 30, 2002, the majority of our bonds are investment grade (Category 1 and 2). The Company's fixed maturities portfolio (including short-term investments), included only a non- material amount of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated by the SVO as "3" (medium quality) or below.

FIC's short-term investments consist primarily of U.S. Government bonds. The level of short-term investments at September 30, 2002 was $172.7 million, as compared to $138.3 million as of December 31, 2001. The $34.4 million increase in short-term investments was due to the maturity of medium and long-term bonds which were reinvested in short-term assets.

Invested real estate at September 30, 2002 was $71.2 million as compared to $61.0 million at December 31, 2001. The real estate investment is primarily related to the development of the River Place Pointe project ("River Place Pointe") by Investors Life. In October 1998, Investors Life purchased River Place Pointe, which consisted of two adjoining tracts of land located in Austin, Texas, totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors Life obtained a Site Development Permit for the tracts from the City of Austin allowing for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the Project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. Construction on the second section continued during the first nine months of 2002, including work on buildings five, six and seven. Building five was completed during the second quarter of 2002, building six was completed during the third quarter of 2002, and completion of the remainder of the project is expected by the end of 2002.

As of September 30, 2002, Investors Life had invested $92.4 million in the construction of River Place Pointe, of which $19.8 million is recorded on FIC's balance sheet as real estate occupied by the Company. Investors Life paid $11.4 million during the first nine months of 2002 on construction of the project and expects to pay an additional $1.8 million to complete the project. As of September 30, 2002, 302,589 rentable square feet of office space was leased and 214,731 rentable square feet was available for lease. Upon the completion of the remainder of the project, which includes one more office building, there will be 66,951 additional rentable square feet available for lease. According to the Federal Deposit Insurance Corporation's ("FDIC") National Edition of Regional Outlook, Second Quarter, 2002, the Austin office market posted the nation's greatest increase in office vacancy rate (15.2 percentage points) from first-quarter 2001 to first-quarter 2002, and, at 23.3 percent, ranks second in the country. Additionally, the FDIC report states that sublease space in Austin is nearly 3.5 million square feet, or 44 percent of the metro area's total vacant space, and will remain an obstacle to on the recovery of Austin's office market.

As of September 30, 2002, only $73,000 was invested in mortgage loans, as compared to $4.7 million at December 31, 2001. The Company does not make new mortgage loans on commercial properties. All of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At September 30, 2002, none of the mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure. The decrease in mortgage loans was due to the pay off of two mortgage loans during the third quarter of 2002. The Company participated with a third party in two mortgage loans in New York state, Champlain Centre Mall and Salmon Run Mall, with a total balance due of $4.6 million at June 30, 2002. On June 18, 2002, the Company agreed to a proposed payoff of these loans at a discount. The borrower paid off the loans in August, 2002, with a payment of $3.6 million. The Company reduced the carrying value of the two loans by $1.0 million as of June 30, 2002 as an impairment of an invested asset.

Policy loans totaled $47.6 million at September 30, 2002, as compared to $49.8 million at December 31, 2001.

Management believes that the absence of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of FIC's life insurance subsidiaries enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

                          Critical Accounting Policies

The financial statements contain a summary of FIC's critical accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of FIC's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include valuation of : investments and deferred acquisition costs and present value of future profits. For the nine month period ended September 30, 2002, the Company's critical accounting policies also included the cumulative effect of accounting changes regarding the goodwill acquired from the merger with ILCO.

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

                               Subsequent Events

Appointment of President, Chief Executive Officer and Chairman of the Board

On November 4, 2002, FIC's Board of Directors elected Eugene E. Payne as the Company's new President, Chief Executive Officer, and Chairman of the Board. The appointment was effective immediately. Payne had been acting as Interim Chairman of the Board since August 27, 2002. He took over the CEO responsibilities from Interim CEO, Thomas C. Richmond. Mr. Richmond continues in his role as Vice President-Operations and Secretary of the Company.

Termination of Roy F. Mitte's Employment Contract

Effective as of October 31, 2002, FIC's Board of Directors terminated the employment agreement between the Company and Roy F. Mitte, the former Chairman, President, Chief Executive Officer of the Company. The Company has designated Mr. Mitte as Chairman Emeritus. Mr. Mitte will continue as an employee of the Registrant in the newly created position of Chairman Emeritus. His salary is set at the same annual rate which non-employee directors of the Registrant receive for service on the Board, and he shall be entitled to certain employee medical and life insurance benefits.

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

     Interest Rate Risk The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $20.0 million at September 30, 2002 and $24.6 million at December 31, 2001. For purposes of the foregoing estimate, fixed maturities and short-term investments were taken into account. The market value of such assets was $637.0 million at September 30, 2002 and $640.7 million at December 31, 2001.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $153.3 million at September 30, 2002 and $209.9 million at December 31, 2001. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $1.4 million at September 30, 2002 and $6.7 million at December 31, 2001.

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

Item 4. Controls and Procedures

(a) The chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date within 90 days prior to the filing date of this report. Based on that evaluation, such officers have concluded that the Company's disclosure controls and procedures, as modified following implementation of the procedure described in paragraph (b), below, are effective to ensure that material information relating to the Company and its subsidiaries is made known to such officers in a timely manner for inclusion in the Company's periodic filings with the SEC.

(b) In connection with the preparation of its financial statements for the quarter ended September 30, 2002, the Company identified certain transactions that occurred in the quarter ended June 30, 2002, but were not recorded in the financial results for that period. These accounting errors relate to death benefits for a relatively new annuity product line. The errors were inadvertent, unintentional and were due to a failure in the mechanical interface between the Company's policy administration system and the general ledger system used to record consolidated transactions for GAAP reporting purposes. The effect on the financial statements for the quarter ended June 30, 2002 resulting from the correction of these errors is described in the notes to the financial statements included in this Report.

As a result of the identification of these accounting errors, the Company initiated and completed a review of all product lines, to assure that benefit payments were properly recorded for the current period. The Company intends that this manual review will be continued on at least a quarterly basis until a resolution of the mechanical interface system is implemented and tested. This modification, when implemented, would eliminate the need for a manual review procedure to assure the proper recording of benefit payments.

Except as described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation by the Company's chief executive officer and chief financial officer.

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

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits

               Form 10-K Annual Report of Registrant for the year ended December 31, 2001 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

               Material Contracts - Relating to Management Compensation Plans or Arrangements

               10.31 Employment Agreement between Registrant and Dr. Eugene E. Payne dated as of November 4, 2002 and ratified by the Board of Directors on November 4, 2002.

               10.32 Financial Industries Corporation Equity Incentive Plan, dated November 4, 2002.

         (b)   Reports on Form 8-K:

               (i) On August 28, 2002, the Registrant filed a Current Report on Form 8-K. The current report pertained to the filing, on August 26, 2002, of FIC's Form 10-Q for the period ended June 30, 2002 (the "Form 10-Q"), which had been due on August 14, 2002. FIC reported that as a result of the late filing, the Company had received a Nasdaq Staff Determination on August 20, 2002 indicating that since Nasdaq had not received the Company's Form 10-Q for the period ended June 30, 2002 as required by Marketplace Rule 4310(c)(14), the Company's securities would be delisted from the Nasdaq Stock Market at the opening of business on August 28, 2002 unless the Company requested a hearing in accordance with the Marketplace Rules. As a result of the late filing, the trading symbol for the Company's securities were changed from FNIN to FNINE at the opening of business on August 23, 2002.

               The Form 8-K further reported that on August 27, 2002, FIC received a letter from Nasdaq stating that based on the filing of the Form 10-Q, FIC is in compliance with Marketplace Rule 4310(c)(14) and the delisting matter has been closed. As a result of FIC's compliance with the aforementioned Rule, the Company's trading symbol was changed from FNINE back to FNIN at the opening of business on August 29, 2002.

               (ii) On November 6, 2002, the Registrant filed a Current Report on Form 8-K. The current report pertained to the appointment of Dr. Eugene Payne as the Registrant's new President, Chief Executive Officer, and Chairman of the Board. The 8-K reported that Dr. Payne had been acting as Interim Chairman of the Board since August 27, 2002. He takes over the CEO responsibilities from Interim CEO, Thomas C. Richmond. Mr. Richmond will continue in his role as Vice President-Operations and Secretary.

               The Form 8-K further reported that the employment agreement between the Registrant and Roy F. Mitte, the former Chairman, President, Chief Executive Officer, was terminated effective October 31, 2002. While the employment agreement has been terminated, the employment of Mr. Mitte has not been terminated. He will continue as an employee of the Registrant in the newly created position of Chairman Emeritus. His salary is set at the same annual rate which non-employee directors of the Registrant receive for service on the Board, and he shall be entitled to certain employee medical and life insurance benefits.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIAL INDUSTRIES CORPORATION


________________________________                ________________________________
Eugene E. Payne                                 Jeffrey Demgen
Chief Executive Officer                         Vice-President &
                                                  Chief Financial Officer


Date: November 14, 2002

                                  CERTIFICATION

I, Eugene E. Payne, Chief Executive Officer of Financial Industries Corporation ("FIC"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of FIC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                         By:/s/ Eugene E. Payne

                                                   Eugene E. Payne
                                                   Chief Executive Officer

                                  CERTIFICATION

I,  Jeffrey  H.  Demgen,   Chief  Executive  Officer  of  Financial   Industries
Corporation ("FIC"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of FIC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                         By:/s/ Jeffrey H. Demgen

                                                   Jeffrey H. Demgen
                                                   Chief Financial Officer

                                  EXHIBIT 10.31

                              EMPLOYMENT AGREEMENT

     This EMPLOYMENT AGREEMENT (the "Agreement") dated as of November 4, 2002 ("Agreement Date") by and between Financial Industries Corporation, a Texas company ("Company"), and Eugene E. Payne ("Executive"), a resident of Texas. Executive is currently serving as Interim Chairman of the Board of Directors of the Company. The parties desire to enter into this Agreement, which is intended to more fully embody the agreement among the parties as to Executive's employment. In consideration of the mutual agreements contained herein, the Company and Executive agree as follows:

                                   ARTICLE I.

                                   DEFINITIONS

The terms set forth below have the following meanings (such meanings to be applicable to both the singular and plural forms, except where otherwise expressly indicated):

     1.1 "Accrued Annual Bonus" means the amount of any Annual Bonus earned but not yet paid with respect to any Fiscal Year ended prior to the Date of Termination.

     1.2 "Accrued Base Salary" means the amount of Executive's Base Salary which is accrued but not yet paid as of the Date of Termination.

     1.3 "Affiliate" means any Person that directly or indirectly controls, is controlled by, is under common control with, a Company. For the purposes of this definition, the term "control" when used with respect to any Person means (a) the power to direct or cause the direction of management or policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise, or (b) for purposes of Section 1.11 and Article VII, the power substantially to influence the direction of strategic management policies of such Person, and provided a Company has a direct or indirect commercial relationship with such Person, all as determined by the Compensation Committee of the Board or its successor.

     1.4 "Agreement" -- as defined in the introductory paragraph of this Agreement.

     1.5 "Agreement Date" -- as defined in the introductory paragraph of this Agreement.

     1.6 "Anniversary Date" means any annual anniversary of the Agreement Date.

     1.7 "Annual Bonus" -- as described in Section 4.2.

     1.8 "Base Salary" -- as described in Section 4.1.

     1.9 "Beneficiary" -- as defined in Section 8.36.

     1.10 "Board" means the Board of Directors of Company unless the context indicates otherwise.

     1.11 "Cause" means any of the following:

          (a) Executive's conviction of, plea of guilty to, or plea of nolo contendere to a felony or misdemeanor (other than a traffic-related felony or misdemeanor) that involves fraud, dishonesty or moral turpitude,

          (b) any willful action by Executive resulting in criminal, civil or internal Company conviction, sanction or judgment under Federal or State workplace harassment or discrimination laws or internal Company workplace harassment, discrimination or other workplace policy under which such action could be and could reasonably be expected to be grounds for immediate termination of a member of Senior Management (other than mere failure to meet performance goals, objectives, or measures),

          (c) Executive's willful and intentional material breach of this Agreement,

          (d) Executive's habitual neglect of duties, (other than resulting from Executive's incapacity due to physical or mental illness) which results in substantial financial detriment to the Company or any Affiliate,

          (e) Executive's personally engaging in such conduct as results or is likely to result in (i) substantial damage to the reputation of the Company or any Affiliate, as a respectable business, and (ii) substantial financial detriment (whether immediately or over time) to the Company or any Affiliate,

          (f) Executive's willful and intentional material misconduct in the performance or gross negligence of his duties under this Agreement that results in substantial financial detriment to the Company or any Affiliate,

          (g) Executive's intentional failure (including a failure caused by gross negligence) to cause the Company or any Affiliate to comply with applicable law and regulations material to the business of the Company which results in substantial financial detriment to the Company or any Affiliate, or

          (h) Executive's willful or intentional failure to comply in all material respects with a specific written direction of the Board that is consistent with normal business practice and not inconsistent with this Agreement and Executive's responsibilities hereunder.

For purposes of clauses (c), (d), (e), (f) and (g) of the preceding sentence, Cause shall not mean the mere existence or occurrence of any one or more of the following, and for purposes of clause (h) of the preceding sentence, Cause shall not mean the mere existence or occurrence of item (iv) below:

          (i) bad judgment,

          (ii) negligence, other than Executive's habitual neglect of duties or gross negligence;

          (iii) any act or omission that Executive believed in good faith to have been in the interest of the Company (without intent of Executive to gain therefrom, directly or indirectly, a profit to which he was not legally entitled), or

          (iv) failure to meet performance goals, objectives or measures; provided, that for purposes of clauses (c), (d), (e), (f), (g) and
          (h), any act or omission that is curable shall not constitute Cause unless the Company gives Executive written notice of such act or omission that specifically refers to this Section and, within 10 days after such notice is received by Executive, Executive fails to cure such act or omission.

          1.12 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

          1.13  "Company"   as  defined in the  introductory  paragraph  to this
          Agreement.

          1.14 "Common Stock" means the common stock of the Company, par value $0.20 per share;

          1.15 "Competitive Business" means as of any date any corporation or other Person (and any branch, office or operation thereof) that engages in, or proposes to engage in:

               (a) the underwriting, reinsurance, marketing or sale of (i) any form of insurance of any kind that any of the Companies as of such date does, or has under active consideration a proposal to, underwrite, reinsure, market or sell (any such form of insurance, a "Company Insurance Product") or (ii) any other form of insurance that is marketed or sold in competition with any Company Insurance Product, or

               (b) any other business that as of such date is a direct and material competitor of a Company and its Affiliates to the extent that prior to the Date of Termination any of the Companies or its Affiliates engaged at any time within 12 months in or had under active consideration a proposal to engage in such competitive business; and that is located anywhere in the United States where such Company or its Affiliates is then engaged in, or has under active consideration a proposal to engage in, any of such activities.

     1.16 "Date of Termination" means the date of the receipt of the Notice of Termination by Executive (if such Notice is given by or on behalf of Company) or by Company (if such Notice is given by Executive), or any later date, not more than 15 days after the giving of such Notice, specified in such notice, as of which Executive's employment with the Companies shall be terminated; provided, however, that:

          (i) if Executive's employment is terminated by reason of death, the Date of Termination shall be the date of Executive's death; and

          (ii) if Executive's employment is terminated by reason of Disability, the Date of Termination shall be the 30th day after Executive's receipt of the physician's certification of Disability, unless, before such date, Executive shall have resumed the full-time performance of Executive's duties; and (iii) if Executive terminates his employment without Good Reason, the Date of Termination shall be the 30th day after the giving of such Notice; and

          (iv) if no Notice of Termination is given, the Date of Termination shall be the last date on which Executive is employed by the Company

     1.17  "Disability"  means a mental  or  physical  condition  which  renders
     Executive unable or incompetent to carry out the material job responsibilities which such Executive held or the material duties to which Executive was assigned at the time the disability was incurred, which has existed for at least six months. 1.18 "Employment Period" -- as defined in
     Section 3.1.

     1.19 "Executive" -- as defined in the introductory paragraph of this Agreement.

     1.20 "Fair Market Value" means, on any date, the price of the last trade, regular way, in the Common Stock on such date on the Nasdaq National Market or, if at the relevant time, the Common Stock is not listed to trade on Nasdaq, on such other recognized quotation system on which the trading prices of the Common Stock are then quoted (the "applicable exchange"). In the event that there are no Common Stock transactions on the applicable exchange on any relevant date, Fair Market Value for such date shall mean the closing price on the immediately preceding date on which Common Stock transactions were so reported.

     1.21 "Fiscal Year" means the calendar year, which is the period used in connection with the preparation of the consolidated financial statements of Company.

     1.22 "Good Reason" means the occurrence of any one of the following events unless Executive specifically agrees in writing that such event shall not be Good Reason:

          (a) any material breach of the Agreement by the Company, including any of the following, each of which shall be deemed material:

               (i) any adverse change in the title, status, responsibilities, authorities or perquisites of Executive;

               (ii) any failure of Executive to be nominated, appointed or elected and to continue to be nominated, re-elected, or re-appointed as Chairman, President and Chief Executive Officer of the Company;

               (iii) any failure of Executive to be nominated, appointed or elected and to continue to be nominated, re-elected, or re-appointed as Chairman, President and Chief Executive Officer of each of the Life Company Subsidiaries;

               (iv) any failure of Executive to be nominated, appointed or elected and to continue to be nominated, re-elected, or re-appointed as a member of the Board of Directors of the Company;

               (v) any  failure  of  Executive  to be  nominated,  appointed  or elected and to continue to be nominated, re-elected, or re-appointed as a member of the Board of Directors of each of the Life Company Subsidiaries;

               (vi) causing or requiring Executive to report to anyone other than the Board of the Company;

               (vii) assignment to Executive of duties materially inconsistent with his position and duties described in this Agreement, including status, offices, or responsibilities as contemplated under Section 2.1or any other action by the Company or any of the Life Company Subsidiaries which results in an adverse change in such position, status, offices, titles or responsibilities;

               (viii) any reduction or failure to pay Executive's Base Salary in violation of Section 4.1 or his Annual Bonus in violation of
               Section 4.2;

               (ix) any failure to grant the SAR described in Section 4.3 or to make any of the payments required to be made under the provisions of the SAR described in Section 4.3; or

               (x) any reduction in bonus or incentive opportunity; provided that no such reduction shall be deemed to occur merely because the Company revises or modifies the structure of or performance factors taken into account (or the degree to which any such performance factors are taken into account) under any bonus or incentive plan or arrangement; provided further that the Executive shall not be treated less favorably than the other members of Senior Management;

     provided that the creation, existence or appointment of a Chief Executive Officer other than Executive of any subsidiary of the Company other than the Life Company Subsidiaries shall not be deemed to be Good Reason if such other Chief Executive Officer reports, directly or indirectly, to Executive; and provided, further, that no act or omission described in clauses (i) through (x) of this Section shall constitute Good Reason unless Executive gives Company written notice of such act or omission and the Company fails to cure such act or omission within 30-days after delivery of such notice (except that Executive shall not be required to provide such notice in case of intentional acts or omissions by a Company or more than once in cases of repeated acts or omissions); or

     (b) relocation of the Company's executive offices or Executive's own office location to a location that is outside the Austin, Texas metropolitan area;

     In the event of an occurrence or omission constituting Good Reason, Executive shall not be entitled to terminate his employment for Good Reason unless within 3 months after Executive first obtains actual knowledge of such an event constituting Good Reason, he notifies Company of the events constituting such Good Reason and of his intention to terminate employment for Good Reason by a Notice of Termination.

     1.23 "including" means including without limitation.

     1.24 "Life Company Subsidiaries" means Investors Life Insurance Company of North America and Family Life Insurance Company, which companies are indirect, wholly owned subsidiaries of the Company as of the date of this Agreement. The term also includes any life insurance company which becomes an Affiliate of the Company on or after the date of this Agreement.

     1.25 "Notice of Termination" means a written notice of termination of Executive's employment given in accordance with Section 6.1 by Company on behalf of the Companies, or by Executive, as the case may be, which sets forth (a) the specific termination provision in this Agreement relied upon by the party giving such notice, (b) in reasonable detail the specific facts and circumstances claimed to provide a basis for such Termination of Employment, and (c) if the Date of Termination is other than the date of receipt of such Notice of Termination, the Date of Termination.

     1.26 "Person" means any individual, sole proprietorship, partnership, joint venture, limited liability company, trust, unincorporated organization, corporation, institution, public benefit corporation, entity or government instrumentality, division, agency, body or department.

     1.27 "Prorata Annual Bonus" means the product of (i) the Target Annual Bonus (provided that no effect shall be given to any reduction in such Target Annual Bonus that would qualify as Good Reason if Executive were to terminate his employment on account thereof) multiplied by (ii) a fraction of which the numerator is the number of days which have elapsed in such Fiscal Year through the Date of Termination and the denominator of which is 365.

     1.28 "Retirement" means any Termination of Employment after Executive reaches age 65, other than for Cause and other than for Good Reason.

     1.29 "SAR" means a stock appreciation right granted under the terms and provisions of the Financial Industries Corporation Equity Incentive Plan

     1.30 "Senior Management" means Vice Presidents or higher level officers of the Company.

     1.31 "Target Annual Bonus" -- as described in 4.2.

     1.32 "Target Annual Goals" - as described in Section 4.2.

     1.33 "Taxes" means the incremental federal, state, and local income taxes payable by Executive with respect to any applicable item of income.

     1.34 "Termination For Good Reason" means a Termination of Employment by Executive for a Good Reason.

     1.35 "Termination of Employment" means a termination by the Company or Executive of Executive's employment with the Company and its Affiliates.

     1.36 "Termination Without Cause" means a Termination of Employment by the Company for any reason other than Cause or Executive's death or Disability.

                                   ARTICLE II.

                                     DUTIES

     2.1 Duties. Company shall employ Executive during the Employment Period as its Chairman, President and Chief Executive Officer, and Executive shall have the authority, duties, and responsibilities as are commensurate and consistent with such position and title, and as provided in, Company's by-laws. Executive shall also serve as Chairman, President and Chief Executive Officer of the Life Company Subsidiaries. It is contemplated that, in connection with each annual meeting or action by written consent in lieu thereof of the stockholders of the Company and of the Life Company Subsidiaries during the Employment Period, the stockholders of the Company and of the Life Company Subsidiaries, respectively will elect Executive to their respective Boards and Executive agrees to serve on such Boards if elected. Executive shall report directly and solely to the Board of the Company. During the Employment Period, Executive shall be the most senior executive of the Company and shall have broad discretion and authority to manage and direct the day-to-day affairs and operations of the Companies in compliance with applicable law, including the sole authority to direct the strategic direction of the Company and the Life Company Subsidiaries, except to the extent required in connection with the exercise by the Board of its corporate governance duties and responsibilities under Company's by-laws and other applicable law. During the Employment Period, Executive shall follow the directives of the Board and shall meet with the Board on a periodic basis sufficient to enable the Board to fulfill its corporate governance responsibilities. All operating, staff, other executives, and divisions of the Company and the Life Company Subsidiaries, excluding the internal audit department which may at the Board's discretion report to the Board or its delegate, shall report solely to Executive, either directly or indirectly through subordinates of Executive who report to Executive. During the Employment Period, Executive shall perform the duties assigned to him hereunder, and shall devote his full business time, attention and effort, excluding any periods of disability, vacation, or sick leave to which Executive is entitled, to the affairs of the Company and shall use his best efforts to promote the interests of the Company. The Executive acknowledges that his business time is not limited to a fixed number of hours per week.

                                  ARTICLE III.

                                EMPLOYMENT PERIOD

     3.1 Employment Period. Subject to the termination provisions hereinafter provided, the term of Executive's employment under this Agreement (the "Employment Period") shall begin on the Agreement Date and end on the Anniversary Date which is three years after such date or, if later, such later date to which the Employment Period is extended pursuant to the following sentence. On the first anniversary of the Agreement Date and thereafter, the Employment Period shall be automatically extended each day by one day to create a new two year term until, at any time after the first anniversary of the Agreement Date, Company delivers written notice (an "Expiration Notice") to Executive or Executive delivers an Expiration Notice to Company, in either case, to the effect that the Agreement shall expire on a date specified in the Expiration Notice (the "Expiration Date") that is not less than two years after the date the Expiration Notice is delivered to Company or the Executive, respectively. The employment of Executive by Company shall not be terminated other than in accordance with
     Article VI.

                                   ARTICLE IV.

                                  COMPENSATION

     4.1 Salary. Executive shall be paid in accordance with normal payroll practices (but not less frequently than monthly) an annual salary at a rate of $360,000 per year ("Base Salary"). During the Employment Period, the Base Salary shall be reviewed periodically and may be increased from time to time as shall be determined by the Board. After any such increase, the term "Base Salary" shall thereafter refer to the increased amount. Any increase in Base Salary shall not limit or reduce any other obligation of the Company to Executive under this Agreement. Base Salary shall not be reduced at any time without the express written consent of Executive.

     4.2 Annual Bonus.

          (a) Executive shall be paid an annual bonus ("Annual Bonus") in accordance with the terms hereof for each Fiscal Year which begins or ends during the Employment Period. Executive shall be eligible for an Annual Bonus based upon target performance goals (the "Target Annual Goals"), as determined by the Board on an annual basis, after consultation with Executive and in accordance with normal Company administrative practices for Senior Management, which provides for a payment opportunity of at least the highest target level generally available to Senior Management under any Company annual bonus plan ("Target Annual Bonus") upon the Executive's achievement of the Target Annual Goals. Each such Annual Bonus is intended to comply with the provisions of section 162(m) of the Code.

          (b) The entire Annual Bonus that is payable to Executive with respect to the Fiscal Year shall be paid in cash as soon as practicable after the Board has determined whether and the degree to which Target Annual Goals have been achieved following the close of such Fiscal Year.

     4.3 Stock Appreciation Rights (SARs).

          (a) As of the Agreement Date, Company shall award to Executive stock appreciation rights (SARs) with respect to 30,000 shares of the Common Stock of the Company, pursuant to terms and provisions of the Financial Industries Corporation Equity Incentive Plan (the "Plan"). Such award shall constitute an "Award", within the meaning of section
          2.1 of the Plan. The terms and provisions of this Section 4.3 shall constitute the Award Notice for purposes of the Plan;

          (b) The exercise price of each unit is $14.11, which was 100% of the Fair Market Value of the Common Stock of the Company on the Agreement Date;

          (c) Executive may exercise the SARs granted hereunder in accordance with the following vesting schedule:

               Date                             Percentage of Units Exercisable

               November 1, 2004                              20%
               November 1, 2005                              40%
               November 1, 2006                              60%
               November 1, 2007                              80%
               November 1, 2008                             100%

          (d) In the event of a Change of Control (as defined in Section 2.4 of the Plan) each SAR then outstanding shall be fully exercisable regardless of the exercise schedule set forth in Section 4.3(c) hereof.

          (d) Executive may exercise the vested percentage of his Award at any time on or before November 1, 2009. Executive may defer payment of any exercised portion of his SARs in accordance with the deferral provisions of section 12 of the Plan.

     4.4  Savings  and  Retirement   Plans.   Executive  shall  be  eligible  to
     participate during the Employment Period in any Company's savings and retirement plans, practices, policies and programs, in accordance with the terms thereof, at the highest available level, if any, applicable from time to time to members of Senior Management, including any supplemental executive retirement plan.

                                   ARTICLE V.

                                 OTHER BENEFITS

     5.1 Welfare Benefits. During the Employment Period, Executive and his family shall be eligible to participate in at the highest level, and shall receive all benefits under, any Company's welfare benefit plans, practices, policies and programs provided or made generally available by the Company to Senior Management (including medical, dental, disability, salary continuance, employee life, group life, dependent life, accidental death and travel accident insurance plans and programs), in accordance with their terms as in effect from time to time.

     5.2 Fringe Benefits. During the Employment Period, Executive shall be entitled to fringe benefits generally applicable to Senior Management in accordance with their terms as in effect from time to time.

     5.3 Vacation. During the Employment Period, Executive shall be entitled to paid vacation time under the plans, practices, policies, and programs generally applicable to members of Senior Management in accordance with their terms as in effect from time to time.

     5.4 Expenses. Executive shall be promptly reimbursed for all actual and reasonable employment-related business expenses he incurs during the Employment Period in accordance with any Company's practices, policies, and procedures generally applicable to members of Senior Management in accordance with their terms as in effect from time to time, including the timely submission of required receipts and accountings. In addition, Executive shall be entitled to first-class air travel for business. Notwithstanding the foregoing, no expense shall be reimbursed more than once.

                                  ARTICLE VI.

                              TERMINATION BENEFITS

     6.1 Termination for Cause or Other than for Good Reason, etc.

          (a) If Company terminates Executive's employment with the Companies for Cause or Executive terminates his employment other than for Good Reason, death or Disability, the Executive shall be entitled to receive immediately after the Date of Termination a lump sum amount equal to the sum of Executive's Accrued Base Salary and Accrued Annual Bonus, and Executive shall not be entitled to receive any severance or other payment, other than compensation and benefits which relate to or derive from Executive's employment with the Company on or prior to the Date of Termination and which are otherwise payable in case of termination for Cause or other than for Good Reason, death or Disability, as applicable.

          (b) Executive's employment may be terminated for Cause only if (i) Company provides Executive (before the Date of Termination) with written notice of the Board meeting referred to in clause (ii) of this
          Section 6.1(b) at least twenty days prior to such meeting and specifies in detail in writing the basis of a claim of Cause and provides Executive, with or without counsel, at Executive's election, an opportunity to be heard and present arguments and evidence on Executive's behalf at such meeting, (ii) the Company Board, by affirmative vote of not less than 2/3 of the entire membership of the Board (excluding the Executive's vote from any such determination) determines that the acts or omissions constitute Cause which Executive failed to cure after being given an opportunity to cure if required by
          Section 1.11, and to the effect that Executive's employment should be terminated for Cause and (iii) Company thereafter provides Executive a Notice of Termination which specifies in detail the basis of such Termination of Employment for Cause. Nothing in this Section 6.1 (b) shall preclude the Board, by majority vote, from suspending Executive from his duties, with pay at any time.

     6.2 Termination for Retirement, Death or Disability. If, before the end of the Employment Period, Executive's employment terminates due to his Retirement, death or Disability, Executive or his Beneficiaries, as the case may be, shall be entitled to receive immediately after the Date of Termination, a lump sum amount which is equal to the sum of Executive's Accrued Base Salary, Accrued Annual Bonus, and Prorata Annual Bonus. Executive's SARs shall be paid according to the terms of the SAR.

     6.3 Termination Without Cause or for Good Reason. In the event of a Termination Without Cause or a Termination for Good Reason (in either case occurring during the Employment Period), Executive shall be entitled to receive the following:

          (a) promptly after the Date of Termination, (but in no event later than ten business days after the Date of Termination) a lump sum amount equal to the sum of Executive's Accrued Base Salary, Accrued Annual Bonus and Prorata Annual Bonus;

          (b) promptly after the Date of Termination, (but in no event later than ten business days after the Date of Termination), a lump sum amount equal to the product of (i) the sum of Base Salary plus Target Annual Bonus for the Fiscal Year during which the Date of Termination occurs (provided that no effect shall be given to any reduction in Target Annual Bonus that would qualify as Good Reason if Executive were to terminate his employment on account thereof), and multiplied by (ii) two;

          (c) promptly after the Date of Termination, (but in no event later than ten business days after the Date of Termination), a lump sum amount equal to the product of (i) the number of shares of Common Stock with respect to which SARs granted to Executive pursuant to the provisions of Section 4.3 that have not vested as of the Date of Termination multiplied by (ii) the excess, if any, of the Fair Market Value of a share of Common Stock on the Date of Termination;

          (d) the benefits specified in Section 5.1 and Section 5.2 to which Executive is entitled as of the Date of Termination, for two years following his Date of Termination, subject to the terms of applicable plans, programs or policies; provided that the Executive shall pay the same amount for such benefits as covered members of Senior Management who are actively employed would pay; provided further that any coverage required to be offered by the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, shall begin after such benefits otherwise cease hereunder;

     Notwithstanding  anything herein to the contrary,  the benefits provided in
     Section 6.3 shall be provided only upon Executive's execution of a release and waiver as described in Section 6.5.

     6.4 Other Rights. This Agreement shall not prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other plan, program or policy provided by the Company and for which Executive may qualify, and shall not impair the Company's rights to amend or terminate any benefit, bonus, incentive or other plan program or policy; provided however that no such amendment or termination shall treat Executive less favorably than other Senior Management and Executive's benefits, bonus and incentives in the aggregate shall not be reduced. Amounts which are vested benefits or which Executive is otherwise entitled to receive under any plan, program or policy and any other payment or benefit required by law at or after the Date of Termination shall be payable in accordance with such plan, program or policy or applicable law except as expressly modified by this Agreement.

     6.5 Waiver and Release. Notwithstanding anything herein to the contrary, upon any Termination of Employment (other than due to death)

          (a) the Executive shall execute a release and waiver in form mutually agreed by Executive and the Board of Company (which agreement neither party shall unreasonably withhold) which releases, waives, and forever discharges the Company, its Affiliates, and their respective subsidiaries, affiliates, employees, officers, shareholders, members, partners, directors, agents, attorneys, predecessors, successors and assigns, from and against any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages and obligations of every kind and nature in law, equity, or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed, including but not limited to any and all such claims and demands directly or indirectly arising out of or in any way connected with the Executive's employment with and services as a director of the Company and its Affiliates; claims or demands related to compensation or other amounts under any compensatory arrangement, stock, stock options, or any other ownership interests in the Company or any Affiliate, vacation pay, fringe benefits, expense reimbursements, severance benefits, or any other form of compensation or equity; claims pursuant to any federal, state, local law, statute of cause of action including, but not limited to, the federal Civil Rights Act of 1964, as amended; the federal Age Discrimination in Employment Act of 1967, as amended; the federal Americans with Disabilities Act of 1990; tort law, contract law; wrongful discharge, discrimination; defamation; harassment; or emotional distress; provided that Executive's waiver and release shall not relieve the Companies from any of the following obligations, to the extent they are to be performed after the date of the release and waiver: (i) payment of amounts due under Sections 6.1, 6.2 or 6.3, as applicable, (ii) any obligations under the. second sentence of Section 6.4, and (iii) payment of any gross-up amount due under Article VIII; and provided further that (x) neither party shall release the other from his or its obligations under Article IX of this agreement, to the extent such obligations are to be performed after the Date of Termination, and (y) Executive shall not be precluded from defending against Cause Claims (as defined in Section 6.5(b)); and

          (b) the Company shall execute a release and waiver in form mutually agreed by Executive and the Board of Company (which agreement neither party shall unreasonably withhold) which releases, waives, and forever discharges the Executive and his executors, administrators, successors and assigns, from and against any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages and obligations of every kind and nature in law, equity, or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed, including but not limited to any and all such claims and demands directly or indirectly arising out of or in any way connected with the Executive's employment with or service as a director of the Company and its Affiliates, but excluding any such claims liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages or obligations arising out of or in any way connected with events, acts or conduct giving rise to or in any way connected with Executive's Termination of Employment for Cause ("Cause Claims"), provided, however, that (i) neither party shall release the other from his or its obligations under Article IX of this agreement, to the extent such obligations are to be performed after the Date of Termination, and (ii) Executive shall not be precluded from defending against Cause Claims.

          (c) Executive hereby agrees that the execution of this Agreement is adequate consideration for the execution of such a release, and hereby acknowledges that the Company would not have executed this Agreement had Executive not agreed to execute such a release.

                                  ARTICLE VII.

                              RESTRICTIVE COVENANTS

     7.1 Non-Competition. Executive shall not at any time during the period beginning on the Agreement Date and ending on the second anniversary of the Date of Termination (whether or not during the Term), directly or indirectly, in any capacity:

          (a) engage or participate in, become employed by, serve as a director of, or render advisory or consulting or other services in connection with, any Competitive Business; provided, however, that after the Date of Termination this Section 7.1(a) shall not preclude Executive from being an employee of, or consultant to, any business unit of a Competitive Business if (i) such business unit does not qualify as a Competitive Business in its own right and (ii) Executive does not have any direct or indirect involvement in, or responsibility for, any operations of such Competitive Business that cause it to qualify as a Competitive Business; or

          (b) make or retain any financial investment, whether in the form of equity or debt, or own any interest, in any Competitive Business; provided, however, that nothing in this subsection shall restrict Executive from making an investment in any Competitive Business if such investment (i) represents no more than 1% of the aggregate market value of the outstanding capital stock or debt (as applicable) of such Competitive Business, (ii) does not give Executive any right or ability, directly or indirectly, to control or influence the policy decisions or management of such Competitive Business, and (iii) does not create a conflict of interest between Executive's duties under this Agreement and his interest in such investment.

     7.2 Non-Solicitation. Executive shall not at any time during the period beginning on the Agreement Date and ending on the second anniversary of the Date of Termination (whether or not during the Term), directly or indirectly:

          (a) other than in connection with the good-faith performance of his duties as an officer of any of the Companies, encourage any employee or agent of the Company or any Affiliate to terminate his relationship with the Company or any Affiliate;

          (b) solicit the employment of or the engagement as a consultant or advisor of, any employee or agent of the Company or any Affiliate (other than by the Company or an Affiliate), or cause or encourage any Person to do any of the foregoing;

          (c) establish (or take preliminary steps to establish) a business with, or encourage others to establish (or take preliminary steps to establish) a business with, any employee or agent of the Company or any Affiliate; or

          (d) interfere with the relationship of any of the Companies with, or endeavor to entice away from any of the Companies, any Person who or which at any time during the period commencing one year prior to the Agreement Date was or is a material client or material supplier of, or maintained a material business relationship with, the Company or an Affiliate.

     7.3 Confidentiality. The Executive acknowledges that in the course of performing services for the Companies and Affiliates, he may create, develop, learn of, receive or contribute non-public information, ideas, processes, methods, designs, devices, inventions, data, models and other information relating to the Companies and their Affiliates or their products, services, businesses, operations, employees or customers, whether in tangible or intangible form, and that the Company or its Affiliates desire to protect and keep secret and confidential, including trade secrets and information from third parties that the Companies or their Affiliates are obligated to keep confidential ("Confidential Information"). Confidential Information shall not include: (i) information that is or becomes generally known through no fault of Executive; (ii) information received from a third party outside of the Company that was disclosed without a breach of any confidentiality obligation; or (iii) information approved for release by written authorization of the Company. The Executive recognizes that all such Confidential Information is the sole and exclusive property of the Company and its Affiliates, and that disclosure of
     Confidential Information would cause damage to the Companies and their Affiliates. The Executive agrees that, except as required by the duties of his employment with any of the Companies or any of their and/or its Affiliates and except in connection with enforcing the Executive's rights under this Agreement or if compelled by a court or governmental agency, in each case provided that prior written notice is given to Company, he will not, without the consent of Company, willfully disseminate or otherwise disclose, directly or indirectly, any Confidential Information obtained during his employment with the Company or its Affiliates, and will take all necessary precautions to prevent disclosure, to any unauthorized individual or entity inside or outside the Company, and will not use the Confidential Information or permit its use for the benefit of Executive or any other person or entity other than the Company or the Affiliates. These obligations shall continue during and after the termination of Executive's employment (whether or not during the Employment Period).

     7.4 Reasonableness of Restrictive Covenants.

          (a) Executive acknowledges that the covenants contained in Sections 7.1, 7.2 and 7.3 are reasonable in the scope of the activities restricted, the geographic area covered by the restrictions, and the duration of the restrictions, and that such covenants are reasonably necessary to protect the Company's relationships with its employees, clients and suppliers. Executive further acknowledges such covenants are essential elements of this Agreement and that, but for such covenants, the Company would not have entered into this Agreement.

          (b) The Company and Executive have each consulted with their respective legal counsel and have been advised concerning the reasonableness and propriety of such covenants. Executive acknowledges that his observance of the covenants contained in Sections 7.1, 7.2 and 7.3 will not deprive him of the ability to earn a livelihood or to support his dependents.

     7.5 Right to Injunction; Survival of Undertakings.

          (a) In recognition of the necessity of the limited restrictions imposed by Sections 7.1, 7.2 and 7.3, the parties agree that it would be impossible to measure solely in money the damages that any of the Companies would suffer if Executive were to breach any of his obligations under such Sections. Executive acknowledges that any breach of any provision of such Sections would irreparably injure the Company. Accordingly, Executive agrees that the Company shall be entitled, in addition to any other remedies to which Company may be entitled under this Agreement or otherwise, to an injunction to be issued by a court of competent jurisdiction, to restrain any actual breach, or threatened breach, of such provisions, and Executive hereby waives any right to assert any defense that any of the Company has to adequate remedy at law for any such breach.

          (b) If a court  determines that any of the covenants  included in this
          Article VII are unenforceable in whole or in part because of such covenant's duration or geographical or other scope, such court may modify the duration or scope of such provision, as the case may be, so as to cause such covenant as so modified to be enforceable.

          (c) All of the provisions of this Article VII shall survive any Termination of Employment without regard to (i) the reasons for such termination or (ii) the expiration of the Employment Period.

          (d) Company shall have any further obligation to pay or provide severance or benefits under Section 6.3 if a court determines that the Executive has breached any covenant in this Article VII.

                                  ARTICLE VIII.

                                  MISCELLANEOUS

     8.1 Approvals. The Company represents and warrants to Executive it has taken all corporate action necessary to authorize this Agreement.

     8.2 No Mitigation. In no event shall Executive be obligated to seek other employment or take any other action to mitigate the amounts payable to Executive under any of the provisions of this Agreement, nor shall the amount of any payment hereunder be reduced by any compensation earned as a result of Executive's employment by another employer, except that any continued welfare benefits provided for by Section 6.3(d) shall not duplicate any benefits that are provided to Executive and his family by such other employer and shall be secondary to any coverage provided by such other employer.

     The Company's obligation to make the payments provided for in this Agreement and otherwise perform the obligations hereunder shall not (unless Executive is terminated for Cause) be affected by any circumstances, including set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive.

     8.3 Beneficiary. If Executive dies prior to receiving all of the amounts payable to him in accordance with the terms and conditions of this Agreement, such amounts shall be paid to the beneficiary ("Beneficiary") designated by Executive in writing to the Company during his lifetime, or if no such Beneficiary is designated, to Executive's estate. Such payments shall be made in a lump sum to the extent so payable and, to the extent not payable in a lump sum, in accordance with the terms of this Agreement. Such payments shall not be less than the amount payable to Executive as if Executive had lived to the date of payment and were the payee. Executive, without the consent of any prior Beneficiary, may change his designation of Beneficiary or Beneficiaries at any time or from time to time by submitting to the Company a new designation in writing.

     8.4 Assignment; Successors. This Agreement is personal to Executive and he may not assign his duties or obligations under it. Company may not assign its respective rights and obligations under this Agreement without the prior written consent of Executive, except to a successor to the Company's business which expressly assumes the Company's obligations hereunder in writing. This Agreement shall be binding upon and inure to the benefit of Executive, his estate and Beneficiaries, the Company and its successors and permitted assigns. Company shall require any successor to all or substantially all of the business and/or assets of such Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as such Company would be required to perform if no such succession had taken place.

     8.5 Non-alienation. Except as is otherwise expressly provided herein, benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, prior to actually being received by Executive, and any such attempt to dispose of any right to benefits payable hereunder shall be void.

     8.6 Severability. If all or any part of this Agreement is declared to be unlawful or invalid, such unlawfulness or invalidity shall not serve to invalidate any portion of this Agreement not declared to be unlawful or invalid. Any provision so declared to be unlawful or invalid shall, if possible, be construed in a manner which will give effect to the terms of such provision to the fullest extent possible while remaining lawful and valid.

     8.6 Amendment; Waiver. This Agreement shall not be amended or modified except by written instrument executed by Company and Executive. A waiver of any term, covenant or condition contained in this Agreement shall not be deemed a waiver of any other term, covenant or condition, and any waiver of any default in any such term, covenant or condition shall not be deemed a waiver of any later default thereof or of any other term, covenant or condition.

     8.7 Arbitration, Any dispute, controversy or claim arising out of or in connection with or relating to this Agreement or any breach or alleged breach thereof shall be submitted to and settled by binding arbitration in Austin, Texas, in accordance with the Commercial Arbitration Rules of the American Arbitration Association (or at any other place or under any other form of arbitration mutually acceptable to the parties so involved). Any dispute, controversy or claim submitted for resolution shall be submitted to three (3) arbitrators, each of whom is a nationally recognized executive compensation specialist. The Company shall select one arbitrator, the Executive shall select one arbitrator and the third arbitrator shall be selected by the first two arbitrators. Any award rendered shall be final and conclusive upon the parties and a judgment thereon may be entered in the highest court of a forum, state or federal, having jurisdiction. The expenses of the arbitration shall be borne equally by the parties, except that in the discretion of the arbitrators any award may include the fees and costs of a party's attorneys if the arbitrator expressly determines that the party against whom such award is entered has caused the dispute, controversy or claim to be submitted to arbitration in bad faith or as a dilatory tactic. No arbitration shall be commenced after the date when institution of legal or equitable proceedings based upon such subject matter would be barred by the applicable statute of limitations. Notwithstanding anything to the contrary contained in this Section 8.7 or elsewhere in this Agreement, either party may bring an action in the Travis County, Texas District Court, in order to maintain the status quo ante of the parties. The "status quo ante" is defined as the last peaceable, uncontested status between the parties. However, neither the party bringing the action nor the party defending the action thereby waives its right to arbitration of any dispute, controversy or claim arising out of or in connection or relating to this Agreement. Notwithstanding anything to the contrary contained in this Section 8.7 or elsewhere in this Agreement, either party may seek relief in the form of specific performance, injunctive or other equitable relief in order to enforce the decision of the arbitrator. The parties agree that in any arbitration commenced pursuant to this Agreement, the parties shall be entitled to such discovery (including depositions, requests for the production of documents and interrogatories) as would be available in a federal district court pursuant to Rules 26 through 37 of the Federal Rules of Civil Procedure. In the event that either party fails to comply with its discovery obligations hereunder, the arbitrator(s) shall have full power and authority to compel disclosure or impose sanctions to the full extent of Rule 37, Federal Rules of Civil Procedure.

     8.8 Notices. All notices hereunder shall be in writing and delivered by hand, by nationally-recognized delivery service that guarantees overnight delivery, or by first-class, registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to Company, to:         Financial Industries Corporation
                                6500 River Place Blvd., Building One
                                Austin, Texas 78730
                                Attention: Theodore A. Fleron,
                                Vice President and General Counsel
                                Facsimile No.:  (512) 404-5041

         If to Executive, to:   At his most recent home address or facsimile
                                number on file with the Company)

     Either party may from time to time designate a new address by notice given in accordance with this Section. Notice shall be effective when actually received by the addressee.

     8.9 Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

     8.10 Captions. The captions of this Agreement are not a part of the provisions hereof and shall have no force or effect.

     8.11 Entire Agreement. This Agreement forms the entire agreement between the parties hereto with respect to the subject matter contained in the Agreement and shall supersede all prior agreements, promises and representations regarding employment, compensation, severance or other payments contingent upon termination of employment, whether in writing or otherwise.

     8.12 Applicable Law, This Agreement shall be interpreted and construed in accordance with the laws of the State of Texas, without regard to its choice of law principles.

     8.13 Survival of Executive's Rights. All of Executive's rights hereunder, including his rights to compensation and benefits, and his obligations under Article VIII hereof, shall survive the termination of Executive's employment or the termination of this Agreement.

     8.14 Joint and Several Liability. The obligations of the Company to Executive under this Agreement shall be joint and several.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

Financial Industries Corporation

        By: /s/ Thomas C. Richmond

        Title:  Secretary


           /s/ Eugene E. Payne
           Eugene E. Payne

                                  EXHIBIT 10.32

                        FINANCIAL INDUSTRIES CORPORATION
                              EQUITY INCENTIVE PLAN

1.   Purpose:

     The purpose of the Plan is to provide motivation to Key Employees of the Company and its Subsidiaries to put forth maximum efforts toward the continued growth, profitability, and success of the Company and its Subsidiaries by providing incentives to such Key Employees through performance-related incentives, including, but not limited to the performance of the Common Stock of the Company. Toward this objective, the Committee may grant stock appreciation rights or performance units to Key Employees of the Company and its Subsidiaries on the terms and subject to the conditions set forth in the Plan.

2.   Definitions:

     2.1 "Award" means any form of stock appreciation right ("SAR") or performance unit granted under the Plan, whether individually or in combination, to a Participant by the Committee pursuant to such terms, conditions, restrictions, and/or limitations, if any, as the Committee may establish by the Award Notice or otherwise.

     2.2 "Award Notice" means a written notice from the Company to a Participant that establishes the terms, conditions, restrictions, and/or limitations applicable to an Award in addition to those established by this Plan and by the Committee's exercise of its administrative powers.

     2.3 "Board" means the Board of Directors of the Company.

     2.4 "Change of Control" means the occurrence of any one or more of the following:

          (i) any SEC Person becomes the Beneficial Owner of 50% or more of the Common Stock or of Voting Securities representing 50% or more of the combined voting power of all Voting Securities of the Company (such an SEC Person, a "50% Owner"); or

          (ii) the Incumbent Directors cease for any reason to constitute at least a majority of the Board; or

          (iii) approval by the stockholders of the Company of a plan or agreement for the sale or other disposition of all or substantially all of the consolidated assets of the Company or a plan of liquidation of the Company; or

          (iv) any other event or circumstance (or series of events or circumstances) that the Board shall determine to constitute a Change of Control.

     2.5 "Change of Control Price" means the highest price per share of Common Stock offered in conjunction with any transaction resulting in a Change of Control (as determined in good faith by the Committee if any part of the offered price is payable other than in cash) or, in the case of a Change of Control occurring solely by reason of a change in the composition of the Board, the highest Fair Market Value of the Common Stock on any of the 30 trading days immediately preceding the date on which a Change of Control occurs.

     2.6 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     2.7 "Committee" means the Compensation Committee of the Board, or such other committee designated by the Board, authorized to administer the Plan under paragraph 3 hereof. The Committee shall consist of not less than two members, each of whom shall be a "disinterested person" within the meaning of Rule 16b-3 promulgated under Section 16 of the Exchange Act. The Committee shall from time to time designate the Key Employees who shall be eligible for Awards pursuant to this Plan.

     2.8 "Common Stock" means common stock, par value $0.20 per share, of the Company.

     2.9 "Company" means Financial Industries Corporation.

     2.10 "Effective Date" means November 4, 2002.

     2.11 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     2.12 "Fair Market Value" means, on any date, the price of the last trade, regular way, in the Common Stock on such date on the Nasdaq National Market or, if at the relevant time, the Common Stock is not listed to trade on Nasdaq, on such other recognized quotation system on which the trading prices of the Common Stock are then quoted (the "applicable exchange"). In the event that there are no Common Stock transactions on the applicable exchange on any relevant date, Fair Market Value for such date shall mean the closing price on the immediately preceding date on which Common Stock transactions were so reported.

     2.13 "Incumbent Directors" means the individuals who are serving as members of the Board as of the Effective Date of the Plan. Individuals who are nominated to serve as members of the Board by at least two-thirds of the individuals who are serving as members of the Board as of the Effective Date shall also be considered as Incumbent Directors for purposes of the Plan.

     2.14 "Key Employee" means officers of the Company or a Subsidiary and any other employee of the Company or a Subsidiary so designated by the Committee.

     2.15 "Participant" means any individual to whom an Award has been granted by the Committee under this Plan.

     2.16 "Plan" means the Financial  Industries  Corporation  Equity  Incentive
     Plan.

     2.17 "SAR" means a stock appreciation right granted under Section 7 of the Plan in respect of one or more shares of Common Stock that entitles the holder thereof to receive, in cash, an amount per share of Common Stock equal to the excess, if any, of the Fair Market Value on the date the SAR is exercised over the Fair Market Value on the date the SAR is granted.

     2.18 "SEC Person" means any person (as such term is defined in Section 3(a)(9) of the Exchange Act) or group (as such term is used in Rule 13d-5 under the Exchange Act), other than an affiliate or any employee benefit plan (or any related trust) of the Company or any of its affiliates.

     2.19 "Subsidiary" means a corporation or other business entity in which the Company directly or indirectly has an ownership interest of 50 percent or more.

          2.20 "Unit" means a bookkeeping entry used by the Company to record and account for the grant of performance units until such time as the Award is paid, cancelled, forfeited or terminated, as the case may be.

3.   Administration:

          The Plan shall be administered by the Committee. The President and Chief Executive Officer, shall have the authority to make recommendations to the Committee with respect to Awards to be granted to Key Employees other than himself. Except as provided in the preceding sentence, the Committee shall have the authority to (a) interpret the Plan and make factual determinations; (b) establish or amend such rules and regulations as it deems necessary for the proper operation and administration of the Plan; (c) receive recommendations from the President and Chief Executive Officer as to the Key Employees to receive Awards under the Plan, except that the Committee shall determine Awards with respect to the President and Chief Executive;
          (d) determine the form of an Award, whether a stock appreciation right or performance unit, the number of Units subject to the Award, all the terms, conditions, restrictions and/or limitations, if any, of an Award, including the time and conditions of exercise or vesting, and the terms of any Award Notice, which may include the waiver or amendment of prior terms and conditions or acceleration or early vesting or payment of an Award under certain circumstances determined by the Committee; (e) determine whether Awards will be granted individually or in combination; (f) grant waivers of Plan terms, conditions, restrictions, and limitations; (g) accelerate the vesting, exercise, or payment of an Award or the performance period of an Award when such action or actions would be in the best interest of the Company; and (h) take any and all other action it deems necessary or advisable for the proper operation or administration of the Plan. The Committee shall also have the authority to grant Awards in replacement of Awards previously granted under this Plan or any other executive compensation plan of the Company or a Subsidiary. All determinations of the Committee shall be made by a majority of its members, and its determinations shall be final, binding and conclusive. All actions required of the Committee under the Plan shall be made in the Committee's sole discretion, not in a fiduciary capacity and need not be uniformly applied to other persons, including similarly situated persons.

4.  Eligibility:

          Any Key Employee is eligible to become a Participant of the Plan.

5.  Term:

          The Plan shall become effective as of November 1, 2002.

          Awards shall not be granted pursuant to the Plan after November 1, 2012.

6.  Participation:

          The Committee shall select, from time to time, Participants from those Key Employees who, in the opinion of the Committee, can further the Plan's purposes. Once a Participant is so selected, the Committee shall determine the type or types of Awards to be made to the Participant and shall establish in the related Award Notices the terms, conditions, restrictions and/or limitations, if any, applicable to the Awards in addition to those set forth in this Plan and the administrative rules and regulations issued by the Committee.

7.  Stock Appreciation Rights

          (a) Grants. Awards may be granted in the form of stock appreciation rights ("SARs"). SARs shall entitle the recipient to receive a payment, in cash, equal to the appreciation in market value of a stated number of shares of Common Stock from the Exercise Price to the market value on the date of exercise. No SAR may be exercised for cash by an officer or director of the Company who is subject to Section 16 of the Exchange Act, except in accordance with Rule 16b-3 under the Exchange Act, as such Rule may be amended from time to time.

          (b) Terms and Conditions of SARS. SARs shall be exercisable in whole or in such installments and at such times as may be determined by the Committee and designated in the Award Notice. The exercise price of a SAR shall be 100 percent of the fair market value of the Common Stock, as determined by the Committee, on the date of the SAR's grant (the "Exercise Price").

          (c) Additional Terms and Conditions. The Committee may, by way of the Award Notice or otherwise, determine such other terms, conditions, restrictions and/or limitations, if any, of any SAR Award, provided they are not inconsistent with the Plan.

8.  Performance Units

          (a) Grants. Awards may be granted in the form of performance units. Performance units, as that term is used in this Plan, shall refer to Units valued by reference to designated criteria established by the Committee, other than Common Stock.

          (b) Performance Criteria. Performance units shall be contingent on the attainment during a performance period of certain performance objectives. The length of the performance period, the performance objectives to be achieved during the performance period, and the measure of whether and to what degree such objectives have been attained shall be conclusively determined by the Committee in the exercise of its absolute discretion. Subject to the requirements of paragraph 9, if applicable, performance objectives may be revised by the Committee, at such times as it deems appropriate during the performance period, in order to take into consideration any unforeseen events or changes in circumstances.

          (c) Additional Terms and Conditions. The Committee may, by way of the Award Notice or otherwise, determine such other terms, conditions, restrictions, and/or limitations, if any, of any Award of performance units, provided they are not inconsistent with the Plan.

9.   Provisions Applicable to Section 162(m) Participants

          (a) Designation of Participants and Goals. Within 90 days after the start of each fiscal year (or by such other time as may be required or permitted by Section 162(m) of the Code), the Committee shall, in writing: (i) designate the Participants, if NY, for whom the grant of performance units shall be subject to this paragraph 9; (ii) select the performance goal or goals applicable to the fiscal year or years included within any performance period; (iii) establish the number performance units which may be earned for such year or such years within a performance period by each such Participant; (iv) specify the relationship between performance goals and the number of performance units performance shares to be earned by each such Participant for such year or period and (v)the method for computing the number of performance units payable if the performance goals are attained.

          The Committee may specify that the number of performance units will be earned if the applicable target is achieved for one goal or for any one of a number of goals for a fiscal year or years within a performance period. The Committee may also provide that the number of performance units to be earned for a given fiscal year or years within a performance period will vary based upon different levels of achievement of the applicable performance targets.

          (b) Performance Criteria. For purposes of this paragraph 9, performance goals shall be limited to one or more of the following:
          (i) future economic value per share of Common Stock, (ii) earnings per shares, (iii) return on average common equity, (iv) pre-tax income,
          (v) pre-tax  operating  income,  (vi) net  revenue,  (vii) net income,
          (viii) profits before taxes, (ix) book value per share, (x) stock price and (xi) earnings available to common stockholders.

          (c) Annual Payment. Following the completion of each fiscal year or completion of a performance period, the Committee shall certify in writing whether the applicable performance goals have been achieved for such year or performance period and the number of performance units, if any, payable to a Participant for such fiscal year or performance period. The amounts due to a Participant to whom this paragraph 9 applies will be paid following the end of the applicable fiscal year or performance period after such certification by the Committee. In determining the amount due to a Participant to whom this paragraph applies for a given fiscal year or performance period, the Committee shall have the right to reduce (but not to increase) the amount payable at a given level of performance to take into account additional factors that the Committee may deem relevant to the assessment of individual or corporate performance for the year.

          (d) Restrictions. Anything in this paragraph 9 to the contrary notwithstanding, the maximum annual amount that may be paid to a Participant under the Plan for (i) the fiscal year in which the Plan is approved by the Stockholders of the Company shall equal no more than $2,000,000 and (ii) each subsequent fiscal year shall equal 110% of such maximum amount for the preceding fiscal year.

          (e) Adjustment for Non-Recurring Items, Etc. Notwithstanding anything herein to the contrary, if the Company's financial performance is affected by any event that is of a non-recurring nature, the Committee in its sole discretion may make such adjustments in the financial criteria as it shall determine to be equitable and appropriate in order to make the calculations of Awards, as nearly as may be practicable, equivalent to the calculation that would have been made without regard to such event. In the event of a significant change of the business or assets of the Company under circumstances involving an acquisition or a merger, consolidation or similar transaction, the Committee shall, in good faith, recommend to the Board for approval such revisions to the financial criteria and the other terms and conditions used in calculating Awards for the then current Plan Year as it reasonably deems appropriate in light of any such change.

          (f) Repeal of Section 162(m). Without further action by the Board, the provisions of this paragraph 9 shall cease to apply on the effective date of the repeal of Section 162(m) of the Code (and any successor provision thereto).

(j)      Change of Control

          (a) Accelerated Vesting and Payment of SARs. In the event of a Change of Control, each SAR then outstanding shall be fully exercisable regardless of the exercise schedule otherwise applicable to such SAR and, in connection with such a Change of Control, the Committee may, in its discretion, provide that each SAR shall, upon the occurrence of such Change of Control, be canceled in exchange for a payment per share (the "Settlement Payment") in an amount equal to the excess, if any, of the Change of Control Price over the base price of such SAR. Such Settlement Payment shall be in the form of cash and shall be paid within 30 days of the Change of Control.

          (b) Payment of Performance Units. In the event of a Change of Control, the performance period assigned to each performance unit with respect to which an Award has been previously granted shall be deemed to have been satisfied, notwithstanding the fact that such performance period was originally scheduled to extend beyond the date of the Change of Control. Prior to the effective date of the Change of Control, the Committee, in the exercise of its absolute discretion, may revise the performance objectives applicable to any such performance units and shall determine the amount of payment to be made to each Participant to whom an Award has been granted. Upon the occurrence of such Change of Control, the Company shall make payment of the amount so determined by the Committee in cash to each Participant.

11.      Payment of Awards

          Payment of Awards shall be made in cash, in a lump sum or installments, as determined by the Committee; provided, however, that if a payment is to be made in connection with a Change of Control, such payment shall be made in a lump sum.

12.       Deferral of Awards

          At the discretion of the Committee, payment of a performance unit, or any portion thereof may be deferred by a Participant until such time as the Committee may establish. All such deferrals shall be accomplished by the delivery of a written, irrevocable election by the Participant at least six months (and in the calendar year) prior to such time payment would otherwise be made, on a form provided by the Company. Further, all deferrals shall be made in accordance with administrative guidelines established by the Committee to ensure that such deferrals comply with all applicable requirements of the Code and its regulations. Deferred payments shall be paid in a lump sum or installments, as determined by the Committee. The Committee may also credit interest, at such rates to be determined by the Committee, on cash payments that are deferred and credit dividends or dividend equivalents on deferred payments denominated in the form of Common Stock.

13.      Termination of Employment

          If a Participant's employment with the Company or a Subsidiary terminates for a reason other than death, disability, retirement, or any approved reason, all unexercised, unearned, and/or unpaid Awards, including, but not by way of limitation, Awards earned, but not yet paid, all unpaid dividends and dividend equivalents, and all interest accrued on the foregoing shall be cancelled or forfeited, as the case may be, unless the Participant's Award Notice provides otherwise. The Committee shall have the authority to promulgate rules and regulations to (i) determine what events constitute disability, retirement, or termination for an approved reason for purposes of the Plan, and (ii) determine the treatment of a Participant under the Plan in the event of his death, disability, retirement, or termination for an approved reason.

14.      Nonassignability

          Unless the Committee determines otherwise, no SARs, performance shares or other derivative securities (as defined in the rules and regulations promulgated under Section 16 of the Exchange Act) awarded under the Plan shall be subject in any manner to alienation, anticipation, sale, transfer, assignment, pledge, or encumbrance, except for transfers by will or the laws of descent and distribution; provided, however, that the Committee may, subject to such terms and conditions as the Committee shall specify, permit the transfer of an Award to a Participant's family members or to one or more trusts established in whole or in part for the benefit of one or more of such family members. During the lifetime of the Participant, a SAR, or similar-type other award shall be exercisable only by him or by the family member or trust to whom such Option, SAR, or other Award has been transferred in accordance with the previous sentence.

15.      Adjustment of Shares Available

          If there is any change in the number of outstanding shares of Common Stock through the declaration of stock dividends, stock splits or the like, the number of shares available for Awards, the shares subject to any Award and the exercise prices of Awards shall be automatically adjusted. If there is any change in the number of outstanding shares of Common Stock through any change in the capital account of the Company, or through any other transaction referred to in Section 424(a) of the Code, the Committee shall make appropriate adjustments and/or modifications to outstanding Awards as it deems appropriate. In the event of any other change in the capital structure or in the Common Stock of the Company, the Committee shall also be authorized to make such appropriate adjustments in the maximum number of shares of Common Stock available for issuance under the Plan and any adjustments and/or modifications to outstanding Awards as it deems appropriate.

16.      Withholding Taxes:

          The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment.

17.      Noncompetition Provision

          Unless the Award Notice specifies otherwise, a Participant shall forfeit all unexercised, unearned, and/or unpaid Awards, including, but not by way of limitation, Awards earned but not yet paid, if, (i) in the opinion of the Committee, the Participant, without the written consent of the Company, engages directly or indirectly in any manner or capacity as principal, agent, partner, officer, director, employee, or otherwise, in any business or activity competitive with the business conducted by the Company or any Subsidiary; or (ii) the Participant performs any act or engages in any activity which in the opinion of the Chief Executive Officer of the Company is inimical to the best interests of the Company. In addition, the Committee may, in its discretion, condition the grant, exercise, payment or deferral of any Award, dividend, or dividend equivalent made under the Plan on a Participant's compliance with the terms of this paragraph 17 and any other terms specified by the Committee in the Award Notice, and cause such a Participant to forfeit any payment which is deferred or to grant to the Company the right to obtain equitable relief if the Participant fails to comply with the terms hereof.

18.       Amendments to Awards:

          Subject to the requirements of paragraph 9, the Committee may at any time unilaterally amend any unexercised, unearned, or unpaid Award, including, but not by way of limitation, Awards earned but not yet paid, to the extent it deems appropriate; provided, however, that any such amendment which, in the opinion of the Committee, is adverse to the Participant shall require the Participant's consent.

19.       Compliance with Law:

          With respect to persons subject to Section 16 of the Exchange Act, it is the intent of the Company that the Plan and all transactions under the Plan comply with all applicable provisions of Rule 16b-3, as the Rule may be amended or replaced, under the Exchange Act.

20.       No Right to Continued Employment or Grants:

          Participation in the Plan shall not give any Key Employee any right to remain in the employ of the Company or any Subsidiary. The Company or, in the case of employment with a Subsidiary, the Subsidiary, reserves the right

21.       Amendment:

          The Committee may suspend or terminate the Plan at any time. In addition, the Committee may, from time to time, amend the Plan in any manner, but may not without Board approval adopt any amendment which would (a) materially increase the benefits accruing to Participants under the Plan or (b) materially modify the requirements as to eligibility for participation in the Plan; and provided further that the Committee shall not amend the Plan without the approval of the Board if such approval is required by Rule 16b-3 of the Exchange Act or Section 162(m) of the Code, in each case as such provision may be amended from time to time.

22.       Governing Law:

          The Plan shall be governed by and construed in accordance with the laws of the State of Texas, except as superseded by applicable Federal Law.

IN WITNESS WHEREOF, the Company has caused this Plan to be executed by its duly authorized officers on this 4th day of November, 2002.


Financial Industries Corporation


By:    /s/ Thomas C. Richmond

Title:   Secretary


By: /s/ Theodore A. Fleron

Title:   Vice President and Assistant Secretary