Form 10-Q/A
period 2002-06-30
FINANCIAL INDUSTRIES CORP
filed 2002-11-18
CIK 35733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 2

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

                                EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly on Form 10-Q for the quarter ended June 30, 2002 as filed on August 26, 2002 and is being filed to reflect the restatement of the Registrant's interim consolidated financial statements. The reasons for and effects of this restatement are presented in the Notes to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. Other than with respect to the restated information, the Registrant has not updated disclosures in this Form 10-Q/A to reflect any event subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on August 26, 2002. For the most recent information concerning the Registrant, please see the Registrant's quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                       Page No.

Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         June 30, 2002 (as RESTATED) and December 31, 2001................... 5

Consolidated Statements of Income
         For the three and six month periods ended
         June 30, 2002 (as RESTATED) and June 30, 2001....................... 7

Consolidated Statements of Cash Flows
         For the three and six month periods ended
         June 30, 2002 (as RESTATED) and June 30, 2001...................... 11

Notes to Consolidated Financial Statements (as RESTATED).................... 15

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations..................... 19

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk .............................................. 31

Item 4. Controls and Procedures ............................................ 32


Part II

Other  Information.......................................................... 33

Signature  Page............................................................. 37

Certifications.............................................................. 38

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 June 30,          December 31,
                                                  2002                 2001
                                               (unaudited)
ASSETS                                         (RESTATED)

Investments:

Fixed maturities held to maturity, at
 amortized cost (market value approximates
 $1,042 and $1,028  at June 30, 2002
 and December 31, 2001, respectively)           $     1,042       $      1,029

Fixed maturities available for sale at
 market value (amortized cost of $488,031
 and $496,704 at June 30, 2002 and
 December 31, 2001, respectively)                   497,041            501,395

Equity securities, at market
 (cost approximates $59 at June 30,
 2002 and December 31, 2001)                             35                 56

Policy loans                                         48,197             49,794

Mortgage loans                                        3,722              4,715

Invested real estate                                 70,435             61,049

Short-term investments                              126,451            138,291

     Total investments                              746,923            756,329

Cash                                                  7,416              7,094

Accrued investment income                             8,307              8,483

Agency advances and other receivables                36,251             30,324

Reinsurance receivables                              15,396             14,709

Due and deferred premiums                            12,552             13,411

Real estate occupied by the Company                  19,913             20,054

Property and equipment, net                           3,573              3,546

Deferred policy acquisition costs                    81,232             80,290

Present value of future profits of
 acquired businesses                                 28,735             31,251

Other assets                                         16,564             14,074

Separate account assets                             364,060            399,264

     Total Assets                               $ 1,340,922        $ 1,378,829

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 June 30,          December 31,
                                                   2002               2001
                                               (unaudited)
                                                (RESTATED)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Policy liabilities and contract holder
 deposit funds:

Contract holder deposit funds                   $   554,025        $   556,117

Future policy benefits                              175,810            180,953

Other policy claims and benefits payable             13,932             13,985
                                                    743,767            751,055

Deferred federal income taxes                        31,857             31,920

Excess of net assets acquired over cost                  -0-            15,847

Other liabilities                                    11,365              8,938

Separate account liabilities                        356,261            391,593

Total Liabilities                                 1,143,250          1,199,353

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 25,000
 shares authorized in 2002 and 2001,
 11,855 and 11,736 shares issued in 2002
 and 2001, 9,594 and 9,499 shares out-
 standing in 2002 and 2001.                           2,372              2,348

Additional paid-in capital                           66,523             65,558

Accumulated other comprehensive income                5,044              2,297

Deferred compensation                                  (263)              (292)

Retained earnings                                   146,353            131,462
                                                    220,029            201,373
Common treasury stock, at cost, 2,261
 and 2,237 shares in 2002 and 2001,
 respectively.                                      (22,357)           (21,897)

Total Shareholders' Equity                          197,672            179,476

Total Liabilities and Shareholders' Equity      $ 1,340,922        $ 1,378,829

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)


                                                    Three Months Ended June 30,
                                                     2002             2001
                                                    (RESTATED)
Revenues:

 Premiums                                       $     8,996        $     9,061

 Net investment income                               10,092              7,141

 Earned insurance charges                            10,676              5,658

 Other                                                  238                254
                                                     30,002             22,114
Benefits and expenses:

Policyholder benefits and expenses                   11,121              6,703

Interest expense on contract holders
 deposit funds                                        7,109              4,126

Amortization of present value of future
 profits of acquired businesses                       1,260                938

Amortization of deferred policy acquisition
 costs                                                2,224              1,494

Operating expenses                                    7,697              5,376

Interest expense                                         -0-               189
                                                     29,411             18,826

Income before federal income tax and equity
 in net earnings of  affiliates                         591              3,288

Provision for federal income taxes                      376                994

Income before equity in net earnings of
 affiliates                                             215              2,294

Equity in net earnings of affiliate,
 net of tax                                              -0-               472

Net Income                                      $       215        $     2,766

              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)


                                                    Three Months Ended June 30,
                                                     2002              2001
                                                    (RESTATED)

Net Income Per Share

Basic:

Average weighted shares outstanding                   9,541              7,193

Basic earnings per share                        $      0.02        $      0.38

Diluted:

Common stock and common stock equivalents             9,619              7,250

Diluted earnings per share                      $      0.02        $      0.38

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)


                                                     Six  Months Ended June 30,
                                                      2002             2001
                                                     (RESTATED)

Revenues:

Premiums                                        $    18,910        $    17,099

Net investment income                                21,140              8,772

Earned insurance charges                             21,501              6,592

Other                                                   690                254
                                                     62,241             32,717
Benefits and expenses:

Policyholder benefits and expenses                   21,405              9,294

Interest expense on contract holders
 deposit funds                                       15,094              4,696

Amortization of present value of future
 profits of acquired businesses                       2,330              1,776

Amortization of deferred policy acquisition costs     4,147              2,933

Operating expenses                                   16,585              8,516

Interest expense                                         -0-               616

Total                                                59,561             27,831

Income before federal income tax, equity
 in net earnings of affiliates and cumulative
 effect of change in accounting principle             2,680              4,886

Provision for federal income taxes                    1,309              1,354

Income before equity in net earnings of
 affiliates and cumulative effect of change
 in accounting principle                              1,371              3,532

Equity in net earnings of affiliate,
 net of tax                                              -0-             1,317

Net income before cumulative effect of
 change in accounting principle                       1,371              4,849

Cumulative effect of change in accounting
 principle                                           15,727                 -0-

Net Income                                      $    17,098        $     4,849

              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)



                                                      Six Months Ended June 30,
                                                       2002             2001

Net Income Per Share

Basic:                                                (RESTATED)

Average weighted shares outstanding             $     9,515              6,130

Basic earnings per share

Income per share before cumulative
 effect of change in accounting principle       $      0.14        $      0.79

Cumulative effect of change in accounting
 principle                                             1.65               0.00

Basic earnings per share                        $      1.80        $      0.79

Diluted:

Common stock and common stock equivalents             9,594              6,160

Diluted earnings per share

Income per share before cumulative effect
 of change in accounting principle              $      0.14        $      0.79

Cumulative effect of change in accounting
 principle                                             1.64               0.00

Diluted earnings per share                      $      1.78        $      0.79

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                    Three Months Ended June 30,
                                                       2002              2001
                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                (RESTATED)

Net Income                                      $       215       $      2,766

Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                         1,260                938

Depreciation                                            641                249

Equity in undistributed earnings of
 affiliate                                               -0-              (776)

Changes in assets and liabilities:

Decrease in accrued investment income                 2,428                 72

(Increase) decrease in agent advances
 and other receivables                               (6,599)             2,917

Decrease (increase) in due and deferred
 premiums                                               309               (101)

Net change in deferred policy acquisition
 costs                                                  (41)            (1,089)

Decrease in other assets                                989                381

Decrease in policy liabilities and accruals          (5,202)            (2,263)

Increase (decrease) in other liabilities              2,082             (1,620)

(Decrease) increase in deferred federal
 income taxes                                          (145)               114

Other, net                                              499              1,369

Net cash (used in) provided by operating
 activities                                     $    (3,564)      $      2,957

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                    Three Months Ended June 30,
                                                      2002              2001
                                                    (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES                (RESTATED)

Fixed maturities purchased                      $   (79,192)      $    (28,785)

Real estate capitalized                              (7,010)                -0-

Proceeds from sales and maturities of
 fixed maturities                                    84,038             34,069

Net change in policy loans                              729                (61)

Net change in short-term investments                  1,820             (3,757)

Net change in property and equipment                      3               (259)

Net cash provided by  investing activities              388              1,207

CASH FLOW FROM FINANCING ACTIVITIES

Dividends paid                                       (2,207)            (1,931)

Net cash from acquisition of insurance
 holding company                                         -0-             6,979

Contractholder fund deposits                         13,110              7,435

Contractholder fund withdrawals                     (10,925)            (6,125)

Issuance of common capital stock                        795                 -0-

Purchase of treasury stock                               -0-            (2,298)

Net cash provided by financing activities               773              4,060

Net (decrease) increase in cash                      (2,403)             8,224

Cash, beginning of period                             9,819              3,855

Cash, end of period                             $     7,416        $    12,079

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Six Months Ended June 30,
                                                       2002             2001
                                                     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                 (RESTATED)

Net Income                                      $    17,098        $     4,849

Adjustments to reconcile net income to
 net cash provided by operating
 activities:

Amortization of present value of future
 profits of acquired business                         2,330              2,056

Depreciation                                          1,281                274

Cumulative change in accounting principle           (15,727)                -0-

Equity in undistributed earnings of
 affiliate                                               -0-            (2,137)

Changes in assets and liabilities:

Decrease (increase) in accrued  investment
 income                                                 176               (104)

Increase in agent advances and other
 receivables                                         (6,614)                (3)

Decrease (increase) in due and deferred
 premiums                                               859               (427)

Net change in deferred policy acquisition
 costs                                                 (942)            (1,623)

Increase) decrease in other assets                   (2,489)                45

Decrease in policy liabilities and accruals          (9,445)            (1,967)

Increase in other liabilities                         2,427                137

Decrease in deferred federal income taxes            (1,569)              (150)

Other, net                                              954                728

Net cash (used in) provided by operating
 activities                                     $   (11,661)       $     1,678

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

CASH FLOWS FROM INVESTING ACTIVITIES                (RESTATED)

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

Basis of Presentation

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

Accumulated Other Comprehensive Income

The following is a reconciliation of accumulated other comprehensive income from December 31, 2001 to June 30, 2002 (in thousands):

                                Net
                                unrealized
                                gain (loss)                              Total
                                on invest-      Net                      accumu-
                                ments in        appreciation             lated
                                fixed           (depreti-                other
                                maturities      ation)                   compre-
                                available       of equity                hensive
                                for sale        security       Other     income

Balance at December 31,
 2001                           $ 2,527         $  (2)         $(228)    $ 2,297
Current Period Change             2,761           (14)             0       2,747
Balance at June 30, 2002        $ 5,288         $ (16)         $(228)    $ 5,044

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

Related Party Transactions

On January 8, 2001, the Company donated $375,000 to the Roy F. and Joann Cole Mitte Foundation (the "Foundation"). The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and as of March 6, 2002, owned 16.31% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries, and his wife, Joann Cole Mitte. On January 2, 2002, FIC made a donation of $1,000,000 to the Foundation. For recent events concerning Roy F. Mitte see "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operation - Subsequent Events."

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

Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) and amends Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) and Accounting Research Bulletin No. 51 (ARB 51) Consolidated Financial Statements". FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not materially affect FIC's results of operations, liquidity or financial position.

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

Restatement

Subsequent to the issuance of the Registrant's financial statements included in our Form 10-Q for the period ending June 30, 2002, the Company identified approximately $1.4 million of certain death benefit expenses incurred during the quarter ended June 30, 2002 that were not recorded until the quarter ended September 30, 2002 due to an interface error between the Company's policy administration system and its general ledger. As a result, the financial statements for the three and six month periods ending June 30, 2002 have been restated. A summary of the effects of the restatement of the Company's Consolidated Balance Sheets, Statements of Income, and Cash Flow Statements, as follows:


                                                As Reported         As Restated

Other Liabilities                               $10,467,000        $11,365,000

                                                  3 months ended June 30, 2002

Policyholder benefits and expenses              $ 9,739,000        $11,121,000

Provision for federal income taxes              $   860,000        $   376,000

Net income                                      $ 1,113,000        $   215,000

Basic earnings per share                        $      0.12        $      0.02

Diluted earnings per share                      $      0.12        $      0.02

                                                  6 months ended June 30, 2002

Policyholder benefits and expenses              $20,023,000        $21,405,000

Provision for federal income taxes              $ 1,793,000        $ 1,309,000

Net income before cumulative
 effect of change in accounting
 principle                                      $ 2,269,000        $ 1,371,000

Basic earnings per share                        $      0.24        $      0.14

Diluted earnings per share                      $      0.24        $      0.14

Cumulative effect of change in
 accounting principle                           $15,727,000        $15,727,000

  Basic earnings per share                      $      1.65        $      1.65

  Diluted earnings per share                    $      1.64        $      1.64

Net income                                      $17,996,000        $17,098,000

  Basic earnings per share                      $      1.89        $      1.80

  Diluted earnings per share                    $      1.88        $      1.78

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
                                   RESTATEMENT

In this Item 2, references to results for the quarter ended June 30, 2002 are to restated results. See the Notes to the Consolidated Financial Statements. Financial Industries Corporation has restated its consolidated financial statements for the quarterly period ended June 30, 2002. The restatement relates to approximately $1.4 million of certain death benefit expenses incurred during the quarter ended June 30, 2002 that were not recorded until the quarter ended September 30, 2002 due to an interface error between the Company's policy administration system and its general ledger. As a result, the financial statements for the three and six month periods ending June 30, 2002 have been restated.

For purposes of this Form 10-Q/A and in accordance with rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the period ended June 30, 2002 as originally filed on August 26, 2002 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR
UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THIS RESTATEMENT.

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

         Results of Operations - Six Months Ended June 30, 2002 and 2001

For the six-month period ended June 30, 2002, Financial Industries Corporation's ("FIC") net income was $17,098,000 (basic earnings of $1.80 per common share, or diluted earnings of $1.78 per common share) on revenues of $62,241,000 as compared to net income of $4,849,000 (basic earnings of $0.79 per common share, or diluted earnings of $0.79 per common share) on revenues of $32,717,000 in the first six months of 2001. Net income in the six month period ended June 30, 2002, before the cumulative effect of a change in accounting principle, was $1,371,000 (basic and diluted earnings of $0.14 per common share).

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

Income from universal life and annuity charges for the first six months of 2002 was $21.5 million, as compared to $6.6 million in the same period of 2001. The consolidation of ILCO's operations contributed approximately $20.0 million to earned insurance charges for the six month period ended June 30, 2002 and $4.5 million to earned insurance charges for the period from May 18, 2001 to June 30, 2001. At Family Life, earned insurance charges declined from $2.1 million in the 2001 period ending June 30th to $1.5 million in the 2002 period ending June 30th. This change is attributable to a decrease in Family Life's universal life and annuity business. The face amount of Family Life's in force universal life policies was $627 million at June 30, 2002 as compared to $817 million at June 30, 2001.

Net investment income for the first six months of 2002 was $21.1 million as compared to $8.8 million in the same period of 2001. The consolidation of ILCO's operations contributed approximately $18.2 million to net investment income for the six month period ended June 30, 2002 and $5.6 million for the period from May 18, 2001 to June 30, 2001. FIC and its subsidiaries' investment portfolio were adversely affected by the decline in the level of interest income received from fixed income and short-term investments. This decline is attributable to lower interest rates during the period. Net investment income was further affected by the sale of short-term investments and the reinvestment of the proceeds from such sales in real estate, and the write down of two mortgage loans totaling $1.0 million in the second quarter of 2002. For a further discussion of the mortgage loans, refer to the discussion under the caption 'Investments'.

Real estate income is primarily earned from the leases on the buildings at River Place Pointe, an office complex in Austin, Texas which is owned and being developed by Investors Life Insurance Company of North America ('Investors Life'). Net real estate income, included in net investment income, was $3.2 million for the six month period ended June 30, 2002, as compared to $0.7 million for the same period in 2001. ILCO's real estate income was only included in FIC's income statements from May 18, 2001 through June 30, 2001 for the second quarter of 2001 and for the entire six month period in 2002.

Benefits and Expenses

Policyholder benefits and expenses were $21.4 million in the first six months of 2002, as compared to $9.3 million in the first six months of 2001. The consolidation of ILCO's operations for the six month period ending June 30, 2002 contributed approximately $16.0 million to policyholder benefits and expenses and contributed $3.3 million for the period from May 18, 2001 to June 30, 2001. At Investors Life, the level of policyholder benefits and expenses was $14.6 million for the first six months of 2001 compared to $16.0 million in the first six months of 2002. At Family Life, the level of policyholder benefits and expenses was $6.0 million for the first six months of 2001 compared to $5.5 million for the same period in 2002. The increase in policyholder benefits and expenses at ILCO, was primarily attributable to an increase in death benefits paid out of $1.6 million.

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

The provision for federal income taxes was $1.3 million in the first six months of 2002 as compared to $1.4 million in the first six months of 2001. The inclusion of ILCO's results contributed approximately $1.3 million to the level of federal income taxes for the six months ended June 30, 2002. Because of the Merger and subsequent consolidation of FIC and ILCO's provision for federal income taxes, FIC was not able to utilize the small company tax deduction, which provided lower tax rates. The decrease in federal income taxes from the small company deduction utilized in the six months ended June 30, 2001 was $134,495. Additionally, due to the Merger, the Company will incur approximately $175,000 in federal income taxes in the second quarter of 2002 related to non-deductible compensation.

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

            Results of Operations - Three Months Ended June 30, 2002
               as compared to the Three Months Ended June 30, 2001

For the three-month period ended June 30, 2002, FIC's net income was $0.2 million (basic and diluted earnings of $0.02 per common share) on revenues of $30.0 million as compared to net income of $2.8 million (basic and diluted earnings of $0.38 per common share) on total revenues of $22.1 million in the same three month period of 2001. The increase in total revenues from 2001 to 2002 is primarily attributable to the consolidation of ILCO's operations into FIC's Statements of Income for the entire second quarter of 2002. The decrease in net income from June 30, 2001 to June 30, 2002 was primarily attributable to $1.2 million of increased expenses due to the acquisition of new business that was not capitalized as deferred policy acquisition costs , $1.0 million of capital losses relating to the write-down of two mortgage loans, and increases in policyholder benefits and expenses. For a further discussion of the mortgage loans, see "Investments" herein.

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

Administrative Leave of President, Chief Executive Officer and Chairman of the Board

Effective August 19, 2002, the Board of Directors of the Company placed Roy F. Mitte, the President, Chief Executive Officer and Chairman of the Board of the Registrant, on administrative leave pending the satisfactory completion of a review by the Audit Committee of the Board of Directors into certain expenses that were paid by the Company during the reporting period and prior reporting periods that may have been personal, rather than business-related expenses, of Mr. Mitte. On August 15, 2002, the Audit Committee retained independent counsel to conduct such review. The Board of Directors elected Dr. Eugene Payne as a Director of the Registrant and appointed him as interim Chairman of the Board, and appointed Thomas C. Richmond, a Director and Vice President, as Chief Operating Officer. On August 24, 2002, the Board of Directors appointed Mr. Richmond to the additional position of interim Chief Executive Officer.

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

(b) In connection with the preparation of its financial statements for the quarter ended September 30, 2002, the Company identified certain transactions that occurred in the quarter ended June 30, 2002, but were not recorded in the financial results for that period. These accounting errors relate to death benefits for a relatively new annuity product line. The errors were inadvertent, unintentional and were due to a failure in the mechanical interface between the Company's policy administration system and the general ledger system used to record consolidated transaction for GAAP reporting purposes. The effect on the financial statements for the quarter ended June 30, 2002 resulting from the correction of these errors is described in the notes to the financial statements included in this Report.

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

The Company intends to make a timely request for a hearing before the Nasdaq Listing Qualification Panel to review the determination and shall make a public announcement on or before August 27, 2002, through the news media that discloses the receipt of the above-referenced notification, as required by the Marketplace Rules.

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

          (b) Reports on Form 8-K:

               (i) On August 15, 2002, the Registrant filed a Current Report on Form 8-K. The current report pertained to the filing of a Form 12b-25, Notification of Late Filing, indicating that the quarterly report would not be timely filed for the quarter ended June 30, 2002. The Company indicated in the Form 8-K filing that it had been working diligently to prepare its consolidated financial statements for the quarter and six-month periods ended June 30, 2002 and such consolidated financial statements had been substantially completed. However, in connection with the preparation of such reports, management discovered that certain expenses which were paid by the Company during the reporting period and prior reporting periods may have been personal, rather than business-related expenses, of the President and Chief Executive Officer of the Company. On August 15, 2002, the Audit Committee of the Board of Directors retained independent counsel to conduct a review for the current and prior periods.

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

FINANCIAL INDUSTRIES CORPORATION



_____________________________________           ________________________________
Eugene E. Payne                                 George M. Wise, III
Chief Executive Officer                         Chief Financial Officer


Date:   November 18, 2002

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


Date: November 18, 2002                         By:/s/ Eugene E. Payne

                                                        Eugene E. Payne
                                                        Chief Executive Officer

                                  CERTIFICATION

I,  George M. Wise, III,   Chief  Executive  Officer  of  Financial   Industries
Corporation ("FIC"), certify that:

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


Date: November 18, 2002                         By:/s/ George M. Wise, III

                                                       George M. Wise, III
                                                       Chief Financial Officer

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



    /s/ Eugene E. Payne                              /s/  George M. Wise, III
__________________________________              ________________________________
Eugene E. Payne                                 George M. Wise, III
Chief Executive Officer                         Chief Financial Officer


Date: November 18, 2002

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

     10. Notice. All notices, requests or consents required or permitted under this Agreement shall be made in writing and shall be given to the other party by personal delivery, overnight air courier (with receipt signature) or facsimile transmission (with "answerback" confirmation of transmission), if to the Company, sent as follows: Financial Industries Corporation,
     Attention: Legal Department, 6500 River Place Blvd., Building One, Austin, Texas 78730, and

     if to the Employee: Jeffrey H. Demgen, 6500 River Place Blvd., Building One, Austin, Texas 78730, or such other addresses or telecopy numbers of which the parties have given notice pursuant to this Section

     10. Each such notice, request or consent shall be deemed effective upon the date of mailing of such notice, provided the mailing party retains a receipt signature or confirmation of transmission, as applicable.

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


Witnessed By: _____________________________
              Sheryl Kinlaw
              Counsel

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

     IN WITNESS WHEREOF, the parties have executed this First Amendment to Employment Agreement on the date and year first above written. FINANCIAL INDUSTRIES CORPORATION



     By: _________________________________
         Name:
         Title:



         _________________________________
         Jeffrey H. Demgen

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


Financial Industries Corporation
 a Texas corporation

By: ______________________________________
    Roy F. Mitte
    Chairman, President and Chief Executive Officer



Employee: ________________________________
          Thomas C. Richmond


Witnessed By: ____________________________
              Sheryl Kinlaw
              Counsel

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

Financial Industries Corporation
 a Texas corporation

By:  _____________________________________
     Roy F. Mitte
     Chairman, President and Chief Executive Officer



Employee: ________________________________
          Hans Annarino


Witnessed By: ____________________________
              Sheryl Kinlaw
              Counsel

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

Financial Industries Corporation
Investors Life Insurance Company of North America



By: ______________________________________
    Roy F. Mitte
    Chairman, President and Chief Executive Officer

    6500 River Place Blvd.,
    Building One
    Austin, Texas 78730
    Telephone: (512) 404-5000

Employee:

By: ______________________________________
    Theodore A. Fleron
    1600 Easy Street
    Austin, Texas 78746