Form 10-K
period 2002-12-31
FINANCIAL INDUSTRIES CORP
filed 2003-04-18
CIK 35733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K




              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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


(512) 404-5050  (Registrant's Telephone Number, including area code)


Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:

        Common Stock, $.20 par value
             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 28, 2003, based on the closing sales price in the Nasdaq National Market ($14.80), was $118,977,156.

The number of shares outstanding of Registrant's common stock on February 28, 2003 was 9,607,427.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2003 Annual Meeting of Shareholders - Part III.

                           Forward-Looking Statements

Except for historical factual information set forth in this Annual Report on Form 10-K, the statements, analyses, and other information contained in this report relating to trends in Financial Industries Corporation(the "Company" or "FIC")'s operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC's investments and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of FIC's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.

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

FIC was organized as an Ohio corporation in 1968 and was reincorporated in Texas in 1980. Its executive offices are located at 6500 River Place Boulevard, Building One, Austin, Texas 78730. Through 1984, FIC's principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. During the period from 1985 to 1987, FIC acquired a 48.3% equity interest in InterContinental Life Corporation ("ILCO"). ILCO is a Texas corporation which, prior to May 18, 2001, was publicly traded and was engaged in the sale and underwriting of life insurance and annuities, through its subsidiaries, Investors Life and Investors-IN (which was merged into Investors Life on February 19, 2002 with Investors Life as the surviving entity). On May 18, 2001, FIC acquired the remaining shares of ILCO through a merger of a subsidiary of FIC with and into ILCO, whereby ILCO shareholders were issued 1.1 shares of FIC stock for each share of ILCO stock outstanding. See, "Acquisitions and Consolidations - Acquisition of ILCO." In June 1991, FIC purchased Family Life, a Washington based life insurance corporation, from Merrill Lynch Insurance Group, Inc.

FIC and its insurance subsidiaries have substantially identical managements. Officers allocate their time among FIC and its subsidiaries in accordance with their comparative requirements.

Acquisitions and Consolidations

     Strategy. FIC's business strategy has been and continues to be to grow internally and through acquisitions, while maintaining an emphasis on cost controls. Management believes that, under appropriate circumstances, it is more advantageous to acquire companies with books of in-force life insurance than to produce new business, because initial underwriting costs have already been incurred and mature business makes possible more predictable profit analysis. It is also management's belief that the current environment in the life insurance industry presents attractive opportunities for the Company to acquire life insurance companies and blocks of insurance policies that compliment or fit within the Company's existing marketing structure and product lines. The Company's objective is to improve the profitability of acquired businesses by consolidating and streamlining the administrative functions of these businesses, eliminating unprofitable products and distribution channels, applying its marketing expertise to the acquired company's markets and agents and benefiting from economies of scale.

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

          Mergers with Investors Life. Investors Life redomesticated from Pennsylvania to Washington in December of 1992. Investors-CA merged into Investors Life on December 31, 1992. Standard Life merged into Investors Life on June 29, 1993. On February 19, 2002, Investors-IN merged into Investors Life. In all such mergers, Investors Life was the surviving entity.

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

Business of Insurance Subsidiaries

     FIC's growth strategies include marketing and selling life insurance and annuity products through agents of its insurance subsidiaries, Family Life and Investors Life.

     Family Life. Family Life, which was organized in the State of Washington in 1949, specializes in providing mortgage protection life insurance to borrowers of financial institutions. Currently, Family Life has active relationships with 36 lenders that provide direct access to their customers.

Family Life's mortgage protection business consists of term and universal life insurance sold to homeowners and is designed to repay or reduce the mortgage balances of policyholders in the event of their death. This business is sold primarily to customers of independent financial institutions, often facilitated by a current list of borrowers provided by the financial institution. These policies often list the lending financial institution as the primary beneficiary of the life insurance policy. A key feature of the Family Life system is the ability to bill and collect premiums through the policyholder's monthly mortgage payments. This system enables Family Life to provide a convenient solution to the financial security needs of the under-served and under-protected low to moderate income homeowner market.

In 2002, direct statutory premiums received on Family Life's insurance products totaled $36.4 million. This compares to $40.1 million in 2001 and $43.1 million in 2000. The reduction in premium is due to the normal runoff of the business.

Family Life is licensed to sell annuity and life insurance products in 48 states and the District of Columbia (not licensed to sell in New York or New Hampshire). In 2002, premium income from these products was derived from all states in which Family Life is licensed, with over half of the amount derived from California (25%) and Texas (28%).

Family Life's primary distribution channel is its exclusive force of approximately 200 career agents, who are organized into seven regions. The mortgage life insurance market has grown rapidly over the past few years and Family Life expects to maintain and expand its share of that market. Family Life believes that it is the only nation-wide agent-sold life insurance company operating through leads from financial institutions. Direct access to mortgage customers and the convenience of the insured making payments through their mortgage bill provides Family Life with a competitive advantage. The company is also in the process of upgrading its product portfolio to offer more competitive features and benefits, including an option to return premiums paid if the insured lives to the end of the term period. Going into 2003, the sales organization was restructured to lower overall acquisition costs in order to support more competitive products.

In addition to its primary distribution channel, Family Life has expanded its system to: (1) provide a broader range of products; (2) generate direct mail mortgage leads; and (3) target higher income homeowners than its traditional market. This distribution strategy allows some Family Life agents to sell products of third-party life insurance companies that have entered into marketing relationships with an FIC subsidiary, ILG Sales Corporation.

     Investors Life. Investors Life is engaged primarily in administering existing portfolios of individual life insurance and annuity policies. Approximately 73% of the total collected premiums for 2002 were derived from renewal premiums on insurance and annuity policies sold by FIC's insurance subsidiaries prior to their acquisition by the Company.

Investors Life is also engaged in marketing and underwriting individual life insurance and annuity products in 49 states (not licensed in New York), the District of Columbia and the U.S. Virgin Islands. These products are marketed through independent, non-exclusive general agents.

Products currently distributed by Investors Life include a new universal life insurance plan which is expected to rank favorably to similar products relative to guaranteed and current assumption cash values. Universal life insurance provides death benefit protection with flexible premium and coverage features, and the crediting of interest on cash values, at company-declared current interest rates. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the date of payment and frequency of payments.

In addition, Investors Life recently introduced a series of level term life products that feature competitive rates and a guaranteed return of premium option. The Company also offers fixed annuity products with competitive guarantees and several other universal life products.

Direct statutory premiums received from all types of life insurance policies sold by Investors Life were $42.1 million in 2002, as compared to $45.0 million in 2001 and $46.3 million in 2000. Investors Life received reinsurance premiums from Family Life of $4.6 million in 2002, pursuant to the reinsurance agreement for universal life products written by Family Life. In 2002, premium income from all life insurance policies was derived from all states in which Investors Life is licensed, with significant amounts derived from Pennsylvania (14%), California (8%) and Ohio (8%).

Direct deposits from the sale of fixed annuity products were $16.4 million in 2002, as compared to $12.3 million in 2001 and $10.6 million in 2000. Investors Life also received reinsurance premiums from Family Life of $1.3 million, pursuant to a reinsurance agreement for annuity products between the two companies.

Investors Life also receives premium income from health insurance policies. In 2002, premium income from all such policies was $0.3 million, as compared to $0.6 million in 2001 and $0.7 million in 2000. Since 1997, substantially all of Investors Life's health insurance business has been reinsured with a third party reinsurer.

Investors Life also sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment Management, Inc. As of December 31, 2002, the assets held in the separate account were $28.0 million. During 2002, the premium received in connection with these variable annuity policies was $80,549, which was received from existing contract owners.

Investors Life also maintains a closed variable annuity separate account, with approximately $11.9 million of assets as of December 31, 2002. The separate account was closed to new purchases in 1981 as a result of an IRS ruling that adversely affected the status of variable annuity separate accounts that invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

For the past few years, Investors Life has been marketing a group deposit administration product, designed for use in connection with the funding of deferred compensation plans maintained by government employers under section 457 of the Internal Revenue Code. The company has established a marketing relationship with a third-party administrator based in San Antonio, Texas, which has established relationships with school districts in Texas. Group deposits under this program for the year 2000 totaled $1.5 million, deposits in 2001 totaled $0.24 million and deposits in 2002 totaled $0.35 million. At December 31, 2002, 16 school districts held plans with Investors Life.

Investors Life, along with Family Life, participates in the distribution system involving third-party life insurance companies. The marketing arrangement makes available, to appointed agents of Investors Life, life insurance and annuity products not currently being offered by Investors Life. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company's appointed agents receive commissions on the sales of these products and the Company's marketing subsidiary receives an override commission. During 2002, Investors Life and Family Life received revenues of $1.2 million through this distribution system. At December 31, 2002, Investors Life and Family Life had relationships with 509 agents actively engaged in this marketing effort.

Agency Operations

The products of FIC's insurance subsidiaries are marketed and sold through two divisions:

A.   Investors Life Distribution System

Investors Life contracts with independent non-exclusive agents, general agents and brokers nation-wide to sell its products. Such agents and brokers also sell insurance products for companies in competition with Investors Life. In order to attract agents and enhance the sale of its products, Investors Life pays competitive commission rates and provides other sales inducements. Investors Life is presently concentrating its efforts on the promotion and sale of fixed annuity products for retirement income. In addition, the company is also concentrating its efforts on the promotion and sale of universal life and term products related to mortgage protection.

Marketing and sales for Investors Life is directed by the Executive Vice President of Marketing and Sales. The distribution system is organized into 13 regions, each of which has a Regional Vice President ("RVP") who is responsible for the recruitment and maintenance of the general agents and managing general agents for individual insurance sales within such region. In late 2002, Investors Life implemented a plan to restructure the compensation arrangements for RVPs, so as to minimize fixed costs and improve incentives for growth. Plans were also developed to put greater emphasis on recruiting Independent Marketing Organizations on a 100% variable cost basis.

B.   Family Life Distribution System

Family Life utilizes a nationwide exclusive agent force to sell its products. This agent force sells mortgage protection life insurance and annuity products. The products are sold primarily to lower income customers of client financial institutions, usually through a list of borrowers provided by the financial institution. Family Life works closely with the financial institutions to maintain and ensure that Family Life lead systems, which had been built from the loan portfolios of each active financial institution, operate effectively. Family Life agents make courtesy calls to borrowers of the financial institutions which are active on the Family Life lead system to offer the borrower the opportunity to purchase mortgage protection insurance (term or universal life insurance products).

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

Sales and Marketing for Family Life is directed by the Executive Vice President of Marketing and Sales. Sales and marketing focuses on the development and maintenance of contractual agreements with the financial institutions which provide referrals to, and collect monthly premiums from, their borrowers for Family Life insurance plans. As of March, 2003, the Family Life distribution system consisted of seven regions, each directed by a Regional Vice President.

Investment of Assets

FIC has established and staffed an investment department, which manages portfolio investments and investment accounting functions for its life insurance subsidiaries. At December 31, 2002, invested assets totaled $761.2 million.

The general investment objective of the Company emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. 64.9% of FIC's invested assets are in fixed maturity securities, available for sale. Our fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities, and United States Government bonds. All of FIC's invested assets are invested in the United States. The assets held by Family Life and Investors Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade". The Company determines the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

The Company's investment objectives include the making of selected investments in collateralized mortgage obligations. The Company has not invested in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

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

FIC expects to implement a number of technology projects during 2003 that are consistent with the Company's strategic direction aimed at improving operational efficiency and reducing expenses. It is estimated that the new technology investment will have a net savings of $1.8 million pre-tax or $1.2 million after tax over the next five years. These savings are based on a 30% growth assumption for new business sales.

The three major projects scheduled for implementation this year are: (1) a new business and underwriting automation project that includes six initiatives to enhance the new business and underwriting environments, including: (a) automating the policy assembly process; (b) automating sales illustrations; (c) automating the underwriting and new business form letters; (d) automating underwriting requirements; (e) implementing a document imaging and workflow process; and (f) implementing an electronic policy application process for agents using electronic tablet PCs; (2) an interactive voice response system; and (3) migration to one new business system. The total cost of these technology improvements will be approximately $983,000 over five years, with $657,483 of the cost occurring in year one.

Once these projects are completed, FIC believes that our operating units will have the ability to handle an increased workload from an acquisition of up to 100,000 policies, as well as handle a 30% increase in new sales growth, with little or no increase in current staffing levels. In addition to these projects, there are thirty-two technology initiatives that FIC is currently evaluating in order to further reduce expenses, improve productivity and improve service in the next few years.

Reinsurance and Reserves

In accordance with general practices in the insurance industry, FIC's insurance subsidiaries limit the maximum net losses that may arise from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained by FIC's insurance subsidiaries with the excess being ceded to a reinsurer at a premium set forth in a schedule based upon the age and risk classification of the insured. The reinsurance treaties provide for allowances that help Family Life and Investors Life offset the expense of writing new business. Investors Life generally retains the first $100,000 to $250,000 of risk on the life of any individual on its in-force block of life policies; however it has initiated raising this limit to $250,000 on most of these policies through recapture. On its in-force block of business, Family Life generally retains the first $200,000 of risk on the life of any one individual. On certain new products being written by Family Life (which amount to approximately one third of Family Life's new business), the entire amount of risk is reinsured on a percentage basis with Family Life retaining either 50% or 10% of the risk depending on the face amount of the policy. Although Family Life only retains as little as 10% of the risk, Family Life receives an allowance from the reinsurer on their portion of the premiums, which allows Family Life to profit on the 90% of the risk ceded to the reinsurer. This arrangement allows Family Life to price products more competitively and take certain underwriting risks which it could not take if it were retaining 100% of the risk. Family Life still reinsures all of its new business over $200,000, and Investors Life still reinsures all of its new business over $250,000.

Family Life and Investors Life maintain bulk reinsurance treaties, under which they reinsured all of the mortality risks under accidental death benefit policies. The treaties were most recently renegotiated with the current reinsurer in 2002.

In December 1997, FIC's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health and disability income policies were assumed by a third party reinsurer.

In 1995, Family Life (as the ceding company) entered into a reinsurance agreement with Investors Life (as the reinsuring company) pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy that is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Family Life (as the ceding company) entered into a reinsurance agreement with Investors Life (as the reinsuring company), pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors Life, with Family Life concentrating on the writing of term life insurance products.

Although reinsurance does not eliminate the exposure of FIC's insurance subsidiaries to losses from risks insured, the net liability of such subsidiaries will be limited to the portion of the risk retained, provided that the reinsurers meet their contractual obligations.

FIC's insurance subsidiaries establish and carry as liabilities actuarially determined reserves that are calculated to meet the Company's future obligations. Reserves for life insurance policies are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death.

Investors Life Loans

As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a Senior Loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Inc. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors Life to FLC and a $2.5 million loan provided directly to FIC by Investors-CA (which was subsequently merged into Investors Life) (referred to as the "Investors Life Loans"). In addition to the interest provided under the Investors Life Loans, Investors Life and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9% of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. As part of the May 18, 2001 merger of ILCO with FIC, the option agreement was amended to substitute the 9.9% provision for a fixed number of shares. The fixed number of shares, 500,411, is equivalent to the number of shares of FIC's common stock outstanding immediately prior to the Merger. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006. These notes were paid off to Investors Life in June 2001.

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

As of December 31, 2002, the outstanding principal balance of the 1993 Subordinated Loans was $23.05 million. Since May 18, 2001, ILCO has been a wholly-owned subsidiary of FIC, and thus the 1993 Subordinated Loans are not an asset or liability on FIC's balance sheets, but still affect FIC's cash flow due to its debt servicing obligations.

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

Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 2002 indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries is above 420% of its respective Authorized Control Level RBC.

     Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. For the year ended December 31, 2002, Family Life received a credit on its guaranty fund assessments of $68,725, while Investors Life received a credit of $10,484. Those amounts are net of the amounts that can be offset against future premium taxes and, in the case of Family Life, the amount is also net of the amount that can be recovered from Merrill Lynch pursuant to the Stock Purchase Agreement between FIC and Merrill Lynch. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of FIC.

     Dividends. One source of cash for FLC to make payments of principal and interest on the 1993 Subordinated Loans is dividends paid to FLC by Family Life. Under current Washington law, any proposed payment of an "extraordinary dividend" requires a 30-day prior notice to the Washington Insurance
Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An "extraordinary dividend" is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Family Life had earned surplus of $1.48 million and a net gain from operations of $0.13 million for 2002. Investors Life had earned surplus of $42.3 million and a net gain from operations of $3.0 million for 2002. Investors Life paid a dividend in 2002 to its parent corporation, InterContinental Life Corporation, in the amount of $8,556,104.

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

     Insurance Holding Company Regulation. Family Life and Investors Life are subject to regulation under the insurance and insurance holding company statutes of the state of Washington. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval, or in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.

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

The insurance holding company regulations generally apply only to insurers domiciled in a particular state. However, the regulations in certain states also provide that insurers that are "commercially domiciled" in that state are also subject to the provisions applicable to domiciled insurers. The test for determining whether an insurer is commercially domiciled is based on the percentage of premiums written in the state as compared to the amount of premiums written everywhere over a measuring period. The applicable percentage for California is 33%, while for Texas it is 30%. Currently, the insurance subsidiaries of FIC are not treated as commercially domiciled in any jurisdiction.

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

     USA Patriot Act. Title III of the USA PATRIOT Act (Public Law 107-56) (referred to in this section as the "Act"), makes a number of amendments to the anti-money laundering provisions of the Bank Secrecy Act ("BSA"). The purpose of the amendments was to facilitate the prevention, detection and prosecution of international money laundering and the financing of terrorism. The Act requires every financial institution to establish an anti-money laundering program that includes: (1) the development of internal policies, procedures, and controls;
(2) the designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test programs.

In October, 2002, the Department of the Treasury (the "Treasury"), released an interim final rule that temporarily deferred the application of the Act to certain financial institutions, including insurance companies. Although Treasury has not yet issued final regulations pertaining to insurance companies, FIC and its insurance subsidiaries have taken preliminary steps to establish an anti-money laundering program. These steps include the appointment of a compliance officer and an internal auditor. In addition, a 'USA PATRIOT Act taskforce,' consisting of representatives of key departments of the Company, has been established to develop internal procedures, particularly in relation to the checking of names involved in certain transactions against the Specially Designated Nationals and Blocked Persons List prepared by Treasury's Office of Foreign Assets Control. Until Treasury issues final rules regarding the insurance industry's compliance with the anti-money laundering provisions of the Act, FIC's insurance subsidiaries believe that it is too early to predict the Act's long term effects on their business.

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

     Sarbanes-Oxley. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SarbOx") was signed into law to address corporate and accounting fraud. SarbOx establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SarbOx also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC"); (ii) imposes new disclosure requirements regarding internal controls, off-balance sheet transactions and pro forma (non-GAAP) disclosures;
(iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) in the future, will require companies to disclose whether they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

     SarbOx also requires that the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing,
SarbOx: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct;
(ii)  prohibits an officer or director  from  misleading or coercing an auditor;
(iii) prohibits insider trades during pension fund "blackout periods;" (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

     As a publicly reporting company, we are subject to the requirements of SarbOx and are in the process of complying with, and establishing procedures for, compliance with SarbOx and related rules issued by the SEC and Nasdaq. At the present time, and subject to the final rules and regulations the SEC and Nasdaq may adopt, we anticipate that we will incur additional expense as a result of SarbOx, but we do not expect that such compliance will have a material impact on the Company's business.

     Federal Income Taxation. The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. For the years ended December 31, 2000, 2001 and 2002, the decreases in Family Life's current income tax provisions, utilizing the effective tax rates, due to this change were $177,038, $157,180, and $139,323 respectively. For the years ended December 31, 2000, 2001 and 2002, the decreases in the current income tax provisions of Investors Life due to this change were $8,368, $294,695, and $279,011 respectively. The change has a negative tax effect for statutory accounting purposes when the premium income of the Company's insurance subsidiaries increases, but has a positive tax effect when their premium income decreases.

FIC files a consolidated federal income tax return with its subsidiaries, except for Investors Life (which files a separate return) and ILG Securities (which files its own federal income tax return). In accordance with the tax allocation agreements maintained by those FIC companies which file a consolidated return, federal income tax expense or benefit is allocated to each entity in the consolidated group as if such entity were filing a separate return.

Competition

The financial services industry in general, and the market for life insurance and annuity products in particular, is highly competitive involving many companies. Agents placing insurance business with Family Life and Investors Life are compensated on a commission basis. However, some companies pay higher commissions and charge lower premium rates and many companies have more resources than FIC's insurance subsidiaries. In addition, consolidations of insurance and banking institutions, which is permitted under recently-enacted federal legislation, may adversely affect the ability of Family Life to expand its customer referral relationships with mortgage lending and servicing institutions.

The Company believes it can compete effectively by focusing on markets where its approach to distribution and products provides competitive advantage. This includes the mortgage protection insurance market. Family Life's delivery system already provides an advantage in the lower income homeowner market. The company is also competing effectively for the middle income market through agreements to offer other insurance company products. In addition, the company is in the process of developing new mortgage related products with improved benefits and features. Another target market where the company believes it can compete effectively is in providing retirement income through fixed annuity products. Annuities currently available for sale consistently compare favorably to the industry with respect to agent commission levels and cash values on a guaranteed basis.

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

Employees of the Company

At December 31, 2002, the number of employees within FIC and its subsidiaries was approximately 278 and the number of Regional Vice Presidents employed by the life insurance subsidiaries of FIC was 23.

Website Access

Our website address is "www.ficgroup.com." Our filings with the Securities and Exchange Commission (SEC) are available at no cost on our website as soon as reasonably practicable after the filing of such reports with the SEC.


                               Segment Information

The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 2002.

Item 2.  Properties

FIC's home office is located at River Place Pointe, 6500 River Place Blvd., Building One, Austin, Texas. River Place Pointe was purchased by Investors Life in October 1998. It consists of 47.995 acres of land in Austin, Texas. The aggregate purchase price for these tracts was $8.1 million. The site development permit allowed for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the project, which consists of four office buildings, an associated parking garage and related infrastructure was completed during 2000 and 2001. The second section of construction, which includes three more office buildings, an associated parking garage and related infrastructure, was completed in 2002. FIC and its insurance subsidiaries occupy the entire Building One of River Place Pointe, consisting of approximately 76,143 square feet of space and approximately 5,000 square feet of Building Four, for records storage. An associated facility of 10,000 square feet in Cedar Park, Texas, is leased to house the company's printing operations and warehouse storage. The monthly rental for the Cedar Park facility is $9,123.

Family Life and Investors Life lease their home offices at the Sedgwick James Building, 2101 Fourth Avenue, in Seattle, Washington. The lease currently covers approximately 7,776 rentable square feet of office space for a term expiring on October 31, 2003. The base rental is approximately $17,934 per month, which includes Family Life's proportionate share of the building's operating expenses, including parking, utilities, property taxes, insurance, maintenance and management. Actual increases from those initial operating expenses during the lease term are passed on to Family Life on a proportionate basis. Additionally, Family Life and Investors Life lease 22,100 square feet of warehouse space at Segalle Business Park, Tukwila, Washington, for the storage of records. The monthly rental cost is $6,570 and the lease term expires on October 31, 2003.

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

    Litigation Relating to Former Chairman and CEO. In January, 2003, the Company filed a lawsuit in Federal District Court in Austin, Texas. The lawsuit names as defendants Roy F. Mitte ("Mitte"), The Roy F. and Joann Cole Mitte Foundation (the "Foundation") and Joann Mitte (collectively referred to as the "Defendants"). Mitte was the Chairman, President and Chief Executive Officer of FIC until he was placed on administrative leave in August, 2002. The administrative leave, and the subsequent action by the Board of Directors in October, 2002 to terminate the employment agreement between FIC and Mitte, resulted from an investigation conducted by the FIC Audit Committee.

     The investigation conducted by the Audit Committee determined that more than $540,000 in Mitte's personal expenses had been paid by Company funds without the knowledge or approval of the FIC's officers or directors. In addition, the investigation disclosed that Mitte had caused an unapproved transfer of $1 million from the Company to the Foundation, followed by an ineffective attempt to obtain an unanimous consent of the Board of Directors of the Company. The Board of Directors has never met to ratify or approve the donation. The Foundation is a shareholder of FIC.

     The Company's claims against Mitte seek the reimbursement of $540,000 of personal expenses which were paid by the Company for the benefit of Mitte over a period of years beginning in 1992. In addition, the suit demands that Mitte reimburse the Company for a payment which he caused to be made to the Foundation without proper authorization by the Board of Directors.

     On March 19, 2003, Mitte filed a counterclaim against the Company alleging that the Company breached the employment agreement between FIC and Mitte by refusing to pay Mitte the severance benefits and compensation provided for under the employment agreement and amendment thereto. The Company believes that it properly terminated the contract and intends to vigorously defend Mitte's counterclaim.

     The litigation is currently in the preliminary discovery stage.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of security holders.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

A. Market Information

FIC's  common  stock is traded on the Nasdaq  National  Market  (Nasdaq  symbol:
FNIN). The following table sets forth the quarterly high and low closing prices for FIC common stock for 2002 and 2001. Quotations are furnished by the National Association of Securities Dealers Automated Quotation System ("Nasdaq").

                                              Common Stock
                                                 Prices

                                          High           Low

2002

         First Quarter                  $ 14.51         $13.30
         Second Quarter                   18.07          13.67
         Third Quarter                    17.55          14.60
         Fourth Quarter                   15.87          13.21

2001
         First Quarter                  $ 14.75         $ 9.125
         Second Quarter                   16.90          11.90
         Third Quarter                    16.00          12.44
         Fourth Quarter                   14.90          13.00

B.  Holders

As of February 28, 2003 there were approximately 15,473 record holders of FIC common stock.

C.  Dividends

In the year 2000, FIC paid a cash dividend in the amount of $0.18 per share, which was payable on April 12, 2000, to shareholders of record on April 5, 2000.

In the year 2001, FIC paid three cash dividends. In March 2001, FIC announced that its board approved the payment of a cash dividend for the year in the amount of $0.41 per share. The dividend was paid on April 12, 2001, to shareholders of record as of the close of business on March 19, 2001.

In May 2001, FIC announced that its Board approved a dividend policy. The policy adopted by the Board anticipated that the Company would declare and pay, on a semi-annual basis, a dividend on the common stock of the Company so as to provide to shareholders with an annualized yield of approximately 3% of the market value (based on the Nasdaq National Market quotation system).

Pursuant to the above-mentioned policy, in May 2001, FIC announced that its Board of Directors approved the payment of a semi-annual cash dividend in the amount of $0.25 per common share. The dividend was payable on July 2, 2001, to record holders as of the close of business on June 18, 2001. On November 27, 2001 a dividend in the amount of $0.21 per common share was approved. This dividend was payable on December 21, 2001 to record holders as of December 7, 2001.

In May, 2002, the Board of FIC approved a cash dividend of $0.23 per common share payable on June 21, 2002 to record holders as of June 7, 2002. On December 13, 2002, the Board of Directors met to review and amend the previously-adopted dividend policy of the Company. The Board adopted a new policy whereby it anticipates the payment of a dividend on a semi-annual basis; however, the new policy is designed to reflect a dividend based on the results of operations, capital requirements and similar financial criteria of the Company, rather than on the market price of the common stock of the Company. Pursuant to the new policy, the Board declared a dividend of $0.05 per common share payable on January 24, 2003 to record holders as of January 3, 2003.

The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its subsidiaries. The right of FIC's insurance subsidiaries to pay dividends is restricted by the insurance laws of their domiciliary state. See Item 1. Business - Regulation - Dividends. Further, FLC, which holds all of the stock of Family Life, is restricted from paying dividends on its common stock by the provisions of the 1993 Subordinated Loans. See Item 1. Business - Senior Subordinated Loans. FIC (as the successor to the obligations of FLIIC) is also prohibited from paying dividends on its stock by the provisions of the $4.5 million subordinated note held by Investors Life. In order to provide for the payment of the cash dividends declared in 2001 and 2002, FIC received waivers from Investors Life on the above-described restrictions of the loan agreements, thereby permitting FIC to make the dividend payments to its shareholders.

Item 6.  Selected Financial Data: (Registrant and its Consolidated Subsidiaries)

                      (In thousands, except per share data)

                                        2002        2001         2000         1999         1998
                                                  Restated     Restated     Restated     Restated

Total     Revenues                    $118,715    $98,160      $44,418      $46,244      $52,293

(Loss) income before federal
income tax, equity in net
earnings of affiliates and
cumulative change in
accounting principle                    (8,358)    12,869        6,787        6,576        8,437

(Loss) income before equity in
net earnings of affiliates and
cumulative change in
accounting principle                    (5,087)     8,792        5,396        5,555        6,257


Equity in net earnings of
affiliate, net of tax                        0        985        2,040        3,406        1,611

(Loss) income before
cumulative change in
accounting principle                    (5,087)     9,777        7,436        8,961        7,868

Cumulative change in
accounting principle                    10,429          0            0            0            0

Net Income                            $  5,342    $ 9,777      $ 7,436      $ 8,961      $ 7,868

Common Stock and Common
Stock Equivalents                        9,555         7,824         5,055          5,200        5,557

Net income per share                     $0.56
Basic                                                  $1.25         $1.47         $ 1.77        $1.46
Diluted                                  $0.56         $1.24         $1.44         $ 1.72        $1.42

Total Assets                        $1,311,002    $1,363,857      $289,955       $288,292     $296,164


Long Term Obligations                       $0            $0       $35,349       $ 41,497     $ 47,645


Cash dividends paid per share            $0.28         $0.87         $0.18             $0           $0



In 2002, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $10.4 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the merger of ILCO with and into a subsidiary of FIC on May 18, 2001. In the Company's filings for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, the company reported a cumulative effect of a change in accounting principle of $15.7 million. Due to the restatements, as described below in Item 7, the Company has restated the amount of the excess of fair value of net assets over acquired cost to $10.4 million. The Company recorded this cumulative effect in conjunction with adopting Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," in the first quarter of 2002, as required by SFAS 141.

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

                                  Introduction

As described in Note 2 to our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and beginning with the discussion on page F-21, we have restated our financial statements for the fiscal years ended December 31, 2001, and 2000. The financial information for all periods included in the following discussion gives effect to the restatement.

For purposes of this Form 10-K and in accordance with rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K for the years ended December 31, 2001 and 2000 as originally filed that were affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 OR 2000 EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THIS RESTATEMENT.

Restatement.

In the fourth quarter of 2002, the Company identified uncollectible receivables for which adequate allowance had not been made and policyholder benefits and expenses that were understated due to an interface error between the policy administration system and the general ledger. The Company extended its investigation to determine the years affected and expanded the scope of its review to include other areas, including certain adjustments that were deemed not material in prior years. As a result of this review, the Consolidated Statements of Income for 2001 and 2000 and the Consolidated Balance Sheet for 2001 were restated as follows:

                        CONSOLIDATED STATEMENTS OF INCOME

                             Year ended December 31,

                                                          2001                             2000

                                               Previously                       Previously
                                               Reported         Restated        Reported        Restated

Revenues:

  Premiums                                      35,886           35,887         33,149          33,149

  Other                                          2,808            1,842              6               6

Total Revenues                                  99,125           98,160         44,418          44,418

Benefits and expenses:

  Policyholder benefits and
   expenses                                     27,702           30,149         13,453          13,453

  Amortization of present value
   of future profits of acquired
   businesses                                    4,715            4,644          3,669           3,569

  Amortization of deferred policy
   acquisition costs                             6,800            6,767          5,329           5,340

  Operating expenses                            23,046           22,868         11,375          11,159

Total Expenses                                  83,126           85,291         37,936          37,631

Income before federal income tax
  and equity in net earnings of
  affiliates                                    15,999           12,869          6,482           6,787

Provision for federal income taxes:

  Current                                        3,937            3,937          1,521           1,521

  Deferred                                       1,364              140           (237)           (130)

Income before equity in net
  earnings of affiliates                        10,698            8,792          5,198           5,396

Equity in net earnings of affiliates,
  net of tax                                     1,316              985          3,581           2,040

Net Income                                     $12,014          $ 9,777         $8,779          $7,436

Basic earnings per share                         $1.54            $1.25          $1.74           $1.47

Diluted earnings per share                       $1.52            $1.24          $1.70           $1.44

                           CONSOLIDATED BALANCE SHEET

                                                          As of December 31,
                                                                 2001
                                                    Previously
                                                    Reported            Restated
ASSETS

Investments other than investments in affiliate:

Equity securities, at market value (cost
  approximates $8,856 at December 31, 2001)               $56             $8,279

Invested real estate                                   61,049             64,051

  Total Investments                                   756,329            767,554

Agency advances and other receivables                  30,324             17,309

Property and equipment, net                             3,546                785

Deferred policy acquisition costs                      80,290             77,137

Present value of future profits of acquired
  businesses                                           31,251             30,530

Other assets                                           14,074             15,198

Separate account assets                               399,264            391,593

  Total Assets                                     $1,378,829         $1,363,857

LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred federal income taxes                          31,920             27,197

Excess of net assets over acquired cost                15,847             10,429

Other liabilities                                       8,938             17,146

Total liabilities                                   1,199,353          1,197,420

Shareholders equity:

Accumulated other comprehensive income                  2,297                327

Retained earnings                                     131,462            120,393

Total Shareholders' Equity before
Treasury Stock                                        201,373            188,334

Total Shareholders' Equity                            179,476            166,437

Total Liabilities and Shareholders' Equity         $1,378,829         $1,363,857


The consolidated statements of income for the years ended December 31, 2001 and 2000 were restated to reflect the following:

o A reduction in other revenue in 2001 of $966,000 primarily related to a reclassification of negative goodwill amortization to operating expenses;

o An increase in policyholder benefits and expenses in 2001 of $2.4 million related to certain death benefits and annuity benefits which were not recorded due to an interface error between the Company's policy administration system and its general ledger and a correction of an unreconciled difference between suspense account balances included in the Company's general ledger and those included in its policy administration system.

o Decreases in the expense related to amortization of present value of future profits of acquired business of $71,000 in 2001 and $100,000 in 2000 due to an adjustment in the calculation in this expense;

o A decrease in the expense related to the amortization of deferred policy acquisition costs of $33,000 in 2001 and an increase of $11,000 in 2000 due to adjustments in assumptions to calculate amortization factors;

o An decrease in operating expenses of $179,000 in 2001 and a decrease in operating expenses of $216,000 in 2000 due primarily to a reduction in rent expense from the recognition of a deferred gain related to an operating lease offset by expenses associated with uncollectible receivables, pension expenses and reductions in negative goodwill amortization;

o A decrease in the provision for federal income taxes of $1.2 million in 2001 and an increase of $107,000 in 2000 due to the effect of the restatements on net income before federal income tax and equity in net earnings of affiliates; and

o Decreases in the equity in net earnings of affiliate of $331,000 in 2001 and $1.5 million in 2000 due to adjustments that decreased ILCO's net income in 2001 and 2000.

The consolidated balance sheet as of December 31, 2001 was restated to reflect the following:

o An increase to assets of $8.2 million in FIC's investments in equity securities to properly reflect the market value of the Company's investment in the separate account;

o An increase to invested real estate of $3.0 million primarily due to a reclassification of certain real estate expenditures that were classified as property and equipment;

o A decrease in assets of $13.0 million in agency advances and other receivables primarily due to a write-off of uncollectible agent balances, a write-off of a reinsurance receivable, and a write-off of assets related to an interface error between the Company's policy administration system and its general ledger;

o A decrease to property and equipment of $2.8 million primarily due to a reclassification of property and equipment to invested real estate and a write-off of assets that had not been depreciated since purchase;

o A decrease in assets of $3.2 million in deferred policy acquisition costs due to a revision of the factors used to calculate Family Life's deferred policy acquisition costs;

o A decrease in assets of $721,000 in present value of future profits of acquired businesses due to an adjustment in the calculation of this asset;

o An increase to assets of $1.1 million of other assets primarily related to the establishment of unrecorded pre-paid pension assets related to Family Life's and ILCO's pension plans;

o A decrease in assets of $7.7 million of separate account assets due to a reclassification of separate account assets to equity securities;

o A decrease in liabilities of $4.7 million related to deferred federal income taxes;

o A decrease in liabilities of $5.4 million related to a reduction in excess of net assets over acquired cost related to ILCO goodwill;

o An increase in liabilities of $8.2 million of other liabilities primarily related to an unreconciled difference between suspense account balances included in the Company's general ledger and those included in its policy administration system.

o A decrease of $2.0 million of accumulated other comprehensive income due to the changes in the accounting treatment for the pre-paid pension asset and the separate account investment; and

o    A decrease in retained earnings of $11.1 million due to the restatements.


                                Business Overview

Financial Industries Corporation ("FIC" or the "Company") is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of life insurance and annuity products in 49 states, the District of Columbia and the U.S. Virgin Islands.

The Company's revenues are derived principally from:

*    premiums on individual life insurance policies
*    product charges from universal life insurance  products and annuities
*    net investment income and realized investment gains on assets

In accordance with Generally Accepted Accounting Principles ("GAAP"), universal life insurance premiums and annuity deposits received are reflected on FIC's consolidated balance sheets as increases in liabilities for contract holder deposit funds and not as revenues.

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

          Transactions Affecting Comparability of Results of Operations

On May 18, 2001, pursuant to an Agreement and Plan of Merger, as amended (the "Merger Agreement"), dated as of January 17, 2001, among FIC, InterContinental Life Corporation ("ILCO"), and ILCO Acquisition Company, a Texas corporation and wholly-owned subsidiary of FIC ("Merger Sub"), Merger Sub was merged with and into ILCO (the "Merger"). ILCO was the surviving corporation of the Merger and became a wholly-owned subsidiary of FIC. In accordance with the Merger Agreement, FIC issued 1.1 shares of common stock, par value $0.20 per share ("FIC Common Stock"), for each share of common stock, par value $0.22 per share, of ILCO outstanding at the time of the Merger ("ILCO Common Stock"). In addition, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. Since ILCO was a wholly-owned subsidiary of FIC for the period from May 18, 2001 to December 31, 2001 and thereafter, the operations of ILCO are reported on a consolidated basis with FIC in the year end 2001 financial statements as well as for the year end 2002 financial statements. For the period from January 1, 2001 to May 17, 2001, and for the year ended December 31, 2000, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.

In 2002, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $10.4 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the merger of ILCO with and into a subsidiary of FIC on May 18, 2001. In the Company's filings for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, the company reported a cumulative effect of a change in accounting principle of $15.7 million. Due to the restatements, as described below in Item 7, the Company has restated the amount of the excess of fair value of net assets over acquired cost to $10.4 million. The Company recorded this cumulative effect in conjunction with adopting Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," in the first quarter of 2002, as required by SFAS 141.

           Results of Operations - Three Years Ended December 31, 2002

For the year ended December 31, 2002, FIC's net income was $5,342,000 (basic and diluted earnings of $0.56 per common share) on revenues of $118,715,000 as compared to net income for the year ended December 31, 2001, which was $9,777,000 (basic earnings of $1.25 per common share or diluted earnings of $1.24 per common share) on revenues of $98,160,000 and net income for the year ended December 31, 2000, which was $7,436,000 (basic earnings of $1.47 per common share or diluted earnings of $1.44 per common share) on revenues of

$44,418,000. The net loss for the year ended December 31, 2002, before the cumulative effect of a change in accounting principle, was $5,087,000 (basic and diluted earnings of ($0.53) per common share).

The per share results for the year ended December 31, 2002 were affected by the increase in the number of FIC's common shares outstanding due to the Merger. As of December 31, 2002, the number of FIC's weighted average common shares outstanding was 9,555,000, as compared to weighted average shares outstanding of 7,824,000 as of December 31, 2001. The December 31, 2001 weighted average shares outstanding takes into account the fact that additional shares were issued on May 18, 2001 due to the Merger and were outstanding only for the period from May 18, 2001 to December 31, 2001. Additionally, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $10.4 million, as described in "Transactions Affecting Comparability of Results of Operations."

The decrease of $13.9 million in net income for the year 2002, before the cumulative effect of change in accounting principle, was primarily attributable to the following factors: (i) a decrease in investment income; (ii) a net realized loss on investments relating to impairments; (iii) an increase in death benefits; (iv) an increase in operating expenses and (v) decreases in premium income. The increase in net income for the year 2001 as compared to 2000 was primarily attributable to the Merger, which consolidated 100% of ILCO's net income subsequent to the May 18, 2001 Merger, with FIC's net income.

Revenues.

Premium revenues reported for traditional life insurance products are recognized when due. Premium income, net of reinsurance ceded, for the year 2002, was $35.7 million, as compared to $35.9 million for the year 2001 and $33.1 million for the year 2000. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. For the year ended December 31, 2002, Investors Life contributed approximately $8.7 million and Family Life contributed approximately $27.0 million to premium income. The consolidation of ILCO's operations following the Merger contributed approximately $5 million and Family Life contributed approximately $31 million to premium income for the year ended December 31, 2001. At Family Life (which has been a subsidiary of FIC for all of the year-end periods covered by this report), first year net collected premiums for traditional life insurance products in 2002 were $2.6 million as compared to $3.4 million in 2001. The level of net collected premiums for traditional life insurance products at Family Life for the year 2002 was $23.7 million, as compared to $25.8 million for the year 2001 and $27.7 million for the year 2000. The decrease in renewal premium is attributable to the decrease in the traditional life insurance book of business.

Income from universal life and annuity charges for the year ended December 31, 2002 was $42.0 million, as compared to $27.7 million for the year 2001 and $4.3 million in 2000. The increase from 2001 to 2002 was primarily attributable to the contribution of ILCO's operations for the full year in 2002 as compared to the period from May 18 to December 31 in 2001. The consolidation of ILCO's operations following the Merger contributed approximately $24.0 million to earned insurance charges for the year ended December 31, 2001. At Family Life, earned insurance charges declined from $3.4 million in the year 2001 to $2.8 million in the year 2002. The amount is consistently decreasing because Family Life reinsures all of its new universal life and annuity business with Investors Life and thus earned insurance charges received are attributable to a closed, decreasing book of business. At Investors Life, earned insurance charges decreased from $39.5 million in the year 2001 to $39.2 million in the year 2002. The face amount of in force universal life policies at Family Life was $721.1 million at December 31, 2001 as compared to $588.9 million at December 31, 2002. The face amount of in force universal life policies at Investors Life (including Investors-IN) was $4,676.9 million at December 31, 2001 as compared to $4,446.1 million at December 31, 2002.

Net investment income for the year ended December 31, 2002 was $40.3 million as compared to $30.7 million for the year ended December 31, 2001 and $6.9 million for the year ended December 31, 2000. The increase in net investment income from year end 2001 to year end 2002 was attributable to the contribution of ILCO's operations for the full year in 2002 as compared to the period from May 18 to December 31 in 2001. Approximately $24 million of the increase in net investment income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was attributable to the consolidation of ILCO's operations for the period from May 18, 2001 to December 31, 2001. At Investors Life net investment income decreased from $47.9 million in 2001 to $41.7 million in 2002. The decrease was primarily attributable to lower interest rates on short-term investments as well as the sale of investments to pay for the continued construction at River Place Pointe. See "Investments - Real Estate" for a description of the River Place Pointe investment. The level of net investment income contributed by the investment portfolio of Family Life for the year ended December 31, 2002 was $5.6 million. Net investment income at Family Life was adversely affected by the decline in the level of interest income received from fixed income and short-term investments. This decline is attributable to lower interest rates during the period.

Real estate income is primarily earned from the leases on the buildings at River Place Pointe, an office complex in Austin, Texas, which is owned and being developed by Investors Life. Net real estate income was $2.6 million for the year ended December 31, 2002, as compared to $1.9 million for the year ended December 31, 2001. Investors Life's real estate income was included in FIC's income statements from May 18, 2001 through December 31, 2001 and for the year ended December 31, 2002. For the year ended December 31, 2000, FIC did not have any real estate income.

For the year ended December 31, 2002, FIC had a $2.8 million realized loss on investments, compared to a $65,000 net realized gain in 2001 and $7,000 gain in 2000. The Company identified one bond at December 31, 2002, which was considered to be impaired and reduced its carrying value by $463,000. Also at December 31, 2002, the Company determined that its investment in its separate accounts was impaired and reduced its carrying value by $2.4 million. There were no impairments in the value of investments in 2001 and 2000 which were considered other than temporary.

Benefits and Expenses.

Policyholder benefits and expenses were $48.2 million in 2002, as compared to $30.1 million in 2001 and $13.5 million in 2000. The increase of $18.1 million from year ended December 31, 2001 to December 31, 2002 was partly attributable to the inclusion of ILCO's expenses for the full year in 2002 as compared to the period from May 18 to December 31 in 2001. The consolidation of ILCO's operations for the period from May 18, 2001 to December 31, 2001 contributed approximately $19 million to policyholder benefits and expenses for the year ended December 31, 2001. At ILCO's insurance subsidiaries, the level of policyholder benefits and expenses was $32.5 million in the year 2000, $32.4 million in the year 2001 and $37.3 million in the year 2002. The increase from 2001 to 2002 is attributable to increases in death benefit claims. At Family Life, the level of policyholder benefits and expenses decreased from $13.5 million for the year 2000 to $10.1 million for the year 2001 and increased to $10.7 million for the year 2002, which decreases are attributable to decreases in death benefit claims as well as decreases in reserves due to higher than expected lapse rates in Family Life's traditional life business.

Interest expense on contract holders deposit funds was $29.7 million for the year 2002, as compared to $19.9 million for the year 2001 and $2.2 million for the year 2000. The increase from 2001 to 2002 was due to the inclusion of ILCO's expenses for the full year in 2002 as compared to the period from May 18 to December 31 in 2001. The increase from 2000 to 2001 is primarily attributable to $17.5 million of interest expense on contract holders deposit funds resulting from the consolidation of ILCO's operations following the Merger. This expense is related to payment of interest to policyholders for cash values accumulated in their accounts.

The expense related to the amortization of present value of future profits of acquired businesses was $4.6 million for the year ended December 31, 2002, as compared to $4.6 million at December 31, 2001 and $3.6 million at December 31, 2000. The consolidation of ILCO's amortization expense with FIC's contributed approximately $1 million for the year ended December 31, 2001.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are deferred policy acquisition costs ("DAC"). The expense related to the amortization of DAC was $10.4 million for the year ended December 31, 2002, $6.8 million for the year ended December 31, 2001, and $5.3 million for the year ended December 31, 2000. A portion of the increase in this expense from 2001 to 2002 is attributable to the Merger. For the year ended December 31, 2002, the Company has capitalized DAC based on an updated analysis of its cost structure and assumptions as to product performance. For business written prior to January 1,2002, DAC was amortized using methods and practices which had been adopted at the time the products were introduced. For 2002, costs capitalized were approximately $3.3 million less than acquisition costs incurred as determined by the updated analysis. See "Critical Accounting Policies, Deferred Policies Acquisition Costs and Present Value of Future Profits of Acquired Business" herein for a further discussion of capitalization of expenses related to acquiring new business.

Operating expenses for 2002 were $34.2 million, as compared to $22.9 million in 2001 and $11.2 million in 2000. The consolidation of ILCO's operations contributed approximately $22.6 million to operating expenses for the year ended December 31, 2002 as compared to $11.0 million for the period from May 18, 2001 to December 31, 2001. The level of operating expenses for the year 2002 included: (i) expenses related to acquiring new business; (ii) $636,312 related to the repurchase of James M. Grace's employment contract; (iii) a transfer of funds of $1 million to the Roy F. and Joann Cole Mitte Foundation which was made in January, 2002, as compared to a $375,000 donation in 2001; (iv) $448,841 of costs incurred due to the investigation of the matters described in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2002; and (v) a charge of $799,000 for uncollectible agent balances. For a further discussion of the repurchase of Mr. Grace's employment contract and the transfer of funds to the Mitte Foundation, see FIC's 10-K for the year ended December 31, 2001, dated April 1, 2002. The level of operating expenses for the year 2001 included certain non-recurring expenses related to the favorable resolution of the vanishing premium litigation (see "Item 3. Legal Proceedings - Universal Life Litigation") and the implementation of the correction procedure set forth by the Internal Revenue Service in Rev. Proc. 2001-42 for Modified Endowment Contracts.

Interest expense for 2002 was $0, as compared to $0.9 million in 2001 and $1.9 million in 2000. The decrease in the amount of interest expenses from 2000 to 2001 is attributable to the scheduled reduction in the amount of outstanding indebtedness. This interest expense is related to the indebtedness owed to Investors Life by Family Life Corporation and FIC and for the year ended December 31, 2001 includes the amount of interest for the period from January 1, 2001 to May 18, 2001. The consolidation of ILCO's operations with those of FIC for periods following the May 18th Merger results in the elimination of this interest expense in the consolidated income statements of FIC and thus the post-Merger interest expense is $0.

The provision for federal income taxes was ($3.3) million in 2002, as compared to $4.1 million in 2001 and $1.4 million in 2000. The decrease in taxes was due to the $21.2 million decrease in income (before federal income tax, equity in net earnings of affiliates and cumulative effect of change in accounting principle) for the year ended December 31, 2002 compared to the year ended December 31, 2001. The inclusion of ILCO's results for the period from May 18, 2001 to December 31, 2001 contributed approximately $2.6 million to the level of federal income taxes for the year 2001 as compared to 2000. Because of the Merger and subsequent consolidation of FIC and ILCO's provision for federal income taxes, FIC is not able to utilize the small company tax deduction, which provided lower tax rates. The increase in federal income taxes due to the loss of this deduction in 2001 was $343,227. Further, for the year ended December 31, 2000, FIC and ILCO each paid, and were each able to deduct $1 million of excess compensation. Due to the Merger, the Company incurred approximately $100,000 in additional federal income taxes in 2001 due to the non-deductibility of a portion of Roy F. Mitte's salary. However, since Mr. Mitte was not an executive with the Company on December 31, 2002, which is the relevant date for measuring deductibility of compensation under section 162(m) of the Code, his entire compensation for 2002 is deductible and thus the Company will not incur additional federal income taxes related to excess compensation in 2002.

          Results of Operations - Three Months Ended December 31, 2002
             as compared to the Three Months Ended December 31, 2001

For the three-month period ended December 31, 2002, FIC's net income before the cummulative effect of change in accounting principle was (5.8) million (basic and diluted earnings of (6.0 per common share) on revenues of $26.0 million as compared to the restated net income of $2.4 million (basic and diluted earnings of $0.25 per common share) on restated total revenues of $31.9 million in the last three months of 2001. The decrease in net income and total revenues from the three-month period ended December 31, 2001 to the same period in 2002 is attributable to (i) a decrease in investment income; (ii) a net realized loss on investments relating to impairments; (iii) an increase in death benefits; (iv) an increase in operating expenses.

                         Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is an insurance holding company whose principal assets consist of the outstanding capital stock of its insurance subsidiaries - Family Life Insurance Company ("Family Life"), Investors Life Insurance Company of North America ("Investors Life"), and prior to February 19, 2002, Investors Life Insurance Company of Indiana ("Investors-IN"). Prior to the merger of FIC and ILCO on May 18, 2001, the principal assets of FIC consisted of the common stock of its insurance subsidiary, Family Life, and its equity ownership in ILCO. As a holding company, FIC's ability to meet its cash requirements, pay interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiaries.

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

The ability of Family Life and Investors Life to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, their domiciliary state. Washington limits how and when Family Life and Investors Life can pay shareholder dividends by (a) including the "greater of" standard for payment of dividends to shareholders,
(b) requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and (c) requiring that cash dividends be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. In 2002, Investors Life paid a dividend to its parent corporation, ILCO, of $8,556,104 (based upon earned surplus of $48.4 million and net gain from operations of $8.56 million in the year 2001). ILCO, a holding company, does not have any restrictions on payments of dividends and paid a dividend of $8,556,104 to FIC in January, 2003. Investors Life had earned surplus of $42.3 million and a net gain from operations of $3.6 million for 2002 and Family Life had earned surplus of $1.5 million and a net gain from operations of $0.13 million in 2002.

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

FIC's cash and cash equivalents at December 31, 2002 was $25.0 million as compared to $7.1 million at December 31, 2001 and $2.7 million at December 31, 2000. The increase in cash and cash equivalents was primarily due to maturities and early redemptions of fixed income investments that occurred during December, 2002, resulting in an increased cash position pending reinvestment. The $4.4 million increase in cash and cash equivalents at December 31, 2001 from 2000 was due primarily to the Merger and the cash acquired in the purchase.

FIC's net cash flow provided by operating activities was $7.6 million for the year 2002. In the year 2001, net cash flow used in by operating activities was ($2.7) million; net cash flow provided by operating activities was $0.3 million for the year 2000. The increase in cash used in operating activities of $10.3 million from 2002 to 2001 was attributable to a lower than expected level of surrenders of insurance and annuity policies which contributed to a smaller decrease in policy liabilities.

Net cash flow provided by investing activities was $20.6 million in 2002, as compared to $15.4 million in 2001 and $9.1 million in 2000. The increase in cash provided by investing activities from 2001 to 2002 was primarily attributable to the increase in cash due to proceeds from the sales and maturities of fixed maturities. The increase in cash provided by investing activities from 2001 to 2000 was due to the purchase of ILCO, which provided $9.1 million, and a $14.8 million increase in proceeds from short-term investments. These amounts were offset by a ($18.1) million investment in real estate.

Net cash flow used in financing activities was ($10.3) million in 2002, as compared to ($13.8) million in 2001 and ($7.3) million in 2000. Payment of cash dividends to stockholders attributed to $2.2 million of cash used in financing for 2002, as compared to $6.0 million in 2001 and $0.9 million in 2000; however, repayment of subordinated notes payable decreased from ($6.1) million in 2000 to ($1.5) million in 2001 and $0 in 2002 due to the Merger. In 2002, contractholder fund withdrawals exceeded deposits by $8.7 million, while in 2001 withdrawals exceeded deposits by $4.4 million.

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of December 31, 2002 were $557.5 million, as compared to $556.1 million at December 31, 2001. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At December 31, 2002, the bulk of the liabilities for contractholder deposit funds on FIC's balance sheet, $419.1 million, were related to insurance products, as compared to only $138.4 million of annuity product liabilities.

The cash requirements of FIC, and its holding company subsidiary, Family Life Corporation, consist primarily of its service of the indebtedness created in connection with FIC's ownership of Family Life. As of December 31, 2002, the investment portfolio of Investors Life included $23.05 million of notes receivable from affiliates, represented by (i) a loan of $30 million by Investors Life to Family Life Corporation made in July 1993, in connection with the prepayment of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC, and (ii) a loan of $4.5 million by Investors Life to Family Life Insurance Investment Company made in July 1993, in connection with the same transaction described above.

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

In 2002, management reviewed the Company's liquidity to determine whether the cash, cash equivalents and short term investments of the Company were sufficient to meet the Company's needs for cash for operations, capital requirements and commitments. Based on such review, management determined that it would be in the Company's best interest to reduce the amount of dividends paid to shareholders (see "Item 5- C. Dividends"), to discontinue donations to the Mitte Foundation and to streamline certain operations of the Company. Based on this review and the subsequent initiatives set forth by management, management believes that the cash, cash equivalents and short term investments of FIC and its subsidiaries are sufficient to meet the needs of its business and to satisfy debt service. There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.

                                   Investments

General

The life insurance subsidiaries of FIC maintain a diversified portfolio of investments which is supervised by an in-house staff. Investment policies and significant individual investments are subject to approval by the board of directors of each of the life insurance subsidiaries, in accordance with applicable state insurance regulatory requirements. Management regularly monitors individual assets and the overall asset mix. In the first quarter of 2003, the Board of Directors of FIC enhanced its oversight responsibilities with respect to portfolio management by establishing an Investment Committee consisting of three independent directors. In addition to its responsibilities with respect to the review of investment guidelines, the FIC Investment Committee monitors internal controls pertaining to the purchase and sale of investments.

Investment Strategy

The assets of FIC's life insurance subsidiaries must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade." The general investment objective of the Company emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for only $26,049 of invested assets at December 31, 2002 as compared to $45,479 at December 31, 2001.

Overall Composition of Investments.

The diversified portfolio of investments of FIC's life insurance subsidiaries includes public and private fixed maturity securities and real estate investments. All of FIC's invested assets are invested in the United States. Invested assets, excluding separate accounts, totaled $761.2 million and $767.6 million as of December 31, 2002 and December 31, 2001, respectively.

The following table summarizes invested assets by asset category, excluding separate account assets, as of December 31, 2002 and 2001: (in thousands)

                                 Invested Assets
                                  December 31,

                                                        2002                              2001
                                                                                       (Restated)
                                             Carrying           % of            Carrying        % of
                                               Value            Total           Value           Total

Fixed maturity securities available
  for sale:
    Public                                   $493,827           64.9%           $501,395        65.3%
    Private                                         0                                  0

Fixed maturity held to maturity
    Public                                      1,064            0.1                 983         0.1
    Private                                        26             *                   46          *

Equity securities                               6,351            0.8               8,279         1.1

Policy loans                                   46,607            6.1              49,794         6.5

Mortgage loans                                     17             *                4,715         0.6

Invested Real estate                           75,393            9.9              64,051         8.3

Short-term investments                        137,944           18.1             138,291        18.0

     Total invested assets                    761,229           100%             767,554        100%

* = less than 0.1% of total invested assets

The decrease in invested assets is primarily attributable to a $7.6 million decrease in the market value of fixed maturities available for sale, a $1.9 million decrease in the market value of equity securities, a $3.2 million decrease in policy loans, and a $4.7 million decrease in mortgage loans. These amounts are offset by an $11.3 million increase in invested real estate.

Fixed Maturity Securities.

The Company's fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities and United States Government bonds. As of December 31, 2002, the market value of the fixed maturities available for sale segment was $493.8 million as compared to an amortized cost of $479.4 million or an unrealized gain of $14.4 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. At December 31, 2001, the market value of the fixed maturities available for sale segment was $501.4 million as compared to an amortized cost of $496.7 million. The lower level of assets held in the fixed maturities available for sale segment is attributable to the early redemption of longer- term fixed maturity investments by the issuer. The proceeds of these early redemptions were reinvested in short-term investments at the lower level of interest rates that prevailed throughout the year 2002. For the year 2003, the investment objectives of FIC's insurance subsidiaries include a strategy of reducing the concentration in short-term investments by making selected investments in medium-term fixed income investments, including CMO instruments.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $175.4 million, and mortgage-backed pass-through securities of $29.6 million, at December 31, 2002. Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 57.8% of the book value of FIC's mortgage-backed securities at December 31, 2002, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At December 31, 2002, PAC and TAC instruments and scheduled bonds represented approximately 43.0% of the book value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 10.4% of the book value of FIC's mortgage-backed securities at December 31, 2002. Previously, FIC's insurance subsidiaries have avoided investments in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. Beginning in December 2002, the insurance subsidiaries made selected investments in CMOs of the inverse floater category. Such instruments, which are subject to strict quantitative and qualitative standards, carry a higher current interest rate. Our investment guidelines do not permit the purchase of CMOs which are interest only or principal only instruments. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. For the year 2003, the investment objectives of FIC's insurance subsidiaries include a strategy of reducing the concentration in short-term investments by making selected investments in a variety of medium-term CMO instruments.

The securities valuation office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. As of December 31, 2002, the majority of our bonds are investment grade (Category 1 and 2). The Company's fixed maturities portfolio (including short-term investments), included only a non-material amount of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated by the SVO as "3" (medium quality) or below.

FIC's short-term investments consist primarily of U.S. Government bonds. The level of short-term investments at December 31, 2002 was $137.9 million, as compared to $138.3 million as of December 31, 2001.

Equity Securities.

FIC's equity securities consist primarily of its investment in the separate account. As of December 31, 2002, the market value of FIC's equity securities was $6.4 million compared to $8.3 million at December 31, 2001. The decrease from 2002 to 2001 is related to a decline in the value of the underlying funds in the separate account.

Real Estate.

Invested real estate at December 31, 2002 was $75.4 million, as compared to $64.1 million at December 31, 2001. The real estate investment is primarily related to the development of the River Place Pointe project ("River Place Pointe") by Investors Life, a subsidiary of ILCO. In October 1998, Investors Life purchased River Place Pointe, which consisted of two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors Life obtained a Site Development Permit for the tracts from the City of Austin allowing for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the Project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. Construction on the second section of the Project, which consists of three office buildings, an associated parking garage, and related infrastructure, was completed in 2002.

As of December 31, 2002, Investors Life had invested $93.7 million in the construction of River Place Pointe, of which $19.7 million is recorded on FIC's balance sheet as real estate occupied by the Company. Investors Life paid $13.5 million during 2002 for the construction of the project. FIC and its insurance subsidiaries occupy all of Building One at River Place Pointe, consisting of approximately 76,143 square feet of space, and additionally occupies approximately 5,000 square feet of Building Four of River Place Pointe. As of December 31, 2002, 222,007 rentable square feet of office space was leased to third party tenants and 281,682 rentable square feet was available for lease. According to the Federal Deposit Insurance Corporation's ("FDIC") National Edition of Regional Outlook, Fourth Quarter, 2002 "the vacancy rate in Austin has risen almost fivefold in three years, the most dramatic increase in the country the Austin suburban (office) market reported an office vacancy rate of
27.2 percent as of September 30, 2002, the highest in the nation, with about 10 percent attributable to sublease space."

The Company views the River Place Pointe investment as a long term commitment. Based on this assumption, the Company has examined future anticipated cash flow on the development and has determined that the investment is not impaired.

Mortgage Loans.

As of December 31, 2002, $0.02 million was invested in mortgage loans as compared to $4.7 million at December 31, 2001. The Company does not make new mortgage loans on commercial properties. All of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At December 31, 2002, none of the mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure. The decrease in mortgage loans from 2001 to 2002 was due to the pay off of two mortgage loans during the third quarter of 2002. The Company participated with a third party in two mortgage loans in the state of New York - Champlain Centre Mall and Salmon Run Mall, with a total balance due of $4.60 million at June 30, 2002. On June 18, 2002, the Company agreed to a proposed payoff of these loans at a discount. The borrower paid off the loans in August, 2002, with a payment of $3.64 million. The Company reduced the carrying value of the two loans by $0.96 million as of June 30, 2002 as an impairment of an invested asset.

Policy Loans.

Policy loans totaled $46.6 million at December 31, 2002, as compared to $49.8 million at December 31, 2001.


                          Critical Accounting Policies

The financial statements contain a summary of FIC's critical accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of FIC's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include valuation of: investments, deferred acquisition costs and present value of future profits, and future policy benefits. For the year 2001, the Company's critical accounting policies also included the purchase accounting for ILCO.

Cumulative Effect of Accounting Changes. During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 eliminates the practice of amortizing and deferring excess of fair value of net assets acquired over cost and requires unallocated negative goodwill to be recognized immediately. In accordance with the standard, FIC ceased negative goodwill amortization on January 1, 2002 and recognized the unamortized balance of $10.4 million of negative goodwill acquired in the Merger.

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

Future Policy Benefits.

Future policy benefits comprise 15% of FIC's total liabilities at December 31, 2002. These liabilities are estimated using actuarial methods based on assumptions about premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration.

Purchase Accounting for ILCO.

The acquisition of ILCO was accounted for as a purchase; accordingly, the results of ILCO's operations from May 18, 2001 to December 31, 2001 and for the entire year 2002 are included in FIC's consolidated results of operations at December 31, 2001 and 2002.

For the period from January 1, 2001 to May 17, 2001, and for the year 2000, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO.

For a further discussion of accounting standards, see Note 1 to our audited consolidated financial statements, beginning on page F-13.

                                Subsequent Events

Solomon Smith Barney Review

     In December 2002, the Company received an unsolicited indication of interest from the Pillar Foundation Group ("Pillar"). As previously publicly disclosed by the Company, the Company believes that the letters sent to FIC by Pillar did not constitute an offer. Rather, the letter stated that it was as an indication of interest to enter into a letter of intent at an undefined future time with respect to the acquisition of all or part of the outstanding common shares of FIC at a tentative valuation of $13 to $18 per share. Pillar did not indicate the source of funds for any such transaction, nor the structure or timing of any possible transaction. Furthermore, Pillar stated in the letter that any transaction would be subject to numerous due diligence and other identified and unnamed conditions, such as determination of a final price, regulatory and board approvals, and execution by sellers of a satisfactory stock purchase agreement. In fact, the letter did not state clearly whether Pillar intended to acquire shares from FIC or from other shareholders. In addition, Pillar did not have an established reputation in the insurance industry for consummating transactions of this magnitude and there was no evidence that it had the financial ability to do so. Because the valuation indicated by Pillar was below book value and because of the depressed state of the U.S. capital markets and poor general economic conditions, the Board of Directors concluded that it would not be in the best interest of the Company's shareholders to negotiate toward selling the Company for a depressed price in the existing economic conditions.

     Nevertheless, in the exercise of its fiduciary duties, on December 13, 2002, the Board of Directors unanimously approved the appointment of a Special Committee to review unsolicited indications of interest in the acquisition of the Company. On January 6, 2003, the Board of Directors unanimously approved a realignment of the Special Committee to include only independent directors and it authorized the Special Committee to select an investment banking firm to perform a valuation analysis of FIC and to explore strategic alternatives to improve shareholder value, including a sale of FIC. The Special Committee interviewed four firms and selected Salomon Smith Barney.

     Among the alternatives considered by the Special Committee were a sale of the company consistent with recent unsolicited indications of interest in FIC and various management alternatives, including an increased operating efficiency strategy, a growth through acquisitions strategy and a marketing alliances strategy. Through an exhaustive study of all business projections and financial assumptions, it was determined that pursuing any or all of the management plan was more advantageous to shareholder value than the sale, merger, or consolidation of the company at this time given current market conditions for sale transactions in the insurance industry and general economic conditions. The Special Committee ultimately determined, based in part on the analysis performed by Salomon Smith Barney, that it was in the best interest of FIC's shareholders at that time to allow FIC's new management to implement its business plan for FIC. The Board of Directors voted to accept the Special Committee's recommendation.

Proxy Contest

     On January 20, 2003, attorneys representing the Mitte Foundation sent a demand that the Company hold a special shareholders meeting for the purpose of removing all members of the board of directors and electing unidentified directors that would be proposed by the Mitte Foundation, Roy Mitte, Mr. Mitte's wife, Joann Cole Mitte, and Mr. Mitte's son, Scott Mitte (collectively, the "Mitte Family"). These attorneys informed the Company that they were prepared to pursue litigation if their demands were not met. The Mitte Foundation's demand, if granted by the Company or ordered by a court, would have required holding a shareholders' meeting without proxy materials of the Company or the dissemination to shareholders of all appropriate financial and other information concerning the Company's performance in 2002. Specifically, the federal securities laws require that each proxy statement furnished to shareholders by the Company must be accompanied or preceded by an annual report to shareholders which includes audited financial statements for the prior fiscal year. The Mitte Foundation demanded that the Company hold a special shareholders' meeting on February 4, 2003, only fifteen days after the date of the demand letter. The Company could not have prepared audited financial statements for fiscal year 2002 so soon after the fiscal year, nor was it otherwise required to file such financial statements by such time under the federal securities laws, which allow 90 days following the end of the fiscal year to prepare such information. As a result, the Company could not have disseminated proxy materials to its shareholders in compliance with the federal securities laws. Accordingly, in light of the Mitte Foundation's demand for a special meeting, the Company commenced litigation against Mr. Mitte, the Mitte Foundation, and Joann Cole Mitte which sought to delay the meeting, alleging, among other things, Mr. Mitte's violation of certain provisions of the securities laws as described below.

     The material allegations made by the Company against the Mitte Family are set out in detail in the Company's Original Complaint, filed on January 23, 2003 in the United States District Court for the Western District of Texas, Austin Division, Case No. A03-CA-033SS. The following allegations were made by the Company in the Complaint:

     o The Mitte Family omitted material information required to be disclosed under Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the regulations issued thereunder, as well as violated the proxy solicitation rules contained in Regulation 14A of the Exchange Act;

     o Over a ten-year period, Roy Mitte caused FIC to pay, or to reimburse Mr. Mitte for, personal expenditures of Mr. Mitte or his family, in an amount exceeding $500,000;

     o In January 2002, Roy Mitte caused the transfer of $1,000,000 from FIC to the Mitte Foundation, in contravention of a promise made by Mr. Mitte to the Compensation Committee of the Board of Directors that no such transfers would be sought or made in 2002; and

     o FIC has borne significant expenses that properly should have been paid or reimbursed by the Mitte Foundation.

The following relief was sought by the Company:

     o A declaratory judgment that the Company may defer any shareholders' meeting until, among other things, the Company and Mitte could properly solicit proxies in compliance with the federal securities laws;

     o    A preliminary  injunction  preventing,  among other things,  the Mitte
          Foundation   from   demanding   that  the  Company  notice  a  special
          shareholders' meeting;

     o A monetary judgment against Mr. Mitte for the amount of personal expenses which he improperly caused FIC to pay or reimburse him;

     o A monetary judgment against the Mitte Foundation in the amount of $1,000,000 and for all sums which FIC has improperly paid or borne on behalf of the Mitte Foundation;

     o A monetary judgment against Mr. Mitte in the amount of $1,000,000, in the event that the Mitte Foundation fails to repay this amount; and

     o Interest, attorneys' fees, and all other sums to which FIC proves itself justly entitled.

     On February 10, 2003, the Company entered into an agreement with the Foundation pursuant to which they agreed to withdraw their request for a special meeting in exchange for the Company's agreement that the 2003 Annual Meeting of Shareholders (the "Meeting") would be held May 9, 2003, with a record date of March 18, 2003.

     On March 19, 2003, Mr. Mitte filed a counterclaim against the Company alleging breach of contract with respect to the Company's failure to pay Mr. Mitte severance benefits and compensation that Mr. Mitte claims he is entitled to receive under his employment agreement with the Company. Mr. Mitte seeks actual damages, interest and attorney's fees and costs.

     The Company has not yet filed an answer to Mr. Mitte's counterclaim. Both the Mitte Family and the Company are currently engaged in discovery with respect to the pending litigation. . (See "Item 3. Litigation - Litigation Relating to Former Chairman and CEO").

     On March 28, 2003, the Company filed its Preliminary Proxy with respect to the Meeting. Amendments to the Preliminary Proxy were filed on April 8, 2003 and April 14, 2003. More information regarding the proxy contest and the Meeting can be obtained therein by accessing the preliminary proxy on the SEC's website, www.sec.gov or the Investor Relations portion of the Company's website at www.ficgroup.com.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     General. FIC's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the sections entitled "Investment of Assets" in Item 1 of this report and the information set forth in
Item 7, "Management's Discussion and Analysis of Financial Condition and Operations - Investments".

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

     Interest Rate Risk The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $16.6 million at December 31, 2002 and $24.6 million at December 31, 2001. For purposes of the foregoing estimate, fixed maturities, including fixed maturities available for sale, and short-term investments were taken into account. The market value of such assets was $632.8 million at December 31, 2002 and $640.7 million at December 31, 2001.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $205.4 million at December 31, 2002 and $209.9 million at December 31, 2001. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $4.7 million at December 31, 2002 and $6.7 million at December 31, 2001.

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


Item 8.  Financial Statements and Supplementary Data

The following Financial Statements of the Registrant have been filed as part of this report:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants, dated April 17, 2003.

2.   Consolidated   Balance   Sheet  as  of  December   31,  2002  and  Restated
     Consolidated Balance Sheet as of December 31, 2001.

3. Consolidated Statement of Income for the year ended December 31, 2002 and Restated Consolidated Statements of Income for the years ended December 31, 2001 and 2000.

4. Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2002, and Restated Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001 and 2000.

5. Consolidated Statement of Cash Flows for the year ended December 31, 2002, and Restated Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000.

6.   Notes to Consolidated Financial Statements, as Restated.

7.   Consolidated Financial Statement Schedules, as Restated.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No independent accountant who audited the Registrant's financial statements has resigned or been dismissed during the two most recent fiscal years.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Directors of the Registrant

The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors, other than Eugene Payne and Richard A. Kosson, were elected at the 2002 annual shareholders meeting held in June 2002. Eugene Payne was appointed as a director in August 2002 and Richard
A. Kosson was appointed as a director in December 2002, to fill vacancies created by resignations of two directors. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.

        Name             Age          Since                        Director and Other Information

John D. Barnett           60          1991       Director  of  FIC  since  1991.  Vice  President,  Investments  of
                                                 Investment   Professionals,   Inc.  from  1996  to  present.  Vice
                                                 President, Investments of Prudential Securities from 1983 to 1996.

Jeffrey H. Demgen         50          1995       Director  of FIC  since  May  1995.  Vice  President  of FIC since
                                                 August  1996.  Vice  President  and  Director of ILCO since August
                                                 1996.  Director  of Family  Life  since  October  1992.  Executive
                                                 Vice  President  of Family  Life since  August  1996.  Senior Vice
                                                 President  of  Family  Life  from  October  1992 to  August  1996.
                                                 Executive  Vice  President  and Director of  Investors  Life since
                                                 August  1996.  Senior Vice  President  and  Director of  Investors
                                                 Life from October 1992 to June 1995.

Theodore A. Fleron        63          1996       Vice  President  and  Director  of FIC  since  August  1996.  Vice
                                                 President  and  Director  of ILCO  since  May  1991.  Senior  Vice
                                                 President,  General Counsel,  and Director of Investors Life since
                                                 July  1992  and  Secretary  since  September  2001.   Senior  Vice
                                                 President,  General Counsel,  Director and Assistant  Secretary of
                                                 Family Life since August 1996 and Secretary since September 2001.

W. Lewis Gilcrease        71          2001       Director  of FIC  since  June  2001  and from  1979 to July  1991.
                                                 Director  of ILCO  from 1988 to May 2001.  Dentist  practicing  in
                                                 San Marcos,  Texas.  Chairman of the Strahan Foundation in support of athletics at Southwest Texas State University.

        Name             Age          Since                        Director and Other Information

Richard A. Kosson         70          2002       Director of FIC since December  2002.  Director of  ILCO from 1981 to  May 2001.  Practicing  CPA  and  Partner,  Citrin  Cooperman &
                                                 Company, LLP.  Past Chairman of the NJSCPA Insurance Trust.

M. Scott Mitte            46          2000       Director  of  FIC  since  October  2000.  Executive  Director  and
                                                 Vice-President  of the Roy F. and Joann Cole Mitte Foundation from
                                                 1999 to 2002.

Roy F. Mitte              71          1976       Chairman of the Board,  President  and Chief  Executive  Office of
                                                 FIC from 1976 to October  2002.  Chairman of the Board,  President
                                                 and Chief  Executive  Officer of ILCO from 1985 to 2002.  Chairman of the Board,  President and Chief Executive  Officer of Investors
                                                 Life  from  December   1988  to  2002.   Chairman  of  the  Board,
                                                 President  and Chief  Executive  Officer of Family  Life from June
                                                 1991 to 2002.

Elizabeth T. Nash         53          2001       Director  of FIC since  June 2001.  Director  of ILCO from 1998 to
                                                 May   2001.   Member  of  the  Texas   State   University   System
                                                 Foundation  since 2000.  President of Seton  Hospital  Development
                                                 Board.  Member of the Board of  Regents,  Texas  State  University
                                                 System  from  1993  through  1999,  Chairman  from  1997 to  1998,
                                                 Vice-Chairman  from 1996 to 1997.  Board  member of the  Southwest
                                                 Texas  State   University   Development   Foundation  since  1987,
                                                 Chairman from 1992 to 1997, Vice-Chairman from 1989 to 1992.

Frank Parker              73          1994       Director of FIC since May 1994.  Private  investor.  Prior to June
                                                 1998,  President of Gateway Tugs, Inc. and Par-Tex  Marine,  Inc.,
                                                 both of which are located in  Brownsville,  Texas and were engaged in operating and chartering harbor and intracoastal tug boats.

Eugene E. Payne           60          2002       Director of FIC since August 2002 and  from 1992 to  2000.  Presi-
                                                 dent, Chairman and Chief Executive Officer of  FIC since  November
                                                 2002.  Vice President of ILCO from December 1988 to 2000 and Dir-
                                                 tor of ILCO from  May 1989 to 2000.  Chief  Operations  Officer of
                                                 Investors Life and Family Life from 1991 to 2000.  Chief Marketing
                                                 Officer of Investors Life and Family Life from 1988 to 1991.
                                                 Professor in the College of Business at Southwest Texas State
                                                 University from 2000 to 2002.

        Name             Age          Since                        Director and Other Information

Thomas C. Richmond        61          1996       Director of FIC since August 1996.  Vice  President  and Secretary of FIC since September  2001.  Director of ILCO from March 1994 to
                                                 August  1996 and from  December  2001 to present.  Executive  Vice
                                                 President  of  Investors  Life and  Family  Life  since  September
                                                 2001.  Senior Vice  President  from January 1993 to September 2001 of  Investors  Life and Family  Life.  Vice  President  from March
                                                 1989 to January 1993 of Investors Life.



(b) Executive Officers of the Registrant

The following table sets forth the names and ages of the persons who currently serve as the Company's executive officers together with all positions and offices held by them with the Company. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

     Name               Age                 Positions and Offices

Eugene E. Payne         60         Chairman of the Board, President and Chief
                                   Executive Officer

George M. Wise, III.    42         Vice President & Chief Financial Officer

Jeffrey H. Demgen       50         Vice President & Chief Marketing Officer

Thomas C. Richmond      61         Vice President & Chief Operating Officer

Theodore A. Fleron      63         Vice President, Secretary & General Counsel

Eugene E. Payne is Chairman, President and Chief Executive Officer of FIC, a position he has held since November, 2002. He joined FIC in 1989 and served for twelve years in an executive capacity in every major business area, including chief operations officer and chief marketing officer. In 2000, Dr. Payne elected early retirement from FIC and taught management strategy and entrepreneurship as chairman of the management department at Southwest Texas State University's College of Business. He returned to FIC as Interim Chairman in August, 2002 and was elected to his current positions in November, 2002. He also served as a director of FIC from 1992 to 2000 and as a director of ILCO (currently a wholly-owned subsidiary of FIC) from 1989 to 2000

George M. Wise, III, is Vice President and Chief Financial Officer, a position he has held since November 2002. Previously, he was President and Consulting Actuary for Wise, Mitchell & Associates, Ltd., from December 2001 to November, 2002. From January 1998 to December, 2001, he was President and Consulting Actuary for Wise & Associates, Inc. In his capacity as a consulting actuary, Mr. Wise managed actuarial consulting firms which provided actuarial and insurance consulting services to life and health insurance companies.

Jeffrey H. Demgen has been Vice President of FIC since August 1996 and Chief Marketing Officer since 1996. He was elected as a director of FIC in May 1995. Mr. Demgen is not standing for re-election to the FIC Board at the Annual Meeting. Mr. Demgen has served as a director and vice president of ILCO since August 1996 and has served as a director and in various management capacities with FIC's life insurance subsidiaries since 1992.

Thomas C. Richmond has been Vice President of FIC since September 2001 and Chief Operating Officer since 2001. He became a director of FIC in August 1996. Mr. Richmond is not standing for re-election to the FIC Board at the annual Meeting. He has served as a director of ILCO from March 1994 to August 1996 and from December 2001 to present. He has also served in various management capacities with FIC's life insurance subsidiaries since 1989.

Theodore A. Fleron, has been Vice President, General Counsel of FIC since 1996, Secretary of FIC since December, 2002 and has been a director since 1996. He is also a director of the life insurance subsidiaries of FIC and serves as Senior Vice President, General Counsel and Secretary of those companies. Mr. Fleron has been associated with FIC since December 1989 and has been involved in all aspects of FIC's legal matters, including corporate and federal securities, insurance regulation and litigation. Previously, he was associated with CIGNA Corporation and its predecessor, INA Corporation, from 1974 to 1989, where he served as Senior Counsel in the Law Department.


(c)  Identification of certain significant employees

Not applicable.

(d)  Family relationships

M. Scott Mitte is Roy F. Mitte's son.

(e)  Business experience

The business  experience of the executive  officers has been outlined in Item 10
(b).

(f) Involvement in Certain Legal Proceedings

None.

(g) Beneficial Ownership Reporting Compliance

The information set forth under the caption "Beneficial Ownership Reporting Compliance" in the Proxy Statement distributed to shareholders in connection with FIC's 2003 Annual Meeting of Shareholders (the "Proxy Statement"), which is to be filed by FIC after the date this Report on Form 10-K is filed, is hereby incorporated by reference.

Item 11.  Executive Compensation

Composition of Board

The business of FIC is managed under the direction of its board of directors. The board of directors currently consists of eleven directors, five of whom are independent directors.

Summary Compensation Table

The information set forth under the caption "Summary Compensation Table" in the Proxy Statement is hereby incorporated by reference.

Option Vesting Upon a Change of Control in 2002

The information set forth under the caption "Options Vesting Upon a Change of Control in 2002" in the Proxy Statement is hereby incorporated by reference.

Stock Appreciation Rights Granted in 2002

The information set forth under the caption "Stock Appreciation Rights Granted in 2002" in the Proxy Statement is hereby incorporated by reference.

Option/SAR Grants in Last Fiscal Year

The information set forth under the caption "Option/SAR Grants in Last Fiscal Year" in the Proxy Statement is hereby incorporated by reference.

Aggregated Option/SAR Exercises in 2002 and 2002 Option/SAR Values

The information set forth under the caption "Aggregated Option/SAR Exercises in 2002 and 2002 Option/SAR Values" in the Proxy Statement is hereby incorporated by reference.

Defined Benefit Plan

The information set forth under the caption "Defined Benefit Plan" in the Proxy Statement is hereby incorporated by reference.

Employment Agreements and Change In Control Arrangements

The information set forth under the caption "Employment Agreements and Change in
Control   Arrangements"  in  the  Proxy  Statement  is  hereby  incorporated  by reference.

Compensation of Directors

The information set forth under the caption "Compensation of Directors" in the Proxy Statement is hereby incorporated by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is hereby incorporated by reference.

Compensation Committee Report on Executive Compensation

The information set forth under the caption "Compensation Committee Report on Executive Compensation" in the Proxy Statement is hereby incorporated by reference.

Performance Graph

The information set forth under the caption "Performance Graph" in the Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table presents information as of February 28, 2003 as to all persons who, to the knowledge of the Registrant, were the beneficial owners of five percent (5%) or more of the common stock of the Registrant.

                                          Amount and Nature
Name and Address of                         of Beneficial              Percent
Beneficial Owner                              Ownership              of Class(4)

Roy F. and Joann Cole Mitte
  Foundation
6836 Bee Caves Road, Suite 262
Austin, Texas  78746                    1,552,206 (1)                 16.16 %

Roy F. Mitte
3701 Westlake Drive
Austin, Texas  78746                    1,594,326 (1)(2)              16.59 %

Family Life Insurance Company
6500 River Place Blvd.
Austin, Texas 78730                       648,640                      6.32 %(3)

Investors Life Insurance
  Company of North America
6500 River Place Blvd.
Austin, Texas  78730                    1,427,073 (4)                 12.93 %(5)

Fidelity Management &
Research Company
82 Devonshire Street
Boston, MA 02109                        1,307,020 (6)                 13.60%

Wellington Management
Company, LLP
75 State Street
Boston, MA 02109                          656,800 (7)                  6.84%

(1) As reported on a Schedule 13D/A filed by the Roy F. and Joann Cole Mitte Foundation on February 13, 2003. According to the 13D/A filing, The Foundation is a not-for-profit corporation organized under the laws of the State of Texas, and exempt from federal income tax under Section 501(a) of the Internal Revenue Code of 1986, as amended, as an organization described in Section 501(c)(3).

(2) Includes 35,520 shares allocated to Mr. Mitte's account under the Employee Stock Purchase Plan and 6,600 shares which may be acquired pursuant to options which are exercisable within 60 days. For purposes of this table, Mr. Mitte is deemed to have beneficial ownership of the shares owned by the Foundation.

(3) Assumes that outstanding stock options or warrants held by non-affiliated persons have not been exercised and that outstanding stock options held by Family Life Insurance Company have been exercised.

(4) Of such shares, 926,662 shares are owned by Investors Life Insurance Company of North America ("Investors Life") and 500,411 shares are issuable upon exercise of an option held by Investors Life. All shares are held as treasury shares.

(5) Assumes that outstanding stock options or warrants held by non-affiliated persons have not been exercised and that outstanding stock options held by Investors Life have been exercised.

(6) As reported to the Company on a Schedule 13G filed on June 11, 2001, by FMR Corporation, the parent company of Fidelity Management & Research Company ("Fidelity") and Fidelity Management Trust Company. The Company also notes that Fidelity filed a Schedule 13G/A on February 13, 2001, reporting that the beneficial ownership of Fidelity Low Price Stock Fund, an investment company registered under the Investment Company Act of 1940, was 340,000 shares. According to the Schedule 13G filings, as amended, Fidelity acts as investment advisor to the Fidelity Low Priced Stock Fund, and the Fund is the beneficial owner of 340,000 shares of FIC common stock.

(7) As reported on a Schedule 13G filed by Wellington Management Company, LLP ("WMC") on February 12, 2003. According to the Schedule 13G filing, WMC acts as investment advisor to certain clients of WMC and such clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. The filing further states that no such client is known to have such right or power with respect to more than five percent of the common stock of the Company.

The following table contains information as of February 28, 2003 as to the Common Stock of FIC beneficially owned by (1) each director, (2) each of the named executive officers, and (c) the directors and executive officers as a group. In general, "beneficial ownership" refers to shares that a director or executive officer has the power to vote, or the power to dispose of, and stock options that are currently exercisable or become exercisable within 60 days of February 28, 2003. The information contained in the table has been obtained by the Company from each director and executive officer, except for the information known to the Company.

                                    Amount and Nature of            Percent of
Name                                Beneficial Ownership (1)(2)        Class

Non-Employee Directors:
John Barnett                               2,000                         *
W. Lewis Gilcrease                            -0-                        *
Richard A. Kosson                          1,940                         *
Michael Scott Mitte                           64 (2)                     *
Elizabeth T. Nash                            220                         *
Frank Parker                              12,000                         *

Employee Directors:
Roy F. Mitte                           1,594,326 (1)(2)(3)             16.59%

Named Executive Officers:
Jeffrey H. Demgen                         14,459 (2)(3)                  *
Theodore A. Fleron                        21,040 (2)(3)                  *
Eugene E. Payne                               -0-                        *
Thomas C. Richmond                        18,868 (2)(3)                  *
George M. Wise, III                          500                         *

Total of Directors and Officers
As a Group                             1,665,417                       17.30%

 *    Less than 1%.


(1) As reported on a Schedule 13D/A filed by the Roy F. and Joann Cole Mitte Foundation on February 13, 2003. According to the 13D/A filing, The Foundation is a not-for-profit corporation organized under the laws of the State of Texas, and exempt from federal income tax under Section 501(a) of the Internal Revenue Code of 1986, as amended, as an organization described in Section 501(c)(3). For purposes of this table, Mr. Mitte is deemed to have beneficial ownership of the shares owned by the Foundation.

(2)  Includes  shares  beneficially   acquired  through   participation  in  the
     Company's 401K Plan and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.

(3) Include shares issuable upon exercise of options granted under the Stock Option Plan to executive officers and directors who are also employees of the Company or its subsidiaries, to the extent that such options are exercisable within 60 days of February 28, 2003, as follows: Mr. Demgen - 4,400 shares; Mr. Fleron - 4,400 shares; Mr. Mitte - 6,600 shares; and Mr. Richmond - 4,400 shares.

The following table contains information regarding FIC's equity compensation plans as of December 31, 2002:

                                      (a)                     (b)                       (c)
                                                                                Number of securities
                                                                                remaining available
                                Number of securi-        Weighted-average       for future issuance
                                ties to be issued        exercise price         under equity
                                upon exercise of         of outstanding         compensation plans
                                outstanding options      options, warrants      (excluding securities
                                warrants and rights      and rights             reflected in column (a)

Plan Category

Equity compensation
plans approved by
security holders                208,850 (1)                $9.51                  231,000

Equity compensation plans
not approved by security
holders                               0                        0                        0
Total                           208,850                    $9.51                  231,000


(1) Shares available to be exercised, as of December 31, 2002, by certain officers of FIC and its life insurance subsidiaries pursuant to the InterContinental Life Corporation 1999 Stock Option Plan. On May 18, 2001, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is hereby incorporated by reference.

Item 14. Controls and Procedures

(a) The chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date within 90 days prior to the filing date of this report. Based on that evaluation, such officers have concluded that the Company's disclosure controls and procedures, as modified following implementation of the procedures described in paragraph (b), below, are effective to ensure that material information relating to the Company and its subsidiaries is made known to such officers in a timely manner for inclusion in the Company's periodic filings with the SEC.

(b) The financial statements for the year ended December 31, 2002, were prepared under the general direction of the chief financial officer of the Company (who joined the Company in November, 2002, and was appointed as Vice President and Chief Financial Officer November 15, 2002). In connection with the preparation of such financial statements, the Company identified certain accounting errors which occurred in the year 2002, as well as prior periods. The identification and correction of these accounting errors are accounted for in the financial statements for the year ended December 31, 2002 and the related restatements for the years ended December 31, 2001 and December 31, 2000. The effect upon the financial statements for the years 2001 and 2000 resulting from the correction of these errors is described in this annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement". As part of their evaluation of the Company's disclosure controls and procedures, the chief executive officer and the chief financial officer determined that certain procedures, as described below, needed to be established or modified in order to ensure that material information relating to the Company and its subsidiaries are included properly in the Company's financial filings with the SEC:

     1. For the year ended December, 31, 2002, the determination of the amount of uncollectible agent debit balances was made in accordance with a newly-established procedure which measures various factors (including the current level of production of the applicable agent and the persistency rate of that agent's book of business with the company) pertinent to the probability that the receivable will be realized. The Company believes that, if the current procedures had been in place with respect to years prior to 2002, the amount of agent debit balance receivables included in the financial statements for such prior years would have approximated the restated amounts shown in this Annual Report for such prior years.

     2. In connection with the implementation of a modification to the mechanical interface system between the Company's policy administration system and the general ledger system used to record consolidated transactions for GAAP reporting purposes, the Company determined that the manual review procedures which it utilized in connection with the preparation of the financial statements for prior periods was not correctly identifying all of the transactions at the policy administration system level that were not correctly feeding to the general ledger system. Following implementation of the modification of the mechanical interface system, the Company identified transactions in addition to those which were reported in its Form 10-Q for the period ended September 30, 2002 and its Form 10-Q/A for the period ended June 30, 2002. A description of the financial effect of the identification and correction of the accounting errors is included in this Annual Report under the caption "Management's Discussion and analysis of Financial Condition and results of Operations - Restatement". The Company believes that the implementation of the modifications to the mechanical interface system will eliminate these accounting errors in connection with the preparation of financial statements for future periods.

     3. The restatement of the consolidated balance sheet as of December 31, 2001 includes an increase of approximately $8 million in other liabilities resulting from a review of suspense account entries at the general ledger level. The Company has determined that certain suspense account entries had not been correctly reconciled with respect to prior periods due to the lack of a systematic review and reconciliation of such entries. In order to assure the proper reconciliation of suspense account entries in the future, the Company has reassigned responsibility for such reconciliation to a separate unit, the Financial Controls Department, with reconciliations to be completed on a quarterly basis.

     Except as described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation by the Company's chief executive officer and chief financial officer.


                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents have been filed as part of this report:

     1.  Financial Statements (See Item 8)

     The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

     Report of Independent Accountants

     Consolidated Balance Sheets, December 31, 2002 and 2001 (Restated)

     Consolidated Statements of Income, for years ended December 31, 2002, 2001 (Restated and 2000 (Restated)

     Consolidated Statements of Changes in Shareholders' Equity, for the years ended December 31, 2002, 2001 (Restated) and 2000 (Restated)

     Consolidated Statement of Cash Flows, for the years ended December 31, 2002, 2001 (Restated) and 2000 (Restated)

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

     3. Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits beginning on Page 71.

(b) Reports on Form 8-K

Registrant filed the following reports on Form 8-K during the fourth quarter of 2002:

     1. On November 6, 2002, FIC filed a Current Report on Form 8-K in connection with (a) the appointment of Dr. Eugene Payne as President, Chief Executive Officer and Chairman of FIC; and (b) the termination of the employment agreement between FIC and the former President, Chief Executive Officer and Chairman, Roy F. Mitte. A press release is attached to the Form 8-K.

     2. On November 18, 2002, FIC filed a Current Report on Form 8-K in connection with (a) earnings for the nine-month period ended September 30, 2002; (b) restated earnings for the six-month period ended June 30, 2002; and (c) the appointment of George M. Wise, III as the Chief Financial Officer of the Company. Two press releases are attached to the Form 8-K.

     3. On December 12, 2002, FIC filed a Current Report on Form 8-K in connection with the receipt of an unsolicited letter from Pillar Foundation Group regarding their interest in acquiring all or part of FIC's outstanding common stock. A press release is attached to the Form 8-K.

     4. On December 16, 2002, FIC filed a Current Report on Form 8-K in connection with (a) the resignation of two employee directors; (b) declaration of a cash dividend; and (c) steps the Company has taken to move sales acquisition costs in line with product pricing. A press release is attached to the Form 8-K.


(c) Exhibits:

     The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Financial Industries Corporation
                                  (Registrant)

By: /s/  Eugene E. Payne
    Eugene E. Payne,
    Chairman of the Board, President and Chief Executive Officer

By: /s/ George M. Wise, III
    George M. Wise, III
    Chief Financial Officer

By: /s/ Nigel S. Walker
    Nigel S. Walker
    Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, a majority of the Board of Directors of the Registrant, on behalf of the Registrant and in the capacities indicated on April 17, 2003.

/s/ Eugene E. Payne                                 /s/ John D. Barnett
Eugene E. Payne, Director                           John D. Barnett, Director

/s/ Jeffrey H. Demgen                               /s/ Theodore A. Fleron
Jeffrey H. Demgen, Director                         Theodore A. Fleron, Director

/s/ W. Lewis Gilcrease                              /s/ Richard A. Kosson
W. Lewis Gilcrease, Director                        Richard A. Kosson, Director

/s/ Elizabeth Nash                                  /s/ Frank Parker
Elizabeth Nash, Director                            Frank Parker, Director

/s/ Thomas C. Richmond
Thomas C. Richmond, Director

                                  CERTIFICATION

I, Eugene E. Payne, Chief Executive Officer of Financial Industries Corporation ("FIC"), certify that:

1.   I have reviewed this annual report on Form 10-K of FIC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003                               By:   /s/ Eugene E. Payne
                                                         Eugene E. Payne
                                                         Chief Executive Officer

                                  CERTIFICATION

I, George M. Wise, III, Chief Financial Officer of Financial Industries Corporation ("FIC"), certify that:

1.   I have reviewed this annual report on Form 10-K of FIC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003                        By:   /s/ George M. Wise, III
                                                  George M. Wise, III
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit    Page
  No.       No.                    Description of Exhibit

 2.1 Agreement and Plan of Merger dated as of January 18, 2001, by and among FIC, ILCO and ILCO Acqui- sition Corp. (1)

 3.1                Articles of Incorporation of FIC (2)

 3.2 Certificate of Amendment to the Articles of In- corporation of FIC, dated November 12, 1996 (3)

 3.3                Bylaws of FIC (2)

 3.4                Amendment to Bylaws of FIC dated February 29, 1992 (10)

 3.5                Amendment to Bylaws of FIC dated June 16, 1992 (10)

 3.6                Amendment to Articles of  Incorporation of FIC dated May 18,
                    2001 (13)

10.01 Stock Purchase Agreement, dated as of March 19, 1991, as amended, by and among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company, Family Life Corporation, Family Life Insurance Investment Company and FIC (4)

10.02 Note, dated June 12, 1991, in the original principal amount of $2.5 million made by FIC in favor of Investors Life Insurance Company of California (Investors-CA) and transferred to Investors Life Insurance Company of North America (Investors Life) in connection with the merger as of December 31, 1992 of Investors-CA into Investors Life (4)

10.03 Credit Agreement, dated as of June 12, 1991, among Family Life Corporation, the Lenders named therein and the Agent named therein (4)

10.04 Note, dated June 12, 1991, in the original principal amount of $22.5 million made by Family Life Corporation in favor of Investors Life (4)

10.05 Note, dated June 12, 1991, in the original principal amount of $2.5 million made by FIC in favor of Investors Life Insurance Company of California (4)

10.06 Option Agreement, dated as of June 12, 1991, among FIC, Investors Life Insurance Company of North America and Investors Life Insurance Company of California.(4)

10.07 Surplus Debenture, dated as of June 12, 1991, in the original principal amount of $97.5 million made by Family Life Insurance Company in favor of Family Life Corporation
                    (4)

10.08 Note, dated July 30, 1993, in the original principal amount amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America
                    (5)

Exhibit    Page
  No.       No.                    Description of Exhibit


10.09 Note, dated July 30, 1993, in the original principal amount of $4.5 million made by Family Life Insurance Investment
                    Company in favor of Investors Life Insurance Company of North America (5)

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

Exhibit    Page
  No.       No.                    Description of Exhibit

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

10.24 Amendment dated as of April 4, 2001 to Employment Agreement between the Registrant and Roy F. Mitte (11)

10.25               Amended and Restated Stock Option Grant Agreement (13)

10.26               Employment Agreement of James M. Grace dated January 8, 2001
                    (12)

10.27               Employment  Agreement  between  Registrant  and  Jeffrey  H.
                    Demgen dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002, as amended on August 19, 2002
                    (14)

10.28               Employment   Agreement  between  Registrant  and  Thomas  C.
                    Richmond dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002 (14)

10.29 Employment Agreement between Registrant and Hans Annarino dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002 (14)

10.30               Employment  Agreement  between  Registrant  and  Theodore A.
                    Fleron dated as of March 22, 2002 and ratified by the Board of Directors on August 17, 2002 (14)

10.31               Employment  Agreement  between  Registrant and Dr. Eugene E.
                    Payne dated as of November 4, 2002 and ratified by the Board of Directors on November 4, 2002 (15)

10.32 Financial Industries Corporation Equity Incentive Plan, dated November 4, 2002 (15)

10.33 Employment Agreement between Registrant and George M. Wise, III dated as of December 13, 2002 and ratified by the Board of Directors on December 13, 2002*

10.34               Employment  Agreement  between  Registrant  and  Theodore A.
                    Fleron dated as of December 13, 2002 and ratified by the Board of Directors on December 13, 2002, superceding Exhibit 10.30*

Exhibit    Page
  No.       No.                    Description of Exhibit

10.35               Employment   Agreement  between  Registrant  and  Thomas  C.
                    Richmond dated as of December 13, 2002 and ratified by the Board of Directors on December 13, 2002, superceding Exhibit 10.28*

21.1    Ex - 75     Subsidiaries of Registrant*

23.1    Ex - 76     Consent of Independent Accountants*

99.1    Ex - 77     Certification  dated April 17,  2003,  pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

(13) Incorporated by reference to the Exhibits filed with FIC's Annual Report on Form 10-K for the year ended December 31, 2001.

(14) Incorporated by reference to the Exhibits filed with FIC's Quarterly Report on Form 10-Q filed on August 26, 2002, for the six-month period ended June 30, 2002.

(15) Incorporated by reference to the Exhibits filed with FIC's Quarterly Report on Form 10-Q filed on November 14, 2002, for the nine-month period ended September 30, 2002.

                                  EXHIBIT 21.1

                           SUBSIDIARIES OF REGISTRANT


Actuarial Risk Consultants, Inc.

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

FIC Computer Services, Inc.

ILCO Acquisition Company

InterContinental Life Corporation

Investors Life Insurance Company of North America

ILG Sales Corporation

ILG Securities Corporation

InterContinental Growth Plans, Inc.

InterContinental Life Agency, Inc.

                                  EXHIBIT 23. 1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-63046) of Financial Industries Corporation of our report dated April 16, 2003 appearing on page F-2 of this Form 10-K.







PricewaterhouseCoopers LLP
Dallas, Texas
April 16, 2003

                                  EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Financial Industries Corporation ("FIC") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we Eugene E. Payne, Chief Executive Officer, and George M. Wise, III, Chief Financial Officer, certify pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge and belief:


1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of FIC.






  /s/ Eugene E. Payne                              /s/ George M. Wise, III
______________________________                  ______________________________
Eugene E. Payne                                 George M. Wise, III
Chief Executive Officer                         Chief Financial Officer


Date: April 17, 2003

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                       FORM 10-K--ITEM 15 (a) (1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


(1) The following consolidated financial statements of Financial Industries Corporation and Subsidiaries are included in Item 8:

     Report of Independent Accountants.......................................F-2

     Consolidated Balance Sheets,
      December 31, 2002 and 2001, as restated................................F-3

     Consolidated Statements of Income for the
      years ended December 31, 2002, 2001 and 2000, as restated..............F-5

     Consolidated Statements of Changes in
      Shareholders' Equity for the years ended
      December 31, 2002, 2001 and 2000, as restated.................... .....F-7

     Consolidated Statements of Cash Flows for
      the years ended December 2002, 2001 and 2000, as restated.............F-10

     Notes to Consolidated Financial Statements, as restated................F-13

(2) The following consolidated financial statement schedules of Financial Industries Corporation and Subsidiaries are included:

     Schedule I - Summary of Investments - Other
      Than Investments in Related Parties...................................F-54

     Schedule II - Condensed Financial Information of Registrant,
      as restated...........................................................F-55

     Schedule III - Supplementary Insurance Information, as restated........F-58

     Schedule IV - Reinsurance, as restated.................................F-59

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors and Shareholders of
Financial Industries Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respect, the financial position of Financial Industries Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) (2) on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its financial statements for the years ended December 31, 2001 and 2000.

As discussed in Note 1, during 2002 the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations."



PricewaterhouseCoopers LLP
Dallas, Texas
April 17, 2003

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                                    2002            2001
                                                                                  RESTATED
ASSETS                                                                (in thousands)

Investments other than investments in affiliate:

Fixed maturities held to maturity, at amortized cost (market value approximates $1,069 and $1,028 at December 31, 2002
and 2001)                                                        $    1,090     $    1,029

Fixed maturities available for sale, at market value (amortized cost of $479,433 and $496,704 at December 31, 2002 and
2001)                                                               493,827        501,395

Equity securities, at market value (cost approximates $6,381
and $8,856 December 31, 2002 and December 31, 2001)                   6,351          8,279

Policy loans                                                         46,607         49,794

Mortgage loans                                                           17          4,715

Invested real estate                                                 75,393         64,051

Short-term investments                                              137,944        138,291

     Total investments                                              761,229        767,554

Cash and cash equivalents                                            24,975          7,094

Accrued investment income                                             8,308          8,483

Agency advances and other receivables                                19,728         17,309

Reinsurance receivables                                              12,330         14,709

Due and deferred premiums                                            11,981         13,411

Real estate held for use                                             19,702         20,054

Property and equipment, net                                           1,367            785

Deferred policy acquisition costs                                    77,210         77,137

Present value of future profits of acquired businesses               23,796         30,530

Other assets                                                         15,739         15,198

Separate account assets                                             334,637        391,593

     Total Assets                                                $1,311,002     $1,363,857


              The accompanying notes are an integral part of these
                        consolidated financial statements

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued

                                                                       December 31,
                                                                    2002          2001
                                                                                RESTATED
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (in thousands)

Liabilities:

Policy liabilities and contract holder deposit funds:

Contractholder deposit funds                                     $  557,466     $  556,117

Future policy benefits                                              172,008        180,953

Other policy claims and benefits payable                             17,035         13,985
                                                                    746,509        751,055

Deferred federal income taxes                                        25,814         27,197

Excess of net assets acquired over cost                                   0         10,429

Other liabilities                                                    29,400         17,146

Separate account liabilities                                        334,637        391,593

Total Liabilities                                                 1,136,360      1,197,420

Commitments and Contingencies (Notes 11 and 13)

Shareholders' equity:

Common stock, $.20 par value, 25,000,000 shares authorized
in 2002 and 2001, 11,856,196 and 11,736,546 shares issued in
2002 and 2001, 9,600,827 and 9,498,847 outstanding in 2002
and 2001                                                              2,372          2,348

Additional paid-in capital                                           66,541         65,558

Accumulated other comprehensive income                                4,949            327

Deferred compensation                                                     0           (292)

Retained earnings                                                   123,046        120,393
Total shareholders' equity before treasury stock                    196,908        188,334

Common treasury stock, at cost, 2,255,369 and 2,237,699
 shares at 2002 and 2001                                            (22,266)       (21,897)

Total Shareholders' Equity                                          174,642        166,437

Total Liabilities and Shareholders' Equity                       $1,311,002     $1,363,857

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         Years Ended December 31,
                                                                    2002            2001            2000
                                                                                  RESTATED        RESTATED
Revenues:                                                                      (in thousands)

Premiums, net                                                   $   35,672      $   35,887      $   33,149

Earned insurance charges                                            41,981          27,710           4,323

Net investment income                                               40,296          30,719           6,933

Real estate income, net                                              2,593           1,937               0

Net realized (loss) gain on investments                             (2,845)             65               7

Other                                                                1,018           1,842               6
                                                                   118,715          98,160          44,418
Benefits and expenses:

Policyholder benefits and expenses                                  48,165          30,149          13,453

Interest expense on contractholder deposit funds                    29,711          19,936           2,211

Amortization of present value of future profits
 of acquired businesses                                              4,593           4,644           3,569

Amortization of deferred policy acquisition costs                   10,427           6,767           5,340

Operating expenses                                                  34,177          22,868          11,159

Interest expense                                                         0             927           1,899
                                                                   127,073          85,291          37,631
(Loss) income before federal income tax, equity in net
  earnings of affiliates and cumulative effect of change
  in accounting principle                                           (8,358)         12,869           6,787

Provision (benefit) for federal income taxes:
  Current                                                              270           3,937           1,521
  Deferred                                                          (3,541)            140            (130)

(Loss) income before equity in net earnings of affiliates
 and cumulative effect of change in accounting principle            (5,087)          8,792           5,396

Equity in net earnings of affiliate, net of tax                          0             985           2,040

Net (loss) income before cumulative effect of change in
 accounting principle                                               (5,087)          9,777           7,436

Cumulative effect of change in accounting principle                 10,429               0               0

Net Income                                                      $    5,342      $    9,777      $    7,436


              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME, Continued
                      (in thousands except per share data)

                                                           Years Ended December 31,
                                                   2002            2001            2000
                                                                 RESTATED        RESTATED
Net Income Per Share (Note 14)

Basic:

Average weighted shares outstanding                9,555           7,824           5,055

Basic earnings per share:

Net (loss) income before cumulative effect
 of change in accounting principle              $  (0.53)       $   1.25        $   1.47

Cumulative effect of change in accounting
principle                                           1.09               0               0

Net income                                      $   0.56        $   1.25        $   1.47

Diluted:

Common stock and common stock equivalents          9,555           7,898           5,163

Diluted earnings per share:

Net (loss) income before cumulative effect
 of change in accounting principle              $  (0.53)       $   1.24        $   1.44

Cumulative effect of change in accounting
principle                                           1.09               0               0

Net income                                      $   0.56        $   1.24        $   1.44




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                            Common Stock            Additional
                                                                                    Paid-in
                                                        Shares        Amount        Capital
Balance at December 31, 1999:
  As previously reported                                 5,845    $    1,169    $    7,225
  Prior period adjustment (Note 2)
  As restated                                            5,845         1,169         7,225
Comprehensive Income (Loss):
  Net Income, as restated
  Other Comprehensive Income (Loss):
  Change in net unrealized loss on
    investments in fixed maturities
    available for sale, net of tax
  Change in net unrealized appreciation
    of equity securities, net of tax, as
    restated
Total Comprehensive Income (Loss), as restated
Cash Dividends to Shareholders ($0.18 per share)

Balance at December 31, 2000, as restated                5,845         1,169         7,225
Comprehensive Income (Loss):
  Net Income, as restated
  Other Comprehensive Income (Loss):
  Change in net unrealized gain on investments
   in fixed maturities available for sale,
   net of tax
  Change in net unrealized appreciation of equity
   securities, net of tax, as restated
Minimum pension liability, net of tax, as restated
Total Comprehensive Income (Loss), as restated
Stock options exercised                                     47            10           374
Treasury stock purchased
Issuance of shares in exchange for acquired company      5,844         1,169        57,959
Stock based compensation
Cash Dividends to Shareholders ($0.87 per share)

Balance at December 31, 2001, as restated               11,736         2,348        65,558
Comprehensive Income (Loss):
    Net Income
Other Comprehensive Income (Loss):
    Change in net unrealized gain on investments in
     fixed maturities available for sale, net of tax
    Change in net unrealized depreciation of equity
     securities, net of tax
Minimum pension liability, net of tax
Total Comprehensive Income (Loss)
Stock options exercised                                    120            24           983
Treasury stock purchased
Stock based compensation
Cash Dividends to Shareholders ($0.28 per share)

Balance at December 31, 2002                            11,856    $    2,372    $   66,541

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued
                                 (in thousands)

                                                                          Net Unrealized
                                                                          Gain (Loss) on
                                                        Net Unrealized    Investments in                Total
                                                        Appreciation      Fixed                         Accumulated
                                                        (Depreciation)    Maturities                    Other
                                                        of Equity         Available for                 Comprehensive
                                                        Securities        Sale             Other        Income (Loss)
Balance at December 31, 1999:
 As previously reported                                 $      0          $ (2,454)     $      0        $   (2,454)
 Prior period adjustment (Note 2)                          1,417                                             1,417
 As restated                                               1,417            (2,454)            0            (1,037)
Comprehensive Income (Loss):
 Net Income, as restated
 Other Comprehensive Income (Loss):
 Change in net unrealized loss on investments in
  fixed maturities available for sale, net of tax                            3,591                           3,591
 Change in net unrealized appreciation of equity
  securities, net of tax, as restated                       (606)                                             (606)
Total Comprehensive Income (Loss), as restated              (606)            3,591             0             2,985
Cash dividends to Shareholders ($0.18  per share)

Balance at December 31, 2000, as restated                    811             1,137             0             1,948
Comprehensive Income (Loss):
 Net Income, as restated
 Other Comprehensive Income (Loss):
 Change in net unrealized gain on investments in
  fixed maturities available for sale, net of tax                              798                             798
 Change in net unrealized appreciation of equity
  securities, net of tax, as restated                     (1,184)                                           (1,184)
Minimum pension liability, net of tax, as restated                                        (1,235)           (1,235)
Total Comprehensive Income (Loss), as restated            (1,184)              798        (1,235)           (1,621)
Stock options exercised
Treasury stock purchased
Issuance of shares in exchange for acquired
  company
Stock based compensation
Cash dividends to Shareholders ($0.87 per share)

Balance at December 31, 2001, as restated                   (373)            1,935        (1,235)              327
Comprehensive Income (Loss):
 Net Income
Other Comprehensive Income (Loss):
 Change in net unrealized gain on investments in
  fixed maturities available for sale, net of tax                            4,666                           4,666
 Change in net unrealized depreciation of equity
  securities, net of tax                                     353                                               353
Minimum pension liability, net of tax                                                       (397)             (397)
Total Comprehensive Income (Loss)                            353             4,666          (397)            4,622
Stock options exercised
Treasury stock purchased
Stock based compensation
Cash Dividends to Shareholders ($0.28 per share)

Balance at December 31, 2002                            $    (20)       $    6,601      $ (1,632)       $    4,949

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued
                                 (in thousands)

                                                                                                                Total
                                                        Deferred          Retained          Treasury            Shareholders'
                                                        Compensation      Earnings          Stock               Equity
Balance at December 31, 1999:
  As previously reported                                $       0         $  117,552        $   (7,375)         $  116,117
  Prior period adjustment (Note 2)                                            (7,489)                               (6,072)
  As restated                                                   0            110,063            (7,375)            110,045
Comprehensive Income (Loss):
  Net Income, as restated                                                      7,436                                 7,436
  Other Comprehensive Income (Loss):
  Change in net unrealized loss on investments in fixed
   maturities available for sale, net of tax                                                                         3,591
  Change in net unrealized appreciation
   of equity securities, net of tax, as restated                                                                      (606)
Total Comprehensive Income (Loss), as restated                  0              7,436                 0              10,421
Cash Dividends to Shareholders ($0.18 per share)                                (905)                                 (905)

Balance at December 31, 2000, as restated                       0            116,594            (7,375)            119,561
Comprehensive Income (Loss):
  Net Income, as restated                                                      9,777                                 9,777
  Other Comprehensive Income (Loss):
  Change in net unrealized gain on investments in fixed
   maturities available for sale, net of tax                                                                           798
  Change in net unrealized appreciation of equity
   securities, net of tax, as restated                                                                              (1,184)
  Mininum pension liability, net of tax, as restated                                                                (1,235)
Total Comprehensive Income (Loss), as restated                  0              9,777                 0               8,156
Stock options exercised                                                                                                384
Treasury Stock purchased                                                                        (2,248)             (2,248)
Issuance of shares in exchange for acquired company                                            (12,274)             46,854
Stock based compensation                                     (292)                                                    (292)
Cash Dividends to Shareholders ($0.87 per share)                              (5,978)                               (5,978)

Balance at December 31, 2001, as restated                    (292)           120,393           (21,897)            166,437
Comprehensive Income (Loss):
  Net Income                                                                   5,342                                 5,342
  Other Comprehensive Income (Loss):
  Change in net unrealized gain on investments in fixed
   maturities available for sale, net of tax                                                                         4,666
  Change in net unrealized depreciation of equity
   securities, net of tax                                                                                              353
  Mininum pension liability, net of tax                                                                               (397)
Total Comprehensive Income (Loss)                               0              5,342                 0               9,964
Stock options exercised                                                                                              1,007
Treasury stock purchased                                                                          (369)               (369)
Stock based compensation                                      292                                                      292
Cash Dividends to Shareholders ($0.28 per share)                              (2,689)                               (2,689)

Balance at December 31, 2002                            $       0         $  123,046        $  (22,266)         $  174,642

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended December 31,
                                                    2002            2001            2000
CASH FLOWS FROM OPERATING                                         RESTATED        RESTATED
ACTIVITIES                                                     (in thousands)

Net Income                                      $    5,342      $    9,777      $    7,436

Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:

Amortization of present value of future
   profits of acquired business                      4,593           4,644           3,569

Amortization of deferred policy
   acquisition costs                                10,427           6,767           5,340

Amortization of negative goodwill                        0            (671)              0

Realized loss (gain) on investments                  2,845             (65)             (7)

Depreciation                                         3,089             878               0

Cumulative effect of change in accounting
  principle                                        (10,429)              0               0

Equity in undistributed earnings of affiliate            0          (  985)         (2,040)

Changes in assets and liabilities:

Decrease in accrued investment income                  175           1,047               8

(Increase) decrease in agency advances and
   other receivables                                (2,419)         28,545            (564)

Decrease (increase) in reinsurance
receivables                                          2,379               0          (2,618)

Decrease (increase) in due and deferred
premiums                                             1,430            (874)           (145)

Increase in deferred policy acquisition costs      (10,728)        (11,825)         (9,000)

(Increase) decrease in other assets                   (541)            308             772

(Increase) decrease in policy liabilities
and accruals                                         4,171         (18,672)            211

Increase (decrease) in other liabilities             2,070          (6,107)           (848)

Decrease in deferred federal income taxes           (4,084)         (6,413)         (1,256)

Other, net                                             761          (3,621)           (575)

Net cash provided by (used in) operating
activities                                      $    7,559      $   (2,733)     $      283

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                              Year Ended December 31,
                                                    2002              2001           2000
                                                                    RESTATED       RESTATED
CASH FLOWS FROM INVESTING ACTIVITIES                             (in thousands)

Fixed maturities purchased                        (214,747)        (116,978)       (11,724)

Real estate capital expenditures                   (13,515)         (18,994)             0

Proceeds from sales and maturities of
  fixed maturities                                 242,656          116,181         11,664

Proceeds from payments received on
  mortgage loans                                     3,743               91              0

Net decrease in short-term investments                 347           23,976          9,215

Net decrease (increase) in policy loans              3,187            1,946           (104)

Cash acquired in purchase of insurance holding
  company                                                0            9,085              0

Purchase and retirement of property
  and equipment                                     (1,064)             138             37

Net cash provided by investing activities           20,607           15,445          9,088

CASH FLOW FROM FINANCING
 ACTIVITIES

Repayment of subordinated notes payable                  0           (1,537)        (6,148)

Cash dividends to shareholders                      (2,206)          (5,978)          (905)

Issuance of capital stock                            1,007              384              0

Contractholder fund deposits                        55,368           23,285          4,978

Contractholder fund withdrawals                    (64,085)         (27,723)        (5,255)

Purchase of treasury stock                            (369)          (2,248)             0

Net cash used in financing activities              (10,285)         (13,817)        (7,330)

Net increase in cash                                17,881            4,361          2,041

Cash and cash equivalents, beginning of year         7,094            2,733            692

Cash and cash equivalents, end of year          $   24,975       $    7,094     $    2,733

Supplemental Cash Flow Disclosures:

Income taxes paid                               $    3,335       $    7,104     $    1,200

Interest paid                                   $        0       $      725     $    2,073

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued



Supplemental Schedule of Non-Cash Investing Activities:

The Company purchased the outstanding capital stock of a life insurance holding company in the second quarter of 2001 for purchase price of approximately $49.1 million. The consolidated statements of cash flows reflect the impact of this acquisition. This purchase resulted in the Company receiving assets and assuming liabilities as follows (in thousands):

                                            2001
                                          RESTATED

                Assets                  $   709,497
                Liabilities             $   707,444


















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

Principles of Consolidation

The consolidated financial statements include the accounts of FIC and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The more significant subsidiaries are: Family Life Corporation ("FLC"), Family Life Insurance Company ("Family Life"), FIC Realty Services, Inc. ("FIC Realty") and FIC Property Management, Inc. ("FIC-Property"). Effective on May 18, 2001, the consolidated financial statements also include the accounts of InterContinental Life Corporation ("ILCO"), Investors Life Insurance Company of North America ("Investors Life"), Investors Life Insurance Company of Indiana ("Investors-IN") and ILG Sales Corp, all which were accounted for under the equity method of accounting prior to the acquisition of the remaining outstanding shares. On February 18, 2002, Investors-IN was merged into Investors Life with Investors Life as the surviving entity.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which differ from statutory accounting principles required by regulatory authorities for the Company's insurance subsidiaries. The following accounting policies describe the accounting principles used in the preparation of the consolidated financial statements.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

While collateralized mortgage obligations ("CMOs") are carried at market value, premiums and discounts on CMOs are amortized over stated maturity of the CMOs, with consideration given to estimates of prepayments in the amortization of those premiums and discounts.

Equity securities are classified as available for sale and are carried at market value. Equity securities include investments in the Company's own separate accounts, which are carried at estimated fair value. Unrealized gains and losses on equity securities, net of deferred income taxes, if applicable, are reflected directly in shareholders' equity as a component of accumulated other comprehensive income.

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

Realized gains and losses on disposal of investments are included in net income. The cost of investments sold is determined on the specific identification basis, except for stocks, for which the first-in, first-out method is employed. Costs of debt securities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. When impairment of the value of an investment is considered other than temporary, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established. In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to, the following:

     (1) whether the decline is substantial; (2) the duration; (3) the reasons for the decline in value (credit event, interest related or market fluctuations); (4) the Company's ability and intent to hold the investments for a period of time to allow for a recovery of value; and (5) the financial condition of and near term prospects of the issuer.

Invested Real Estate

Invested real estate is stated at cost less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over estimated useful lives of 5 to 40 years. Real estate income is reported net of expenses incurred to operate the properties and depreciation expenses.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The Company's management reviews the performance of real estate investments on an on-going basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management indentifies properties it intends to sell and properties it intends to hold for use. Currently management intends to hold for use all invested real estate. For each asset held for use, the Company applies a probability-weighted estimation approach to recovery of the carrying amount of the asset to determine if the sum of expected future cash flows (undiscounted and without interest charges) of the asset exceeds it carrying amount. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over the Company's estimate of fair value of the asset is charged to current earnings. The Company's estimate of fair value of the asset then becomes the new cost basis of the asset and this new cost basis is then depreciated over the asset's remaining life. Based on the application of the above policy, the Company has determined that no impairment is considered to exist with respect to its invested real estate as of December 31, 2002 and 2001.

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

Deferred Policy Acquisition Costs

The cost of acquiring new business, principally first year commissions and certain expenses of the policy issuance and underwriting departments, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs related to traditional life insurance products are deferred and amortized to expense using actuarial methods that include the same assumptions used to estimate future policy benefits. Acquisition costs related to interest sensitive products are deferred and amortized in proportion to the ratio of estimated annual gross profits to total estimated gross profits over the expected lives of the contracts. Recoverability of deferred acquisition costs is evaluated periodically.

Present Value of Future Profits on Acquired Businesses

The present value of future profits of acquired traditional life business is amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to total anticipated premium revenue applicable to such policies. Interest on the unamortized balance is accreted at rates from 7.0% to 11.0%.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


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

Real Estate Held for Use

Real estate held for use represents real estate occupied by the Company and is carried at cost less accumulated depreciation. Depreciation is provided using straight-line over estimated useful lives of 40 years. Accumulated depreciation on real estate occupied by Company is $1,073,738 and $639,736 as of December 31, 2002 and 2001, respectively.

Separate Accounts

Separate account assets and liabilities, carried at market value, represent policyholder funds maintained in accounts having specific investment objectives. The net investment income, gains and losses of these accounts, less applicable contract charges, generally accrue directly to the policyholders and are not included in the Company's statement of income, with the exception of the gains and losses in the Company's seed money in the separate accounts, which are included in other income in the income statement.

Solvency Laws Assessments

The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength, and in certain instances, may be offset against future premium taxes. The Company's insurance subsidiaries expense for guaranty fund assessment from states which do not allow premium tax offsets was not material.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Contract holder deposit funds represent liabilities for universal life and annuity products. These liabilities consist of deposits received from customers and are accumulated at actual credited interest rates on their fund balances less charges for expenses and mortality.

Excess of Net Assets Acquired Over Cost

The excess of net assets acquired over cost, or negative goodwill, is presented net of accumulated amortization. Prior to January 1, 2002, the excess of net assets acquired over cost was amortized generally in accordance with expected revenues of the related policies. During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 eliminates the practice of amortizing and deferring excess of fair value of net assets acquired over cost and requires unallocated negative goodwill to be recognized immediately. In accordance with the standard, FIC ceased negative goodwill amortization on January 1, 2002 and recognized the unamortized balance of $10.4 million of negative goodwill acquired in the acquisition of ILCO as a cumulative effect of a change in accounting principle.

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

Federal Income Taxes

The Company computes deferred income taxes utilizing the asset and liability method. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax bases of assets and liabilities using the tax rates which are expected to be in effect when these differences are anticipated to reverse.

Revenue Recognition

Premiums on traditional life and health products are recognized as revenue when due. Benefits and expenses are associated with earned premiums, so as to result in recognition of net profits over the lives of the contracts.

Proceeds from investment-related products and universal life products are recorded as liabilities when received. Revenues for investment-related and universal life products consist of net investment income, mortality charges, administration charges and surrender charges.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Stock Option Plans and Other Equity Incentive Plans

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations in accounting for its stock option plans, which are described more fully in Note 10. No compensation cost has been recognized by the Company in the accompanying income statement for its stock option plans, with the exception of the amortization of deferred compensation costs related to the acquisition of ILCO. During 2002, the remaining deferred compensation costs were amortized as the related stock options became fully vested in accordance with their original contractual terms.

The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." SFAS No. 123 allows companies to follow existing accounting rules (APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the company recognized expense for stock-based awards based on their fair value at date of grant. The fair value disclosure assumes that fair value of option grants were calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                2002                 2001
        Expected dividend yield                 1.0%                 3.0 %
        Expected volatility                     37%                 45 - 52%
        Risk-free interest rate                 2.23 - 2.72%        3.11 - 4.72%
        Expected holding period - years         1                   2 - 4

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma income information is as follows (in thousands except for net income per share) for the year ended December 31:
                                               2002                2001
                                                                 RESTATED

Net income as reported                       $   5,342          $   9,777
Pro forma compensation expense,
  net of tax benefits                              560                 74
Pro forma net income                         $   4,782          $   9,703
Net income per share:
 Basic as reported                           $    0.56          $    1.25
 Diluted as reported                         $    0.56          $    1.24
 Basic - Pro Forma                           $    0.50          $    1.24
 Diluted - Pro Forma                         $    0.50          $    1.23


No FIC options were granted during the year ended December 31, 2000.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


When stock appreciation rights are granted, the Company recognizes compensation expense equal to the amount by which the quoted market price of the Company's common stock exceeds the exercise price at the measurement date. Compensation expense is accrued as a charge to expense over the period or periods the employee performs the related services. Compensation accrued during the service period is adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the quoted market value of the shares of the enterprise's stock covered by the grant, but shall not be adjusted below zero. The offsetting adjustment is made to compensation expense of the period in which changes in the market value occur.

Net Income Per Share

Net income per share is calculated based on two methods: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would result in an increase in earnings per share amounts or a decrease in loss per share amounts (antidilution). Both methods are presented on the face of the accompanying consolidated statements of income.

New Accounting Pronouncements

During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, the adoption of which did not materially affect FIC's results of operations, liquidity or financial position.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections," as of April 2002. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No.145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, and is not expected to affect FIC's results of operations, liquidity or financial position.

The American Institute of Certified Public Accountants ("AICPA") also recently issued Statement of Position No. 01-06 ("SOP 01-06") "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The guidance in SOP 01-06 relating to financing and lending activities is explicitly applicable to insurance companies. SOP 01-06 reconciles and conforms the accounting and financial reporting guidance presently contained in other accounting guidance. SOP 01-06 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's accounting practices for its lending activities are already consistent with the guidance contained in SOP 01-06. The adoption of SOP 01-06 did not have a significant effect on the Company's financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, the adoption of which is not expected to materially affect FIC's results of operations, liquidity or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The statement amends SFAS No.123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. FIC continues to account for its stock option plans under APB 25 and related interpretations as allowed by this statement. FIC has adopted the disclosure provisions of SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for years ending after December 15, 2002. FIN 45 did not have a material effect on the Company.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is not expected to have a material effect on the Company.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Reclassification

Certain prior years' amounts have been reclassified to conform with the 2002 presentation.

2.  Restatement

In the fourth quarter of 2002, the Company identified uncollectible receivables for which adequate allowance had not been made and policyholder benefits and expenses that were understated due to an interface error between the policy administration system and the general ledger. The Company extended its investigation to determine the years affected and expanded the scope of its review to include other areas, including certain adjustments that were deemed not material in prior years. As a result of this review, the financial statements for 2001 and 2000 were restated for the following items. Previously reported unaudited quarterly financial data was also restated as discussed in
Note 16.

     1. Family Life did not properly apply the accounting requirements of SFAS No. 87, "Employers' Accounting for Pensions," in accounting for its defined benefit pension plan. The Company had accounted for its pension expense on a cash basis. As a result, the Company had not properly recognized pension expense or benefit and had not recorded a prepaid pension asset in years prior to January 1, 2000.

     2. Agency advances and other receivables had not been analyzed for collectibility and contained balances pertaining to agents that should have been written off.

     3. Depreciation on certain property and equipment had not been recorded since purchase.

     4. Certain lease incentives had been recognized in income as received in 1997 instead of being deferred and recognized over the lease period. Further, certain other lease termination benefits had been deferred instead of being recognized in income in the period the lease was terminated.

     5. Deferred acquisition cost amortization for traditional life policies issued prior to January 1, 2002 had been calculated using amortization factors which did not properly take into account the pattern of commission expense recognized on these policies, which understated amortization of these costs in early years of the policies and overstated amortization of these costs in later years of the policies. Also, deferred acquisition cost amortization for universal life policies issued prior to January 1, 2002 was based on undiscounted estimates of future gross profits, which overstated amortization of these costs.

     6. Present value of future profits amortization had not reflected certain adjustments that reduced the present value of future profits asset.

     7. Certain death benefit and annuity benefit expenses incurred during the years ended 1999, 2000, 2001 and 2002 were not recorded due to an interface error between the Company's policy administration system and its general ledger.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


     8. ILCO's financial statements also required adjustment. ILCO had been accounted for as an investment of the Company under the equity method of accounting prior to May 18, 2001 and consolidated after that date. ILCO's financial statements required adjustment for the following items:

          a. ILCO had not recorded dividend and capital gain distributions prior to 1998 on its investment in one of its variable annuity separate accounts (which understated ILCO January 1, 2000 retained earnings) and had not recorded unrealized gains or losses to adjust the carrying value of its investment in the separate account to market value (which understated ILCO January 1, 2000 accumulated other comprehensive income).

          b. Agency advances and other receivables and other assets had not been analyzed for recoverability and contained balances that should have been written off.

          c. Certain adjustments to reinsurance recoverables that related to periods prior to January 1, 2000 were recorded during 2000.

          d. ILCO did not properly apply the accounting requirements of SFAS No. 87, "Employers' Accounting for Pensions," in accounting for its defined benefit pension plan. ILCO had accounted for its pension expense on a cash basis. As a result, the Company had not properly recognized pension expense or benefit and had not recorded a prepaid pension asset in years prior to January 1, 2000.

          e. Certain lease incentives had been recognized in income as received in 1997 instead of being deferred and recognized over the lease period. Further, certain other lease termination benefits had been deferred instead of being recognized in income in the period the lease was terminated.

          f. An unreconciled difference between suspense account balances included in the Company's general ledger and those included in its policy administration system resulted in an unsupported net asset (included in other liabilities on the consolidated balance sheet) that should have been written off.

     9. The negative goodwill recognized as a result of the Company's acquisition of the remaining common shares of ILCO on May 18, 2001 and related amortization of negative goodwill in 2001 was adjusted to reflect the impact on ILCO of the above items.

     10. Deferred federal income tax balances were adjusted for the above items.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Net income for 2001 was decreased from amounts previously reported by $2,237,000 and net income for 2000 was decreased by $1,343,000 as a result of the restatement, as follows (in thousands except per share data):

                                             2001                             2000
                                              As             2001              As             2000
                                           Previously         As            Previously         As
                                            Reported        Restated         Reported        Restated

Income before federal income
tax and equity in net earnings of
affiliates                              $   15,999      $   12,869      $    6,482      $    6,787

Income before equity in net
earnings of affiliates                      10,698           8,792           5,198           5,396

Equity in net earnings of affiliate,
net of tax                                   1,316             985           3,581           2,040

Net income                              $   12,014      $    9,777      $    8,779      $    7,436

Basic earnings per share                $     1.54      $     1.25      $     1.74      $     1.47

Diluted earnings per share              $     1.52      $     1.24      $     1.70      $     1.44


The change in net income for each year was due to the following adjustments that increased (decreased) net income for the years ended December 31, 2001 and 2000 (in thousands):


                                                    2001                2000

Premiums                                        $        1           $        0

Negative goodwill amortization                        (296)                   0

Policyholder benefits and expenses                  (2,447)                   0

Amortization of present value of
  future profits                                        71                  100

Amortization of deferred policy
  acquisition costs                                     33                  (11)

Provision for uncollectible
  receivables                                         (401)                (155)

Pension expense                                        (91)                (132)

Rent expense                                             0                  503

Provision for deferred federal
  income taxes                                       1,224                 (107)

Equity in net earnings of affiliate
  (ILCO), net of tax                                  (331)              (1,541)

Net income                                      $   (2,237)          $   (1,343)

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The decrease of $331,000 in 2001 and $1,541,000 in 2000 in the Company's equity in net earnings of affiliate, net of tax, was due to the following adjustments that increased (decreased) the Company's equity in ILCO's net income for the year ended December 31, 2001 and 2000 (in thousands):


                                                     2001               2000

Premiums and policyholder benefits
  ceded to reinsurers                           $        0           $   (  204)

Policyholder benefits and expenses                    (358)              (1,727)

Pension expense                                          0                   (9)

Rent expense                                             0                  277

Provision for deferred federal
  income taxes                                          26                  122

Equity in net earnings of affiliate,
  net of tax                                    $     (331)          $   (1,541)


     The Company accounted for its investment in ILCO under the equity method of accounting prior to its acquisition of ILCO's remaining outstanding common shares on May 18, 2001. The Company owned approximately 48% of ILCO's common shares during the period from January 1, 2001 to May 18, 2001 and during the year ended December 31, 2000. The above adjustments to equity in net earnings of affiliate, net of tax, are therefore equal to approximately 48% of the related adjustments to ILCO's net income for the period from January 1, 2001 to May 18, 2001 and during the year ended December 31, 2000, prior to related tax effects. The above adjustments decreased ILCO's net income for the period January 1, 2001 through May 18, 2001 by $484,000 and decreased ILCO's reported net income of $12.1 million for the year ended December 31, 2000 by $2.3 million (Note 5).

Total shareholders equity at January 1, 2000 was decreased by $6,072,000, from $116.1 million to $110.3 million. The decrease in total shareholders' equity was due to a decrease of $7,489,000 in retained earnings as of January 1, 2000, offset by an increase in accumulated other comprehensive income of $1,417,000 as of January 1, 2000. The effects of the restatement on the Company's retained earnings, accumulated other comprehensive income and total shareholders' equity were as follows as of January 1, 2000 (in thousands):


                                January 1, 2000
                                As Previously           January 1, 2002
                                Reported                As Restated

Retained earnings               $  117,552              $  110,063

Accumulated other
comprehensive income            $   (2,454)             $   (1,037)

Total shareholders' equity      $  116,117              $  110,045

The change in the Company's retained earnings, accumulated other comprehensive income and total shareholders' equity at January 1, 2000 was due to the following adjustments that increased (decreased) retained earnings, accumulated other comprehensive income and total shareholders' equity at January 1, 2000 (in thousands):

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


                                                                     January
                                                January 1, 2000      1, 2000
                                                Accumulated          Total
                          January 1, 2000       Other                Share-
                          Retained              Comprehensive        holders'
                          Earnings              Income               Equity

Agency advances and
other receivables         $   (2,273)           $        0          $    (2,273)

Property and
equipment, net                (1,247)                    0               (1,247)

Deferred policy
acquisition costs             (3,243)                    0               (3,243)

Present value of future
profits                           87                     0                   87

Prepaid pension asset            707                     0                  707

Deferred rent revenue           (350)                    0                 (350)

Deferred federal
income taxes                   2,212                     0                2,212

Investment in affiliate
(ILCO)                        (3,382)                1,417               (1,965)

Total                     $   (7,489)           $    1,417          $(6,072,000)

Investment in affiliate (ILCO) was deceased by $1,965,000 (of which $3,382,000 decreased retained earnings and $1,417,000 increased accumulated other comprehensive income) due to the following adjustments that increased (decreased) the Company's equity in ILCO's retained earnings, accumulated other comprehensive income and total shareholders' equity at January 1, 2000 (in thousands):

                                                                     January 1
                                                  January 1, 2000    2000
                                January 1,        Accumulated        Total
                                2000              Other              Share-
                                Retained          Comprehensive      holders'
                                Earnings          Income             Equity

Equity securities               $    1,124        $    2,180         $    3,304

Agency advances and
other receivables                   (2,105)                0             (2,105)

Reinsurance                            204                                  204
receivables                                                0

Prepaid pension asset                2,343                 0              2,343

Other assets                          (374)                0               (374)

Deferred rent revenue                 (238)                0               (238)

Other liabilities                   (3,427)                0             (3,427)

Deferred federal
income taxes                          (909)             (763)            (1,672)

Investment in affiliate         $   (3,382)       $    1,417         $   (1,965)

               FINANICAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company accounted for its investment in ILCO under the equity method of accounting prior to its acquisition of ILCO's remaining outstanding common shares on May 18, 2001. The Company owned approximately 48% of ILCO's common shares at January 1, 2000. The above adjustments to investment in affiliate are therefore equal to approximately 48% of the related adjustments to ILCO's retained earnings, accumulated other comprehensive income and total shareholders' equity at January 1, 2000, prior to related tax effects. The above adjustments decreased ILCO's reported retained earnings of $151.9 million at January 1, 2000 by $7.1 million, increased ILCO's reported accumulated other comprehensive income (loss) of ($3.7 million) at January 1, 2000 by $3.0 million and decreased ILCO's reported total shareholders' equity of $151.7 million by $4.1 million.

3.       Investments

Fixed Maturities

Investments in fixed maturities by category at December 31, 2002 and 2001, respectively, were as follows (in thousands):

                                                        Gross           Gross
                                        Amortized       Unrealized      Unrealized      Market
                                        Cost            Gains           Losses
Fixed maturities available for sale as
 of December 31, 2002:

U.S. treasury securities and
 obligations of U.S. government
 agencies and corporations              $   25,325      $    3,809      $      428      $   28,706

States, municipalities and political
 subdivisions                                6,060             331               0           6,391

Corporate securities                       248,424           5,335             445         253,314

Mortgage-backed securities                 199,624           6,743             951         205,416

Total fixed maturities available for
 sale                                      479,433          16,218           1,824         493,827

Fixed maturities held to maturity:

Corporate securities                         1,090               3              24           1,069

Total fixed maturities                  $  480,523      $   16,221      $    1,848      $  494,896

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                                        Gross           Gross
                                        Amortized       Unrealized      Unrealized      Market
                                        Cost            Gains           Losses          Value
Fixed maturities available for sale as
of December 31, 2001:

U.S. Treasury securities and
obligations of U.S. government
agencies and corporations               $   22,992      $    2,307      $       14      $   25,285

States, municipalities and political
subdivisions                                 8,072             292               0           8,364

Corporate securities                       261,812             718           4,674         257,856

Mortgage-backed securities                 203,828           6,123              61         209,890

Total fixed maturities available for
 sale                                      496,704           9,440           4,749         501,395

Fixed maturities held to maturity:

Corporate securities                         1,029               0               1           1,028

Total fixed maturities available for
 sale                                   $  497,733      $    9,440      $    4,750      $  502,423


The amortized values and market values of fixed maturities at December 31, 2002 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Fixed Maturities Available for Sale
                                                Amortized           Market
                                                Value               Value
                                                     (in thousands)

Due in one year or less                         $    9,735          $    9,657

Due after one year through five years               25,222              27,250

Due after five years through ten years              27,837              29,827

Due after ten years                                217,014             221,677

Mortgage-backed securities                         199,625             205,416

Total fixed maturities available for sale       $  479,433          $  493,827

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANICAL STATEMENT, Continued


Fixed maturities held to maturity mature after ten years.

Proceeds from sales of investments in fixed maturities during 2002, 2001 and 2000 were $72,799,651, $41,700,711 and $1,050,000, respectively. On these sales, there were gains of $1,077,281 and losses of $99,425 in 2002, gains of $217,459 and losses of $201,655 in 2001 and gains of $1,575 and losses of $0 in 2000.

The net change in unrealized investment gains (losses) represents a component of accumulated other comprehensive income for the years ended December 31, 2002, 2001 and 2000. The following is a summary of the change in unrealized investment gains (losses), net of the effect on other balance sheet accounts and related deferred income taxes, that are reflected in accumulated other comprehensive income for the periods presented. The unrealized gains and losses include the Company's portion of its percentage ownership of ILCO prior to May 18, 2001. The amount included in the total below is $5,554,000 for 2000.

Change in Unrealized Gains (Losses) on Investments

                                         2002            2001            2000
                                                       RESTATED        RESTATED
                                                    (in thousands)

Fixed maturities                     $    9,703       $    1,449     $    7,017

Equity securities                           543           (1,822)          (932)

Gross unrealized gains (losses)          10,246             (373)         6,085

Effect on other balance sheet
  accounts                               (2,526)            (221)        (1,492)

Deferred federal income taxes            (2,701)             208         (1,608)

Net change in unrealized gains
  (losses) on investments            $    5,019       $     (386)    $    2,985


The following table sets forth the reclassification adjustments required for the years ended December 31, 2002, 2001 and 2000:

                                        2002            2001            2000
                                                      RESTATED        RESTATED
                                                   (in thousands)
Reclassification Adjustments

Unrealized holding gains (losses)
 on investments arising during
 the period, net of tax              $    3,170       $     (344)    $    2,990

Reclassification adjustments for
 (gains) losses included in
  net income, net of tax                  1,849              (42)            (5)

Unrealized gains (losses) on
 investments, net of reclassification
 adjustment, net of tax              $    5,019       $     (386)    $    2,985

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company's insurance subsidiaries are required to maintain assets on deposit with state regulatory authorities. Such assets are included in fixed maturities and have an aggregate fair value of $12,024,359 and $16,363,363 at December 31, 2002 and 2001, respectively.

Net Investment Income

The components of net investment income are summarized as follows:
                                               Year ended December 31,
                                         2002             2001            2000
                                                     (in thousands)
Fixed maturities                     $   32,934       $   23,878     $    5,493

Other, including short-term
 investments and policy loans             7,464            7,268          1,483

Gross investment income                  40,398           31,146          6,976

Investment expenses                        (102)            (427)           (43)

Net investment income                $   40,296       $   30,719     $    6,933


Other than temporary impairments

The Company identified one bond at December 31, 2002, which was considered to be impaired and reduced its carrying value by $463,000. Also at December 31, 2002, the Company determined that its investment in its separate accounts was impaired and reduced its carrying value by $2.4 million. There were no impairments in the value of investments in 2001 or 2000 which were considered other than temporary.

Mortgage loans

The Company participated with a third party in two mortgage loans in New York state, Champlain Centre Mall and Salmon Run Mall, with a total balance due of $4.60 million at June 30, 2002. On June 18, 2002, the Company agreed to a proposed payoff of these loans at a discount. The borrower paid off the loans in August, 2002 with a payment of $3.64 million. The Company reduced the carrying value of the two loans by $0.96 million as of June 30, 2002 as an impairment of an invested asset. The impairment loss is included in realized losses on investments in the income statement.

Invested real estate

Investors Life purchased property known as River Place Pointe in October 1998. It consists of 47.995 acres of land in Austin, Texas. The aggregate purchase price for these tracts was $8.1 million. The site development permit allowed for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the project, which consisted of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. The second section of construction, which included three more office buildings, an associated parking garage, and related infrastructure, was completed by the end of 2002. FIC and its insurance subsidiaries occupy Building One of River

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Place Pointe, consisting of approximately 76,143 square feet of space and approximately 5,000 square feet of Building Four. Approximately 222,007 sq. ft. of the remaining 320,691 sq. ft. from Buildings Two, Three and Four is leased to third parties. The remaining buildings are not leased. At December 31, 2002 invested real estate includes approximately $73.98 million relating to the River Place Pointe property, not including $19.70 million reported as real estate occupied by Company. Real estate income as of December 31, 2002 and 2001 was $2.59 million and $1.94 million, net of real estate expenses of $4.1 million and $1.58 million, respectively.

Accumulated depreciation on invested real estate as of December 31, 2002 is $2.1 million.

Non-income producing investments

The Company has no non-income producing investments as of December 31, 2002, 2001 and 2000, other than non-leased buildings of the River Place Pointe real estate investment.

4.   Disclosure about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, 2002 are as follows:

                                       Carrying Amount               Fair Value
                                                      (in thousands)
Financial assets:

     Fixed maturities                   $  494,917                   $  494,896

     Equity securities                       6,351                        6,351

     Policy loans                           46,607                       46,607

     Mortgage loans                             17                           17

     Short-term investments                137,944                      137,944

     Separate account assets               334,637                      334,637

     Cash and cash equivalents              24,975                       24,975

Financial liabilities:

     Separate account liabilities          334,637                      334,637

     Deferred annuities                    123,527                      119,993

     Supplemental contracts                 13,936                       13,525

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Fixed Maturities

Fair values are based on quoted market prices or dealer quotes.


Policy Loans

Policy loans are, generally, issued with coupon rates below market rates and are considered early payment of the life benefit. As such, the carrying amount of these financial instruments is a reasonable estimate of their fair value.

Mortgage loans

The fair value of  mortgage  loans is  estimated  using a  discounted  cash flow
analysis   using  rates  for BBB-rated  bonds  with  similar  coupon  rates  and maturities.

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

5. Investment in InterContinental Life Corporation

Prior to the acquisition of ILCO on May 18, 2001, FIC carried its investment in ILCO on the equity method of accounting. For the period from January 1, 2001 to May 17, 2001, FIC's net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC's percentage ownership of ILCO. ILCO is primarily engaged in the sale and administration of life insurance products through its insurance subsidiary, Investors Life. Summarized financial information for ILCO for the period from January 1, 2001 to May 17, 2001 and the year ended December 31, 2000 is set forth below, (in thousands):

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                January 1 to
                                May 18, 2001      January 1 to         2000
                                As Previously     May 18, 2001      As Previously        2000
                                  Reported        As Restated         Reported       As Restated
Results of Operations:

Premium income                  $    3,834        $    3,835        $   10,873        $    9,875

Net investment income           $   19,288        $   19,288        $   50,893        $   50,893

Earned insurance charges        $   15,386        $   15,386        $   38,500        $   38,500

Benefits and expenses           $   32,296        $   33,042        $   84,669        $   87,137

Net income                      $    4,493        $    4,009        $   12,066        $    9,813

Basic earnings per share        $     0.54        $     0.48        $     1.45        $     1.18

Diluted earnings per share      $     0.54        $     0.48        $     1.45        $     1.18

The amount of net realized gains (losses) included in net earnings of ILCO is $(3,000) for the year ended December 31, 2000 and $100,000 for the period from January 1, 2001 to May 17, 2001.

On May 18, 2001, ILCO Acquisition Company ("ILCO Acquisition"), a Texas corporation and wholly-owned subsidiary of FIC, merged with and into ILCO. As a result of the merger, ILCO Acquisition subsequently ceased to exist, and ILCO continued as the surviving corporation, as a wholly-owned subsidiary of FIC.

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

The consideration for the transaction was $49.1 million, represented by the issuance of 4.7 million shares of FIC stock, at $10 per share, to ILCO shareholders and other direct costs of the merger. The $10 per share price was calculated based on the average price of FIC common stock on the two days immediately preceding and following the date of the merger agreement between FIC and ILCO. Prior to the merger, FIC owned approximately 48.1% of ILCO's common stock. The acquisition of ILCO was accounted for as a purchase; accordingly, the results of ILCO's operations are included in the consolidated results of operations from the date of the acquisition to December 31, 2001. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The allocation of the purchase price to the net assets acquired over costs resulted in excess of net assets acquired of approximately $11.3 million after reduction of certain non current, non financial assets as required by GAAP. FIC amortized $684,000 of excess of net assets acquired over cost in 2001, which amount is included in operating expenses in the consolidated statement of income. This allocation is based on an analysis, as of May 18, 2001, of the acquired book of business.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The pro forma unaudited results of operations for the twelve months ended December 31, 2001 and 2000, assuming the ILCO acquisition had been consummated as of the beginning of the respective periods, are as follows:

                                        Twelve Months Ended
                                            December 31
                                           (UNAUDITED)
                              (In thousands, except per share data)
                                   2001                    2000
                                 RESTATED                RESTATED
        Total Revenues          $ 136,225               $  143,522
        Net Income              $   9,633               $   16,371
        Net Income per share:
          Basic                 $    1.00               $     1.68
          Diluted               $    0.99               $     1.65


6.  Present Value of Future Profits of Acquired Businesses

An analysis of the present value of future profits follows:

                                                 2002               2001
                                                                  RESTATED
                                                      (in thousands)

Balance at beginning of year                 $   30,530         $   19,627

Present value of acquired business from
  consolidation of acquired company                   0             16,816

Effect of unrealized gain on investments         (2,141)            (1,269)

Accretion of interest                             2,385              2,305

Amortization during the period                   (6,978)            (6,949)

Present value of future profits at
  December 31                                $   23,796         $   30,530

     Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

                                2003        $ 4,365
                                2004        $ 3,563
                                2005        $ 3,007
                                2006        $ 2,525
                                2007        $ 2,203

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


At purchase, the present value of future profits was calculated using a discount rate of approximately 15%. Interest is accreted on the unamortized portion at approximately 7.0% to 11.0%.

7.  Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries, except for Investors Life, Investors-IN and ILG Securities, which file separate returns. In accordance with the Company's tax allocation agreement, federal income tax expense or benefit is allocated to each member of the consolidated group as if each member were filing a separate return.

The U.S. federal income tax provision (benefit) charged to continuing operations was as follows:

                                     2002             2001             2000
                                                    RESTATED         RESTATED
                                                 (in thousands)

Current                         $      270       $    3,937       $    1,521

Deferred                            (3,541)             140             (130)

Total provision for income tax  $   (3,271)      $    4,077       $    1,391

The provision for income taxes is less than the amount of income tax determined by applying the U.S. statutory income tax rate of 35% to pre-tax income from continuing operations as a result of the following differences:


                                     2002               2001           2000
                                                      RESTATED       RESTATED
                                                 (in thousands)

Income taxes at the statutory
 rate                           $   (2,925)      $    4,508       $    2,375

Increase (decrease) in taxes
 resulting from:

  Small life insurance company
    deduction                            0             (104)            (382)

  Dividends received deduction         (15)            (429)            (477)

  Tax rate differential                  0                0              (65)

  Non-deductible compensation         (346)             443               16

  Other items, net                      15             (341)             (76)

Total provision for income
  taxes                         $   (3,271)      $    4,077       $    1,391

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:
                                                    2002                  2001
                                                                        RESTATED
Deferred tax liability:                                  (in thousands)

Excess pension benefit                          $    1,778           $    1,777

Deferred policy acquisition costs                   20,957               20,286

Present value of future profits                      7,174                9,050

Deferred and uncollected premium                     6,002                6,955

Reinsurance recoverable                              3,116                3,925

Unrealized (depreciation) appreciation on
marketable securities                                4,876                1,642

Other taxable temporary differences                  2,795                3,100

   Total deferred tax liability                     46,698               46,735

Deferred tax asset:

Policy reserves                                     10,871               11,716

Net operating loss carry forward                     4,083                3,263

Alternative minimum tax credit                         346                  347

Uncollected agent balances                           1,306                1,076

Other receivables                                    2,308                2,308

Charitable contribution carryforward                   424                    0

Accrued liabilities                                  1,546                  828

   Total deferred tax assets, net                   20,884               19,538

   Net deferred tax liability                   $   25,814           $   27,197


An additional deferred federal income tax charge of $3,234,000 and $159,000 for 2002 and 2001, respectively, has been provided on the unrealized appreciation
(depreciation) of marketable securities and is included in the balance of the deferred tax liability. This increase or decrease in deferred tax liability has been recorded as a reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense, included in net income from operations.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


As a result of the acquisition of ILCO, the bases of ILCO's assets and liabilities were adjusted as described more fully in Note 5 of these financial statements. The adjustments to asset bases for financial reporting purposes results in adjustments that reduce the taxable temporary differences between financial reporting and tax purposes. As such, the Company's deferred tax liability was reduced by approximately $13.8 million. This adjustment was also reflected in the recorded financial reporting bases in assets acquired.

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of Investors Life was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as "policyholders' surplus accounts." Subject to certain limitations,"policyholders' surplus" is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in this account for Investors Life at December 31, 2002 was $12,582,000. Federal income tax of $4,404,000 would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders' surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 2002, Investors Life has approximately $173,000,000, in the aggregate in its shareholders' surplus account from which distributions could be made without incurring any federal tax liability.

At December 31, 2002, the Company and its non-life wholly-owned subsidiaries have net operating loss carry forwards of approximately $11.7 million, which will begin to expire in 2008.

Family Life is eligible for a special deduction allowed to small life insurance companies equal to 60 percent of tentative life insurance company taxable income, subject to certain limitations, for years 1999 through 2001. Under current law, FIC's insurance subsidiaries are no longer eligible for this special deduction subsequent to 2001.

8.  Reinsurance

Family Life and Investors Life reinsure portions of certain policies they write, thereby providing greater diversification of risk and minimizing exposure on larger policies. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of benefit payments. The Company's retention on any one individual ranges from $0 to $250,000 depending on the risk.

Policy liabilities and contract holder deposit funds are reported in the consolidated financial statements before considering the effect of reinsurance ceded. The insurance subsidiaries remain liable to the extent the reinsurance companies are unable to meet their obligation under the reinsurance agreements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The components of reinsurance receivables as presented in the consolidated financial statements are as follows:

                                        December 31,
                                   2002             2001
                                      (in thousands)

Future policy benefits          $    6,366      $    8,263

Unearned premiums                      658             937

Other policy claims and
 benefits payable                    5,306           5,509
                                $   12,330      $   14,709

The amounts in the consolidated statements of income have been reduced by reinsurance ceded as follows:

                                           For the years ended
                                    2002           2001              2000
                                              (in thousands)

Premiums                        $    3,232      $    2,414      $      839

Policyholder benefits and
 expenses                       $    3,754      $    3,389      $    1,515

Estimated amounts recoverable from reinsurers on paid claims are $1,987,883 and $2,486,455 in 2002 and 2001, respectively. These amounts are included in reinsurance receivables in the consolidated financial statements at December 31, 2002 and 2001.

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

Effective July 25, 1993, Washington amended its insurance code to retain the "greater of" standard but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that dividends may be paid only from earned surplus. As of December 31, 2001, Family Life and Investors Life have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, are presently permitted to pay cash dividends. In December 2002, Investors Life paid a cash dividend to ILCO of $8,556,104.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Capital and surplus of Family Life as reported to insurance regulators and as determined in accordance with statutory accounting practices prescribed or permitted by the state of Washington aggregates approximately $24,673,837 and $23,520,637 at December 31, 2002 and 2001, respectively. Statutory net income aggregated approximately $131,314, $4,419,303 and $5,024,926 for the years ended December 31, 2002, 2001 and 2000, respectively.

Capital and surplus of Investors Life as reported to insurance regulators and as determined in accordance with statutory accounting practices prescribed or permitted by the state of Washington aggregates approximately $55,819,415 and $63,837,560 at December 31, 2002 and 2001, respectively. Statutory net income aggregated approximately $2,996,204, $8,325,275 and $11,082,693 for the years ended December 31, 2002, 2001 and 2000, respectively.

The effect on the statutory capital and surplus and statutory net income amounts of the restatement adjustments described in Note 2 will be reflected, to the extent applicable, in Family Life's and Investor Life's next statutory filings.

The  Company  employed  no  permitted   statutory   accounting   practices  that
individually or in the aggregate materially affected statutory surplus or risk-based capital of its insurance subsidiaries at December 31, 2002 or 2001.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. The Company implemented the changes from Codification in the first quarter of 2001 for all its insurance subsidiaries. The primary change as a result of Codification for each insurance subsidiary related to the recognition of deferred taxes. The effect of the accounting change was $3,005,586, $870,069 and $3,088,332 at January 1, 2001 for Investors Life, Investors-IN and Family Life, respectively, as a result of Codification and resulted in a corresponding increase in statutory surplus for each insurance subsidiary.

10. Retirement Plans and Employee Stock Plans

Retirement Plans

A. Family Life

Family Life has a non-contributory defined benefit pension plan ("Family Life Pension Plan"), which covers employees who have completed one year or more of service. Under the Family Life Pension Plan, benefits are payable upon retirement based on earnings and years of credited service.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



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

     c. Effective April 1, 1997, the Family Life Pension Plan was amended to provide that the accrual rate for future service is 1.57% of Final Average Earnings multiplied by Credited Service after March 31, 1997, less 0.65% of Final Average Earnings up to Covered Compensation. With respect to service prior to April 1, 1997, the accrual rate desribed in paragraph (b), above, is applicable, with Average Final Earnings taking into account a participant's earnings subsequent to April 1, 1997.

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 40 years.

The pension costs for the Family Life Pension Plan includes the following components:

                                     2002            2001           2000
                                                 (in thousands)
Service cost for benefits
 earned during the year         $       66      $       66      $       61

Interest cost on projected
 benefit obligation                    541             490             472

Expected return on plan assets        (321)           (414)           (401)

Pension expense                 $      286      $      142      $      132

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The following summarizes the funded status of the Family Life Pension Plan at December 31:

                                                    2002                 2001
                                                         (in thousands)

Change in benefit obligation:

  Benefit obligation at beginning of year       $    7,222           $    6,841

   Service cost                                         66                   66

   Interest cost                                       541                  490

   Benefits paid                                      (451)                (175)

   Loss due to change in assumptions                 1,077                    0

  Benefit obligation at end of year             $    8,455           $    7,222

Change in plan assets:

Fair value of plan assets at beginning of year  $    6,570           $    6,394

 Actual return on plan assets                          365                  344

 Employer contributions                                141                    7

 Benefits paid                                        (451)                (175)

Fair value of plan assets at end of year        $    6,625           $    6,570

Funded Status:

 Funded status at end of year                   $     (352)          $    1,684

 Unrecognized actuarial net gain                      (145)                (135)

 Additional minimum liability                         (611)              (1,901)

 Accrued pension expense at end of year         $   (1,108)          $     (352)


The significant assumptions for the plans are as follows:

The discount rate for projected benefit obligations was 6.75%, 7.25% and 7.25% for the years ended December 31, 2002, 2001 and 2000, respectively.

The assumed long-term rate of compensation increases was 5.0% for the years ended December 31, 2002, 2001 and 2000.

The assumed long-term rate of return on plan assets was 8.0% for the years ended December 31, 2002, 2001 and 2000.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


B. ILCO

ILCO maintains a retirement plan ("ILCO Pension Plan") covering substantially all employees of the Company and its subsidiaries. The ILCO Pension Plan is a non-contributory, defined benefit pension plan, which covers each eligible employee who has attained 21 years of age and has completed one year or more of service. Each participating subsidiary company contributes an amount necessary (as actuarially determined) to fund the benefits provided for its participating employees.

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

The pension benefit (costs) for the ILCO Pension Plan includes the following components:

                                          2002               2001
                                              (In thousands)
Service cost for benefits
 earned during the period              $      544       $      465

Interest cost on projected
 benefit obligation                         1,023              965

Expected return on plan assets             (1,267)          (1,327)

Amortization of unrecognized
 prior service cost                             0              (11)

Pension expense                        $      300       $       92

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The following summarizes the funded status of the ILCO Pension Plan at December 31:

                                                   2002                 2001
                                                         (in thousands)

Change in benefit obligation:

  Benefit obligation at beginning of period     $   14,492           $   13,552

   Service cost                                        544                  465

   Interest cost                                     1,023                  965

   Benefits paid                                      (603)                (490)

   Loss due to change in assumptions                   916                    0

  Benefit Obligation at end of year             $   16,372           $   14,492

Change in plan assets:

Fair value of plan assets at beginning of year  $   17,293           $   16,835

Actual return on plan assets                         1,124                  948

Benefits paid                                         (603)                (490)

Fair value of plan assets at end of year        $   17,814           $   17,293

Funded Status:

Funded status at end of year                    $    4,771           $    4,863

Unrecognized prior service cost                       (300)                 (92)

Unrecognized actuarial net loss                          0                    0

Prepaid pension expense at end of year          $    4,471           $    4,771


The significant assumptions for the ILCO Pension Plan are as follows:

The discount rate for projected benefit obligations was 6.75% and 7.25% in 2002 and 2001, respectively. The assumed long-term rate of compensation increases was 5.0% for 2002 and 2001. The assumed long-term rate of return on plan assets was 8.0% for 2002 and 2001. There were no assumed expenses as a percentage for 2002 and 2001.

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

During 1995, the 401(k) Plan was amended to allow for the addition of Family Life as a participating employer, thus allowing Family Life employees to participate in the 401(k) Plan.

In 1997, the 401(k) Plan was amended to provide for a matching contribution. The match, which was in the form of shares of ILCO common stock, prior to the acquisition of the remaining outstanding common stock of ILCO by FIC on May 18, 2001, and is in the form of FIC common stock thereafter, is equal to 100% of an eligible participant's elective deferral contributions, as defined in the 401(k) Plan, not to exceed a maximum percentage of the participant's plan compensation. Initially, the maximum percentage was 1%. Effective January 1, 2000, the 401(k) Plan was amended to increase the maximum percentage to 2%. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter. The total costs recognized by the Company relating to the 401(k) Plan was $90,985 and $95,878 for 2002 and 2001. In 2001, the
401(k) Plan was amended and restated to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001.

ILCO maintained an Employee Stock Ownership Plan ("ESOP Plan") and a related trust for the benefit of its employees and Family Life employees. The ESOP Plan generally covered employees who had attained the age of 21 and had completed one year of service. Vesting of benefits to employees was based on number of years of service. Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP Plan into the 401(k) Plan. In connection with the merger, certain features under the ESOP Plan were preserved for the benefit of employees previously participating in the ESOP Plan with regard to all benefits accrued under the ESOP Plan through the date of merger. The merger was effected on December 26, 2001. No contributions were made to the ESOP Plan in 2001. At December 31, 2002, the 401(k) Plan had a total of 514,469 shares of FIC stock, which are allocated to participants.

401(k) Plan shares are treated as issued and outstanding in calculating the Company's earnings per share. Dividends to shareholders in the 401(k) Plan are treated by the Company as dividends to outside shareholders and are a direct charge to retained earnings.

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

Subsequent to May 18, 2001, each share of ILCO common stock issuable pursuant to outstanding options was assumed by the Company and became an option to acquire FIC common stock. The number of shares and the exercise price were adjusted for the exchange ratio in the merger (see Note 5). The related charge was included in equity as deferred compensation. The weighted average information for 2001 below is calculated from the date of merger, May 18, 2001, to December 31, 2001. After the merger in 2001, 22,000 options were granted at prices ranging from $13.00 to $14.30. 26,400 options were cancelled and 47,150 options were exercised. In 2002, 33,000 options were granted at prices ranging from $13.42 to $14.00, 42,350 were cancelled and 119,650 were exercised.

The following table summarizes activity under ILCO's Stock Option Plan for the year ended December 31, 2002 and 2001:

                                                Weighted               Weighted
                                       2002     Average    2001        Average
                                       Options  Exercise   Options     Exercise
                                       (000's)  Price      (000's)     Price
Outstanding on May 18, 2001
 and beginning of year                  338     $ 8.76      389        $   8.38

  Granted                                33      13.74       22           13.65

  Exercised                            (120)      8.56      (47)           8.21

  Cancelled                             (42)      9.52      (26)           8.18

Outstanding at end of year              209     $ 9.51      338        $   8.76

Options exercisable at end of year      209     $ 9.51       50        $   8.54

Weighted average fair value of
 options granted during the year                $ 2.09                 $   2.54

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANICAL STATEMENTS, Continued


B.  FIC Stock Option Plan

In 1984, the Company's shareholders adopted a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 2002, no options had been granted under the FIC Stock Option Plan.

C.  Stock Appreciation Rights Granted in 2002

On November 4, 2002, FIC adopted an Equity Incentive Plan (the "Plan"). The purpose of the Plan is to provide motivation to key employees of the Company and its subsidiaries to put forth maximum efforts toward the continued growth, profitability, and success of the Company and its subsidiaries by providing incentives to such key employees through performance-related incentives, including, but not limited to, the performance of the Common Stock of the Company. Toward this objective, stock appreciation rights or performance units may be granted to key employees of the Company and its subsidiaries on the terms and subject to the conditions set forth in the Plan. On November 4, 2002, the Company granted stock appreciation rights ("SARs") with respect to 30,000 shares of the Common Stock of the Company, pursuant to terms and provisions of the Plan. The exercise price of each unit is $14.11, which was 100% of the Fair Market Value of the Common Stock of the Company on the date of such grant.

11. Leases

The Company and its subsidiaries occupy office facilities under lease agreements which expire at various dates through 2005. Certain office space leases may be renewed at the option of the Company.

Rent  expense in 2002,  2001 and 2000 was  $2,844,186,  $1,695,425  and $184,840
respectively. Minimum annual rentals are as follows:

                                 (in thousands)

                                 2003    $ 1,216
                                 2004        941
                                 2005        842
                                 2006         96
                                 2007         24
                           Thereafter          0
                                Total    $ 3,119

12. Related Party Transactions

Prior to May 18, 2001, FIC owned 48.1% of ILCO's common stock. Significant related party transactions are as follows:

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

As of December 31, 2002, the outstanding principal balance of the 1993 Subordinated Loans was $23.05 million.

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

On January 8, 2001, the Company donated $375,000 to the Roy F. and Joann Cole Mitte Foundation (the "Foundation"). The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and owns 16.31% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, former Chairman, President and Chief Executive Officer of FIC, ILCO and their insurance subsidiaries and his wife, Joann Cole Mitte. On January 2, 2002, FIC made a transfer of $1,000,000 to the Foundation. This transfer is the subject of ongoing litigation between the Company and the former Chairman, President and CEO, as described in Note 13.

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

Litigation Relating to Former Chairman and CEO. In January, 2003, the Company filed a lawsuit in Federal District Court in Austin, Texas. The lawsuit names as defendants Roy F. Mitte ("Mitte"), The Roy F. and Joann Cole Mitte Foundation (the "Foundation") and Joann Mitte (collectively referred to as the "Defendants"). Mitte was the Chairman, President and Chief Executive Officer of FIC until he was placed on administrative leave in August, 2002. The administrative leave, and the subsequent action by the Board of Directors in October, 2002 to terminate the employment agreement between FIC and Mitte, resulted from an investigation conducted by the FIC Audit Committee.

The investigation conducted by the Audit Committee determined that more than $540,000 in Mitte's personal expenses had been paid by Company funds without the knowledge or approval of the FIC's officers or directors. In addition, the investigation disclosed that Mitte had caused an unapproved transfer of $1 million from the Company to the Foundation, followed by an ineffective attempt to obtain an unanimous consent of the Board of Directors of the Company. The Board of Directors has never met to ratify or approve the donation. The Foundation is a shareholder of FIC.

The Company's claims against Mitte seek the reimbursement of $540,000 of personal expenses which were paid by the Company for the benefit of Mitte over a period of years beginning in 1992. In addition, the suit demands that Mitte reimburse the Company for a payment which he caused to be made to the Foundation without proper authorization by the Board of Directors.

On March 19, 2003, Mitte filed a counterclaim against the Company alleging that the Company breached the employment agreement between FIC and Mitte by refusing to pay Mitte the severance benefits and compensation provided for under the employment agreement and amendment thereto. The Company believes that it properly terminated the contract and intends to vigorously defend Mitte's counterclaim.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The litigation is currently in the preliminary discovery stage.

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

14. Net Income Per Share

The following table reflects the calculation of basic and diluted earnings per share:



                                                          December 31,
                                          2002                2001              2000
                                                            RESTATED          RESTATED
                                        (Amounts in thousands, except per share amounts)
Basic:

  Net income available to common
   shareholders                         $    5,342        $    9,777        $    7,436

  Weighted average common shares
     outstanding                             9,555             7,824             5,055

  Basic earnings per share              $     0.56        $     1.25        $     1.47

Diluted:

  Net income available to common
   shareholders                         $    5,342        $    9,777        $    7,436

  Weighted average common shares
     outstanding                             9,555             7,824             5,055

  Common stock options                           0               224               258

  Effect of shares ILCO owns of FIC              0                 0               (91)

  Repurchase of treasury stock                   0              (150)              (59)

  Common stock and common stock
   equivalents                               9,555             7,898             5,163

  Diluted earnings per share            $     0.56        $     1.24        $     1.44



Options to purchase 208,850 shares of common stock at prices ranging from $8.18 to $14.30 were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where a loss from continuing operations was incurred.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15. Business Concentration

One of the Company's insurance subsidiaries, Family Life, provides mortgage protection life, disability and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes, a significant number of these financial institutions provide Family Life with customer lists. In 2002, premium income from these products was derived from 48 states with concentrations of approximately 25% and 28% in California and Texas, respectively. In 2001, these amounts were 25% and 27%, respectively.

In 2002 and 2001, premium income from Investors Life's life insurance products was derived from all states in which Investors Life is licensed, with significant amounts derived from Pennsylvania (14% and 14%), California (8% and 8%), and Ohio (8% and 8%).

16. Quarterly Financial Data (unaudited)

Previously reported unaudited quarterly financial data has been restated for the effects of the adjustments described in Note 2 to the extent applicable, as follows (in thousands, except per share data):

                                          Three Months                   Three Months
                                             Ended                          Ended
                                            March 31,                      March 31,
                                         2002          2001           2002           2001
                                       AS PREVIOUSLY FILED                AS RESTATED

Total revenues                         $32,239       $10,603        $32,240        $10,603

Net income before cumulative effect
 of change in accounting principle     $ 1,157       $ 2,083        $   582        $ 1,873

Cumulative effect of change in
 accounting principle                   15,727             0         10,429              0

Net income                             $16,884       $ 2,083        $11,011        $ 1,873

Basic earnings per share:

Net income before cumulative effect
 of change in accounting principle     $  0.12       $  0.41        $  0.06        $  0.37

Cumulative effect of change in
 accounting principle                     1.66             0           1.10              0

Net income                             $  1.78       $  0.41        $  1.16        $  0.37

Diluted earnings per share:

Net income before cumulative effect
 of change in accounting principle     $  0.12       $  0.40        $  0.06        $  0.36

Cumulative effect of change in
 accounting principle                     1.64             0           1.09              0

Net income                              $ 1.76       $  0.40        $  1.15        $  0.36

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Quarterly Financial Data (unaudited) (continued)
      (in thousands, except per share data)

                                                           Three Months                         Three Months
                                                               Ended                                Ended
                                                              June 30,                             June 30,
                                                         2002              2001               2002             2001
                                                          AS PREVIOUSLY FILED                      AS RESTATED

Total revenues                                          $   30,002        $  22,114        $  30,003        $ 22,114

Net income before cumulative effect of  change in
accounting principle                                    $      215        $   2,766        $    (247)       $  2,359

Cumulative effect of  change in accounting principle             0                0                0               0

Net income                                              $      215        $   2,766        $    (247)       $  2,359

Basic earnings per share:

Net income before cumulative effect of  change in
accounting principle                                    $     0.02        $    0.38        $   (0.03)       $   0.33

Cumulative effect of  change in accounting principle             0                0                0               0

Net income                                              $     0.02        $    0.38        $   (0.03)       $   0.33

Diluted earnings per share:

Net income before cumulative effect of  change in
accounting principle                                    $     0.02        $    0.38        $   (0.03)       $   0.33

Cumulative effect of  change in accounting principle             0                0                0               0

Net income                                              $     0.02        $    0.38        $   (0.03)       $   0.33

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Quarterly Financial Data (unaudited) (continued)
      (in thousands, except per share data)


                                          Three Months                  Three Months
                                             Ended                          Ended
                                          September 30,                   September 30,
                                       2002           2001           2002         2001
                                       AS PREVIOUSLY FILED              AS RESTATED

Total revenues                       $ 30,519       $ 33,965      $  30,520     $ 33,506

Net income before cumulative
 effect of  change in accounting
 principle                           $    899       $  3,806      $     377     $  3,007

Cumulative effect of change in
 accounting principle                       0              0              0            0

Net income                           $    899       $  3,806      $     377     $  3,007

Basic earnings per share:

Net income before cumulative effect
 of change in accounting principle   $   0.09       $   0.40      $    0.04     $   0.32

Cumulative effect of change in
 accounting principle                       0              0              0            0

Net income                           $   0.09       $   0.40      $    0.04     $   0.32

Diluted earnings per share:

Net income before cumulative
 effect of change in accounting
 principle                           $   0.09       $   0.40      $    0.04     $   0.32

Cumulative effect of change in
 accounting principle                       0              0              0            0

Net income                           $   0.09       $   0.40      $    0.04     $   0.32

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Quarterly Financial Data (unaudited) (continued)
      (in thousands, except per share data)


                                         Three
                                      Months Ended      Three Months Ended
                                    December 31, 2002    December 31, 2001
                                                         AS             AS
                                                     PREVIOUSLY      RESTATED
                                                       FILED

Total revenues                          $25,953       $32,443        $ 31,937

Net income before cumulative
 effect of change in accounting
 principle                              $(5,800)      $ 3,359        $  2,403

Cumulative effect of change in
 accounting principle                         0             0               0

Net income                              $(5,800)      $ 3,359        $  2,403

Basic earnings per share:

Net income before cumulative
 effect of change in accounting
 principle                              $ (0.60)      $  0.35        $   0.25

Cumulative effect of change in
 accounting principle                         0             0               0

Net income                              $ (0.60)      $  0.35        $   0.25

Diluted earnings per share:

Net income before cumulative effect
 of change in accounting principle      $ (0.60)      $  0.35        $   0.25

Cumulative effect of change in
 accounting principle                         0             0               0

Net income                              $ (0.60)      $  0.35        $   0.25

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                                  December 31, 2002
                                                    (in thousands)
                                                                       Amount
                                                                      Shown on
                                         Amortized       Fair          Balance
Type of Investment                         Cost          Value          Sheet

Fixed Maturities Available for Sale:

 Bonds:

 United States Government and
  government agencies and authorities   $   25,325     $   28,706     $   28,706

 States, municipalities and political
  subdivisions                               6,060          6,391          6,391

 Corporate securities                      248,424        253,314        253,314

 Mortgage-backed securities                199,624        205,416        205,416

 Total fixed maturities available
  for sale                                 479,433        493,827        493,827

 Fixed maturities held to maturity           1,090          1,069          1,090

      Total fixed maturities               480,523        494,896        494,917

 Equity securities:

 Common Stocks:

 Industrial and miscellaneous other             59             29             29

 Seed money investment in Separate
  Accounts                                   6,322          6,322          6,322

      Total equity securities                6,381          6,351          6,351

Policy loans                                46,607         46,607         46,607

Short-term investments                     137,944        137,944        137,944

     Total investments                  $  671,455     $  685,798     $  685,819

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                            December 31,
                                                       2002               2001
                                                                        RESTATED
ASSETS                                                    (in thousands)

Cash and cash equivalents                          $     383         $      684

Short-term investments                                     0              1,300

Long-term bonds                                           16                 16

Investments in subsidiaries*                         210,180            198,195

Property, plant and equipment, net                        69                 69

Other assets                                             964                965

Accounts receivable                                      398                 95

  Total assets                                     $ 212,010         $  201,324

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Subordinated notes payable                       $   3,007         $    3,809

  Other liabilities and intercompany payables         16,218             12,935

   Total liabilities                                  19,225             16,744

Shareholders' equity

  Common stock, $.20 par value, 25,000,000
   authorized; 11,856,196 and 11,736,546
   shares issued in 2002 and 2001, 9,600,827
   and 9,498,847 shares outstanding in 2002
   and 2001                                            2,372              2,348

Additional paid-in capital                            66,541             65,558

Accumulated other comprehensive income                 4,949                327

Deferred compensation                                      0               (292)

Retained earnings (including $134,396 and
 $126,998 of undistributed earnings of
 subsidiaries at December 31, 2002
 and 2001)                                           123,046            120,393

Total shareholders' equity before treasury stock     196,908            188,334

Common treasury stock, at cost, 625,695 and 608,025
   shares in 2002 and 2001,  respectively             (4,123)            (3,754)

Total shareholders' equity                           192,785            184,580

Total liabilities and shareholders' equity         $ 212,010         $  201,324

* $210,180 and $198,195 are eliminated in consolidation in 2002 and 2001, respectively.

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT,
                              STATEMENTS OF INCOME

                                       FOR THE YEARS ENDED
                                           December 31,
                                          (in thousands)
                                  2002           2001           2000
                                               RESTATED       RESTATED

Income                          $    12        $    67        $    26

Expenses:

Operating expenses                1,756            790            147

Interest expense                    312            400            515

                                  2,068          1,190            662

Loss from operations             (2,056)        (1,123)          (636)

Equity in undistributed
 earnings from subsidiaries       7,398         10,900          8,072

Net income                      $ 5,342        $ 9,777        $ 7,436

                FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED
                                                               December 31,
                                                              (in thousands)
                                            2002           2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES                     RESTATED      RESTATED

Net income                                 $ 5,342       $ 9,777       $  7,436

Adjustments to reconcile net income to net cash used in operating activities:

  (Increase) decrease in accounts
   receivables                                (303)          487           (482)

  Increase in investment in
   subsidiaries*                           (11,985)      (65,973)       (11,269)

  Decrease (increase) in other assets            1          (258)           (34)

  Increase in other liabilities and
    intercompany payables                    3,283         6,258            916

  Other                                      4,431        59,305          4,597

  Net cash provided by operating activities    769         9,596          1,164

CASH FLOWS FROM FINANCING
ACTIVITIES

Net change in short-term investments         1,300        (1,150)           887

Change in subordinated notes payable
   to Investors Life                          (802)         (946)          (993)

Cash dividend to shareholders               (2,206)       (5,978)          (905)

Purchase of treasury stock                    (369)       (1,445)             0

Issuance of capital stock                    1,007           384              0

 Net cash used in financing activities      (1,070)       (9,135)        (1,011)

 (Decrease) increase in cash                  (301)          461            153

Cash and cash equivalents, beginning
 of year                                       684           223             70

Cash and cash equivalents, end of year     $   383       $   684       $    223



*Eliminated in consolidation

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                December 31, 2002
                                 (in thousands)

                                    Future policy
                      Deferred        benefits,      Other Policy
                       Policy       losses,claims     Claims and
                     Acquisition      and loss         Benefits        Premium
                       Costs         expenses (1)       Payable        Revenue
2002                 $   77,210      $  729,474       $   17,035      $   35,672
2001, As restated    $   77,137      $  737,070       $   13,985      $   35,887
2000, As restated    $   52,907      $  105,763       $    2,931      $   33,149




                                      Benefits,       Amortization
                                       claims,         of Deferred
                        Net           losses and         Policy         Other
                     Investment       Settlement      Acquisition     Operating
                       Income        expenses (2)        Costs         Expenses
2002                 $   42,889      $   77,876       $   10,427      $   34,177
2001, As restated    $   32,656      $   50,085       $    6,767      $   22,856
2000, As restated    $    6,933      $   15,664       $    5,340      $   11,159


(1) Includes contractholder funds

(2) Includes interest expense on contractholder funds

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                             SCHEDULE IV-REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                                 (in thousands)


                                                                                                      Percentage
                                  Gross               Ceded to            Assumed                      of Amount
                                  Direct                Other            From Other                     Assumed
                                  Amount              Companies          Companies    Net Amount         To Net
2002

Life Insurance in-force         $10,736,157          $1,274,843         $     0       $ 9,461,314         0.00%

Premium:

Life insurance                  $    38,402          $    2,783         $     0       $    35,619         0.00%

Accident & health
 insurance                              502                 449               0                53         0.00%

Total Premium                   $    38,904          $    3,232         $     0       $    35,672         0.00%

2001, as restated

Life Insurance in-
 force                          $12,107,319          $1,074,286         $     0       $11,033,033         0.00%

Premium:

Life insurance                  $    37,619          $    1,821         $     7       $    35,805         0.02%

Accident & health
 insurance                              675                 593               0                82         0.00%

Total Premium                   $    38,294          $    2,414         $     7       $    35,887         0.02%

2000, as restated

Life insurance in-
 force                          $ 7,006,301          $  552,467         $ 5,067       $ 6,458,901         0.08%

Premium:

Life insurance                  $    33,499          $      448         $    51       $    33,102         0.15%

Accident & health
 insurance                              438                 391               0                47         0.00%

Total Premium                   $    33,937          $      839         $    51       $    33,149         0.15%