Form 10-K/A
period 2002-12-31
FINANCIAL INDUSTRIES CORP
filed 2003-04-30
CIK 35733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 Amendment No. 1




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

This Amendment No. 1 to the Annual Report on Form 10-K of Financial Industries Corporation for the year ended December 31, 2002 (the "Annual Report") is being filed for the purpose of including in the Annual Report certain information which the Registrant had intended to incorporate by reference from its Proxy Statement for the 2003 Annual Meeting of Shareholders ("the Proxy Statement"). Subsequent to the date of filing its Annual Report, the Registrant determined that it would not file its definitive Proxy Statement by April 30, 2002. Accordingly, the Registrant is filing this Amendment No. 1, so as to include in its Annual Report the following information which it would otherwise have incorporated by reference from the Proxy Statement:

Item 10(g):  Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 2002 through December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 11:  Summary Compensation Table

     The following table sets forth information concerning the compensation of the Company's Chief Executive Officers and each of the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of 2002 and received cash compensation exceeding $100,000 during 2002. Note: The Company does not have four other executive officers who received compensation in excess of $100,000 other than those listed below:



                               Annual Compensation
                                                          Long-Term Compensation
                                                                                      Stock
                                                                                      Apprec-
                                                                                      iation
                                                                      Other           Term          All Other
                                                                      Annual          Rights(4)     Long-Term
Name and                       Fiscal                                 Compen-         Compen-       Compen-
Principal Position             Year        Salary(1)       Bonus      sation (2)(3)   sation (5)    sation (#)

Roy F. Mitte, Chairman,        2002        $690,116     $2,500,000    $12,360             -0-          -0-
President and Chief            2001         514,904      2,500,000     18,500             -0-          -0-
Executive Officer (7)          2000         503,500      2,500,000         -0-            -0-          -0-

Eugene E. Payne, Chairman,     2002          63,171             -0-        -0-        30,000
President and Chief
Executive Officer

Jeffrey H. Demgen, Vice        2002         180,000         30,000     30,154             -0-       3,600
President                      2001         163,862             -0-    18,000             -0-       3,303
                               2000         160,000         20,000         -0-            -0-       2,021

Thomas C. Richmond, Vice       2002         180,000         20,000     18,520             -0-          -0-
President                      2001(6)      138,846             -0-    20,690             -0-       2,776

Theodore A. Fleron, Vice       2002(6)      141,827         20,000     31,518             -0-       2,819
President

__________________

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

The executive officers of FIC have also been executive officers of Family Life and Investors Life, the insurance subsidiaries of FIC. Prior to May 18, 2001, FIC and/or Family Life reimbursed ILCO (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of the executive officers' cash compensation and bonus 2000 (i) Mr. Mitte: $1,111,821; and (ii) Mr. Demgen: $81,000. In the years 2001 and 2002 executive officer payments have been apportioned based on a cost allocation agreement among the life insurance subsidiaries and FIC.

     (2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

     (3) Includes the value realized by each executive officer in connection with the exercise of stock options granted under the 1999 ILCO Non-Qualified Stock Option Plan (the "Stock Option Plan"). See "Aggregated Option/SAR exercises and Value Unexercised in 2002" below. In 2002, Mr. Mitte and Mr. Richmond exercised options to purchase 2,200 shares of FIC common stock and Mr. Demgen and Mr. Fleron exercised options to purchase 4,400 shares of FIC common stock under the Stock Option Plan.

     (4) The data in this column represents the number of FIC stock appreciation rights granted to Eugene E. Payne in 2002. The stock appreciation rights were granted under the terms and provisions of the Financial Industries Corporation Equity Incentive Plan adopted by FIC in 2002, a copy of which was filed with the Securities and Exchange Commission on November 14, 2002 as an Exhibit to FIC's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

     (5) The executive officers of the Company participate in the InterContinental Life Corporation Employees Savings and Investment Plan ("401K Plan"). For the year 2000, ILCO contributed the following amounts and for the years 2001 and 2002 FIC contributed the following amount to the named participant's 401K Plan account: (a) Mr. Demgen: $ 2,021, $3,303, and $3,600 respectively, (b) Mr. Richmond: $2,776 in the year 2001 and $0 in the year 2002; and (d) Mr. Fleron: $2,819 for the year 2002 only.

     (6) Thomas C. Richmond was appointed as an executive officer in the year 2001, thus only his compensation for the years 2001 and 2002 are included. Theodore A. Fleron was appointed as an executive officer in the year 2002 and thus only his compensation for the year 2002 is included.

     (7) Mr. Mitte was Chairman, President and Chief Executive Officer of FIC from January 1, 2002 through October 31, 2002. Eugene Payne has been Chairman President and Chief Executive Officer since November 4, 2002 and was Interim Chairman of the Board of Directors of FIC from August 19, 2002 through November 4, 2002.

Item 11:  Options Vesting Upon a Change of Control in 2002

     In 1999, certain officers of FIC and its life insurance subsidiaries were each granted options to purchase 10,000 shares of ILCO common stock, pursuant to the InterContinental Life Corporation 1999 Stock Option Plan ("Stock Option Plan"). On May 18, 2001, each share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger. Prior to the Merger, 78,000 shares of ILCO Common Stock had been issued pursuant to the Stock Option Plan. On May 18, 2001, the outstanding options were converted to options to purchase 389,400 shares of FIC Common Stock.

     During 2002, options to purchase 115,650 shares of FIC common stock were exercised pursuant to the Stock Option Plan. Options to exercise 33,000 shares of FIC common stock were granted in 2002 and options to exercise 55,550 shares terminated or lapsed during 2002. As of February 28, 2003, options to purchase 202,250 shares of FIC Common Stock remain to be exercised pursuant to the terms of the Stock Option Plan.

     In accordance with the terms of the plan, which defined a "change in control" as the termination, by resignation or otherwise, of Roy F. Mitte as Chairman of the Board and Chief Executive Officer, all person holding outstanding options under the Stock Option Plan became fully vested in such options as of October 31, 2002.

Item 11:  Stock Appreciation Rights Granted in 2002

     On November 4, 2002, FIC adopted an Equity Incentive Plan (the "Plan"). The purpose of the Plan is to provide motivation to key employees of the Company and its subsidiaries to put forth maximum efforts toward the continued growth, profitability, and success of the Company and its subsidiaries by providing incentives to such key employees through performance-related incentives, including, but not limited to the performance of the Common Stock of the Company. Toward this objective, stock appreciation rights or performance units may be granted to key employees of the Company and its subsidiaries on the terms and subject to the conditions set forth in the Plan. On November 4, 2002, Eugene Payne was granted stock appreciation rights (SARs) with respect to 30,000 shares of the Common Stock of the Company, pursuant to terms and provisions of the Plan. The exercise price of each unit is $14.11, which was 100% of the Fair Market Value of the Common Stock of the Company on the date of such grant.

Item 11:  Option/SAR Grants in Last Fiscal Year

                                                                                        Potential realizable
                                                                                        value at assumed rates
                                                                                        of stock price appre-
                                                                                        ciation for option
                            Individual Grants                                           term
-----------------------------------------------------------------------------           -----------------------
   Name                 Number of       Percent
                        Securities      of total
                        underlying      options/           Exercise
                        Options/        SARs granted       or base      Expira-
                        SARs            to employees       price        tion
                        granted(#)      in fiscal year     ($/shr)      Date                5%($)        10%($)

Roy F. Mitte(1)            -                -                 -           -                  -              -

Eugene E. Payne(1)      30,000              48%            $14.11       November 1, 2009    $172,200     $401,700

Jeffrey H. Demgen          -                -                 -           -                  -              -

Thomas C. Richmond         -                -                 -           -                  -              -

Theodore A. Fleron         -                -                 -           -                  -              -

_________________________

     (1) Mr. Mitte was Chairman, President and Chief Executive Officer of FIC from January 1, 2002 through October 31, 2002. Eugene Payne has been Chairman President and Chief Executive Officer since November 4, 2002 and was Interim Chairman of the Board of Directors of FIC from August 19, 2002 through November 4, 2002.

Item 11:  Aggregated Option/SAR Exercises and Value Unexercised in 2002

     The following table sets forth information concerning each exercise of stock options during 2002 by each of the individuals who were executive officers of the Company as of December 31, 2002, as well as the value, as of December 31, 2002, of unexercised options of such executive officers. The value of unexercised in-the-money stock options at December 31, 2002 shown below are presented in accordance with SEC rules. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the Common Stock of the Company relative to the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money stock options reflected in the following table will be realized.

                     Aggregated Option/SAR Exercises in 2002
                          and 2002 Option /SAR Values



                                                Number of
                                                Unexercised
                                                Options/
                                                SARs Held at
                                                December
                      Shares                    31, 2002        Value of Unexercised In-
                      Acquired                  Exercisable/    the-Money Options/SARs
                      on Exer-     Value        Unexer-         at December 31, 2002
      Name            cise(#)(1)   Realized($)  cisable(2)      Exercisable/Unexercisable (3)
---------------------------------------------------------------------------------------------
Jeffrey H. Demgen       4,400      30,154       4400/0          $26,656         $    0

Theodore A. Fleron      4,400      31,158       4400/0          $26,656         $    0

Thomas C. Richmond      2,200      18,520       4400/0          $26,656         $    0

Eugene E. Payne (4)         0           0       0/30,000        $     0         $3,900


_______________________
     (1) Each exercise of shares listed in the above table were exercises of FIC Common Stock granted under the ILCO Stock Option Plan.

     (2) All options granted under the ILCO stock Option Plan were exercisable as of October 31, 2002 pursuant to the change of control provisions set forth in the Plan.

     (3) The value of unexercised in-the-money options equals the difference between the option exercise price and the closing price of the Company's Common Stock on Nasdaq (Symbol: FNIN) on December 31, 2002 ($14.24), multiplied by the number of shares underlying the options.

     (4) The data in this column represents the number of FIC stock appreciation rights granted to Eugene Payne in 2002. The stock appreciation rights were granted under the terms and provisions of the Financial Industries Corporation Equity Incentive Plan adopted by FIC in 2002, a copy of which was filed with the Securities and Exchange Commission on November 14, 2002 as an Exhibit to FIC's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

Item 11:  Defined Benefit Plan

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

                                Years of Service

Remuneration         15             20             25        30 or more

  $125,000        $29,437        $39,250        $49,062        $58,875

   150,000         35,325         47,100         58,875         70,650

   160,000         37,680         50,240         62,800         75,360

   175,000         41,212         54,950         68,687         82,425

   200,000         47,100         62,800         78,500         94,200

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

     The annual eligible earnings, for 2002 only, covered by the Pension Plan (salary up to $160,000) with respect to the individuals reported in the Summary Compensation Table were as follows, with their respective years of credited service under the Pension Plan at December 31, 2002 being shown in parentheses:
Mr. Mitte, $160,000 (15 years); Mr. Demgen, $160,000 (10 years); Mr. Richmond, $160,000 (14 years); and Mr. Fleron, $141,827 (15 years).

Item 11:  Employment Agreements and Change In Control Arrangements

     Roy F. Mitte. Prior to October 31, 2002, Mr. Mitte and FIC were parties to an employment agreement, providing for the employment of Mr. Mitte as Chairman, President and Chief Executive Officer of the Company. The agreement, which was initially effective February 25, 1982, provided for five-year terms and for automatic renewals for successive five-year periods, unless otherwise terminated in accordance with the terms of the agreement. On October 31, 2002, the agreement was terminated according to its terms. Mr. Mitte remains a non-managerial employee of FIC and is paid a salary equivalent to the salary of a non-employee director of the Company.

     Eugene E. Payne. On November 4, 2002, the Company and Dr. Payne entered into an employment agreement, providing for the employment of Dr. Payne as Chairman, President and Chief Executive Officer of the Company. The agreement provides for a three-year term; however, on the first anniversary of the agreement date and thereafter, the employment period shall be automatically extended each day by one day to create a new two year term until, at any time after the first anniversary of the agreement date, the Company delivers written notice (an "Expiration Notice") to Dr. Payne or Dr. Payne delivers an Expiration Notice to the Company, in either case, to the effect that the agreement shall expire on a date specified in the Expiration Notice (the "Expiration Date") that is not less than two years after the date the Expiration Notice is delivered to the Company or to Dr. Payne, respectively. Dr. Payne's initial base salary under the agreement is $360,000 per year. During the employment period, the base salary shall be reviewed periodically and may be increased from time to time as shall be determined by the Board of the Company. Additionally, Dr. Payne shall be eligible for an annual bonus based upon target performance goals, as determined by the Board on an annual basis, in accordance with normal Company administrative practices for senior management, which provides for a payment opportunity of at least the highest target level generally available to senior management under any Company annual bonus plan upon the achievement of the target annual goals. As of the agreement date, the Company also awarded Dr. Payne stock appreciation rights (SARs) with respect to 30,000 shares of the Common Stock of the Company, pursuant to terms and provisions of the Financial Industries Corporation Equity Incentive Plan. A copy of this agreement is attached as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 as filed with the SEC.

     Jeffrey H. Demgen. On May 1, 2002, the Company and Mr. Demgen entered into an employment agreement, which agreement was amended on August 17, 2002. The Agreement provides for employment through December 31, 2005, at the rate of $180,000 per year. The amendment provides that the employment agreement shall not terminate upon the voluntary resignation of Mr. Demgen. A copy of this agreement was filed with the SEC in the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.

     Thomas A. Richmond. On December 13, 2002, the Company and Mr. Richmond entered into an employment agreement, providing for the employment of Mr. Richmond as Chief Operating Officer and Vice President of the Company. The agreement provides for a three-year term; however, at the end of the term the agreement is automatically renewed for successive one-year periods unless either the Company or Mr. Richmond gives notice at least 90 days before the end of any term that they choose not to renew the agreement. The agreement provides for a base salary of $190,000, which base salary shall be reviewed periodically and may be increased from time to time as shall be determined by the Chief Executive Officer and subsequently ratified by the Board. Mr. Richmond is also eligible for an annual bonus based upon target performance goals, as determined by the Chief Executive Officer on an annual basis, in accordance with normal Company administrative practices for senior management, as described above. A copy of this agreement is attached as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC.

     Theodore A. Fleron. On December 13, 2002, the Company and Mr. Fleron entered into an employment agreement, providing for the employment of Mr. Fleron as General Counsel and Vice President of the Company. The agreement provides for a three-year term; however, at the end of the term the agreement is automatically renewed for successive one-year periods unless either the Company or Mr. Fleron gives notice at least 90 days before the end of any term that they choose not to renew the agreement. The agreement provides for a base salary of $190,000, which base salary shall be reviewed periodically and may be increased from time to time as shall be determined by the Chief Executive Officer and subsequently ratified by the Board. Mr. Fleron is also eligible for an annual bonus based upon target performance goals, as determined by the Chief Executive Officer on an annual basis, in accordance with normal Company administrative practices for senior management, as described above. A copy of this agreement is attached as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

     George M. Wise, III. On December 13, 2002, the Company and Mr. Wise entered into an employment agreement, providing for the employment of Mr. Wise as Chief Financial Officer and Vice President of the Company. The agreement provides for a three-year term; however, at the end of the term the agreement is automatically renewed for successive one-year periods unless either the Company or Mr. Wise gives notice at least 90 days before the end of any term that they choose not to renew the agreement. The agreement provides for a base salary of $190,000, which base salary shall be reviewed periodically and may be increased from time to time as shall be determined by the Chief Executive Officer and subsequently ratified by the Board. Mr. Wise is also eligible for an annual bonus based upon target performance goals, as determined by the Chief Executive Officer on an annual basis, in accordance with normal Company administrative practices for senior management, as described above. A copy of this agreement is attached as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC.

Item 11:  Compensation of Directors

    Directors  who were not  officers or  employees of the Company in 2002 were paid a $5,000 annual fee, and were compensated $1,000 for each regular or special meeting of the Board of Directors which they attended in person. In the case of telephonic meetings of the Board, non-employee directors who participated in such telephonic meetings were compensated $500 for each such meeting. Directors who participated via telephone in a regular or special meeting which were held by other than conference telephone were not entitled to a fee for such meeting.

   Non-employee directors serving on committees of the Board were compensated in the amount of $500 for each committee meeting they attended whether such participation was in person or by telephone, provided that the committee meeting was held on a day other than that on which the Board meets.

     Effective as of January 1, 2003, each Director who is not also an employee of the Company shall receive, as a payment for his or her services as a Director, an annual fee of $20,000, payable in January of each year, plus $1,000 for each meeting of the Board of Directors at which such Director is in attendance. In the event that a Director attends a meeting of the Board of Directors which has been designated as a regular meeting via telephone, rather than in person, the fee payable to such Director for attendance at such regular meeting shall be reduced to $500. Non-employee Directors who serve on committees of the Board, other than the Audit Committee or the Executive Committee, receive an annual fee of $2,000, plus $1,000 for each meeting at which the Director is in attendance. Non-employee Directors who serve on the Audit Committee receive an annual fee of $5,000, plus $1,000 for each meeting of the Audit Committee at which the Director is in attendance. The Lead Director, who serves on the Executive Committee, receives an annual fee of $10,000 for his services on such committee.

Item 11:  Compensation Committee Interlock and Inside Participation

     The compensation committee of FIC is chosen by the Board of Directors. The Compensation Committee makes recommendations to the Board of Directors with respect to the Chief Executive Officer's compensation. The current members of the Compensation Committee are John D. Barnett, Richard A. Kosson and Frank Parker, all outside directors. The Compensation Committee did not meet in 2002.

     The Chief Executive Officer determines the compensation of all executive officers of the Company, other than the Chief Executive Officer.

Item 11:  Compensation Committee Report on Executive Compensation

        Chief Executive Officer's Report

     The following report is made by Chief Executive Officer with respect to compensation policies applicable to the Company's executive officers, other than the Chief Executive Officer.

     The goal of the Company's compensation policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining senior managers. Executive compensation is based on several factors, including corporate performance. While sales, earnings, return on equity and other performance measures are considered in making annual executive compensation decisions, no formulas, pre-established target levels or minimum performance thresholds are used. Each executive officer's individual initiatives and achievements and the performance of the operations directed by the executive are integral factors utilized in determining that officer's compensation.

   The executive officers are provided long-term equity-based compensation in the form of (i) stock options granted under the ILCO 1999 Stock Option Plan (which was adopted by FIC following the Merger) and (ii) matching shares issued under ILCO's Savings and Investment (401K) Plan (which covers employees of FIC and all of its subsidiaries). They also participate in medical and pension plans that are generally available to employees of the Company. The objectives of the ILCO 1999 Stock Option Plan and the 401K Plan are to create a strong link between executive compensation and shareholders return and enable senior managers to develop and retain a significant and long-term equity investment.

     Under the Company's 1999 Stock Option Plan (the "Stock Option Plan"), options to buy FIC's Common Stock at 100% of the fair market value on the date of grant but in no event less than $6.8181 per share (as adjusted upon the merger of ILCO with FIC on May 18, 2001) can be granted to officers of the Company and its subsidiaries and affiliated companies. The Stock Option Plan, which was adopted by ILCO in March 1999 and became effective upon its approval by the shareholders of ILCO at the annual meeting on May 18, 1999, authorized the ILCO Board of Directors to grant options to purchase up to a maximum of 800,000 shares of ILCO's common stock. In connection with the May 18, 2001 merger of ILCO with FIC, each outstanding option to purchase shares of ILCO common stock under the Stock Option Plan was assumed by FIC and converted into an option to purchase the number of shares of FIC common stock, rounded up to the nearest 1/100 of a share, equal to the number of shares of ILCO common stock subject to the original option multiplied by 1.1. The exercise price per share of FIC Common Stock under the new option is equal to the former exercise price per share of ILCO common stock under the option immediately prior to the merger divided by 1.1, and rounded to the nearest penny. In accordance with the terms of the ILCO stock option plan under which the options were issued, any fractional shares resulting from the foregoing adjustments will be eliminated.
All other terms of the options, including the vesting schedule, remain unchanged.

     The Company's 401K Plan allows eligible employees to make voluntary contributions on a tax deferred basis. During 1997, the Plan was changed to provide for a matching contribution by participating companies. The match, which was in the form of shares of ILCO common stock prior to the merger of ILCO with FIC and FIC shares subsequent to the merger, is equal to 100% of an eligible participant's elective deferral contributions, as defined in the Plan, not to exceed 1% of the participant's plan compensation. Effective January 1, 2000, the Plan was amended to increase the match percentage from 1% to 2%. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter. In 2001, the 401K Plan was amended and restated to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001.

  The Company provides medical and pension benefits to its executive officers that are generally available to employees.

The foregoing report has been furnished by Eugene E. Payne.

     Compensation Committee's Report

     The Compensation Committee of the Board of Directors makes a recommendation to the Board of Directors each year with respect to the Chief Executive Officer's compensation for that year. However, on September 23, 2002, at a meeting of the Board of Directors of FIC, a special committee of the Board of Directors was created to for the purpose of making recommendations to the Board with respect to the Report of the Audit Committee (the "Special Committee"). The members of the Special Committee consisted of Tim Casey, Theodore Fleron, John Barnett, David Caldwell, Lewis Gilcrease, Elizabeth Nash, and Frank Parker. On October 23, 2002, the Special Committee met with an executive search consultant for the purpose of discussing an executive search to fill the role of Chairman, Chief Executive Officer and President of the Company. The consultant presented to the Special Committee recommendations of salary, bonus and benefits for a potential candidate based on packages given to the top executive at similar sized life insurance companies. On the same day the Chairman of the Special Committee, John Barnett, appointed a sub-committee consisting of Theodore Fleron, Lewis Gilcrease and David Caldwell to interview Eugene Payne for the position. On October 29, 2002 the Special Committee met and received a report from the sub-committee regarding employment negotiations. Based on the recommendations of the executive search consultant and the independent research of the sub-committee, a recommendation was made to offer Eugene Payne a salary of $360,000, and 30,000 stock appreciation rights, and a performance based bonus. This recommendation was submitted to and approved by the Board of Directors on November 4, 2002.

     The compensation of the executive officers of the Company has been established pursuant to the employment agreements described under the "Employment Agreements and Change in Control Arrangements", which agreements were approved by the Board of Directors. The amount of any bonus or equity-based compensation is dependent upon corporate performance and attainment of individual goals.

The foregoing report was furnished by the Special Committee.

Item 11:  Performance Graph

     The graph and table below compare the cumulative total shareholder return on the Company's Common Stock for the last five calendar years with the cumulative total return on The Nasdaq Stock Market (U.S.) and an index of stocks of life insurance companies traded on Nasdaq over the same period (assuming the investment on December 31, 1997 of $100 in the Company's Common Stock, The Nasdaq Stock Market (U.S.) and an index of stocks of life insurance companies traded on Nasdaq and the reinvestment of all dividends).

                               [GRAPHIC OMITTED]



                                        12/29/97     12/29/98     12/31/99     12/31/00     12/31/01     12/31/02
-----------------------------------------------------------------------------------------------------------------
The Company (1)                         $100.00      $ 80.70      $ 49.70      $ 46.40      $ 73.10      $ 78.20

The Nasdaq Stock Market (US)             100.00       141.00       261.50       157.40       124.90        86.30

Index of Nasdaq Life Ins. Stocks (2)     100.00       100.80        87.10        96.30       119.70       111.80


     (1) The dollar amounts for the Company's Common Stock are based on the closing bid prices on Nasdaq on the dates indicated.

     (2) The Index of Nasdaq Life Insurance Stocks is comprised of life insurance companies whose stocks were traded on Nasdaq during the last five calendar years (29 issuers listed during that period, of which 12 issuers were traded on December 31, 2002). These peer companies were selected by the Company on a line-of-business basis.

Item 13.  Certain Relationships and Related Transactions

     Management believes that the following transactions were in the ordinary course of business and on terms as favorable to the Company and its subsidiaries as if the transactions had involved unaffiliated persons or organizations.

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

FIC Computer Services

     The data processing needs of FIC's insurance subsidiaries are provided by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Under the provisions of the data processing agreement FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $1,654,826 and Investors Life paid $2,282,423 to FIC Computer for data processing services provided during 2002.

Reinsurance Arrangements

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

Donation to Mitte Foundation

     On January 2, 2002, Roy F. Mitte caused the Company to transfer $1,000,000 to the Roy F. and Joann Cole Mitte Foundation (the "Foundation"). The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and owns 16.16% of the outstanding shares of FIC's Common Stock. The sole members of the Foundation are Roy F. Mitte, former Chairman, President and Chief Executive Officer of FIC, and his wife, Joann Cole Mitte. This transfer of funds was never authorized by the Board of FIC and FIC has sued Mr. Mitte and the Foundation for recovery of these funds.

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