Form 10-Q
period 2003-03-31
FINANCIAL INDUSTRIES CORP
filed 2003-05-15
CIK 35733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2003
                          Commission File Number 0-4690


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

        YES [X]         NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        YES [X]         NO

Number of common  shares  outstanding,  $0.20 par value,  as of March 31,  2003:
9,605,939.

                           Forward-Looking Statements


Except for historical factual information set forth in this Quarterly Report on Form 10-Q of Financial Industries Corporation (the "Company" or "FIC"), the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC's investments and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of FIC's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.

Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
        March 31, 2003 and December 31, 2002................................. 4

Consolidated Statements of Income
         For the three month periods ended
         March 31, 2003 and March 31, 2002 (as restated)..................... 6

Consolidated Statements of Cash Flows
         For the three month periods ended
         March 31, 2003 and March 31, 2002 (as restated)......................8

Notes to Consolidated Financial Statements...................................10

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations......................19

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk ...................................................34

Item 4. Controls and Procedures..............................................35


Part II

Other  Information...........................................................36

Signature  Page..............................................................38

Certifications.............................................................. 39

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  March 31          December 31
                                                   2003                2002
                                                (unaudited)

Investments:

Fixed maturities held to maturity,
at amortized cost (market value
approximates $22 and $1,069 at
March 31, 2003 and December 31, 2002,
respectively)                                   $        28         $     1,090

Fixed maturities available for sale,
at market value (amortized cost
of $528,441 and $479,433 at March 31,
2003 and December 31, 2002, respectively)           538,927             493,827

Trading securities, at market value                  20,075                   0

Equity securities, at market value (cost
approximates $6,348 and $6,381 at March 31,
2003 and December 31, 2002, respectively)             6,089               6,351

Policy loans                                         45,880              46,607

Mortgage loans                                            7                  17

Invested real estate                                 74,867              75,393

Short-term investments                              135,651             137,944

     Total investments                              821,524             761,229

Cash and cash equivalents                            16,745              24,975

Accrued investment income                             8,913               8,308

Agency advances and other receivables                20,524              19,728

Reinsurance receivables                              12,668              12,330

Due and deferred premiums                            11,534              11,981

Real estate occupied by Company                      19,597              19,702

Property and equipment, net                           1,454               1,367

Deferred policy acquisition costs                    77,139              77,210

Present value of future profits of
 acquired businesses                                 23,507              23,796

Other assets                                         14,865              15,739

Separate account assets                             326,649             334,637

     Total Assets                               $ 1,355,119         $ 1,311,002

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 March 31          December 31
                                                   2003                2002
                                                (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Policy liabilities and contractholder
 deposit funds:

Contractholder deposit funds                    $   557,305         $   557,466

Future policy benefits                              170,067             172,008

Other policy claims and benefits payable             15,687              17,035
                                                    743,059             746,509
Deferred federal income taxes                        22,743              25,814

Other liabilities                                    91,224              29,400

Separate account liabilities                        326,649             334,637

Total Liabilities                                 1,183,675           1,136,360

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 25,000
shares authorized in 2003 and 2002,
11,858 and 11,856 shares issued in
2003 and 2002,  9,606 and 9,601
shares outstanding in 2003 and 2002                   2,373               2,372

Additional paid-in capital                           66,558              66,541

Accumulated other comprehensive income                2,971               4,949

Retained earnings                                   121,781             123,046
                                                    193,683             196,908

Common treasury stock, at cost,
2,252 and 2,255 shares in
2003 and 2002                                       (22,239)            (22,266)

Total Shareholders' Equity                          171,444             174,642

Total Liabilities and Shareholders' Equity      $ 1,355,119        $  1,311,002

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                    Three Months Ended March 31,
                                                     2003                2002
                                                                       RESTATED
    Revenues:                                             (unaudited)

 Premiums, net                                  $     7,939         $     9,915

 Earned insurance charges                            10,608              10,825

 Net investment income                                9,043              10,434

 Real estate income                                     288                 613

 Net realized investment gains                        1,629                   1

 Other                                                  259                 452
                                                     29,766              32,240

Benefits and expenses:

 Policyholder benefits and expenses                   9,843              10,868

 Interest expense on contractholders
  deposit funds                                       7,339               7,985

 Amortization of present value of
  future profits of acquired businesses               1,114               1,085

 Amortization of deferred policy
  acquisition costs                                   2,632               2,009

 Litigation settlement                                2,915                   0

 Operating expenses                                   7,869               9,087
                                                     31,712              31,034
(Loss) income before federal income tax
 and cumulative effect of change in
 accounting principle                                (1,946)              1,206

Provision for federal income taxes                     (681)                624

(Loss) income before cumulative effect
 of change in accounting principle                   (1,265)                582

Cumulative effect of change in
 accounting principle                                     0              10,429

Net (Loss) Income                               $    (1,265)        $    11,011

              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                   Three Months Ended March 31,
                                                     2003              2002
                                                                     RESTATED
Net (Loss) Income Per Share                               (unaudited)

Basic:

Weighted average shares outstanding                   9,602               9,500

Basic earnings per share:

(Loss) income per share before cumulative
 effect of change in accounting principle       $     (0.13)        $      0.06

Cumulative effect of change in
 accounting principle                                  0.00                1.10

Basic earnings per share                        $     (0.13)        $      1.16

Diluted:

Common stock and common stock equivalents             9,602               9,575

Diluted earnings per share:

(Loss) income per share before cumulative
 effect of change in accounting principle       $     (0.13)        $      0.06

Cumulative effect of change in
 accounting principle                                  0.00                1.09

Diluted earnings per share                      $     (0.13)        $      1.15

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Three Months Ended March 31,
                                                     2003                2002
                                                                       RESTATED
                                                           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income                               $    (1,265)         $   11,011

Adjustments to reconcile net income to
 net cash used in operating activities:

Amortization of present value of future
 profits of acquired business                         1,114               1,085

Amortization of deferred policy
 acquisition costs                                    2,632               2,009

Depreciation                                            855                 554

Cumulative effect of change in
 accounting principle                                     0             (10,429)

Realized gain on investments                         (1,629)                 (1)

Changes in assets and liabilities:

Increase in accrued investment income                  (605)              2,252)

(Increase) decrease in agent advances
and other receivables                                (1,134)                818

Decrease in due premiums                                447                 550

Increase in deferred policy acquisition
 costs                                               (2,376)             (2,335)

Decrease (increase) in other assets                     874              (3,478)

Increase (decrease) in policy liabilities
 and accruals                                           271              (4,243)

Increase in other liabilities                         2,214                 176

Decrease in deferred federal income taxes            (1,991)             (1,828)

Net activity from trading securities                (20,071)                  0

Other, net                                              545                  76

Net cash used in operating activities           $   (20,121)        $    (8,287)

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                                                   Three Months Ended March 31,
                                                     2003                2002
                                                                       RESTATED
                                                           (unaudited)

  CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                     $   (127,344)        $   (27,395)

Real estate capitalized                                 (84)             (3,374)

Change in policy loans                                  727                 868

Proceeds from calls, maturities and
 sales of fixed maturities                          140,712              31,276

Net decrease in short-term investments                2,293              10,020

Purchase and retirement of property
 and equipment                                         (227)                (87)

Net cash provided by investing activities            16,077              11,308

CASH FLOW FROM FINANCING ACTIVITIES

Cash dividends to shareholders                         (483)                  0

Contractholder fund deposits                         12,632              12,518

Contractholder fund withdrawals                     (16,353)            (12,548)

Issuance of capital stock                                18                 194

Purchase of treasury stock                                0                (460)

Net cash used in financing activities                (4,186)               (296)

Net (decrease) increase in cash                      (8,230)              2,725

Cash and cash equivalents, beginning of year         24,975               7,094

Cash and cash equivalents, end of period        $    16,745         $     9,819

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data which was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with current year presentation.

The  consolidated   financial  statements  include  the  accounts  of  Financial
Industries   Corporation   ("FIC")  and  its  wholly-owned   subsidiaries.   All
significant intercompany items and transactions have been eliminated.

Other Comprehensive Income

The  following  is  a  reconciliation   of  the  change  in  accumulated   other
comprehensive income from December 31, 2002 to March 31, 2003 (in thousands):

                                Net
                                (unrealized)
                                gain                                    Total
                                (loss) on                               accu-
                                investments    Net                      mulated
                                in fixed       apprecia-                other
                                maturities     tion                     compre-
                                available      of equity                hensive
                                for sale       securities    Other      Income

Balance at December 31, 2002    $  6,601      $   (20)     $ (1,632)    $ 4,949

Current Period Change             (1,830)        (148)            0      (1,978)

Balance at March 31, 2003       $  4,771      $  (168)     $ (1,632)    $ 2,971

Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share:

March 31,                                           2003                2002
                                                                      Restated

(Amounts in thousands, except per share amounts)

BASIC:

Net (loss) income available to common
  shareholders                                     (1,265)              11,011

Weighted average common shares
  outstanding                                       9,602                9,500

Basic earnings per share                            (0.13)                1.16

DILUTED:

Net (loss) income available to common
  shareholders                                     (1,265)              11,011

Weighted average common shares
  outstanding                                       9,602                9,500

Common stock options                                    0                  318

Repurchase of treasury stock                            0                 (243)

Common stock and common stock
  equivalents                                       9,602                9,575

Diluted earnings per share                          (0.13)                1.15

Options to purchase 206,650 shares of common stock at prices ranging from $8.18 to $14.30 were outstanding at March 31, 2003, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where a loss from continuing operations was incurred.

Stock Option Plans and Other Equity Incentive Plans

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma income information is as follows (in thousands except for net income per share) for the three months ended March 31:


                                                   2003                  2002
                                                            RESTATED

Net (loss) income as reported                   $    (1,265)        $    11,011

Pro forma compensation expense,
  net of tax benefits                                     0                  37

Pro forma net (loss) income                     $    (1,265)        $    10,974

Net (loss) income per share:

  Basic as reported                             $     (0.13)        $      1.16

  Diluted as reported                           $     (0.13)        $      1.15

  Basic - Pro Forma                             $     (0.13)        $      1.16

  Diluted - Pro Forma                           $     (0.13)        $      1.15


Dividends Declared

On December 13, 2002, the Board of Directors met to review and amend the previously-adopted dividend policy of the Company. The Board adopted a new policy whereby it anticipates the payment of a dividend on a semi-annual basis; however, the new policy is designed to reflect a dividend based on the results of operations, capital requirements and similar financial criteria of the Company, rather than on the market price of the common stock of the Company. Pursuant to the new policy, the Board declared a dividend of $0.05 per common share payable on January 24, 2003 to record holders as of January 3, 2003

Trading Securities

FIC's trading securities consist of Collateralized Mortgage Obligations ("CMO's") of the type which are generally referred to as "inverse floaters" which have coupon rates that vary in an inverse relationship with a specified benchmark rate. The value of FIC's trading securities as of March 31, 2003 was $20.1 million. The change in the market value of trading securities during the period is included in net realized investment gains on the income statement. The change in market value included in income during the three months ended March 31, 2003 is $5,000. FIC did not have any trading securities at December 31, 2002.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections," as of April 2002. Among other changes, this Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS Statement No. 64,
"Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No.145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, the adoption of which did not materially affect FIC's results of operations, liquidity or financial position.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not materially affect FIC's results of operations, liquidity or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The statement amends SFAS No.123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 prescribes a specific tabular format for the pro forma disclosures required by SFAS No. 123 and requires their disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, SFAS No. 148 requires inclusion of these pro forma disclosures in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. FIC continues to account for its stock option plans under APB 25 and related interpretations as allowed by this statement. FIC has adopted the disclosure provisions of SFAS No. 148.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for decisions made (1) as part of the FASB's Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of SFAS No. 149 is not expected to materially affect FIC's results of operations, liquidity or financial position.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restatement

The financial statements as of and for the three month period ended March 31, 2002 have been restated. In the fourth quarter of 2002, the Company identified uncollectible receivables for which adequate allowance had not been made and policyholder benefits and expenses that were understated due to an interface error between the policy administration system and the general ledger. The Company extended its investigation to determine the years affected and expanded the scope of its review to include other areas, including certain adjustments that were deemed not material in prior years. As a result of this review, the financial statements for 2001 and 2000 and previously reported unaudited quarterly financial data were restated for the following items:

     1. Family Life (a wholly owned subsidiary of the Company) did not properly apply the accounting requirements of SFAS No. 87, "Employers' Accounting for Pensions," in accounting for its defined benefit pension plan. The Company had accounted for its pension expense on a cash basis. As a result, the Company had not properly recognized pension expense or benefit and had not recorded a prepaid pension asset in years prior to January 1, 2000.

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

     6. Present value of future profits amortization ha not reflected certain adjustments that reduced the present value of future profits asset.

     7. Certain death benefit and annuity benefit expenses incurred during the years ended 1999, 2000, 2001 and 2002 were not recorded due to an interface error between the Company's policy administration system and its general ledger.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSULIDATED FINANCIAL STATEMENTS (UNAUDITED)

     8. InterContinental Life Corporation ("ILCO") had been accounted for as an investment of the Company under the equity method of accounting prior to May 18, 2001 and consolidated after that date upon FIC's acquisition of ILCO's remaining outstanding shares. ILCO's financial statements also required adjustment for the following items:

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

                       FINANCIAL INDUSTRIES CORPORATION AN
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     Net income for the three months ended March 31, 2002 was decreased from amounts previously reported by $5,873,000 as a result of the restatement, as follows (in thousands except per share data):


                                             Three Months        Three Months
                                                 Ended              Ended
                                             March 31, 2002     March 31, 2002
                                             As Previously        As Restated
                                               Reported

Net income before cumulative effect of
change in accounting principle                  $     1,157         $       582

Cumulative effect of change in accounting
principle                                       $    15,727         $    10,429

Net income                                      $    16,884         $    11,011

Basic earnings per share:

Net income before cumulative effect of
change in accounting principle                  $      0.12         $      0.06

Cumulative effect of change in accounting
principle                                              1.66                1.10

Net income                                      $      1.78         $      1.16

Diluted earnings per share:

Net income before cumulative effect of
change in accounting principle                  $      0.12         $      0.06

Cumulative effect of change in accounting
principle                                              1.64                1.09

Net income                                      $      1.76         $      1.15

The change in net income for the three months ended March 31, 2002 was due to the following adjustments that increased (decreased) net income (in thousands):



                                                                   Three Months
                                                                       Ended
                                                                     March 31,
                                                                       2002

Premiums                                                            $         1

Policyholder benefits and expenses                                         (584)

Amortization of present value of future profits                             (15)

Amortization of deferred policy acquisition costs                           (86)

Provision for uncollectible receivables                                    (200)

Provision for deferred federal income taxes                                 309

Cumulative effect of change in accounting principle                      (5,298)

Net income                                                          $    (5,873)

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A summary of the effects of the restatement on the Company's consolidated balance sheet as of March 31, 2002 is as follows (in thousands):


                                                     As
                                                 Previously               As
                                                  Reported             Restated

ASSETS

Equity securities                               $        48         $     8,346

Invested real estate                                 64,029              67,049

   Total Investments                                739,454             750,772

Agency advances and other receivables                30,072              16,224

Property and equipment, net                           3,576                 798

Deferred policy acquisition costs                    81,191              77,952

Present value of future profits of
 acquired businesses                                 30,590              29,854

Other assets                                         17,553              18,676

Separate account assets                             388,480             380,714

   Total Assets                                 $ 1,359,257         $ 1,343,331

LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred federal income taxes                        29,090              24,051

Other liabilities                                     9,283              17,322

   Total liabilities                              1,165,873           1,168,872


Accumulated other comprehensive income                 (441)             (2,424)

Retained earnings                                   148,345             131,403

   Total shareholders' equity
    before treasury               stock             215,741             196,816

   Total shareholders' equity                       193,384             174,459

   Total liabilities and share-
    holders' equity                             $ 1,359,257         $ 1,343,331

The consolidated balance sheet as of March 31, 2002 was restated to reflect the following:


     * An increase of $8.3 million in FIC's investments in equity securities to properly reflect the market value of the Company's investment in the separate account;

     *    An increase  $3.0 million in invested  real estate  primarily due to a
          reclassification   of  certain  real  estate  expenditures  that  were
          classified as property and equipment;

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     * A decrease of $13.8 million in agency advances and other receivables primarily due to a write-off of uncollectible agent balances, a write-off of a reinsurance receivable, and a write-off of assets related to an interface error between the Company's policy administration system and its general ledger;


     * A decrease of $2.8 million in property and equipment primarily due to a reclassification of certain amounts classified as property and equipment to invested real estate and a write-off of assets that had not been depreciated since purchase;

     * A decrease of $3.2 million in deferred policy acquisition costs due to a revision of the factors used to calculate Family Life's deferred policy acquisition costs;

     * A decrease of $736,000 in present value of future profits of acquired businesses due to an adjustment in the calculation of this asset;

     * An increase of $1.1 million in other assets primarily related to the establishment of unrecorded pre- paid pension assets related to Family Life's and ILCO's pension plans;

     * A decrease of $7.8 million in separate account assets due to a reclassification of separate account assets to equity securities;

     * A decrease of $5.0 million in the liability for deferred federal income taxes as a result of the restatement adjustments described herein;

     * An increase of $8.0 million in other liabilities primarily related to an unreconciled difference between suspense account balances included in the Company's general ledger and those included in its policy administration system.

     * A decrease of $2.0 million of accumulated other comprehensive income due to the changes in the accounting treatment for the pre-paid pension asset and the separate account investment; and

     *    A  decrease  in  retained   earnings  of  $16.9  million  due  to  the
          restatement adjustments described herein.

Commitments and Contingencies

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such matters will not have a material impact on the financial statements.

Universal Life Litigation. On January 22, 2002, the Travis County District Court in Austin, Texas denied certification to a proposed nationwide class of plaintiffs who purchased certain universal life insurance policies from INA Life Insurance Company (which was merged into Investors Life in 1992). The lawsuit, which was filed in 1996 as a "vanishing premium" life insurance litigation, initially alleged that the universal life insurance policies sold to plaintiffs by INA Life Insurance Company utilized unfair sales practices. In April 2001, the plaintiffs filed an amended complaint, so as to include various post- sale allegations, including allegations related to the manner in which increases in the cost of insurance were applied, the allocation of portfolio yields to the universal life policies and changes in the spread between the earned rate and the credited rate. Plaintiffs' Motion for Class Certification was denied in its entirety.

Litigation Relating to the FIC/ILCO Merger. On the day that FIC and ILCO each publicly announced the formation of a special committee to evaluate a potential merger, two class action lawsuits were filed against ILCO, FIC and the officers and directors of ILCO. The action allege that a cash consideration in the proposed merger is unfair to the shareholders of ILCO, that it would prevent the ILCO shareholders from realizing the true value of ILCO, and that FIC and the named officers and directors had material conflicts of interest in approving the transaction. In their initial pleadings, the Plaintiffs sought certification of the cases as class actions and the named plaintiffs as class representatives, and among other relief, requested that the merger be enjoined (or, if consummated, rescinded and set aside) and that the defendants account to the class members for their damages. The defendants believe that the lawsuits are without merit and intend to vigorously contest the lawsuits. Management is unable to determine the impact, if any, that the lawsuits may have on the results of operations of the Company.

Subsequent Events

As previously reported in its Annual Report on Form 10-K for the year ended December 31, 2002, the Company filed a lawsuit against Roy F. Mitte ("Mitte"), The Roy F. and Joann Cole Mitte Foundation (the "Foundation") and Joann Mitte (collectively referred to as the "Defendants"). Mitte was the Chairman,
President  and  Chief   Executive   Officer  of  FIC  until  he  was  placed  on
administrative leave in August, 2002. The administrative leave, and the subsequent action by the Board of Directors in October, 2002 to terminate the employment agreement between FIC and Mitte, resulted from an investigation conducted by the FIC Audit Committee. Subsequent to the filing of the lawsuit, Mr. Mitte filed a counterclaim against the Company alleging that the Company breached the employment agreement between the Company and Mr. Mitte by refusing to pay Mitte the severance benefits and compensation provided for under the employment agreement and amendment thereto.

On May 15, 2003, the Company entered into a settlement agreement with the Defendants and Scott Mitte (a director of the Company and the son of Roy Mitte) (the "Mitte Parties"). Under the terms of the agreement the Mitte Parties released the Company from any past, present or future claims which they may have against the Company, including any claims which Roy Mitte may assert under the employment agreement. In addition, the Company agreed to release the Mitte Parties from any past, present or future claims which the Company may have against the Mitte Parties.

The settlement provides for payments by the Company to Roy Mitte of $1 million on June 1, 2003, $1 million on June 1, 2004 and $1 million on June 1, 2005, with a provision for acceleration of payments in the event of a change in control. The settlement agreement also includes provisions whereby, the Company agrees
(i) to use commercially reasonable efforts to locate a purchaser or purchasers of specified installments over a two year period of the 1,552,206 shares of FIC common stock owned by the Foundation during future periods set forth in the settlement agreement, at a price of $14.64 per share, (ii) to purchase (or, alternatively, locate a purchaser) on or before June 1, 2003 of the 39, 820 shares of FIC common stock owned by Roy Mitte and the 35,502 shares of common stock held in the ESOP account of Roy Mitte, at a price of $14.64 per share. The agreement also includes provisions related to the continuation of health insurance of Roy and Joann Mitte and payment for the cancellation of options held by Roy Mitte to purchase 6,600 shares of FIC common stock. The Company has recognized a charge of $2.9 million (before tax) in the first quarter of 2003 for amounts to be paid under the settlement agreement, representing the discounted amount of the non-interest bearing settlement.

As a condition of the obligations of the Company under the settlement agreement, the Mitte Parties agreed to grant a limited proxy to the persons named as proxies by FIC in any proxy statement filed by FIC with the SEC. With respect to the future shareholders meetings, the proxy may be voted "for" all nominees for the Board of Directors named on FIC's proxy statement, "against" any proposal by a person other than FIC for the removal of any members of the Board of Directors, "withheld" as to nominees for the Board of Directors proposed by any person other than FIC and "against" any proposal by any person other than FIC to amend the bylaws or articles of FIC. The proxy also extends to certain matters which may be proposed by FIC at the 2004 annual meeting of shareholders, or any later annual or special meeting, regarding changes in the ownership percentage required in order for a shareholder to call a special meeting of shareholders and the elimination of cumulative voting. The granting of the proxy is generally conditioned upon the performance of the scheduled purchases of the shares of FIC common stock owned by the Foundation.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion addresses the financial condition of Financial Industries Corporation ("FIC") as of March 31, 2003, compared with December 31, 2002, and its results of operations for the three months ended March 31, 2003, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in FIC's 10-K for the year ended December 31, 2002, to which the reader is directed for additional information.

                                  Restatement

In this Item 2, references to results for the quarter ended March 31, 2002 are to restated results. See the Notes to the Consolidated Financial Statements.


         Transactions Affecting Comparability of Results of Operations

In 2002, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $10.4 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the merger of InterContinental Life Corporation ("ILCO") with and into a subsidiary of FIC on May 18, 2001. The Company recorded this cumulative effect in conjunction with adopting Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," in the first quarter of 2002, as required by SFAS 141.

In the first quarter of 2003, net income was affected by a $2.9 million expense related to the settlement of the litigation between FIC, and Roy F. Mitte (the former Chairman and Chief Executive Officer of the Company), and the Roy F. and Joann Cole Mitte Foundation (see "Subsequent Events", herein, for a further description of this settlement, referred to as the "Mitte Settlement").


       Results of Operations - Three Months Ended March 31, 2003 and 2002

For the three-month period ended March 31, 2003, FIC's net loss was ($1.3) million (basic and diluted loss of ($0.13) per common share) on revenues of $29.8 million as compared to net income of $11.0 million (basic earnings of $1.16 per common share, or diluted earnings of $1.15 per common share) on revenues of $32.2 million in the first three months of 2002. Net income for the first three months of 2002, before the cumulative effect of change in accounting principle, was $0.6 million (basic and diluted earnings of $0.06 per common share).

Revenues.

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first three months of 2003, net of reinsurance ceded, was $7.9 million, as compared to $9.9 million in the first three months of 2002. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. The level of net collected premiums for traditional life insurance products at Family Life for the three months ending March 31, 2003 was $5.8 million, as compared to $7.4 million in the same period in 2002. The decrease in net collected premium is attributable to the decrease in the traditional life insurance book of business.

Income from universal life and annuity charges for the first three months of 2003 was $10.6 million, as compared to $10.8 million in the same period of 2002. The face amount of in force universal life policies was $5,210 million at March 31, 2002 as compared to $4,897 million at March 31, 2003.

Net investment income for the first three months of 2003 was $9.0 million as compared to $10.4 million in the same period of 2002. Net investment income was adversely affected by the decline in the level of interest income received from fixed income and short-term investments. This decline is attributable to lower interest rates during the period.

Real estate income is primarily earned from the leases on the buildings at River Place Pointe, an office complex in Austin, Texas which is owned and being developed by Investors Life. Real estate income was $288,000 for the three-month period ended March 31, 2003, as compared to $613,000 for the same period in 2002. The decrease in real estate income from the three months ended March 31, 2002 to the same period ended March 31, 2003 is due to the completion of the remainder of the buildings in River Place Pointe and the related expenses and depreciation of those buildings.

Net realized investment gains were $1.6 million in the first three months of 2003, as compared to $0.001 million in the first three months of 2002.

Benefits and Expenses.

Policyholder benefits and expenses were $9.8 million in the first three months of 2003, as compared to $10.9 million in the first three months of 2002. The decrease in policyholder benefits and expenses was primarily attributable to a decrease in reserves of $1.8 million offset by an increase in death benefits of $0.8 million.

Interest expense on contract holders deposit funds was $7.3 million in the first three months of 2003, as compared to $8.0 million in the same period of the year 2002. This expense is related to payment of interest to policyholders for cash values accumulated in their accounts. This decrease was due primary to the lowering of credited rates on these accounts

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are deferred policy acquisition costs ("DAC"). The expense related to the amortization of DAC was $2.6 million in the first three months of 2003, as compared to $2.0 million in the first three months of 2002. The amount not capitalized was recorded as an expense in the first quarter. See "Critical Accounting Policies, Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business" herein for a further discussion of capitalization of expenses related to acquiring new business.

In the first three months of 2003, the expense related to the amortization of present value of future profits of acquired business was $1.1 million as compared to $1.1 million in the first three months of 2002.

Operating expenses for the first three months of 2003 were $10.8 million, as compared to $9.1 million in the first three months of 2002. The level of operating expenses for the three month period ending March 31, 2003 included:
(i) expenses related to acquiring new business; (ii) $2.9 million related to the Mitte Settlement (see "Subsequent Events" for a further discussion of the Mitte Settlement); (iii) legal expenses related to litigation and proxy matters; and
(iv) fees paid to Salomon Smith Barney related to the matter set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003.

The provision for federal income taxes was ($0.7) million in the first three months of 2003 as compared to $0.6 million in the first three months of 2002. The decrease was due to the decrease in income for the three month period ended March 31, 2003 compared to the same period in 2002.

                         Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is an insurance holding company whose principal assets consist of the outstanding capital stock of its insurance subsidiaries - Family Life Insurance Company ("Family Life") and Investors Life Insurance Company of North America ("Investors Life"). As a holding company, FIC's ability to meet its cash requirements, pay interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiaries. Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval.

The ability of Family Life and Investors Life to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, their domiciliary state. Washington limits how and when Family Life and Investors Life can pay shareholder dividends by (a) including the "greater of" standard for payment of dividends to shareholders,
(b) requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and (c) requiring that cash dividends be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of : (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. Neither Investors Life nor Family Life paid any dividends during the first quarter of 2003. For the three month period ended March 31, 2003, Investors Life had earned surplus of $26.2 million and a net loss from operations of $0.6 million, and Family Life ad earned surplus of $2.2 million and a net gain from operations of $0.1 million.

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

FIC's cash and cash equivalents at March 31, 2003 was $16.7 million as compared to $25.0 million at December 31, 2002. The $8.3 million decrease in cash and cash equivalents at March 31, 2003 from December 31, 2002 was due primarily to reinvestment of cash into purchases of intermediate-and long-term bonds. Cash and cash equivalents at March 31, 2002 was $9.8 million. The increase in cash from March 31, 2002 to March 31, 2003 was primarily attributable to maturities and early redemptions of fixed income investments which resulted in an increased cash position pending reinvestments.

FIC's net cash flow used in operating activities was $20.1 million for the three month period ending March 31, 2003, as compared to $8.3 million used in operating activities for the same period in the year 2002. The increase in cash used in operating activities of $11.8 million from 2002 to 2003 was primarily attributable to $20.1 million of net activity from trading securities in the three-month period ending March 31, 2003, which was offset by changes in other assets and policy liabilities and accruals.

Net cash flow provided by investing activities was $16.1 million in the three month period ending March 31, 2003, as compared to $11.3 million provided by investing activities in the same period of 2002. The $4.8 million increase in cash provided by investing activities in 2003 from 2002 was due primarily to proceeds from calls, maturities and sales of fixed maturities.

Net cash flow used in financing activities was $4.2 million in the first three months of 2003, as compared to $0.3 million in the first three months of 2002. The increase in cash used in financing activities of $3.9 million is attributable to a dividend to shareholders of $0.5 million, as well as an increase of contractholder fund withdrawals of $3.8 million.

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of March 31, 2003 were $557.3 million, as compared to $557.5 million at March 31, 2002. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At March 31, 2003, the bulk of the liabilities for contractholder deposit funds on FIC's balance sheet, $415.9 million, were related to insurance products, as compared to only $141.4 million of annuity product liabilities.

The cash requirements of FIC, and its holding company subsidiary, Family Life Corporation, consist primarily of its service of the indebtedness created in connection with FIC's ownership of Family Life. As of March 31, 2003, the investment portfolio of Investors Life included $21.5 million of notes receivable from affiliates, represented by (i) a loan of $30 million by Investors Life to Family Life Corporation made in July 1993, in connection with the prepayment of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition of Family Life by a wholly- owned subsidiary of FIC, and (ii) a loan of $4.5 million by Investors Life to Family Life Insurance Investment Company made in July 1993, in connection with the same transaction described above.

The provisions of the notes owned by Investors Life include the following provisions: (a) the $30 million note provides for quarterly principal payments, in the amount of $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note is 9%, and (b) the $4.5 million note provides for quarterly principal payments, in the amount of $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note is 9%.

Due to the merger of InterContinental Life Corporation (which owns 100% of the outstanding stock of Investors Life) with a subsidiary of FIC on May 18, 2001, this indebtedness is not included as a liability on the consolidated financial statements of FIC. FIC's other liquidity requirements relate principally to the need for cash flow to meet operating expenses, as well as the liabilities associated with its insurance subsidiaries' various life insurance and annuity products.

In 2002, management reviewed the Company's liquidity to determine whether the cash, cash equivalents and short term investments of the Company were sufficient to meet the Company's needs for cash for operations, capital requirements and commitments. Based on such review, management has reduced the amount of dividends paid to shareholders, discontinued donations to the Roy F. and Joann Cole Mitte Foundation, and implemented plans to streamline the operations of the Company. Because of such review and subsequent initiatives set forth by management, management believes that the cash, cash equivalents and short term investments of FIC and its subsidiaries are sufficient to meet the needs of its business and to satisfy debt service. There are no trends, commitments or capital asset requirements that are expected to have an adverse effect on the liquidity of FIC.


                                   Investments

As of March 31, 2003, FIC's invested assets, excluding separate accounts, $821.5 million, compared to $761.2 million at December 31, 2002. The increase is primarily attributable to a $20 million increase in trading securities and an increase in fixed maturities available for sale of $45.1 million. There are no significant differences between the portfolio composition as of March 31, 2003 as compared to December 31, 2002 other than the addition of trading securities, which compromise 2.44% of the investment portfolio at March 31, 2003 as compared to 0% at December 31, 2003.

The assets held by FIC's life insurance subsidiaries must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade". The general investment objective of the Company emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. FIC determines the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for only $22,094 of invested assets as of March 31, 2003 and $26,049 of invested assets at December 31, 2002.

Fixed Maturity Securities

The Company's fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities and United States Government bonds. As of March 31, 2003, the market value of fixed maturities available for sale was $538.9 million as compared to an amortized cost of $528.4 million or an unrealized gain of $10.5 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. At December 31, 2002, the market value of the fixed maturities available for sale segment was $493.8 million as compared to an amortized cost of $479.4 million.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $223.2 million as of March 31, 2003 as compared to $175.4 million at December 31, 2002, and mortgage-backed pass-through securities of $66.8 million as of March 31, 2003 and $29.6 million at December 31, 2002. Mortgage-backed pass- through securities, sequential CMO's and support bonds, which comprised approximately 52.9% of the book value of FIC's mortgage-backed securities at March 31, 2003, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At March 31, 2003, PAC and TAC instruments and scheduled bonds represented approximately 32.8% of the book value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 14.3% of the book value of FIC's mortgage-backed securities at March 31, 2003. Additionally, the insurance subsidiaries make selected investments in CMOs of the inverse floater category. Such instruments, which are subject to strict quantitative and qualitative standards, carry a higher current interest rate which varies in an inverse relationship with a specified benchmark interest rate. The investment guidelines do not permit the purchase of CMOs which are interest only or principal only instruments. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. For the year 2003, the investment objectives of FIC's insurance subsidiaries include a strategy of reducing the concentration in short-term investments by making selected investments in a variety of medium-term CMO instruments.

The securities valuation office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. As of March 31, 2003, the majority of our bonds are investment grade (Category 1 and 2). The Company's fixed maturities portfolio (including short-term investments), included only a non-material amount of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated by the SVO as "3" (medium quality) or below.

Trading Securities

FIC's trading securities consist of CMOs of the type which are generally referred to as "inverse floaters" which have coupon rates that vary in an inverse relationship with a specified benchmark rate. The value of FIC's trading securities as of March 31, 2003 was $20.1 million. The change in the market value of trading securities during the period is included in net realized investment gains on the income statement. The change in market value included in income during the three months ended March 31, 2003 is $5,000. FIC did not have any trading securities at December 31, 2002.

Equity Securities

FIC's equity securities consist primarily of its investment in the separate account of Investors Life. As of March 31, 2003, the market value of FIC's equity securities was $6.1 million, as compared to $6.4 million at December 31, 2002. The decrease is related to a decline in the value of the underlying funds in the separate account.

Policy Loans

Policy loans totaled $45.9 million at March 31, 2003, as compared to $46.6 million at December 31, 2002.

Mortgage Loans

As of March 31, 2003, $7,000 was invested in mortgage loans, as compared to $17,000 at December 31, 2002. The Company does not make new mortgage loans on commercial properties.

Real Estate

Invested real estate at March 31, 2003 was $74.9 million as compared to $75.4 million at December 31, 2002. The real estate investment is primarily related to the development of the River Place Pointe project ("River Place Pointe") by Investors Life. In October 1998, Investors Life purchased River Place Pointe, which consisted of two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors Life obtained a Site Development Permit for the tracts from the City of Austin allowing for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. Construction on the second section of the project, which consists of three office buildings, an associated parking garage, and related infrastructure was completed in 2002.

As of March 31, 2003, Investors Life had invested $93.8 million in the construction of River Place Pointe, of which $19.6 million is recorded on FIC's balance sheet as real estate occupied by the Company. As of March 31, 2003, 226,039.5 rentable square feet of office space was leased to third party tenants and 273,497 rentable square feet was available for lease. According to the Federal Deposit Insurance Corporation's ("FDIC") National Edition of Regional Outlook, Fourth Quarter, 2002, the Austin office market vacancy rate (including sublease space available) was 27.2% as of September 30, 2002, the highest in the nation.

The Company views the River Place Pointe investment as a long term commitment. Based on this assumption, the Company has examined future anticipated cash flow on the development and has determined that the investment is not impaired.

Short-term investments

FIC's short-term investments consist primarily of U.S. Government bonds. The level of short-term investments at March 31, 2003 was $135.7 million, as compared to $137.9 million as of December 31, 2002.

                          Critical Accounting Policies

The financial statements contain a summary of FIC's critical accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of FIC's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include valuation of investments and deferred acquisition costs and present value of future profits. For the year 2002, the Company's critical accounting policies also included the cumulative effect of accounting changes regarding the goodwill acquired from the merger with ILCO.

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

Investments. The Company's investments primarily consist of fixed maturity securities, which include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed securities are based on quoted market prices or dealer quotes. Fixed maturities classified as "available for sale" are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Securities classified as trading are reported at fair value with changes in fair value credited or charged directly to income. Generally accepted accounting principles require that investments be written down to fair value when declines in value are considered other than temporary. When such impairments occur, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established.

Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business. The costs of acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are included in deferred policy acquisition costs ("DAC"). DAC is capitalized and then amortized to reflect an expense in relation to the projected stream of profits (for universal life and annuity products) or to the premium revenue (for traditional life products). Such projections require use of certain assumptions, including interest margins, product loads, mortality rates, persistency rates, and maintenance expense levels. Effective with respect to new business issued on and after January 1, 2002, the Company has capitalized DAC based on an updated analysis of its cost structure and assumptions as to product performance. Management periodically reviews the assumptions associated with the amortization models prospectively.

Present value of future profits of acquired business ("PVFP") are the costs associated with acquiring blocks of insurance from other companies or through the acquisition of other companies. PVFP is capitalized and amortized in a manner that matches these costs against the associated revenues.

For  a  further   discussion  of  accounting   standards,   see  New  Accounting
Pronouncements beginning on page 12, herein.


                                Subsequent Events

As previously reported in its Annual Report on Form 10-K for the year ended December 31, 2002, the Company filed a lawsuit against Roy F. Mitte ("Mitte"), The Roy F. and Joann Cole Mitte Foundation (the "Foundation") and Joann Mitte (collectively referred to as the "Defendants"). Mitte was the Chairman,
President  and  Chief   Executive   Officer  of  FIC  until  he  was  placed  on
administrative leave in August, 2002. The administrative leave, and the subsequent action by the Board of Directors in October, 2002 to terminate the employment agreement between FIC and Mitte, resulted from an investigation conducted by the FIC Audit Committee. Subsequent to the filing of the lawsuit, Mr. Mitte filed a counterclaim against the Company alleging that the Company breached the employment agreement between the Company and Mr. Mitte by refusing to pay Mitte the severance benefits and compensation provided for under the employment agreement and amendment thereto.

On May 15, 2003, the Company entered into a settlement agreement with the Defendants and Scott Mitte (a director of the Company and the son of Roy Mitte) (the "Mitte Parties"). Under the terms of the agreement the Mitte Parties released the Company from any past, present or future claims which they may have against the Company, including any claims which Roy Mitte may assert under the employment agreement. In addition, the Company agreed to release the Mitte Parties from any past, present or future claims which the Company may have against the Mitte Parties.

The settlement provides for payments by the Company to Roy Mitte of $1 million on June 1, 2003, $1 million on June 1, 2004 and $1 million on June 1, 2005, with a provision for acceleration of payments in the event of a change in control. The settlement agreement also includes provisions whereby, the Company agrees
(i) to use commercially reasonable efforts to locate a purchaser or purchasers of specified installments over a two year period of the 1,552,206 shares of FIC common stock owned by the Foundation during future periods set forth in the settlement agreement, at a price of $14.64 per share, (ii) to purchase (or, alternatively, locate a purchaser) on or before June 1, 2003 of the 39, 820 shares of FIC common stock owned by Roy Mitte and the 35,502 shares of common stock held in the ESOP account of Roy Mitte, at a price of $14.64 per share. The agreement also includes provisions related to the continuation of health insurance of Roy and Joann Mitte and payment for the cancellation of options held by Roy Mitte to purchase 6,600 shares of FIC common stock. The Company has recognized a charge of $2.9 million (before tax) in the first quarter of 2003 for amounts to be paid under the settlement agreement, representing the discounted amount of the non- interest bearing settlement.

As a condition of the obligations of the Company under the settlement agreement, the Mitte Parties agreed to grant a limited proxy to the persons named as proxies by FIC in any proxy statement filed by FIC with the SEC. With respect to the future shareholders meetings, the proxy may be voted "for" all nominees for the Board of Directors named on FIC's proxy statement, "against" any proposal by a person other than FIC for the removal of any members of the Board of Directors, "withheld" as to nominees for the Board of Directors proposed by any person other than FIC and "against" any proposal by any person other than FIC to amend the bylaws or articles of FIC. The proxy also extends to certain matters which may be proposed by FIC at the 2004 annual meeting of shareholders, or any later annual or special meeting, regarding changes in the ownership percentage required in order for a shareholder to call a special meeting of shareholders and the elimination of cumulative voting. The granting of the proxy is generally conditioned upon the performance of the scheduled purchases of the shares of FIC common stock owned by the Foundation.

A copy of the settlement agreement is attached hereto as an exhibit.


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

The primary market risk to the Company's investment portfolio is interest rate risk. The Company's investment portfolio includes $20.1 million of "inverse floater" CMOs. These contain a derivative which is "embedded" in the financial instrument. Changes in the market value of the entire securities, including the embedded derivatives, are recorded in the income statement each period as these securities have been classified as trading securities.

     Interest Rate Risk The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $24.4 million at March 31, 2003 and $16.6 million at December 31, 2002. For purposes of the foregoing estimate, fixed maturities, including fixed maturities available for sale and trading securities, and short-term investments were taken into account. The market value of such assets was $694.7 million at March 31, 2003 and $632.8 million at December 31, 2002.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $290.0 million at March 31, 2003 and $205.4 million at December 31, 2002. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $9.9 million at March 31, 2003 and $4.7 million at December 31, 2002.

Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders.

The Company generally does not use derivative financial instruments to manage our exposure to fluctuations in interest rates. However, the Company's investments in inverse floater CMO's at March 31, 2003 described above have a coupon rate which varies in an inverse relationship with a specified benchmark rate.

The hypothetical effect of the interest rate risk on fair values was estimated by applying a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.


Item 4. Controls and Procedures

The chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date within 90 days prior to the filing date of this report. Based on that evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its subsidiaries is made known to such officers in a timely manner for inclusion in the Company's periodic filings with the SEC.

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

     Litigation Relating to the FIC/ ILCO Merger. There have been no material developments since the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2002.

     Litigation Relating to Former Chairman and CEO. For an update of material developments which have occurred since the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2002, see "Part I. - Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Subsequent Events".

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


Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the first quarter of 2003.

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               99.1 Certification of Chief Executive  Officer of FIC pursuant to
                    18 U.S.C. Section 1350.

               99.2 Certification of Chief Financial  Officer of FIC pursuant to
                    18 U.S.C. Section 1350.

               10.1 Compromise  Settlement  Agreement and Mutual  Release in the
                    litigation entitled Financial Industries Corporation v. The Roy F. and Joann Cole Mitte Foundation, Roy F. Mitte, and Joann Cole Mitte, Civil Action No. A03 CA 033 SS, in the United States District Court for the Western District of Texas, Austin Division.

          (b) Reports on Form 8-K

               (i) On January 28, 2003, the Registrant filed a Current Report on Form 8-K. The current report referred to a press release issued January 27, 2002 by the Company, which announced that the Company had retained Salomon Smith Barney to explore strategic alternatives for the Company, including continuing the business plan of new management, consideration of a proposal to purchase some or all of FIC's outstanding stock, the sale, merger or consolidation of the Company, or any other alternatives that Salomon believed should be considered.

               (ii) On February 3, 2003, the  Registrant  filed a Current Report on Form 8-K. The current report referred to a press release issued January 31, 2002 by the Company, which announced plans to implement new technology projects.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FINANCIAL INDUSTRIES CORPORATION



    /s/ Eugene E. Payne
_____________________________________
Eugene E. Payne
President and Chief Executive Officer




    /s/ George M. Wise, III
_____________________________________
George M. Wise, III
Chief Financial Officer



Date:   May 15, 2003

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



Date: May 15, 2003                              By:/s/ Eugene E. Payne
                                                ________________________________
                                                Eugene E. Payne
                                                Chief Executive Officer

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



Date: May 15, 2003                              By:   /s/ George M. Wise, III
                                                   _____________________________
                                                   George M. Wise, III
                                                   Chief Financial Officer