Form 10-Q/A
period 2003-03-31
FINANCIAL INDUSTRIES CORP
filed 2003-05-16
CIK 35733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

This Amendment No. 1 to Financial Industries Corporation's ("FIC") Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the "Quarterly Report") is being filed for the purpose of attaching Exhibit 10.1, Compromise Settlement Agreement and Mutual Release in the litigation entitled Financial Industries Corporation v. The Roy F. and Joann Cole Mitte Foundation, Roy F. Mitte, and Joann Cole Mitte, Civil Action No. A03 CA 033 SS, in the United States District Court for the Western District of Texas, Austin Division.
Exhibit 10.1 was disclosed on Item 6(a) - Exhibits, however the exhibit was inadvertently omitted from the filing of the Quarterly Report on May 15, 2003.

Item 6.

          (a)  Exhibits

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its quarterly report for the period ended March 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.



FINANCIAL INDUSTRIES CORPORATION



      /s/ Eugene E. Payne

Eugene E. Payne
President and Chief Executive Officer



     /s/ George M. Wise, III

George M. Wise, III
Chief Financial Officer



Date:   May 15, 2003