Form 10-Q
period 2003-06-30
FINANCIAL INDUSTRIES CORP
filed 2003-08-14
CIK 35733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2003
                          Commission File Number 0-4690


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

         YES [X]           NO  [  ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [X]     NO  [  ]

Number of common  shares  outstanding,  $0.20 par  value,  as of June 30,  2003:
9,567,211.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                      Page No.



Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
         June 30, 2003 and December 31, 2002................................ 4

Consolidated Statements of Income
         For the three and six month periods ended
         June 30, 2003 and June 30, 2002, as restated....................... 6

Consolidated Statements of Cash Flows
         For the six month periods ended
         June 30, 2003 and June 30, 2002, as restated...................... 10

Notes to Consolidated Financial Statements................................. 12

Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.................... 33

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk ............................................. 46

Item 4.  Controls and Procedures........................................... 47

Part II

Other  Information......................................................... 48

Signature  Page............................................................ 51

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                June 30,            December 31,
                                                 2003                  2002
ASSETS                                        (unaudited)

Investments:

Fixed maturities held to maturity, at
amortized cost (market value
approximates $31 and $1,069 at
June 30, 2003 and December 31, 2002,
respectively)                                   $        29       $      1,090

Fixed maturities available for sale, at
market value (amortized cost of
$590,407 and $479,433 at June 30, 2003
and December 31, 2002,respectively)                 604,220            493,827

Trading securities, at market value                  19,995                  0

Equity securities, at market value (cost
approximates $6,348 and $6,381 at June
30, 2003 and December 31, 2002, respectively)         7,023              6,351

Policy loans                                         45,033             46,607

Mortgage loans                                            0                 17

Invested real estate                                 74,569             75,393

Short-term investments                               29,349            137,944

        Total investments                           780,218            761,229

Cash and cash equivalents                             9,239             24,975

Accrued investment income                             8,802              8,308

Agency advances and other receivables                18,549             19,728

Reinsurance receivables                              12,743             12,330

Due and deferred premiums                            11,394             11,981

Real estate occupied by Company                      19,495             19,702

Property and equipment, net                           1,776              1,367

Deferred policy acquisition costs                    76,375             77,210

Present value of future profits of
acquired businesses                                  21,764             23,796

Other assets                                         20,206             15,739

Separate account assets                             348,194            334,637

     Total Assets                               $ 1,328,755        $ 1,311,002

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                June 30,            December 31,
                                                 2003                  2002
LIABILITIES AND SHAREHOLDERS' EQUITY          (unaudited)



Liabilities:

Policy liabilities and contractholder
deposit funds:

Contractholder deposit funds                    $   562,616       $    557,466

Future policy benefits                              168,490            172,008

Other policy claims and benefits payable             14,027             17,035
                                                    745,133            746,509

Deferred federal income taxes                        23,518             25,814

Notes payable                                        15,000                  0

Other liabilities                                    26,574             29,400

Separate account liabilities                        348,194            334,637

Total Liabilities                                 1,158,419          1,136,360

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 25,000
shares authorized in 2003 and 2002,
12,363 and 11,856 shares issued in
2003 and 2002, 9,566 and 9,601 shares
outstanding in 2003 and 2002                          2,474              2,372

Additional paid-in capital                           67,562             66,541

Unearned compensation                                (2,368)                 0

Accumulated other comprehensive income                5,385              4,949

Retained earnings                                   121,275            123,046
                                                    194,328            196,908

Common treasury stock, at cost, 2,797
and 2,255 shares in 2003 and 2002                   (23,992)           (22,266)

Total Shareholders' Equity                          170,336            174,642

Total Liabilities and Shareholders' Equity      $ 1,328,755        $ 1,311,002

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)


                                                  Three Months Ended June 30,
                                                     2003           2002
                                                                  RESTATED

Revenues:

 Premiums                                       $     7,612        $     8,996

 Net investment income                               10,634              9,376

 Real estate income                                     629                712

 Net realized investment gains                          360                  4

 Earned insurance charges                            10,180             10,676

 Other                                                  631                238
                                                     30,046             30,002
Benefits and expenses:

Policyholder benefits and expenses                   10,054             11,531

Interest expense on contract holders deposit funds    7,310              7,109

Amortization of present value of future profits
of acquired businesses                                1,060              1,275

 Amortization of deferred policy acquisition costs    2,641              2,310

 Operating expenses                                   9,681              7,897

 Interest expense                                        79                  0
                                                     30,825             30,122

Loss before federal income tax                         (779)              (120)

Provision for federal income taxes                     (272)               127

Net loss                                        $      (507)       $      (247)

              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)


                                                  Three Months Ended June 30,
                                                     2003           2002
Net Loss Per Share                                                RESTATED

Basic:

Weighted average shares outstanding                   9,593              9,541

Basic earnings per share:

Basic earnings per share                        $     (0.05)       $     (0.03)

Diluted:

Common stock and common stock equivalents             9,593              9,541

Diluted earnings per share:

Diluted earnings per share                      $     (0.05)       $     (0.03)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                Six  Months Ended June 30,
                                                     2003           2002
                                                                  RESTATED

Revenues:

 Premiums                                       $    15,551        $    18,912

 Net investment income                               19,677             19,810

 Real estate income                                     917              1,325

 Net realized investment gains                        1,990                  5

 Earned insurance charges                            20,598             21,501

 Other                                                  889                690
                                                     59,622             62,243
Benefits and expenses:

Policyholder benefits and expenses                   19,706             22,399

Interest expense on contract holders
deposit funds                                        14,649             15,094

Amortization of present value of future
profits of acquired business                          2,174              2,361

Amortization of deferred policy acquisition
costs                                                 5,273              4,320

Litigation settlement                                 2,915                  0

Operating expenses                                   17,550             16,983

Interest expense                                         79                  0

Total                                                62,346             61,157

Income (loss) before federal income tax and
cumulative effect of change in accounting principle  (2,724)             1,086

Provision for federal income taxes                     (953)               751

Income (loss) before cumulative effect of
change in accounting principle                       (1,771)               335

Cumulative effect of change in accounting principle       0             10,429

Net (Loss) Income                               $    (1,771)       $    10,764

                 The accompanying notes are an integral part of
                         these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                     Six Months Ended June 30,
                                                   2003             2002
Net Income (Loss) Per Share                                       RESTATED

Basic:

Weighted average shares outstanding                   9,598              9,515

Basic earnings per share

Income (loss) per share before cumulative
effect of change in accounting principle        $     (0.18)       $      0.03

Cumulative effect of change in accounting
principle                                                 0               1.10

Basic earnings per share                        $     (0.18)       $      1.13

Diluted:

Common stock and common stock equivalents             9,598              9,594

Diluted earnings per share

Income (loss) per share before cumulative effect
of change in accounting principle               $     (0.18)       $      0.03

Cumulative effect of change in accounting principle       0               1.09

Diluted earnings per share                      $     (0.18)       $      1.12

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                     Six Months Ended June 30,
                                                     2003           2002
                                                                  RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income                               $   (1,771)        $    10,764

Adjustments to reconcile net income to
net cash provided by operating activities:

Amortization of present value of future
profits of acquired business                         2,174               2,361

Amortization of deferred policy acquisition costs    5,273               4,320

Depreciation                                         1,760               1,282

Cumulative effect of change in accounting principle      0             (10,429)

Realized gain on investments                        (1,990)                  0

Changes in assets and liabilities:

(Increase) decrease in accrued  investment income     (494)                176

Decrease (increase) in agent advances and other
receivables                                            924              (5,152)

Decrease in due and deferred premiums                  587                 859

Increase in deferred policy acquisition costs       (4,383)             (5,006)

Increase in other assets                               (37)             (2,489)

(Decrease) increase in policy liabilities
and accruals                                          (243)              3,463

Increase in other liabilities                        4,258               2,237

Decrease in deferred federal income taxes           (2,285)             (2,159)

Net activity from trading securities               (19,995)                  0

Other, net                                             540                 916

Net cash (used in) provided by operating
activities                                      $  (15,682)        $     1,143

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                            (in thousands, unaudited)


                                                     Six Months Ended June 30,
                                                     2003           2002
                                                                  RESTATED
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                      $ (332,392)       $   (106,587)

Real estate capitalized                               (439)            (10,380)

Proceeds from sales and maturities of
fixed maturities                                   214,302             115,313

Net change in policy loans                           1,574               1,597

Net change in short-term investments               108,595              11,840

Net change in property and equipment                  (411)               (175)

Acquisition of subsidiaries, net of cash
acquired                                            (4,037)                  0

Net cash (used in) provided by investing
activities                                         (12,808)             11,608

CASH FLOW FROM FINANCING
ACTIVITIES

Dividends Paid                                        (483)             (2,207)

Contractholder fund deposits                        29,738              25,628

Contractholder fund withdrawals                    (30,871)            (36,379)

Issuance of common capital stock                     1,123                 989

Purchase of treasury stock                          (1,753)               (460)

Proceeds from bank borrowings                       15,000                   0

Net cash provided by (used in) financing
activities                                          12,754             (12,429)

Net (decrease) increase in cash                    (15,736)                322

Cash, beginning of year                             24,975               7,094

Cash, end of period                             $    9,239         $     7,416

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                           (in thousands, unaudited)


Supplemental Schedule of Noncash Investing and Financing Activities

In June 2003, the Company purchased all of the capital stock of the New Era Marketing companies (as defined and described in Note 6) for $4.2 million in cash and consideration in the form of restricted FIC common stock of $0.6 million. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:


Estimated fair value of assets acquired                 $5.0 million


Estimated fair value of liabilities assumed             $0.2 million

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data which was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with current year presentation. All adjustments made to the interim periods are of a normal recurring nature, except for the 2002 restatement described in Note 9.

The  consolidated   financial  statements  include  the  accounts  of  Financial
Industries   Corporation   ("FIC")  and  its  wholly-owned   subsidiaries.   All
significant intercompany items and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year presentation.

1.   Other Comprehensive Income

The  following  is  a  reconciliation   of  the  change  in  accumulated   other
comprehensive income from December 31, 2002 to June 30, 2003 (in thousands):


                                Net
                                unrealized
                                gain (loss)
                                on invest-
                                ments in                                        Total
                                fixed           Net                             accumulated
                                maturities      appreciation                    other com-
                                available       of equity                       prehensive
                                for sale        securities      Other           income

Balance at December 31, 2002    $  6,601        $    (20)       $ (1,632)       $  4,949
Current Period Change               (250)            459             227             436
Balance at June 30, 2003        $  6,351        $    439        $ (1,405)       $  5,383

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.   Earnings per Share

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share amounts):



                                                    Three months ended                Six months ended
                                                         June 30,                         June 30,
                                                    2003          2002              2003          2002
                                                                Restated                        Restated
BASIC:

Net (loss) income available to common
shareholders                                    $    (507)      $    (247)       $  (1,771)     $   10,764

Weighted average common shares outstanding          9,593           9,541            9,598           9,515

Basic earnings per share                        $   (0.05)      $   (0.03)       $   (0.18)     $     1.13

DILUTED:

Net (loss) income available to common
shareholders                                    $   (507)       $    (247)       $  (1,771)     $   10,764

Weighted average common shares outstanding         9,593            9,541            9,598           9,515

Common stock options                                   0                0                0             295

Repurchase of treasury stock                           0                0                0            (216)

Common stock and common stock equivalents          9,593            9,541            9,598           9,594

Diluted earnings per share                      $  (0.05)       $   (0.03)       $   (0.18)     $     1.12


Options to purchase 202,250 shares of common stock at prices ranging from $8.18 to $14.30 were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where a loss from continuing operations was incurred.

3.   Stock Option Plans and Other Equity Incentive Plans

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma income information is as follows (in thousands except for net income per share) for the three and six months ended June 30:



                                            Three months ended            Six months ended
                                                 June 30,                       June 30,
                                           2003            2002           2003            2002
                                                         RESTATED                       RESTATED

Net (loss) income as reported           $   (507)       $   (247)       $ (1,771)       $ 10,764

Pro forma compensation expense,
net of tax benefits                            0              39               0              76

Pro forma net (loss) income             $   (507)       $   (286)       $ (1,771)       $ 10,688

Net (loss) income per share:

  Basic as reported, restated           $  (0.05)       $  (0.03)       $  (0.18)       $   1.13

  Diluted as reported, restated         $  (0.05)       $  (0.03)       $  (0.18)       $   1.12

  Basic - Pro Forma                     $  (0.05)       $  (0.03)       $  (0.18)       $   1.12

  Diluted - Pro Forma                   $  (0.05)       $  (0.03)       $  (0.18)       $   1.11

4.   Dividends Declared

The Board declared a dividend of $0.05 per common share payable on January 24, 2003 to record holders as of January 3, 2003.

5.   Trading Securities

FIC's trading securities consist of Collateralized Mortgage Obligations ("CMO's") of the type which are generally referred to as "inverse floaters" which have coupon rates that vary in an inverse relationship with a specified benchmark rate. The value of FIC's trading securities as of June 30, 2003 was $20.0 million. The change in the market value of trading securities during the period is included in net realized investment income on the income statement. The change in market value included in income during the three and six months ended June 30, 2003 is $ 756,000 and $761,000, respectively. FIC did not have any trading securities at December 31, 2002.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


6.   Acquisition of Subsidiaries and Related Transactions

On June 5, 2003, FIC, through a subsidiary, acquired three companies in the secondary education financial services market. Each of the three transactions is described below. In connection with the acquisitions, FIC, or its subsidiaries, entered into the transactions which are described below:

     A.   Acquisition of Marketing Companies:

A newly created subsidiary of FIC, FIC Financial Services, Inc. ("FICFS") acquired all of the issued and outstanding capital stock of: (i) Total Consulting Group, Inc. ("TCG"), (ii) JNT Group, Inc. ("JNT") and (iii) three companies collectively referred to as "Paragon" - Paragon Benefits, Inc., The Paragon Group, Inc., and Paragon National, Inc. (collectively the "New Era Marketing Companies"). The Acquisitions were consummated pursuant to three separate Stock Purchase Agreements by and among the parties. The effective date of the acquisitions is May 30, 2003.

The consideration paid by FICFS for the purchase of TCG was $1,984,824 in cash and 97,417 shares of restricted common stock of FIC. The value assigned to the restricted common stock was $1,327,794 and was based on the 10-day average price of FIC common stock as of two days prior to the effective date of the acquisition. The restricted common stock is subject to a lock-up period of 12 months for shareholders other than two key employees of TCG. The restricted common stock issued to two key employees of TCG is locked-up pursuant to a three-year vesting schedule, which is subject to the continued employment of the employees under employment agreements between the employees and FICFS. The value of the restricted common stock issued to the two key employees will be recognized as compensation expense over the vesting period.

The consideration paid by FICFS for the purchase of JNT was $514,583 in cash and 17,899 shares of restricted common stock of FIC. The value assigned to the restricted common stock was $243,964 and was based on the 10-day average price of FIC common stock as of two days prior to the effective date of the acquisition. The restricted stock portion of the consideration is subject to a three-year vesting restriction based on the three-year employment agreement entered into by and between FICFS and one key employee of JNT. The value of the restricted common stock issued to the key employee will be recognized as compensation expense over the vesting period.

The consideration paid by FICFS for the purchase of Paragon was $1,410,750 in cash and 105,593 shares of restricted common stock of FIC. The value assigned to the restricted common stock was $1,439,233 and was based on the 10-day average price of FIC common stock as of two days prior to the effective date of the acquisition. A portion of the restricted stock consideration is subject to a vesting restriction based on the employment agreements entered into by and between FICFS and three key employees of Paragon. A portion of the restricted stock is subject to forfeiture if certain business targets are not met. The value of the restricted common stock issued to the key employees will be recognized as compensation expense over the vesting period.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results of operations of the New Era Marketing Companies are included in the Consolidated Statement of Income from the effective date of the acquisitions (May 30, 2003). The pro forma results as if FIC had acquired the New Era Marketing Companies on January 1, 2003 are as follows (in thousands except per share amounts):

                                    Three Months              Six Months
                                   Ending June 30,          Ending June 30,
                                       2003                      2003
--------------------------      ------------------      ------------------------
Revenues                           $   30,625                $   60,774
Net income                         $     (525)               $   (1,824)
Basic earnings per share           $    (0.05)               $    (0.19)
Diluted earnings per share         $    (0.05)               $    (0.19)
--------------------------      ------------------      ------------------------

The pro forma information for the corresponding 2002 periods is not provided as it is not practicable to obtain.

The acquisition of the New Era Marketing Companies has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). This statement requires that FIC estimate the fair value of assets acquired and liabilities assumed by the Company as of the date of the acquisition and allocate the purchase price to those assets and liabilities. The purchase price paid for the New Era Marketing Companies (including transaction fees and excluding contingent consideration amounts accounted for as compensation as described above) was $4,239,591 in cash and 41,889 shares of restricted common stock of FIC with an estimated value of $570,947. FIC has not finalized the allocation of the purchase price as of June 30, 2003. An estimation of this allocation was prepared and included as part of these financial statements. The purchase price has been allocated as follows:
$116 thousand to cash, $158 thousand to agency advances and other receivables, $288 thousand to property, plant and equipment, $28 thousand to other assets, $182 thousand to other liabilities and $4.4 million to goodwill and other intangibles (included in other assets).

     B.   Marketing Agreement:

In addition to the acquisitions described above, and the establishment of FICFS as a wholly-owned subsidiary of FIC, the life insurance company subsidiaries of FIC (Investors Life Insurance Company of North America ("Investors Life"), and Family Life Insurance Company ("Family Life") entered into a marketing agreement with Equita Financial and Insurance Services of Texas, Inc. ("Equita"), a Dallas-based company engaged in the marketing and sale of insurance policies, annuity contracts and related financial products. Under the terms of the agreement, Equita was granted an exclusive appointment to market products underwritten by Investors Life and Family Life ("Products") to individuals in the "senior market" (individuals over the age of fifty-five) (the "Exclusive Market"). The appointment is for a ten-year period; however, the exclusive rights of Equita terminate unless certain production targets are met.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     C. Stock Purchase and Option Agreement - American Physicians Service Group, Inc. ("APS"):

In consideration of the role that APS served in having brought the opportunity to acquire the New Era Marketing Companies to FIC and APS's intention to actively assist FIC in promoting FIC's business plan; FIC sold 27,395 shares of its common stock, par value $.20 ("Common Stock") per share to APS, at a purchase price of $14.64 per share. These shares represent a portion of the shares that FIC recently purchased from Roy F. Mitte (former Chairman and Chief Executive Officer of FIC) pursuant to the provisions of the previously announced settlement of the litigation between FIC, Mitte family members, and the Mitte Foundation (the "Settlement Agreement"). In addition, FIC granted to APS an option to acquire up to 323,000 shares of Common Stock at a per share exercise price equal to $16.42 per share, but only if "Qualifying Premiums" for the "Determination Period" exceed $200,000,000. The Qualifying Premiums requirement refers, with certain exceptions, to the amount of premiums collected for life insurance and annuity products marketed through FICFS, the newly-established subsidiary of FIC which purchased the New Era Marketing Companies and includes premiums received by FIC's life insurance subsidiaries in connection with the Equita Marketing Agreement described above. The Determination Period means the period beginning on July 1, 2003 and ending on December 31, 2005. Unless earlier exercised, the option expires on December 31, 2006. The fair value of the options at the date the Qualifying Premium targets, if met, are achieved will be recognized as expense at that date in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     D. Stock Purchase and Option Agreement - Equita Financial and Insurance Services of Texas, Inc. ("Equita"):

In consideration of the role which Equita served in having brought the opportunity to acquire the New Era Marketing Companies to FIC and Equita's intention to assist FIC in the implementation of its business plan through the marketing agreement described above, FIC granted to Equita an option to acquire up to 169,000 shares of Common Stock at a per share exercise price equal to $16.42 per share, but only if "Qualifying Premiums" for the "Determination Period" exceed $200,000,000. The definitions of Qualifying Premiums and Determination Period are the same as those for the option granted to APS with respect to the base option only. In addition, FIC granted to Equita an additional option to purchase up to 158,000 shares of Common Stock at a per share exercise price equal to $16.42 per share, but only at the rate of 10,000 shares for each $10,000,000 increment by which Qualifying Premiums for the Determination Period exceed $200,000,000. Unless earlier exercised, the options granted to Equita expire on December 31, 2006. The fair value of the options at the date the Qualifying Premium targets, if met, are achieved will be recognized as expense in accordance with SFAS No. 123 and EITF 96-18 at that date.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     E.   Employment Agreement and Option Agreement - William P. Tedrow:

In order to implement its business plan for the New Era Marketing Companies, FIC appointed William P. Tedrow as President of FICFS and a Vice President of FIC. FIC and Mr. Tedrow entered into an employment agreement, for a term ending March 31, 2009. In addition, the agreement provides Mr. Tedrow with a 6% stock interest in FICFS subject to a right of repurchase by FIC and a lump sum payment of $400,000 for Mr. Tedrow's efforts in organizing and integrating the New Era Marketing Companies to FIC. The lump sum payment has been included as an expense in the Consolidated Income Statement for the three months ended June 30, 2003.

The restricted stock interest is subject to repurchase by FIC on December 31, 2008, or earlier upon termination of the employment agreement or the termination of the employment of Mr. Tedrow. The repurchase price is based upon the valuation of FICFS and an actuarial valuation of the block of insurance and annuity policies produced by or through FICFS; provided, however, if the repurchase is made in connection with the termination of Mr. Tedrow's employment for cause, or if Mr. Tedrow terminates his employment without good reason (as defined in the agreement), the repurchase price is limited to $10. If the repurchase price exceeds $5 million, FIC may, in lieu of paying such excess in cash, deliver to Mr. Tedrow a subordinated note of FIC, such note to be for a ten-year term, with equal payments of principal and interest on a semi-annual basis, and bearing interest at the then- prevailing rate for ten-year U.S.Treasury notes, plus 2.5%. A liability equal to the estimated fair value of the repurchase obligation to Mr. Tedrow will be estimated at each reporting date with changes in the fair value of the obligation recorded in earnings in each reported period. The estimated fair value of the repurchase obligation at June 30, 2003 was $0.

In addition, FIC granted to Mr. Tedrow an option to purchase up to 150,000 shares of Common Stock at a per share exercise price of $13.07, but only if "Qualifying Premiums" for the "Determination Period" exceed $200,000,000. The definitions of Qualifying Premiums and Determination Period are the same as those for the option granted to APS described above. Unless earlier exercised, the options expire on December 31, 2006, or earlier in the event of the termination of Mr. Tedrow's employment for cause or if he terminates his employment without good cause. The options granted to Mr. Tedrow are being accounted for in accordance with APB 25 and FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25." No expense related to the options granted to Mr. Tedrow was recognized in the three months ended June 30, 2003.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7.   Notes Payable

In May 2003, FIC issued $15,000,000 aggregate principal amount of Floating Rate Senior Notes due 2033 (the "Senior Notes") and entered into a Senior Notes Subscription Agreement ("Subscription Agreement") with InCapS Funding I, Ltd. ("InCapS"), wherein InCapS agreed to purchase the Senior Notes. The Senior Notes were issued on May 22, 2003 pursuant to an indenture between FIC and Wilmington Trust Company, as Trustee (the "Indenture"). Sandler O'Neill & Partners, L.P. acted as the placement agent for the Senior Notes under the terms of a placement agreement dated May 13, 2003 (the "Placement Agreement", and collectively the Subscription Agreement, Indenture and Placement Agreement are referred to as the "Operative Documents").

The principal amount of the Senior Notes is to be paid on May 23, 2033 and interest shall be paid quarterly, beginning on August 23, 2003, at the rate of 4.20% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to May 2008). FIC may redeem the Senior Notes at any time on or after May 23, 2008 by payment of 100% of the principal amount of the Senior Notes being redeemed plus unpaid interest accrued to the payment date. In accordance with the terms of the Operative Documents, the entire principal and any interest accrued, but unpaid, may become immediately due and payable upon an event of default, which includes: failure to pay interest within 30 days of any due date; failure to pay principal when due; the bankruptcy or insolvency of FIC; or the merger of FIC or sale of all or substantially all of FIC's assets unless the successor entity to a merger is a United States corporation (or a foreign corporation which agrees to be bound by certain tax provisions included in the Indenture). The Operative Documents also place certain limitations on the offer or sale of securities of FIC, if such offer or sale would render invalid the Senior Notes' exemption from the registration requirements of the Securities Act of 1933; and further restrict, for a two year period, purchases of senior notes which are restricted securities.

Proceeds from the Senior Notes were used to fund the acquisition of the New ERA Marketing Companies (See Note 6) and to pay down intercompany payables.

8.   New Accounting Pronouncements

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

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments." Implementation Issue No. B36 indicates that a modified coinsurance arrangement ("modco"), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company's return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

The effective date of Implementation Issue No. B36 is the first day of the first fiscal quarter beginning after September 15, 2003. Beginning in the fourth quarter of 2003, FIC intends to apply the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from provisions of SFAS No. 133 that relate to embedded derivatives. Based upon FIC's current level of modco and funds withheld reinsurance, the application of Implementation Issue No. B36 is not expected to have a material impact on consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial
instruments  of  a  nonpublic  entity.  For  mandatorily   redeemable  financial

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


instruments of a nonpublic entity, SFAS 150 is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. For financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS 150. The provisions of SFAS 150, which we adopted in 2003, did not have a material impact on our consolidated financial statements. We will continue to evaluate the potential impact of SFAS 150 on our consolidated financial position and results of operations.

9.   Restatement

The financial statements as of and for the three and six month periods ended June 30, 2002 have been restated. In the fourth quarter of 2002, the Company identified uncollectible receivables for which adequate allowance had not been made and policyholder benefits and expenses that were understated due to an interface error between the policy administration system and the general ledger. The Company extended its investigation to determine the years affected and expanded the scope of its review to include other areas, including certain adjustments that were deemed not material in prior years. As a result of this review, the financial statements for 2001 and 2000 and previously reported unaudited quarterly financial data were restated for the following items:

A. Family Life (a wholly owned subsidiary of the Company) did not properly apply the accounting requirements of SFAS No. 87, "Employers' Accounting for Pensions," in accounting for its defined benefit pension plan. The Company had accounted for its pension expense on a cash basis. As a result, the Company had not properly recognized pension expense or benefit and had not recorded a prepaid pension asset in years prior to January 1, 2000.

B.   Agency   advances  and  other   receivables   had  not  been  analyzed  for
     collectibility and contained balances pertaining to to agents that should have been written off.

C. Depreciation on certain property and equipment had not been recorded since purchase.

D. Certain lease incentives had been recognized in income as received in 1997 instead of being deferred and recognized over the lease period. Further, certain other lease termination benefits had been deferred instead of being recognized in income in the period the lease was terminated.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


E. Deferred acquisition cost amortization for traditional life policies issued prior to January 1, 2002 had been calculated using amortization factors which did not properly take into account the pattern of commission expense recognized on these policies, which understated amortization of these costs in early years of the policies and overstated amortization of these costs in later years of the policies. Also, deferred acquisition cost amortization for universal life policies issued prior to January 1, 2002 was based on undiscounted estimates of future gross profits, which overstated amortization of these costs.

F. Present value of future profits amortization had not reflected certain adjustments that reduced the present value of future profits asset.

G. Certain death benefit and annuity benefit expenses incurred during the years ended 1999, 2000, 2001 and 2002 were not recorded due to an interface error between the Company's policy administration system and its general ledger.

H. InterContinental Life Corporation ("ILCO") had been accounted for as an investment of the Company under the equity method of accounting prior to May 18, 2001 and consolidated after that upon FIC's acquisition of ILCO's remaining outstanding shares. ILCO's financial statements also required adjustment for the following items:

     i. ILCO had not recorded dividend and capital gain distributions prior to 1998 on its investment in one of its variable annuity separate accounts (which understated ILCO January 1, 2000 retained earnings) and had not recorded unrealized gains or losses to adjust the carrying value of its investment in the separate account to market value (which understated ILCO January 1, 2000 accumulated other comprehensive income).

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     ii. Agency advances and other receivables and and other assets had not been analyzed for recoverability and contained balances that should have been written off.

     iii. Certain adjustments to reinsurance recoverables that related to periods prior to January 1, 2000 were recorded during 2000.

     iv. ILCO did not properly apply the accounting requirements of SFAS No. 87, "Employers' Accounting for Pensions," in accounting for its defined benefit pension plan. ILCO had accounted for its pension expense on a cash basis. As a result, the Company had not properly recognized pension expense or benefit and had not recorded a prepaid pension asset in years prior to January 1, 2000.

     v. Certain lease incentives had been recognized in income as received in 1997 instead of being deferred and recognized over the lease period. Further, certain other lease termination benefits had been deferred instead of being recognized in income in the period the lease was terminated.

     vi. An unreconciled differnce between suspense account balances included in the Company's general ledger and those included in its policy administration system resulted in an unsupported net asset (included in other liabilities on the consolidated balance sheet) that should have been written off.

I. The negative goodwill recognized as a result of the Company's acquisition of the remaining common shares of ILCO on May 18, 2001 and related amortization of negative goodwill in 2001 was adjusted to reflect the impact on ILCO of the above items.

J.   Deferred federal income tax balances were adjusted for the above items.

     Net income for the three and six months ended June 30, 2002 was decreased from amounts previously reported by $462,000 and $6,334,000, respectively, as a result of the restatement, as follows (in thousands except per share data):

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                   Three
                                                Months Ended          Three
                                                June 30, 2002      Months Ended
                                                As Previously      June 30, 2002
                                                  Reported          As Restated
                                                ______________    ______________

Net income (loss) before cumulative
effect of change in accounting
principle                                     $      215          $       (247)

Net income                                    $      215          $       (247)

Basic earnings per share:

Net income (loss) before cumulative
effect of change in accounting
principle                                     $     0.02          $      (0.03)

Net income (loss)                             $     0.02          $      (0.03)

Diluted earnings per share:

Net income (loss) before
cumulative effect of change
in accounting principle                       $     0.02          $      (0.03)

Net income (loss)                             $     0.02          $      (0.03)

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                               Six Months Ended        Six
                                                June 30, 2002      Months Ended
                                                As Previously      June 30, 2002
                                                   Reported         As Restated
                                                _____________      _____________
Net income before cumulative effect of
change in accounting principle                $     1,371         $       335

Cumulative effect of change in
accounting principle                          $    15,727         $    10,429

Net income                                    $    17,098         $    10,764

Basic earnings per share:

Net income before cumulative effect
of change in accounting principle             $      0.14         $      0.03

Cumulative effect of change in
accounting principle                                 1.65                1.10

Net income                                    $      1.80         $      1.13

Diluted earnings per share:

Net income before cumulative effect
of change in accounting principle             $       0.14        $      0.03

Cumulative effect of change in
accounting principle                                 1.64                1.09

Net income                                    $      1.78         $      1.12

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The change in net income for the three and six months ended June 30, 2002 was due to the following adjustments that increased (decreased) net income (in thousands):

                                                Three Months        Six Months
                                                   Ended              Ended
                                                June 30, 2002      June 30, 2002
                                                ______________      ____________

Premiums                                      $         0         $         2

Policyholder benefits and expenses                   (410)               (994)

Amortization of present value of
future profits                                        (15)                (31)

Amortization of deferred policy acquisition
costs                                                 (86)               (173)

Provision for uncollectible receivables              (200)               (398)

Provision for deferred federal income taxes           249                 558

Cumulative effect of change in
accounting principle                                    0              (5,298)

Net income                                    $      (462)        $    (6,334)

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A summary of the effects of the restatement on the Company's consolidated balance sheet as of June 30, 2002 is as follows (in thousands):

                                                   As
                                               Previously              As
                                                Reported             Restated
                                              _____________       ______________
ASSETS

Equity securities                             $        35         $     7,263

Invested real estate                               70,435              73,473

   Total Investments                              746,923             757,119

Agency advances and other receivables              36,251              21,774

Property and equipment, net                         3,573                 777

Deferred policy acquisition costs                  81,232              77,907

Present value of future profits of
acquired businesses                                28,735              27,984

Other assets                                       16,564              17,687

Separate account assets                           364,060             356,261

   Total Assets                               $ 1,340,922         $ 1,323,162

LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred federal income taxes                      31,857              26,183

Other liabilities                                  11,365              19,383

   Total liabilities                            1,143,250           1,145,594

Accumulated other comprehensive income              5,044               2,344

Retained earnings                                 146,353             128,949

   Total shareholders' equity before
   treasury stock                                 220,029             199,925

   Total shareholders' equity                     197,672             177,568

   Total liabilities and shareholders'        $ 1,340,922         $ 1,323,162
   equity

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The consolidated balance sheet as of June 30, 2002 was restated to reflect the following:

* An increase of $7.2 million in FIC's investments in equity securities to properly refect the market value of the Company's investment in the separate account;

* An increase $3.0 million in invested real estate primarily due to a reclassification of certain real estate expenditures that were classified as property and equipment;

* A decrease of $14.5 million in agency advances and other receivables primarily due to a write-off of uncollectible agent balances, a write-off of a reinsurance receivable, and a write-off of assets related to an interface error between the Company's policy administration system and its general ledger;

* A decrease of $2.8 million in property and equipment primarily due to a reclassification of certain amounts classified as property and equipment to invested real estate and a write-off of assets that had not been depreciated since purchase;

* A decrease of $3.3 million in deferred policy acquisition costs due to a revision of the factors used to calculate Family Life's deferred policy acquisition costs;

* A decrease of $751,000 in present value of future profits of acquired businesses due to an adjustment in calculation of this asset;

* An increase of $1.1 million in other assets primarily related to the establishment of unrecorded prepaid pension assets related to Family Life's and ILCO's pension plans;

*    A  decrease  of  $7.8  million  in  separate   account   assets  due  to  a
     reclassification of separate acount assets to equity securities;

* A decrease of $5.7 million in the liability for deferred federal income taxes as a result of the restatement adjustments described herein;

* An increase of $8.0 million in other liabilities primarily related to an unreconciled difference between suspense account balances included in the Company's general ledger and those included in its policy administration system.

* A decrease of $2.7 million of accumulated other comprehensive income due to the changes in the accounting treatment for the pre-paid pension asset and the separate account investment; and

* A decrease in retained earnings of $17.4 million due to the restatement adjustments described herein.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.  Commitments and Contingencies

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such matters will not have a material impact on the financial statements.

Litigation Relating to the FIC/ILCO Merger. On the day that FIC and ILCO each publicly announced the formation of a special committee to evaluate a potential merger, two class action lawsuits were filed against ILCO, FIC and the officers and directors of ILCO. The actions allege that a cash consideration in the proposed merger is unfair to the shareholders of ILCO, that it would prevent the ILCO shareholders from realizing the true value of ILCO, and that FIC and the named officers and directors had material conflicts of interest in approving the transaction. In their initial pleadings, the plaintiffs sought certification of the cases as calass actions and the named plaintiffs as class representatives, and among other relief, requested that the merger be enjoined (or, if consummated, rescinded and set aside) and that the defendants account to the class members for their damages. The defendants believe that the lawsuits are without merit and intend to vigorously contest the lawsuits. Management is unable to determine the impact, if any, that the lawsuits may have on the results of operations of the Company. There have been no material developments since the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2002.

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

Litigation with Otter Creek Partnership I, L.P.

On June 13, 2003, Otter Creek Partnership I, L.P. ("Otter Creek") filed a civil action lawsuit against FIC in the District Court in Travis County, Texas, Cause No. GN302872, for the purpose of seeking an injunction against the Company to compel the Company to schedule and hold an Annual Meeting of Shareholders and either not to exercise the proxy it acquired from the Mitte Parties in connection with the settlement of the litigation referenced under the caption "Litigation Relating to the Former Chairman and CEO" or to vote such shares in the same proportion as the other outstanding shares of the Company are voted. The court refused to order the Company to set a specific record date or meeting date for the 2003 Annual Meeting. However, the 2003 Annual Meeting of Shareholders of FIC was, in fact, held on July 31, 2003.

             FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


On July 29, 2003, FIC released the proxy acquired from the Mitte Parties, with respect to 312,484 shares acquired prior to the record date for the 2003 Annual Meeting from the Mitte Foundation by American Physicians Service Group Inc. ("APS") and 204,918 shares acquired from the Mitte Foundation by M&W Insurance Services, Inc. ("M&W"). Said release was granted at the request of APS and M&W. Accordingly, APS and M&W each voted their respective shares directly at the 2003 Annual Meeting. The proxy granted to management by the Mitte Parties with respect to the remaining shares was voted at the 2003 Annual Meeting by the persons named as Proxies in FIC's Proxy Statement. Otter Creek has objected to the release of proxy to APS and M&W.

FIC believes that the provisions of the settlement agreement with the Mitte Parties pertaining to the grant of proxy, and the conditions set forth in the settlement agreement pertaining to said grant, are consistent with applicable legal requirements. Accordingly, FIC intends to defend its right to vote the shares subject to the proxy from the Mitte Parties and the partial release of said proxy to APS and M&W.

A trial date has been set for the second week of September, 2003.



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion addresses the financial condition of Financial Industries Corporation ("FIC") as of June 30, 2003, compared with December 31, 2002, and its results of operations for the six months ended June 30, 2003, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in FIC's 10-K for the year ended December 31, 2002, to which the reader is directed for additional information.


                                  Restatement

In this Item 2, references to results for the three and six-month periods ended June 30, 2002 are to restated results. See the Notes to the Consolidated Financial Statements.

           Transactions Affecting Comparability of Results of Operations

In the first six months of 2002, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $10.4 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the merger of InterContinental Life Corporation ("ILCO") with and into a subsidiary of FIC on May 18, 2001. The Company recorded this cumulative effect in conjunction with adopting Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," in the first quarter of 2002, as required by SFAS 141.

In the first six months of 2003, net income was affected by a $2.9 million expense related to the settlement of the litigation between FIC, Roy F. Mitte (the former Chairman and Chief Executive Officer of the Company), and the Roy F. and Joann Cole Mitte Foundation (see Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 for a further description of this settlement, referred to therein as the "Mitte Settlement"). Net income in the first six months of 2003 was also affected by the following operating expenses including: (i) a $476,000 expense accrual for payments to be made to Jeffrey Demgen pursuant to his employment agreement; (ii) a $400,000 payment to William P. Tedrow; (iii) legal and other expenses related to litigation and proxy matters; and (iv) fees paid to Salomon Smith Barney. "Benefits and Expenses" below for a further explanation of these items.


         Results of Operations - Six Months Ended June 30, 2003 and 2002

For the six-month period ended June 30, 2003, FIC's net loss was $1.8 million (basic and diluted loss of $0.18 per common share) on revenues of $59.6 million as compared to net income of $10.8 million (basic earnings of $1.13 per common share, or diluted earnings of $1.12 per common share) on revenues of $62.2 million in the first six months of 2002. Net income for the first six months of 2002, before the cumulative effect of change in accounting principle, was $0.3 million (basic and diluted earnings of $0.03 per common share).

Revenues.

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first six months of 2003, net of reinsurance ceded, was $15.6 million, as compared to $18.9 million in the first six months of 2002. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. The level of net collected premiums for traditional life insurance products at Family Life for the six months ending June 30, 2003 was $11.0 million, as compared to $14.0 million in the same period in 2002. The decrease in net collected premium is attributable to the decrease in the traditional life insurance book of business.

Income from universal life and annuity charges for the first six months of 2003 was $20.6 million, as compared to $21.5 million in the same period of 2002. The face amount of in force universal life policies was $4.8 billion at June 30, 2002 as compared to $5.2 billion at June 30, 2003.

Net investment income for the first six months of 2003 was $19.7 million as compared to $19.8 million in the same period of 2002. Net investment income in the first six months of 2003 has been adversely affected by the current interest rate environment.

Real estate income is primarily earned from the leases on the buildings at River Place Pointe, an office complex in Austin, Texas which is owned by Investors Life. Real estate income was $0.9 for the six-month period ended June 30, 2003, as compared to $1.3 million for the same period in 2002. The decrease in real estate income from the six months ended June 30, 2003 to the same period ended June 30, 2002 is due to the completion of the remainder of the buildings in River Place Pointe and the related expenses and depreciation of those buildings. These three buildings did not generate rental income in the first six months of 2003.

Net realized investment gains were $2.0 million in the first six months of 2003, as compared to $0.005 million in the first six months of 2002. This gain is related to sales of fixed maturity securities which were sold in anticipation of the securities being called.

Other income was $0.9 million in the first six months of 2003, as compared to $0.7 million in the first six months of 2002. Other income includes income from FIC's non-insurance subsidiaries, Actuarial Risk Consultants, Inc. and FIC Financial Services, Inc. ("FICFS"). During the second quarter of 2003, FICFS acquired three companies in the secondary education financial services market:
(i) Total Consulting Group, Inc. ("TCG") (a consulting firm and registered investment advisor with clients in the secondary education marketplace), (ii) JNT Group, Inc. ("JNT") (an independent fee-based third party administrator operating principally in Texas and California) and (iii) three companies collectively referred to as "Paragon" - Paragon Benefits, Inc., The Paragon Group, Inc., and Paragon National, Inc. (a provider of employee benefit products and services to the secondary education marketplace). FICFS intends to continue the business operations of each company and believes that the synergies created by the acquisitions will help position FICFS and FIC to become an industry leader in the secondary education financial services market. Because the income attributable to the subsidiaries of FICFS was only included on FIC's consolidated statements of income from May 30, 2003 through June 30, 2003, there was not a significant impact to other income for the six-month period ended June 30, 2003. For a further description of FICFS and the acquisitions, see FIC's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2003.

Benefits and Expenses.

Policyholder benefits and expenses were $19.7 million in the first six months of 2003, as compared to $22.4 million in the first six months of 2002. The decrease in policyholder benefits and expenses from June 30, 2002 to the same period in 2003 was due primarily to a decrease in death benefits claims as well as reserve adjustments related to lower premiums received and withdrawal payments at a less than expected level.

Interest expense on contract holders deposit funds was $14.6 million in the first six months of 2003, as compared to $15.1 million in the same period of the year 2002. This expense is related to crediting of interest to policyholders for cash values accumulated in their accounts. This decrease was due primarily to the lowering of credited rates on these accounts starting in the fourth quarter of 2002.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are deferred policy acquisition costs ("DAC"). The expense related to the amortization of DAC was $5.3 million in the first six months of 2003, as compared to $4.3 million in the first six months of 2002. See "Critical Accounting Policies, Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business" herein for a further discussion of capitalization of expenses related to acquiring new business. The increase in the amortization of DAC of $1.0 million from the six-month period ended June 30, 2002 to the same period in 2003 reflects the withdrawal experience during this period.

In the first six months of 2003, the expense related to the amortization of present value of future profits of acquired business was $2.2 million as compared to $2.4 million in the first six months of 2002.

Operating expenses for the first six months of 2003 were $17.6 million, as compared to $17.0 million in the first six months of 2002. The level of operating expenses for the six-month period ending June 30, 2003 included: (i) $476,000 related to payments to be made to retired chief marketing officer, Jeffrey Demgen, pursuant to his employment agreement; (ii) legal and other expenses related to litigation and proxy matters; (iii) $400,000 paid to William
P. Tedrow for his efforts in organizing and integrating the New Era Marketing Companies to FIC (see Notes to Consolidated Financial Statements, note 6E, herein for information regarding the payment to and employment agreement of William P. Tedrow); and (iv) fees paid to Salomon Smith Barney related to the matter set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on January 28, 2003. Operating expenses for the six-month period ended June 30, 2002 included approximately $1.5 million of executive bonus payments and the repurchase of James M. Grace's employment contract, as well as a $1 million donation to the Roy F. and Joann Cole Mitte Foundation.

Expenses for the six-month period ended June 30, 2003 also include an expense of $2.9 million related to the Mitte Settlement (see Registrant's Quarterly Report on Form 10-Q for the quarter period ended March 31, 2003 for a further description of the Mitte Settlement).

The provision for federal income taxes was ($1.0) million in the first six months of 2003 as compared to $0.8 million in the first six months of 2002. The decrease was due to the decrease in income for the six month period ended June 30, 2003 compared to the same period in 2002.


            Results of Operations - Three Months Ended June 30, 2003
               as compared to the Three Months Ended June 30, 2002

For the three-month period ended June 30, 2003, FIC's net loss was $0.5 million (basic and diluted loss of $0.05 per common share) on revenues of $30.0 million as compared to a net loss of $0.2 million (basic and diluted loss of $0.03 per common share) on total revenues of $30.0 million in the same three month period of 2002.

                        Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is an insurance holding company whose principal assets consist of the outstanding capital stock of its insurance subsidiaries, Family Life Insurance Company ("Family Life") and Investors Life Insurance Company of North America ("Investors Life"), as well as the outstanding capital stock of Actuarial Risk Consultants, Inc. ("ARC"), its actuarial subsidiary, and 94% of the outstanding capital stock of FIC Financial Services, Inc.("FICFS"), a subsidiary which concentrates on the secondary education financial services market. As a holding company, FIC's ability to meet its cash requirements, pay interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiaries.

Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Family Life and Investors Life to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, their domiciliary state. Washington limits how and when Family Life and Investors Life can pay shareholder dividends by (a) including the "greater of" standard for payment of dividends to shareholders, (b) requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and (c) requiring that cash dividends be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of :
(i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. For the year ended December 31, 2002, Investors Life had earned surplus of $35.4 million and a net gain from operations of $1.4 million, and Family Life had earned surplus of $0.4 million and a net gain from operations of $3.3 million. Neither Investors Life nor Family Life paid any dividends during the first six months of 2003. For the six month period ended June 30, 2003, Investors Life had earned surplus of $36.7 million and a net gain from operations of $.34 million, and Family Life had earned surplus of $2.5 million and a net gain from operations of $1.2 million.

Sources of cash for FIC's insurance subsidiaries consist of premium payments from policyholders and annuity holders, charges on policies and contracts, investment income, and proceeds from sales, maturities and calls of invested assets. These funds are applied primarily to provide for the payment of claims under insurance and annuity policies, payment of policy withdrawals, surrenders and loans, operating expenses, taxes, investments in portfolio securities, and shareholder dividends.

FIC expects to have the ability to receive unrestricted dividends from its newly created subsidiary, FICFS, of which FIC owns 94% of the outstanding stock, as well as dividends from ARC.

FIC's cash and cash equivalents at June 30, 2003 was $9.2 million as compared to $25.0 million at December 31, 2002. The decrease in cash and cash equivalents at June 30, 2003 from December 31, 2002 was due primarily to reinvestment of cash into purchases of fixed maturity securties. Cash and cash equivalents at June 30, 2002 was $7.4 million.

FIC's net cash flow used in operating activities was $15.7 million for the six month period ending June 30, 2003, as compared to $1.1 million provided by operating activities for the same period in the year 2002. The decrease in cash flows provided by operating activities is due primarily to net activity from trading securities, which are required to be reported in cash flows from operations.

Net cash flow used in investing activities was $12.8 million in the six month period ending June 30, 2003, as compared to $11.6 million provided by investing activities in the same period of 2002. The $24.4 million increase in cash used in investing activities in 2003 from 2002 was due primarily to investment of cash into fixed maturity securities. Additionally, $4.0 million was used to invest in the acquisition of the above-mentioned subsidiaries of FICFS.

Net cash flow provided by financing activities was $12.8 million in the first six months of 2003, as compared to $12.3 million used in financing activities in the first six months of 2002. The increase in cash provided by financing activities of $25.1 million is primarily attributable to the issuance of the Senior Notes (see description of Senior Notes below) and a reduction in surrender benefits paid on certain contractholder balances.

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of June 30, 2003 were $562.6 million, as compared to $557.5 million at December 31, 2002. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At June 30, 2003, the bulk of the liabilities for contractholder deposit funds on FIC's balance sheet, $414.3 million, were related to insurance products, as compared to only $148.4 million of annuity product liabilities.

The cash requirements of FIC, and its holding company subsidiary, Family Life Corporation, consist primarily of (i) its service of the indebtedness created in connection with FIC's ownership of Family Life; and (ii) service of the indebtedness created by the Senior Notes (see description of Senior Notes in "Liquidity and Capital Reserves", below).

The indebtedness created in connection with FIC's ownership of Family Life includes $18.44 million of notes payable to FIC's subsidiary, Investors Life (the "Affiliate Notes"), represented by (i) a loan of $30 million by Investors Life to Family Life Corporation made in July 1993, in connection with the prepayment of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition of Family Life by a wholly-owned subsidiary of FIC, and (ii) a loan of $4.5 million by Investors Life to Family Life Insurance Investment Company made in July 1993, in connection with the same transaction described above.

The Affiliate  Notes owned by Investors  Life include the following  provisions:
(a) the $30 million note provides for quarterly principal payments, in the amount of $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note is 9%, and (b) the $4.5 million note provides for quarterly principal payments, in the amount of $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note is 9%.

On June 30, 2003, Investors Life exercised its option to purchase 500,411 shares of FIC's common stock, which were granted to Investors Life in connection with the Affiliate Notes (see FIC's 10-K for the year ended December 31, 2002, "Item
1. Business - Investors Life Loans"). Pursuant to the Affiliate Notes, and subsequent amendments thereto, Investors Life paid FIC $1.05 million to purchase the FIC shares.

Due to the merger of InterContinental Life Corporation (which owns 100% of the outstanding stock of Investors Life) with a subsidiary of FIC on May 18, 2001, the indebtedness created by the Affiliate Notes is not included as a liability on the consolidated financial statements of FIC. Additionally, the 500,411 shares obtained by Investors Life pursuant to the option exercise are held as treasury shares and do not affect the consolidated balance sheet of FIC.

In May, 2003, FIC issued $15,000,000 aggregate principal amount of Floating Rate Senior Notes due 2033 (the "Senior Notes") and entered into a Senior Notes Subscription Agreement ("Subscription Agreement") with InCapS Funding I, Ltd. ("InCapS"), wherein InCapS agreed to purchase the Senior Notes. The Senior Notes were issued on May 22, 2003 pursuant to an indenture between FIC and Wilmington Trust Company, as Trustee (the "Indenture"). Sandler O'Neill & Partners, L.P. acted as the placement agent for the Senior Notes under the terms of a placement agreement dated May 13, 2003 (the "Placement Agreement", and collectively the Subscription Agreement, Indenture and Placement Agreement are referred to as the "Operative Documents").

The principal amount of the Senior Notes is to be paid on May 23, 2033 and interest shall be paid quarterly, beginning on August 23, 2003, at the rate of 4.20% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to May 2008). FIC may redeem the Senior Notes at any time on or after May 23, 2008 by payment of 100% of the principal amount of the Senior Notes being redeemed plus unpaid interest accrued to the payment date. In accordance with the terms of the Operative Documents, the entire principal and any interest accrued, but unpaid, may become immediately due and payable upon an event of default, which includes: failure to pay interest within 30 days of any due date; failure to pay principal when due; the bankruptcy or insolvency of FIC; or the merger of FIC or sale of all or substantially all of FIC's assets unless the successor entity to a merger is a United States corporation (or a foreign corporation which agrees to be bound by certain tax provisions included in the Indenture). The Operative Documents also place certain limitations on the offer or sale of securities of FIC, if such offer or sale would render invalid the Senior Notes' exemption from the registration requirements of the Securities Act of 1933; and further restrict, for a two year period, purchases of senior notes which are restricted securities. (See Note 7 for description on use of proceeds)

FIC's other liquidity requirements relate principally to the need for cash flow to meet operating expenses, as well as the liabilities associated with its insurance subsidiaries' various life insurance and annuity products. In order to ensure that cash flow is sufficient to meet these needs, management monitors benefits and surrenders of insurance products to provide projections of future cash requirements. As part of this monitoring process, FIC performs cash flow testing of assets and liabilities to evaluate the adequacy of reserves. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and general economic conditions as well as the claims-paying and financial strength ratings of FIC's insurance subsidiaries.

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


                                   Investments

As of June 30, 2003, FIC's invested assets, excluding separate accounts, totalled $780.2 million, compared to $761.2 million at December 31, 2002. The increase is primarily attributable to investments of cash into fixed maturity securities. The significant differences between the portfolio composition as of June 30, 2003 as compared to December 31, 2002 are: (i) the addition of trading securities, which comprise 3.2% of the investment portfolio at June 30, 2003 as compared to 0% at December 31, 2002; (ii) fixed maturities available for sale comprise 77.4% at June 30, 2003 compared to 64.9% at December 31, 2002; and
(iii) short-term investments comprise 3.8% at June 30, 2003 compared to 18.1% at December 31, 2002.

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

FIC determines the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk. In order to ensure that investments are sufficient to satisfy cash flow needs, FIC establishes a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

During the first six months of 2003, FIC invested $342.5 million of its assets, of which $218.2 million consisted of reinvestments of matured and called fixed maturities, and $124.3 million consisted of investments from cash, cash equivalents and short-term investments. The $342.5 million was primarily invested in short- and medium- term securities. Collateralized mortgage obligations ("CMOs") comprised $179.8 million of new investments, corporate securities comprised $62.1 million, asset-backed securities comprised $57.6 million, and agency bonds comprised $43.0 million. Management believes that the asset allocation is sufficient to satisfy current projected cash flow requirements.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for only $17,107 of invested assets as of June 30, 2003 and $26,049 of invested assets at December 31, 2002.

Fixed Maturity Securities

The Company's fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities and United States Government bonds. As of June 30, 2003, the market value fixed maturities available for sale was $604.2 million as compared to an amortized cost of $590.4 million or an unrealized gain of $13.8 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. At December 31, 2002, the market value of the fixed maturities available for sale segment was $493.8 million as compared to an amortized cost of $479.4 million.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included CMOs of $267.1 million as of June 30, 2003 as compared to $175.4 million at December 31, 2002, and mortgage-backed pass-through securities of $95.1 million as of June 30, 2003 and $29.6 million at December 31, 2002.
Mortgage-backed pass-through securities, sequential CMO's and support bonds, which comprised approximately 42.4% of the book value of FIC's mortgage-backed securities at June 30, 2003, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At June 30, 2003, PAC and TAC instruments and scheduled bonds represented approximately 41.2% of the book value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 16.2% of the book value of FIC's mortgage-backed securities at June 30, 2003. Additionally, the insurance subsidiaries make selected investments in CMOs of the inverse floater category. Such instruments, which are subject to strict quantitative and qualitative standards, carry a higher current interest rate which varies in an inverse relationship with a specified benchmark interest rate. The investment guidelines do not permit the purchase of CMOs which are interest only or principal only instruments. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Conversely, in periods of rising interest rates mortgages are generally not repaid as rapidly which would adversely affect the anticipation duration of the CMO. For the year 2003, the investment objectives of FIC's insurance subsidiaries include a strategy of reducing the concentration in short-term investments by making selected investments in a variety of medium-term CMO instruments.

The securities valuation office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. As of June 30, 2003, the majority of our bonds are investment grade (Category 1 and 2). The Company's fixed maturities portfolio (including short-term investments), included only a non-material amount of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated by the SVO as "3" (medium quality) or below.

Trading Securities

FIC's trading securities consist of Collateralized Mortgage Obligations ("CMO's") of the type which are generally referred to as "inverse floaters" which have coupon rates that vary in an inverse relationship with a specified benchmark rate. The value of FIC's trading securities as of June 30, 2003 was $19.9 million. The change in the market value of trading securities during the period, $0.761 million, is included in net realized investment income on the consolidated income statement. FIC did not have any trading securities at December 31, 2002.

Equity Securities

FIC's equity securities consist primarily of its investment in the separate account of Investors Life. As of June 30, 2003, the market value of FIC's equity securities was $7.0 million, as compared to $6.3 million at December 31, 2002. The increase is related to an increase in the value of the underlying funds in the separate account.

Policy Loans

Policy loans totaled $45.2 million at June 30, 2003, as compared to $46.6 million at December 31, 2002.

Mortgage Loans

As of June 30, 2003, the Company did not have any investments in mortgage loans, as compared to $17,000 at December 31, 2002. The Company does not make new mortgage loans on commercial properties.

Real Estate

Invested real estate at June 30, 2003 was $74.6 million as compared to $75.4 million at December 31, 2002. The real estate investment is primarily related to the development of the River Place Pointe project ("River Place Pointe") by Investors Life. In October 1998, Investors Life purchased River Place Pointe, which consisted of two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors Life obtained a Site Development Permit for the tracts from the City of Austin allowing for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. Construction on the second section of the project, which consists of three office buildings, an associated parking garage, and related infrastructure was completed in 2002.

As of June 30, 2003, Investors Life had invested $92.7 million in the construction of River Place Pointe, of which $19.5 million is recorded on FIC's balance sheet as real estate occupied by the Company. As of June 30, 2003, 307,403 rentable square feet of office space was leased to third party tenants and 276,869 rentable square feet was available for lease. According to the Federal Deposit Insurance Corporation's ("FDIC") National Edition of Regional Outlook, Fourth Quarter, 2002, the Austin office market vacancy rate (including sublease space available) was 27.2% as of September 30, 2002, the highest in the nation.

The Company views the River Place Pointe investment as a long term commitment. Based on this assumption, the Company has examined future anticipated cash flow on the development and has determined that the investment is not impaired.

Short-term investments

FIC's short-term investments consist primarily of U.S. Government bonds. The level of short-term investments at June 30, 2003 was $29.3 million, as compared to $137.9 million as of December 31, 2002. The decrease in short-term investments was due to reinvestments of short-term assets into primarily medium-term fixed maturity securities and trading securities.

                          Critical Accounting Policies

The financial statements contain a summary of FIC's critical accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of FIC's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include accounting for acquisitions, as well as valuation of investments and deferred acquisition costs and present value of future profits. For the year 2002, the Company's critical accounting policies also included the cumulative effect of accounting changes regarding the goodwill acquired from the merger with ILCO.

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

Accounting for Business Combinations. The Company accounts for business combinations using the purchase method of accounting. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets)and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net total of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as "goodwill". Indirect and general expenses related to business combinations are expensed as incurred.

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

Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business.

The costs of acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), included in deferred policy acquisition costs ("DAC"). DAC is capitalized and then amortized to reflect an expense in relation to the projected stream of profits (for universal life and annuity products) or to the premium revenue (for traditional life products). Such projections require use of certain assumptions, including interest margins, product loads, mortality rates, persistency rates, and maintenance expense levels. Effective with respect to new business issued on and after January 1, 2002, the Company has capitalized DAC based on an updated analysis of its cost structure and assumptions as to product performance. Management periodically reviews the assumptions associated with the amortization models prospectively.

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

The primary market risk to the Company's investment portfolio is interest rate risk. The Company's investment portfolio includes $20.0 million of "inverse floater" CMOs. These contain a derivative which is "embedded" in the financial instrument.

   Interest Rate Risk. The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $34.6 million at June 30, 2003 and $16.6 million at December 31, 2002. For purposes of the foregoing estimate, fixed maturities, including fixed maturities available for sale and trading securities, and short-term investments were taken into account. The market value of such assets was $664 million at June 30, 2003 and $632.8 million at December 31, 2002.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $362.1 million at June 30, 2003 and $205.4 million at December 31, 2002. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $19.6 million at June 30, 2003 and $4.7 million at December 31, 2002.

Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders.

The Company generally does not use derivative financial instruments to manage our exposure to fluctuations in interest rates. However, the Company's investments in inverse floater CMO's at June 30, 2003 described above have a coupon rate which varies in an inverse relationship with a specified benchmark rate.

The hypothetical effect of the interest rate risk on fair values was estimated by applying a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.

Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     Litigation Relating to Former Chairman and CEO. There have been no material developments in this matter since the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.


                 Litigation with Otter Creek Partnership I, L.P.

On June 13, 2003, Otter Creek Partnership I, L.P. ("Otter Creek") filed a civil action lawsuit against FIC in the District Court in Travis County, Texas, Cause No. GN302872, for the purpose of seeking an injunction against the Company to compel the Company to schedule and hold an Annual Meeting of Shareholders and either not to exercise the proxy it acquired from the Mitte Parties in connection with the settlement of the litigation referenced under the caption "Litigation Relating to Former Chairman and CEO" or to vote such shares in the same proportion as the other outstanding shares of the Company are voted. The court refused to order the Company to set a specific record date or meeting date for the 2003 Annual Meeting. However, the 2003 Annual Meeting of Shareholders of FIC was, in fact, held on July 31, 2003.


On July 29, 2003, FIC released the proxy acquired from the Mitte Parties, with respect to 312,484 shares acquired prior to the record date for the 2003 Annual Meeting from the Mitte Foundation by American Physicians Service Group Inc. ("APS") and 204,918 shares acquired from the Mitte Foundation by M&W Insurance Services, Inc. ("M&W"). Said release was granted at the request of APS and M&W. Accordingly, APS and M&W each voted their respective shares directly at the 2003 Annual Meeting. The proxy granted to management by the Mitte Parties with respect to the remaining shares was voted at the 2003 Annual Meeting by the persons named as Proxies in FIC's Proxy Statement. Otter Creek has objected to the release of proxy to APS and M&W.

FIC believes that the provisions of the settlement agreement with the Mitte Parties pertaining to the grant of proxy, and the conditions set forth in the settlement agreement pertaining to said grant, are consistent with applicable legal requirements. Accordingly, FIC intends to defend its right to vote the shares subject to the proxy from the Mitte Parties and the partial release of said proxy to APS and M&W.

A trial date has been set for the second week of September, 2003.

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

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the second quarter of 2003.

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 Certification  of  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(a)  or Rule  15d-14(a) of the  Securities  Exchange Act of
               1934

          31.2 Certification  of  Chief  Financial   Officer  pursuant  to  Rule
               13a-14(a)  or Rule  15d-14(a) of the  Securities  Exchange Act of
               1934

          32.1 Certification of Chief Executive Officer of Financial Industries Corporation pursuant to Rule 13a-14(b) or Rule 15-14(b) and 18 U.S.C. Section 1350

          32.2 Certification of Chief Financial Officer of Financial Industries Corporation pursuant to Rule 13a-14(b) or Rule 15-14(b) and 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K

          (i) On April 21, 2003 the Registrant filed a Current Report on Form 8-K. The current report referred to a press release issued by FIC on April 17, 2003 announcing the Registrant's financial results for the year ended December 31, 2002 and restated financial results for the years ended December 31, 2001 and 2000.

          (ii) On May 16, 2003 the Registrant filed a Current Report on Form 8-K. The current report referred to a press release issued by FIC on May 15, 2003 announcing the Registrant's financial results for the three-month period ended March 31, 2003.

          (iii)On June 10, 2003 the Registrant filed a Current Report on Form 8-K. The current report referred to (a) FIC's acquisition of marketing companies; (b) a marketing agreement entered into by and among FIC and certain of its subsidiaries, and Equita Financial and Insurance Services of Texas, Inc. ("Equita"); (c) a stock purchase and option agreement entered into with American Physicians Service Group, Inc. ("APS"); (d) a stock purchase and option agreement entered into with Equita; (e) a registration rights agreement entered into with APS and Equita; (f) an employment agreement and option agreement entered into with William P. Tedrow; and (g) the issuance, by FIC, of $15,000,000 senior notes.

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



Date:   August 14, 2003