Form 10-Q
period 2003-09-30
FINANCIAL INDUSTRIES CORP
filed 2003-11-26
CIK 35733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2003
                          Commission File Number 0-4690


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

Number of common shares outstanding,  $0.20 par value, as of September 30, 2003:
9,689,198

                           Forward-Looking Statements


Except for historical factual information set forth in this Quarterly Report on Form 10-Q of Financial Industries Corporation (the "Company" or "FIC"), the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, future results, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC's investments and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's insurance products; (5) FIC's ability to develop and maintain effective risk management policies and procedures and to maintain adequate  reserves for future  policy  benefits  and claims;  (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC's products; (7) increasing competition in the sale of insurance and annuities; (8) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; and (13) other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions  prove  incorrect,  actual  results may vary  materially  from those indicated. Investors should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                       Page No.


Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets
     September 30, 2003 and December 31, 2002................................ 4

Consolidated Statements of Income
     For the three and nine month periods ended
     September 30, 2003 and September30, 2002, as restated................... 6

Consolidated Statements of Cash Flows
     For the nine month periods ended
     September 30, 2003 and September 30, 2002, as restated................. 10

Notes to Consolidated Financial Statements.................................. 13

Item 2. Management's Discussion and Analysis of
     Financial Conditions and Results of Operations......................... 38

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk ..................................................... 55

Item 4.  Controls and Procedures............................................ 57


Part II

Other Information........................................................... 58

Signature Page.............................................................. 62

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 September 30,     December 31,
                                                     2003              2002
                                                  (unaudited)

Investments:

Fixed maturities held to maturity,
 at amortized cost (market value
 approximates $33 and $1,069 at
 September 30, 2003 and December 31,
 2002, respectively)                            $        29        $     1,090

Fixed maturities available for sale,
 at market value (amortized cost of
 $575,554 and $479,433 at September 30,
 2003 and December 31, 2002, respectively)          572,479            493,827

Trading securities, at market value                   6,101                  0

Equity securities, at market value
 (cost approximates $6,423 and $6,381 at
 September 30, 2003 and December 31, 2002,
 respectively)                                        7,145              6,351

Policy loans                                         44,361             46,607

Mortgage loans                                            0                 17

Invested real estate                                 74,326             75,393

Short-term investments                               62,300            137,944

Total investments                                   766,741            761,229

Cash and cash equivalents                             6,312             24,975

Accrued investment income                             9,070              8,308

Agency advances and other receivables                15,480             19,728

Reinsurance receivables                              11,361             12,330

Due and deferred premiums                            11,091             11,981

Property held for use                                19,394             19,702

Property and equipment, net                           1,891              1,367

Deferred policy acquisition costs                    76,588             77,210

Present value of future profits of
 acquired businesses                                 24,901             23,796

Goodwill                                              4,428                  0

Other assets                                         13,786             15,739

Separate account assets                             344,969            334,637

Total Assets                                    $ 1,306,012        $ 1,311,002

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                 (in thousands)

                                                 September 30,     December 31,
                                                     2003              2002
LIABILITIES AND SHAREHOLDERS' EQUITY              (unaudited)

Liabilities:

Policy liabilities and contractholder
 deposit funds:

Contractholder deposit funds                    $   564,613        $   557,466

Future policy benefits                              164,814            172,008

Other policy claims and benefits payable             15,322             17,035
                                                    744,749            746,509

Deferred federal income taxes                        17,216             25,814

Notes payable                                        15,000                  0

Other liabilities                                    23,582             29,400

Separate account liabilities                        344,969            334,637

Total Liabilities                                 1,145,516          1,136,360

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 25,000
 shares authorized in 2003 and 2002,
 12,466 and 11,856 shares issued in
 2003 and 2002, 9,689 and 9,601 shares
 outstanding in 2003 and 2002                         2,494              2,372

Additional paid-in capital                           68,414             66,541

Unearned compensation                                (1,396)                 0

Accumulated other comprehensive income               (2,333)             4,949

Retained earnings                                   117,054            123,046
                                                    184,233            196,908

Common treasury stock, at cost, 2,777
 and 2,255 shares at September 30, 2003
 and December 31, 2002                              (23,737)           (22,266)

Total Shareholders' Equity                          160,496            174,642

Total Liabilities and Shareholders' Equity      $ 1,306,012        $ 1,311,002

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                Three Months Ended September 30,
                                                   2003               2002
                                                                    RESTATED
Revenues:

 Premiums                                       $   7,392          $     8,608

 Net investment income                              9,163               11,213

 Real estate income                                   422                  515

 Net realized investment losses                      (244)                 (79)

 Earned insurance charges                          10,070                9,934

 Other                                              1,321                  329
                                                   28,124               30,520

Benefits and expenses:

 Policyholder benefits and expenses                11,797               11,126

 Interest expense on contractholders
  deposit funds                                     6,740                7,423

 Amortization of present value of
  future profits of acquired businesses             1,025                1,109

 Amortization of deferred policy
  acquisition costs                                 2,744                2,852

 Operating expenses                                11,362                8,002

 Interest expense                                     207                    0
                                                   33,875               30,512

(Loss) income before federal income tax            (5,751)                   8

Federal income tax benefit                         (2,030)                (369)

Net (loss) income                               $  (3,721)         $       377

                     The accompanying notes are an integral
                     part of these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                Three Months Ended September 30,
                                                   2003               2002
                                                                    RESTATED
Net (Loss) Income Per Share

Basic:

Weighted average shares outstanding                   9,615              9,597

Basic earnings per share                        $     (0.39)       $      0.04

Diluted:

Common stock and common stock equivalents             9,615              9,647

Diluted earnings per share                      $     (0.39)       $      0.04

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                 Nine Months Ended September 30,
                                                   2003               2002
                                                                    RESTATED

Revenues:
 Premiums                                       $    22,943        $    27,520

 Net investment income                               28,735             31,023

 Real estate income                                   1,339              1,840

 Net realized investment gains (losses)               1,021                (74)

 Earned insurance charges                            30,668             31,435

 Other                                                1,968              1,019
                                                     86,674             92,763

Benefits and expenses:

 Policyholder benefits and expenses                  31,503             33,525

 Interest expense on contractholders
  deposit funds                                      21,389             22,517

 Amortization of present value of
  future profits of acquired businesses               3,170              3,470

 Amortization of deferred policy
  acquisition costs                                   7,986              7,172

 Litigation settlement                                2,915                  0

 Operating expenses                                  28,644             24,986

 Interest expense                                       286                  0

   Total                                             95,893             91,670

(Loss) income before federal income
 tax and cumulative effect of change in
 accounting principle                                (9,219)             1,093

(Benefit) provision for federal income taxes         (3,227)               382

(Loss) income before cumulative
 effect of change in accounting principle            (5,992)               711

Cumulative effect of change in
 accounting principle                                     0             10,429

Net (Loss) Income                               $    (5,992)       $    11,140

                     The accompanying notes are an integral
                     part of these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                 Nine Months Ended September 30,
                                                   2003               2002
Net (Loss) Income Per Share                                         RESTATED

Basic:

Weighted average shares outstanding                   9,603              9,543

Basic earnings per share:

(Loss) income per share before cumulative
 effect of change in accounting principle       $     (0.62)       $      0.08

Cumulative effect of change in accounting
 principle                                                0               1.09

Basic earnings per share                        $     (0.62)       $      1.17

Diluted:

Common stock and common stock equivalents             9,603              9,621

Diluted earnings per share:

(Loss) income per share before cumulative
 effect of change in accounting principle       $     (0.62)       $      0.07

Cumulative effect of change in
 accounting principle                                     0               1.09

Diluted earnings per share                      $     (0.62)       $      1.16

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                 Nine Months Ended September 30,
                                                   2003               2002
                                                                    RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income                               $    (5,992)       $    11,140

Adjustments to reconcile net income to
 net cash provided by operating activities:

Amortization of present value of future
 profits of acquired business                         3,170              3,470

Amortization of deferred policy
 acquisition costs                                    7,986              7,172

Depreciation                                          2,570              1,773

Cumulative effect of change in
 accounting principle                                     0            (10,429)

Realized (gain) loss on investments                  (1,021)                74

Changes in assets and liabilities:

Increase in accrued investment income                  (762)            (1,458)

Decrease in agent advances and other receivables      5,375              3,793

Decrease in due and deferred premiums                   890              1,075

Increase in deferred policy acquisition costs        (6,517)            (7,802)

Decrease (increase) in other assets                   1,384             (2,456)

Increase in policy liabilities and accruals           1,126              5,161

Increase (decrease) in other liabilities              1,748             (1,615)

Decrease in deferred federal income taxes            (4,402)            (1,109)

Net activity from trading securities                 (6,101)                 0

Other, net                                              727                (41)

Net cash provided by operating activities       $       181        $     8,748

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                            (in thousands, unaudited)

                                                 Nine Months Ended September 30,
                                                   2003               2002
                                                                    RESTATED
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                      $  (428,024)       $  (141,625)

Real estate capitalized                                (790)           (11,399)

Proceeds from sales and maturities of
 fixed maturities                                   323,758            189,999

Proceeds from payments received on mortgage
 loans                                                   17              3,649

Net change in policy loans                            2,246              2,184

Net change in short-term investments                 75,644            (34,370)

Net change in property and equipment                   (640)            (1,043)

Acquisition of subsidiaries, net of cash
 acquired                                            (3,183)                 0

Net cash (used in) provided by investing
 activities                                         (30,972)             7,395

CASH FLOW FROM FINANCING ACTIVITIES

Dividends Paid                                         (483)            (2,207)

Contractholder fund deposits                         44,503             40,276

Contractholder fund withdrawals                     (47,389)           (53,809)

Issuance of common capital stock                        944              1,007

Sale of treasury stock                                  656                  0

Purchase of treasury stock                           (1,103)              (460)

Proceeds from bank borrowings                        15,000                  0

Net cash provided by (used in) financing
 activities                                          12,128            (15,193)

Net (decrease) increase in cash                     (18,663)               950

Cash, beginning of year                              24,975              7,094

Cash, end of period                             $     6,312        $     8,044

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                            (in thousands, unaudited)

Supplemental Schedule of Noncash Investing and Financing Activities

The Company purchased all of the capital stock of the New Era Marketing companies (as defined and described in Note 6) for $4.2 million in cash and contingent consideration in the form of restricted FIC common stock of $0.6 million. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data that was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles ("GAAP"). The reader should refer to Form 10-K for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with current year presentation. All adjustments made to the interim periods are of a normal recurring nature, except for the September 30, 2002 and June 30, 2003 restatements described in Note 9.

The  consolidated   financial  statements  include  the  accounts  of  Financial
Industries   Corporation   ("FIC")  and  its   subsidiaries.   All   significant
intercompany items and transactions have been eliminated.

1.   Other Comprehensive Income

The  following  is  a  reconciliation   of  the  change  in  accumulated   other
comprehensive   income  from  December  31,  2002  to  September  30,  2003  (in thousands):

                                Net unrealized          Net                                  Net
                                gain (loss) on          Appreciation                         accumulated
                                investments in          (depreciation)                       other
                                fixed maturities        of equity                            comprehensive
                                available for           securities                           income
                                sale                                        Other            (loss)


Balance at December 31, 2002    $     6,601             $       (20)        $    (1,632)     $     4,949

Current Period Change                (8,026)                    489                 255           (7,282)

Balance at September 30, 2003   $    (1,425)            $       469         $    (1,377)     $    (2,333)

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2.   Earnings per Share

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

                                              Three months ended                    Nine months ended
                                                 September 30,                         September 30,
                                             2003             2002                2003              2002
                                                            RESTATED                              RESTATED
BASIC:

Net (loss) income available to common
  shareholders                          $    (3,721)      $       377        $    (5,992)       $    11,140

Weighted average common
  shares outstanding                          9,615             9,597              9,603              9,543

Basic earnings per share                $     (0.39)      $      0.04        $     (0.62)              1.17

DILUTED:

Net (loss) income available to common
shareholders                            $    (3,721)      $       377        $    (5,992)       $    11,140

Weighted average common shares
 outstanding                                  9,615             9,597              9,603              9,543

Common stock options                              0               219                  0                270

Repurchase of treasury stock                      0              (169)                 0               (192)

Common stock and common stock
  equivalents                                 9,615             9,647              9,603              9,621

Diluted earnings per share              $     (0.39)      $      0.04        $     (0.62)       $      1.16

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Options to purchase 873,020 shares of common stock at prices ranging from $8.18 to $16.42 were outstanding at September 30, 2003, but were not included in the computation of diluted earnings per share for the three and nine months ending September 30, 2003 because the inclusion would result in an antidilutive effect in periods where a loss from continuing operations was incurred.

3.   Stock Option Plans and Other Equity Incentive Plans

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based
Compensation - Transition and Disclosure." SFAS No. 123 allows companies to follow existing accounting rules, Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of what net income and earnings per share would have been had the company recognized expense for stock-based awards based on their fair value at date of grant. For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma income information is as follows (in thousands except for net income
(loss) per share):

                                         Three months ended                     Nine months ended
                                            September 30,                          September 30,
                                       2003               2002                2003              2002
                                                        RESTATED                              RESTATED

Net (loss) income as reported      $    (3,721)       $       377        $    (5,992)       $    11,140

Pro forma compensation expense,
net of tax benefits                          0                 39                  0                115

Pro forma net (loss) income        $    (3,721)       $       338        $    (5,992)       $    11,025

Net (loss) income per share:

  Basic as reported                $     (0.39)       $      0.04        $     (0.62)       $      1.17

  Diluted as reported              $     (0.39)       $      0.04        $     (0.62)       $      1.16

  Basic - Pro Forma                $     (0.39)       $      0.04        $     (0.62)       $      1.16

  Diluted - Pro Forma              $     (0.39)       $      0.04        $     (0.62)       $      1.15

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   Dividends Declared

The Board declared a dividend of $0.05 per common share payable on January 24, 2003 to shareholders of record as of January 3, 2003.

5.   Trading Securities

FIC's trading securities consist of Collateralized Mortgage Obligations ("CMOs") of the type generally referred to as "inverse floaters" which have coupon rates that vary in an inverse relationship with a specified benchmark rate. The value of FIC's trading securities as of September 30, 2003 was $6.1 million. The change in the market value of trading securities during the period is included in net realized investment income on the income statement. The change in market value included in income during the three and nine months ended September 30, 2003 is $ (630,000) and $131,000, respectively. FIC did not have any trading securities at December 31, 2002.

6.   Acquisition of Subsidiaries and Related Transactions

On June 5, 2003, FIC, through a subsidiary, acquired three companies in the secondary education financial services market. Each of the three transactions is described below. In connection with the acquisitions, FIC, or its subsidiaries, entered into the transactions that are described below:

     A.   Acquisition of Marketing Companies:

A newly created subsidiary of FIC, FIC Financial Services, Inc. ("FICFS") acquired all of the issued and outstanding capital stock of: (i) Total Consulting Group, Inc. ("TCG"), (ii) JNT Group, Inc. ("JNT") and (iii) three companies collectively referred to as "Paragon" - Paragon Benefits, Inc., The Paragon Group, Inc. and Paragon National, Inc. (collectively the "New Era Marketing Companies"). The acquisitions were consummated pursuant to three separate stock purchase agreements by and among the parties. The effective date of the acquisitions was May 30, 2003.

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The consideration paid by FICFS for the purchase of TCG was $1,984,824 in cash and 97,417 shares of restricted common stock of FIC. The value assigned to the restricted common stock was $1,327,794 and was based on the 10-day average price of FIC common stock as of two days prior to the effective date of the acquisition. The restricted common stock is subject to a lock-up period of 12 months for shareholders other than two key employees of TCG whose restricted common stock was valued at $756,842. The restricted common stock issued to two key employees of TCG is locked-up pursuant to a three-year vesting schedule, which is subject to the continued employment of the employees under employment agreements between the employees and FICFS. The value of the restricted common stock issued to the two key employees has been recorded as unearned compensation as a component of shareholders' equity and is being recognized as compensation expense over the vesting period. The consideration paid by FICFS for the purchase of JNT was $514,583 in cash and 17,899 shares of restricted common stock of FIC. The value assigned to the restricted common stock was $243,964 and was based on the 10-day average price of FIC common stock as of two days prior to the effective date of the acquisition. The restricted stock portion of the consideration is subject to a three-year vesting restriction based on the three-year employment agreement entered into by and between FICFS and one key employee of JNT. The value of the restricted common stock issued to the key employee has been recorded as unearned compensation as a component of shareholders' equity and is being recognized as compensation expense over the vesting period. The consideration paid by FICFS for the purchase of Paragon was $1,410,750 in cash and 105,593 shares of restricted common stock of FIC. The value assigned to the restricted common stock was $1,439,233 and was based on the 10-day average price of FIC common stock as of two days prior to the effective date of the acquisition. A portion of the restricted stock consideration is subject to a vesting restriction based on the employment agreements entered into by and between FICFS and three key employees of Paragon. A portion of the restricted stock is subject to forfeiture if certain business targets are not met. The value of the restricted common stock issued to the key employees has been recorded as unearned compensation as a component of shareholders' equity and is being recognized as compensation expense over the vesting period.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results of operations of the New Era Marketing Companies are included in the Consolidated Statement of Income from the effective date of the acquisitions (May 30, 2003). The pro forma results as if FIC had acquired the New Era Marketing Companies on January 1, 2003 are as follows (in thousands except per share amounts):

                                              Nine Months Ending Sept. 30, 2003

Revenues                                                  $    88,068

Net Loss                                                  $    (6,045)

Basic Earnings Per Share                                  $     (0.63)

Diluted Earnings Per Share                                $     (0.63)


The pro forma information for the corresponding 2002 periods is not provided as it is not practicable to obtain.

The acquisition of the New Era Marketing Companies has been accounted for in accordance with SFAS No. 141, "Business Combinations." This statement requires that FIC estimate the fair value of assets acquired and liabilities assumed by the Company as of the date of the acquisition and allocate the purchase price to those assets and liabilities. The adjusted purchase price paid for the New Era Marketing Companies (including transaction fees and excluding contingent consideration amounts accounted for as compensation as described above) was $4,239,591. The Company previously reported in its 8-K filed on June 6, 2003, that the purchase price was $6.9 million. However, a portion of that amount ($2.4 million) has been reclassified as contingent compensation, rather than as part of the purchase price. FIC has not finalized the allocation of the purchase price as of September 30, 2003. An estimation of this allocation was prepared and included as part of these financial statements. The purchase price has been allocated as follows: $116,000 to cash, $158,000 to agency advances and other receivables, $288,000 to property, plant and equipment, $28,000 to other assets, $182,000 to other liabilities and $4.4 million to goodwill and other intangibles. While the Company has not completed its allocation of cost to other intangibles, its preliminary assessment is that such amounts are not significant, and accordingly, no amortization expense has been recorded.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     B.   Marketing Agreement:

In addition to the acquisitions described above and the establishment of FICFS as a wholly-owned subsidiary of FIC, the life insurance company subsidiaries of FIC, Investors Life Insurance Company of North America ("Investors Life") and Family Life Insurance Company ("Family Life"), entered into a marketing agreement with Equita Financial and Insurance Services of Texas, Inc. ("Equita"), a Dallas-based company engaged in the marketing and sale of insurance policies, annuity contracts and related financial products. Under the terms of the agreement, Equita was granted an exclusive appointment to market products underwritten by Investors Life and Family Life ("Products") to individuals over the age of fifty-five (the "Exclusive Market"). The appointment is for a ten-year period; however, the exclusive rights of Equita terminate unless certain production targets are met.

     C. Stock Purchase and Option Agreement - American Physicians Service Group, Inc. ("APS"):

In consideration of the role that APS served in having brought the opportunity to acquire the New Era Marketing Companies to FIC and APS's intention to actively assist FIC in promoting FIC's business plan; FIC sold 27,395 shares of its common stock ("Common Stock"), par value $.20 per share to APS, at a purchase price of $14.64 per share. These shares represent a portion of the shares that FIC recently purchased from Roy F. Mitte (former Chairman and Chief Executive Officer of FIC) pursuant to the provisions of the previously announced settlement of the litigation between FIC, Mitte family members, and the Mitte Foundation (the "Settlement Agreement"). In addition, FIC granted to APS an option to acquire up to 323,000 shares of Common Stock at a per share exercise price equal to $16.42 per share, but only if "Qualifying Premiums" for the "Determination Period" exceed $200,000,000. The Qualifying Premiums requirement refers, with certain exceptions, to the amount of premiums for life insurance and annuity products marketed through FICFS, the newly-established subsidiary of FIC that purchased the New Era Marketing Companies, and includes premiums received by FIC's life insurance subsidiaries in connection with the Equita Marketing Agreement described above. The Determination Period means the period beginning on July 1, 2003 and ending on December 31, 2005. Unless earlier exercised, the option expires on December 31, 2006. The fair value of the options at the date the Qualifying Premium targets, if met, are achieved will be recognized as expense at that date in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     D. Stock Purchase and Option Agreement - Equita Financial and Insurance Services of Texas, Inc. ("Equita"):

In consideration of the role that Equita served in having brought the opportunity to acquire the New Era Marketing Companies to FIC and Equita's intention to assist FIC in the implementation of its business plan through the marketing agreement described above, FIC granted to Equita an option to acquire up to 169,000 shares of Common Stock at a per share exercise price equal to $16.42 per share, but only if "Qualifying Premiums" for the "Determination Period" exceed $200,000,000. The definitions of Qualifying Premiums and Determination Period are the same as those for the option granted to APS with respect to the base option only. In addition, FIC granted to Equita an additional option to purchase up to 158,000 shares of Common Stock at a per share exercise price equal to $16.42 per share, but only at the rate of 10,000 shares for each $10,000,000 increment by which Qualifying Premiums for the Determination Period exceed $200,000,000. Unless earlier exercised, the options granted to Equita expire on December 31, 2006. The fair value of the options at the date the Qualifying Premium targets, if met, are achieved will be recognized as expense in accordance with SFAS No. 123 and EITF Issue No. 96-18 at that date.

     E.   Employment Agreement and Option Agreement - William P. Tedrow:

In order to implement its business plan for the New Era Marketing Companies, FIC appointed William P. Tedrow as President of FICFS and a Vice President of FIC. FIC and Mr. Tedrow entered into an employment agreement for a term ending March 31, 2009. In addition, the agreement provides Mr. Tedrow with a 6% stock interest in FICFS subject to a right of repurchase by FIC and a lump sum payment of $400,000 for Mr. Tedrow's efforts in organizing and integrating the New Era Marketing Companies to FIC. The lump sum payment was included as an expense in the Consolidated Income Statement for the nine months ended September 30, 2003.

The restricted stock interest is subject to repurchase by FIC on December 31, 2008, or earlier upon termination of the employment agreement or the termination of the employment of Mr. Tedrow. The repurchase price is based upon the valuation of FICFS and an actuarial valuation of the block of insurance and annuity policies produced by or through FICFS; provided, however, if the repurchase is made in connection with the termination of Mr. Tedrow's employment for cause, or if Mr. Tedrow terminates his employment without good reason (as defined in the agreement), the repurchase price is limited to $10. If the repurchase price exceeds $5 million, FIC may, in lieu of paying such excess in cash, deliver to Mr. Tedrow a subordinated note of FIC, such note to be for a ten-year term, with equal payments of principal and interest on a semi-annual basis, and bearing interest at the then-prevailing rate for ten-year U.S.Treasury notes, plus 2.5%. A liability equal to the estimated fair value of the repurchase obligation to Mr. Tedrow will be estimated at each reporting date with changes in the fair value of the obligation recorded in earnings in each reported period. The estimated fair value of the repurchase obligation at September 30, 2003 was $0.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


In addition, FIC granted to Mr. Tedrow an option to purchase up to 150,000 shares of Common Stock at a per share exercise price of $13.07, but only if "Qualifying Premiums" for the "Determination Period" exceed $200,000,000. The definitions of Qualifying Premiums and Determination Period are the same as those for the option granted to APS described above. Unless earlier exercised, the options expire on December 31, 2006, or earlier in the event of the termination of Mr. Tedrow's employment for cause or if he terminates his employment without good cause. The options granted to Mr. Tedrow are being accounted for in accordance with APB Opinion No. 25 and Financial Accounting
Standards  Board  ("FASB")   Interpretation   No.  28,   "Accounting  for  Stock
Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25." No expense related to the options granted to Mr. Tedrow was recognized in the three and nine months ended September 30, 2003.

In his capacity at the Company, Mr. Tedrow has participated during the current year in the general supervision of investment activities. On October 29, 2003, the Company announced that it is reviewing its investment activities during the past year, including mark-ups and commissions paid during that time. The Company is also investigating, among other things, relationships between a broker-dealer used by the Company and William P. Tedrow. As stated above, Mr. Tedrow is the president of the Company's FICFS subsidiary and a Vice President of the Company. Mr. Tedrow has been placed on administrative leave pending the results of this investigation.

     F.   Review of New Era Business

The Company is currently reviewing the business plans of the New Era Marketing Companies in order to determine what changes, if any, may be needed in the operation of the business entities which operate as part of the FICFS subsidiary. In connection with its review of the operations of FICFS, the Company evaluated the goodwill that was established in connection with the acquisition of the New Era companies and has determined that, for the period ended September 30, 2003, no adjustment to the carrying value that was previously established is required.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The principal amount of the Senior Notes is to be paid on May 23, 2033 and interest is to be paid quarterly, beginning on August 23, 2003, at the rate of 4.20% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to May 2008). FIC may redeem the Senior Notes at any time on or after May 23, 2008 by payment of 100% of the principal amount of the Senior Notes being redeemed plus unpaid interest accrued to the payment date. Proceeds from the Senior Notes were used to fund the acquisition of the New Era Marketing Companies (See Note 6) and to pay down intercompany payables.

8.   New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not materially affect FIC's results of operations, liquidity or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The statement amends SFAS No.123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 prescribes a specific tabular format for the pro forma disclosures required by SFAS No. 123 and requires their disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, SFAS No. 148 requires inclusion of these pro forma disclosures in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. FIC continues to account for its stock option plans under APB Opinion No. 25 and related interpretations as allowed by this statement. FIC has adopted the disclosure provisions of SFAS No. 148.

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

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The FASB has deferred FIN 46 until the end of periods ending after December 15, 2003 for VIEs created before February 1, 2003 that have not been reported in accordance with FIN 46. FIN 46 is not expected to have a material effect on the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for decisions made (1) as part of the FASB's Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of SFAS No. 149 is not expected to materially affect FIC's results of operations, liquidity or financial position.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


In April 2003, the FASB issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments." Implementation Issue No. B36 indicates that a modified coinsurance arrangement ("modco"), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company's return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of Implementation Issue No. B36 is the first day of the first fiscal quarter beginning after September 15, 2003. Beginning in the fourth quarter of 2003, FIC intends to apply the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from provisions of SFAS No. 133 that relate to embedded derivatives. Based upon FIC's current level of modco and funds withheld reinsurance, the application of Implementation Issue No. B36 is not expected to have a material impact on consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity. For mandatorily redeemable financial instruments of a nonpublic entity, SFAS No. 150 is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. At its October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS No. 150 regarding the accounting treatment for minority interests in finite life partnerships. The provisions of SFAS No. 150, which we adopted in 2003, did not have a material impact on our consolidated financial statements. We will continue to evaluate the potential impact of SFAS No. 150 on our consolidated financial position and results of operations.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC has developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

Significant accounting implications of the SOP are as follows: (1) reporting and measuring assets and liabilities of separate account products as general account assets and liabilities when specified criteria are not met; (2) reporting and measuring seed money in separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; (3) capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs, but immediately expensing those sales inducements accrued or credited if such criteria are not met; (4) for contracts that have features that may result in more than one potential account balance, recognizing contractholder liabilities based on the highest contractually determinable balance that will be available in cash or its equivalent at the contract maturity or reset date, without reduction for future fees and charges; (5) recognizing contractholder liabilities for group pension participating and similar general account "pass through" contracts that are not accounted for under SFAS No. 133 at amounts based on the fair value of the assets or index that determines the investment return pass through; (6) establishing an additional liability for contracts determined to have mortality and morbidity risk that is other than nominal when the risk charges made for a period are not proportionate to the risk borne during that period; and (7) for contracts containing an annuitization benefits contract feature, if such contract feature is not accounted for under the provisions of SFAS No. 133 establishing an additional liability for the contract feature if the present value of expected annuitization payments at the expected annuitization date exceeds the expected account balance at the expected annuitization date.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The provisions of the SOP are effective for fiscal years beginning after December 15, 2003, and, as such, the Company will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle except for the requirements regarding capitalization of sales inducements, which is required to be applied prospectively. The Company is currently completing an assessment of the impact of the SOP on its operations; however, we do not believe that the implementation of the SOP will have a material effect on the Company's consolidated financial position.

9.   Restatement

Restatement of Form 10-Q for period ending June 30, 2003

In connection with the preparation of its financial statements for the three and nine-month periods ended September 30, 2003, the Company reviewed those securities in its investment portfolio classified as fixed maturities available for sale. That review was conducted in order to determine whether changes in the carrying value of those securities should be considered as other than temporary. As a result of that review, the Company incurred a $5.2 million charge to net realized investment loss, of which approximately $725,000 relates to the quarter ended June 30, 2003.

Realized investment losses of $725,000 and related adjustments to amortization of present value of future profits of acquired businesses, deferred policy acquisition costs and accumulated other comprehensive income have been recorded as of June 30, 2003.

The Company also determined that $105,000 had been accrued and reported as income in the period ended June 30, 2003 relating to amounts that were anticipated to be due to ILG Securities Corporation, a broker-dealer subsidiary of the Company, in connection with securities transactions involving the investment portfolios of the Company's subsidiaries. This amount should have been eliminated in consolidation. Moreover, the Company has not determined that ILG Securities Corporation has a contractual right to receive such payments, accordingly, such amounts are now reflected in liabilities pending resolution of this issue.

The June 30, 2003 financial statements included in the previously filed Form 10-Q for the three and six months ended June 30, 2003 will be restated as shown in the table below to correct the above impairments, reversal of commission income and reflect the related effect of income taxes. The Company will file an amended Form 10-Q for the three and six months ended June 30, 2003 to reflect these restatements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net income for the three and six months ended June 30, 2003 was decreased from amounts previously reported by $500,000 as a result of the restatement, as follows (in thousands except per share data):

  BALANCE SHEET                                 As Reported        As Restated

Other Assets                                    $    20,206        $    20,101

Deferred policy acquisition costs               $    76,375        $    76,369

Present value of future profits
 of acquired businesses                         $    21,764        $    21,619

Deferred federal income taxes                   $    23,518        $    23,428

Accumulated other comprehensive income          $     5,385        $     5,719

Retained Earnings                               $   121,275        $   120,775

  INCOME STATEMENT                                    Three months ended

Net loss                                        $      (507)       $    (1,007)

Basic earnings per share                        $     (0.05)       $     (0.10)

Diluted earnings per share                      $     (0.05)       $     (0.10)

                                                        Six months ended

Net loss                                        $    (1,771)       $    (2,271)

  Basic earnings per share                      $     (0.18)       $     (0.24)

  Diluted earnings per share                    $     (0.18)       $     (0.24)

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The change in net income for the three and six months ended June 30, 2003 was due to the following adjustments that increased (decreased) net income (in thousands):

                                                     Three and six months ended
                                                            June 30, 2003

Net investment income                                        $      (105)

Net realized investment losses                                      (725)

Amortization of present value of future
 profits of acquired businesses                                       29

Amortization of deferred policy acquisition
 costs                                                                31

Provision for federal income taxes                                   270

Net Loss                                                     $      (500)


Restatement for period ending September 30, 2002

The financial statements as of and for the three and nine month periods ended September 30, 2002 have been restated. In the fourth quarter of 2002, the Company identified uncollectible receivables for which adequate allowance had not been made and policyholder benefits and expenses that were understated due to an interface error between the policy administration system and the general ledger. The Company extended its investigation to determine the years affected and expanded the scope of its review to include other areas, including certain adjustments that were deemed not material in prior years. As a result of this review, the financial statements for 2001 and 2000 and previously reported unaudited quarterly financial data were restated for the following items:

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

     H. InterContinental Life Corporation ("ILCO") had been accounted for as an investment of the Company under the equity method of accounting prior to May 18, 2001 and consolidated after that date upon FIC's acquisition of ILCO's remaining outstanding shares. ILCO's financial statements also required adjustement for the following items:

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

          ii. Agency advances and other receivables and other assets had not been analyzed for recoverability and contained balances that should have been written off.

          iii. Certain adjustments to reinsurance recoverables that related to periods prior to January 1, 2000 were recorded during 2000.

          iv. ILCO did not properly apply the accounting requirements of SFAS No. 87, "Employers' Accounting for Pensions," in accounting for its defined benefit pension plan. ILCO had accounted for its pension expense on a cash basis. As a result, the Company had not properly recognized pension expense or benefit and had not recorded a prepaid pension asset in years prior to Janaury 1, 2000.

          v. Certain lease incentives had been recognized in income as received in 1997 instead of being deferred and recognized over the lease period. Further, certain other lease termination benefits had been deferred instead of being recognized in income in the period the lease was terminated.

          vi. An unreconciled difference between suspense account balances included in the Company's general ledger and those included in its policy administration system resulted in an unsupported net asset (included in other liabilites on the consolidated balance sheet) that should have been written off.

     I. The negative goodwill recognized as a result of the Company's acquisition of the remaining common shares of ILCO on May 18, 2001 and related amortization of negative goodwill in 2001 was adjusted to reflect the impact on ILCO of the above items.

     J. Deferred federal income tax balances were adjusted for the above items.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Net income for the three and nine months ended September 30, 2002 was decreased from amounts previously reported by $522,000 and $6,855,000, respectively, as a result of the restatement, as follows (in thousands except per share data):

                                     Three Months Ended      Three Months Ended
                                     September 30, 2002      September 30, 2002
                                   As Previously Reported        As Restated

Net Income                              $       899               $       377

Basic Earnings Per Share:

Net Income                              $      0.09               $      0.04

Diluted Earnings Per Share:

Net Income                              $      0.09               $      0.04

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                        Nine Months Ended     Nine Months Ended
                                        September 20, 2002    September 30, 2002
                                     As Previously Reported       As Restated

Net Income before cumulative
effect of change in accounting
principle                                   $     2,268            $       711

Cumulative effect of change in
accounting principle                        $    15,727            $    10,429

Net Income                                  $    17,995            $    11,140

Basic earnings per share:

Net income before cumulative effect
of change in accounting principle           $      0.24            $      0.08

Cumulative effect of change in
accounting principle                        $      1.65            $      1.09

Net Income                                  $      1.89            $      1.17

Diluted earnings per share:

Net income before cumulative effect of
change in accounting principle              $      0.24            $      0.07

Cumulative effect of change in
accounting principle                        $      1.63            $      1.09

Net Income                                  $      1.87            $      1.16

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The change in net income for the three and nine month ended September 30, 2002 was due to the following adjustments that increased (decreased) net income (in thousands):


                                        Three Months Ended    Nine Months Ended
                                        September 20, 2002    September 30, 2002

Premiums                                $         1                $         3

Policyholder benefits and expenses      $      (503)               $    (1,497)

Amortization of present value of
future profits                          $       (15)               $       (46)

Amortization of deferred policy
acquisition costs                       $       (86)               $      (259)

Provision for uncollectible
receivables                             $      (200)               $      (597)

Provision for deferred federal
income taxes                            $       281                $       839

Cumulative effect of change in
accounting principle                    $         0                $    (5,298)

Net Income                              $      (522)               $    (6,855)

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   A summary of the effects of the restatement on the Company's consolidated balance sheet as of September 30, 2002 is as follows (in thousands):

                                                As Previously           As
                                                  Reported            Restated
ASSETS

Equity securities                               $        35        $     5,994

Invested real estate                                 71,223             74,279

Total Investments                                   755,980            764,995

Agency advances and other
 receivables                                         31,817             16,462

Property and equipment, net                           3,604                790

Deferred policy acquisition costs                    80,863             77,451

Present value of future profits
 of acquired business                                27,299             26,532

Other assets                                         17,214             18,335

Separate account assets                             334,796            327,067

Total assets                                    $ 1,313,466        $ 1,293,526

LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred federal income taxes                   $    34,640        $    28,265

Other liabilities                                     7,689             15,531

Total liabilities                                 1,112,080          1,113,546

Accumulated other comprehensive
 income                                               7,842              4,362

Retained earnings                                   147,251            129,325

Total shareholders' equity before
 treasury stock                                     223,743            202,337

Total shareholders' equity                          201,386            179,980

Total liability and shareholders'
 equity                                         $ 1,313,466        $ 1,293,526

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANICAL STATEMENTS (UNAUDITED)


The consolidated balance sheet as of September 30, 2002 was restated to reflect the following:

     * An increase of $6.0 million in FIC's investments in equity securities to properly reflect the market value of the Company's investment in the separate account;

     *    An increase of $3.1 million in invested real estate primarily due to a
          reclassification   of  certain  real  estate  expenditures  that  were
          classified as property and equipment;

     * A decrease of $15.4 million in agency advances and other receivables primarily due to a write-off of uncollectible agent balances, a write-off of a reinsurance receivable, and a write-off of assets related to an interface error between the Company's policy administration system and its general ledger;

     * A decrease of $2.8 million in property and equipment primarily due to a reclassification of certain amounts classified as property and equipment to invested real estate and a write-off of assets that had not been depreciated since purchase;

     * A decrease of $3.4 million in deferred policy acquisition costs due to a revision of the factors used to calculate Family Life's deferred policy acquisition costs;

     * A decrease of $767,000 in present value of future profits of acquired businesses due to an adjustment in the calculation of this asset;

     * An increase of $1.1 million in other assets primarily related to the establishment of unrecorded pre-paid pension assets related to Family Life's and ILCO's pension plans;

     * A decrease of $7.7 million in separate account assets due to a reclassification of separate account assets to equity securities;

     * A decrease of $6.4 million in the liability for deferred federal income taxes as a result of the restatement adjustments described herein;

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANICAL STATEMENTS (UNAUDITED)


     * An increase of $7.8 million in other liabilities primarily related to an unreconciled difference between suspense account balances included in the Company's general ledger and those included in its policy administration system.

     * A decrease of $3.5 million of accumulated other comprehensive income due to the changes in the accounting treatment for the pre-paid pension asset and the separate account investment; and

     *    A  decrease  in  retained   earnings  of  $17.9  million  due  to  the
          restatement adjustments described herein.

10.  Commitments and Contingencies

Litigation with Otter Creek Partnership I, L.P.

On June 13, 2003, Otter Creek Partnership I, L.P. ("Otter Creek") filed a civil action lawsuit against FIC in the District Court in Travis County, Texas, Cause No. GN302872. Otter Creek and FIC have reached an agreement in principle to settle the lawsuit, and are preparing the appropriate documentation to do so. Under this proposed settlement, the Company will reimburse Otter Creek for $250,000 in proxy expenses. An additional $299,000 of proxy expenses and $190,000 of litigation expenses will be submitted to the Company's shareholders for approval at a shareholder's meeting. The Board of Directors will recommend that shareholders approve this reimbursement. The proposed settlement will also provide for mutual releases between the Company and Otter Creek and certain of its affiliates. The Company has accrued an expense of $250,000 for the reimbursement to Otter Creek in the quarter ended September 30, 2003.

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such matters will not have a material impact on the financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


11.  Subsequent Events

As discussed in Note 6, on October 29, 2003, the Company announced that it is reviewing its investment activities during the past year, including mark-ups and commissions paid during that time. The Company is also investigating, among other things, relationships between a broker-dealer used by the Company and William P. Tedrow. Mr. Tedrow is the president of the Company's FIC Financial Services, Inc. subsidiary and a Vice President of the Company. In his capacity at the Company, Mr. Tedrow has participated during the current year in the general supervision of investment activities. The Company's investigation of these matters is ongoing. Mr. Tedrow has been placed on administrative leave pending the results of this investigation. The Company has not reached any conclusion with regard to Mr. Tedrow's role, if any, in the activities under review.

Following a review of the investment portfolios of the life insurance subsidiaries of the Company, the Investment Committee of the Company's Board of Directors recommended the engagement of a third- party investment manager to provide on-going, professional management of the portfolios. In October, 2003, the life insurance subsidiaries entered into investment management agreements with Conning Asset Management Company ("Conning"). Under these agreements, Conning will manage the investment security portfolios of the Company's life insurance subsidiaries in accordance with investment policies set by the Company's Board of Directors. In addition, Conning will provide such other investment advisory and investment accounting and reporting services to the Company's life insurance subsidiaries as may be reasonably requested and agreed to by Conning.

The Company also revised the investment policies of its insurance subsidiaries. Conning has begun to realign the Company's life insurance subsidiaries' portfolios. As part of this realignment, Conning identified eight securities purchased earlier in 2003 that they felt had significant future principal risk. While all of these securities were investment grade when purchased, six of the eight have had ratings downgrades since purchase. Conning recommended that these securities be sold in the near future. Five of the eight had been sold by November 20, 2003. All eight were treated as other than temporarily impaired as of September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion addresses the financial condition of Financial Industries Corporation ("FIC") as of September 30, 2003, compared with December 31, 2002, and its results of operations for the three and nine months ended September 30, 2003, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in FIC's 10-K for the year ended December 31, 2002, to which the reader is directed for additional information.

                                   Restatement

In this Item 2, references to results for the three and nine-month periods ended September 30, 2002 are to restated results. See the Notes to the Consolidated Financial Statements.

          Transactions Affecting Comparability of Results of Operations

In the first nine months of 2002, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $10.4 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the merger of InterContinental Life Corporation ("ILCO") with and into a subsidiary of FIC on May 18, 2001. The Company recorded this cumulative effect in conjunction with adopting SFAS No. 141, "Business Combinations," in the first quarter of 2002, as required by SFAS No. 141.

In the first nine months of 2003, net income was affected by a $2.9 million expense related to the settlement of the litigation between FIC, Roy F. Mitte (the former Chairman and Chief Executive Officer of the Company), and the Roy F. and Joann Cole Mitte Foundation (see Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 for a further description of this settlement, referred to therein as the "Mitte Settlement"). Net income in the first nine months of 2003 was also affected by certain operating expenses such as: (i) a $476,000 expense for payments to be made to Jeffrey Demgen pursuant to his employment agreement; (ii) a $400,000 payment to William P. Tedrow; (iii) legal and other expenses related to litigation and proxy matters, including the accrual of $250,000 of proxy expenses to be reimbursed to Otter Creek in connection with the settlement of the litigation between the Company and Otter Creek; (iv) $212,175 paid to Salomon Smith Barney; (v) a $5.2 million charge related to other than temporary impairments of securities. This adjustment resulted from an analysis of the investment portfolio that was made by the Company with the assistance of the Company's recently-appointed investment manager, Conning Asset Management Company. A portion of this adjustment (approximately $725,000) relates to the quarter ended June 30, 2003; and (vi) an expense of $360,000 for payments to be made to Eugene E. Payne pursuant to an amendment to his employment agreement.

      Results of Operations - Nine Months Ended September 30, 2003 and 2002

For the nine-month period ended September 30, 2003, FIC's net loss was $6.0 million (basic and diluted loss of $ 0.62 per common share) on revenues of $86.7 million as compared to net income of $11.1 million (basic earnings of $1.17 per common share, or diluted earnings of $1.16 per common share) on revenues of $92.8 million in the first nine months of 2002. Net income for the first nine months of 2002, before the cumulative effect of change in accounting principle, was $0.7 million (basic and diluted earnings of $0.08 and $0.07 per common share, respectively).

Revenues.

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first nine months of 2003, net of reinsurance ceded, was $22.9 million, as compared to $27.5 million in the first nine months of 2002. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. The level of net collected premiums for traditional life insurance products at Family Life for the nine months ending September 30, 2003 was $16.0 million, as compared to $20.3 million in the same period in 2002. The decrease in net collected premium is attributable to the decrease in the traditional life insurance book of business due to the runoff of policies in force.

Income from universal life and annuity charges for the first nine months of 2003 was $30.7 million, as compared to $31.4 million in the same period of 2002. The face amount of in force universal life policies was $4.7 billion at September 30, 2003 as compared to $5.1 billion at September 30, 2002.

Net investment income for the first nine months of 2003 was $28.7 million as compared to $31.0 million in the same period of 2002. Net investment income in the first nine months of 2003 was adversely affected by the interest rate environment during that period.

Real estate income is primarily earned from the leases on the buildings at River Place Pointe, an office complex in Austin, Texas which is owned by Investors Life. Real estate income was $1.3 million for the nine-month period ended September 30, 2003, as compared to $1.8 million for the same period in 2002. The decrease in real estate income from the nine months ended September 30, 2003 to the same period ended September 30, 2002 is due to the completion of the last three buildings in River Place Pointe project and the depreciation related to those buildings. These three buildings did not generate rental income in the first nine months of 2003.

Net realized investment gain was $1.0 million in the first nine months of 2003, as compared to a net realized investment loss of $74,000 in the first nine months of 2002. These gains and losses are related to sales of fixed maturity securities. In addition, net realized investment gain was adversely affected by a $5.2 million charge resulting from the impairments in the value of certain securities. A portion of this charge (approximately $725,000) pertains to the quarter ended June 30, 2003. The Company has restated its results for the three and six- month periods ended June 30, 2003 to reflect the effect of this charge. The charge resulted from a review that was conducted by the Company and its newly-appointed investment manager, Conning Asset Management Company, in connection with the preparation of its financial statements for the three and nine- month periods ended September 30, 2003. That review was conducted in order to determine whether changes in the carrying value of certain securities classified as fixed maturities available for sale should be considered as other than temporary. Under applicable accounting rules, declines in value which are considered as other than temporary require that the decrease in value be treated as an investment loss and that a new cost basis be established for such investments.

Other revenue was $2.0 million in the first nine months of 2003, as compared to $1.0 million in the first nine months of 2002. Other income includes income from FIC's non-insurance subsidiaries, Actuarial Risk Consultants, Inc. ("ARC") and FIC Financial Services, Inc. ("FICFS"). For the nine-month period ended September 30, 2003, ARC had revenues of $220,000 on business conducted with third-party clients and revenues of $476,000 on business conducted with subsidiaries of the Company. Revenue with the Company's subsidiaries is eliminated against operating expenses in consolidation. The revenues of FICFS (including the revenues of its subsidiaries) for the period from June 1, 2003 to September 30, 2003 were $1.0 million. At the end of the second quarter of 2003, FICFS acquired three companies in the secondary education financial services market: (i) Total Consulting Group, Inc. ("TCG") (a consulting firm and registered investment advisor with clients in the secondary education marketplace), (ii) JNT Group, Inc. ("JNT") (an independent fee-based third party administrator operating principally in Texas and California) and (iii) three companies collectively referred to as "Paragon" - Paragon Benefits, Inc., The Paragon Group, Inc., and Paragon National, Inc. (a provider of employee benefit products and services to the secondary education marketplace). For a further description of FICFS and the acquisitions, see FIC's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2003 and Note 6 of the Notes to Consolidated Financial Statements.

Benefits and Expenses.

Policyholder benefits and expenses were $31.5 million in the first nine months of 2003, as compared to $ 33.5 million in the first nine months of 2002. The decrease in policyholder benefits and expenses from September 30, 2002 to the same period in 2003 was due primarily to a decrease in death benefits claims as well as reserve adjustments related to lower premiums received.

Interest expense on contractholders deposit funds was $21.4 million in the first nine months of 2003, as compared to $22.5 million in the same period of the year 2002. This expense is related to crediting of interest to policyholders for cash values accumulated in their accounts. This decrease was due primarily to the lowering of credited rates on these accounts starting in the fourth quarter of 2002.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are deferred policy acquisition costs ("DAC"). The expense related to the amortization of DAC was $8.0 million in the first nine months of 2003, as compared to $7.2 million in the first nine months of 2002. See "Critical Accounting Policies, Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business" herein for a further discussion of capitalization of expenses related to acquiring new business. The increase in the amortization of DAC from the nine-month period ended September 30, 2002 to the same period in 2003 reflects the level of policyholder withdrawals experience during the current period.

In the first nine months of 2003, the expense related to the amortization of present value of future profits of acquired business was $3.2 million as compared to $3.5 million in the first nine months of 2002.

Operating expenses for the first nine months of 2003 were $28.6 million, as compared to $25.0 million in the first nine months of 2002. The level of operating expenses for the nine-month period ending September 30, 2003 included:

     (i) $476,000 related to payments to be made to retired chief marketing officer, Jeffrey Demgen, pursuant to his employment agreement;

     (ii) legal and other expenses in the amount of $2.9 million related to litigation with the former Chairman and CEO, Roy F. Mitte;

     (iii)$925,000 of legal and other expenses for proxy matters and litigation related to the 2003 Annual Meeting of Shareholders;

     (iv) the accrual of a payment in the amount of $250,000 to be made to Otter Creek in connection with the settlement of litigation related to the 2003 Annual Meeting of Shareholders;

     (v) $400,000 paid to William P. Tedrow for his efforts in organizing and integrating the New Era Marketing Companies to FIC (see Notes to Consolidated Financial Statements, note 6E, herein for information regarding the payment to and employment agreement of William P. Tedrow);

     (vi) $212,175 paid to Salomon Smith Barney related to the matter as set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on January 28, 2003; and

     (vii)an expense of $360,000 for payments to be made to Eugene E. Payne pursuant to an amendment to his employment agreement.

Operating expenses for the nine-month period include $544,000 of expenses at ARC and $1.2 million of expenses at FICFS. The operating expenses FICFS (including the expenses of its subsidiaries) are for the period from June 1, 2003 to September 30, 2003. Since the results of FICFS are below the expectations of management, the Company is currently reviewing the business plans of these entities in order to determine what changes, if any, may be needed in the operation of the business entities that operate as part of the FICFS subsidiary. In connection with its review of the operations of FICFS, the Company evaluated the goodwill that was established in connection the acquisition of the New Era companies and has determined that, for the period ended September 30, 2003, no adjustment to the carrying value that was previously established is required. The Company expects to continue to monitor this item.

Operating expenses for the nine-month period ended September 30, 2002 included approximately $1.5 million of executive bonus payments and the repurchase of James M. Grace's employment contract, as well as a $1 million donation to the Roy F. and Joann Cole Mitte Foundation.

The provision (benefit) for federal income taxes was ($3.2) million in the first nine months of 2003 as compared to $0.4 million in the first nine months of 2002. The change is attributable to the decrease in income for the nine month period ended September 30, 2003 compared to the same period in 2002.

          Results of Operations - Three Months Ended September 30, 2003
            as compared to the Three Months Ended September 30, 2002

For the three-month period ended September 30, 2003, FIC's net loss was $3.7 million (basic and diluted loss of $0.39 per common share) on revenues of $28.1 million as compared to net income of $377,000 (basic and diluted earnings of $0.04 per common share) on total revenues of $30.5 million in the same three-month period of 2002.

Revenues

Premium income for traditional life insurance products, net of reinsurance ceded, was $7.4 million, as compared to $8.6 million for the quarter ended September 30, 2002. Income from universal life and annuity charges increased from $9.9 million for the quarter ended September 30, 2002 to $10.1 million for the quarter ended September 30, 2003.

Net investment income was $9.2 million for the three-month period ended September 30, 2003, as compared to $11.2 million in the same period of 2003. This decrease is primarily attributable to the interest rate environment during that period.

Net realized investment losses were $244,000 in the quarter ended September 30, 2003, as compared to a net realized investment loss of $79,000 in the same period in 2002. This loss is related to sales of fixed maturity securities. In addition, net realized investment loss was adversely affected by a $4.5 million charge resulting from the impairments in the value of certain securities. The charge resulted from a review that was conducted by the Company and its newly-appointed investment manager (Conning Asset Management Company), as previously described.

Other revenue was $1.3 million in the quarter ended September 30, 2003, as compared to $329,000 in the same period in 2002. Other income includes income from FIC's non-insurance subsidiaries, ARC and FICFS. For the three-month period ended September 30, 2003, ARC had revenues of $37,000 on business conducted with third-party clients and revenues of $234,000 on business conducted with subsidiaries of the Company. Revenue with the Company's subsidiaries is eliminated against operating expenses in consolidation. The revenues of FICFS (including the revenues of its subsidiaries) for the quarter ended September 30, 2003 were $813,000. ARC and FICFS were established by the Company during the current year; accordingly, the results of operations for the quarter ended September 30, 2002 do not reflect income from those businesses.

Benefits and Expenses

Policyholder benefits and expenses were $11.8 million in the quarter ended September 30, 2003, as compared to $ 11.1 million in the same period of 2002. The slight increase was due primarily to an increase in death benefits claims between the two periods.

Interest expense on contractholders deposit funds was $6.7 million in the quarter ended September 30, 2003, as compared to $7.4 million in the same period of 2002. This expense is related to crediting of interest to policyholders for cash values accumulated in their accounts. This decrease was due primarily to the lowering of credited rates on these accounts starting in the fourth quarter of 2002.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are deferred policy acquisition costs ("DAC"). The expense related to the amortization of DAC was $2.7 million for the quarter, as compared to $2.9 million in three-month period ended September 30, 2002.

Operating expenses for the three-month period September 30, 2003 were $11.4 million, as compared to $8.0 million in the same period in 2002. The level of operating expenses for the 2003 quarter were affected by: (i) $925,000 of legal and other expenses for proxy matters and litigation related to the 2003 Annual Meeting of Shareholders; (ii) the accrual of a payment in the amount of $250,000 to be made to Otter Creek in connection with the settlement of litigation related to the 2003 Annual Meeting of Shareholders; (iii) an expense of $360,000 for payments to be made to Eugene E. Payne pursuant to an amendment to his employment agreement; and (iv) $1.2 million related to the operations of ARC and FICFS.

The provision (benefit) for federal income taxes was $2.0 million in the three months ended September 30, 2003 as compared to a benefit of $369,000 in the three months ended September 30, 2002. The increase in the benefit was due to the $5.8 million decrease in income (before federal income tax) for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002. The benefit has been calculated based on an effective tax rate equal to the statutory rate of 35% for the three months ended September 30, 2003 and 2002. Additionally, the Company was able to credit $350,000 in the third quarter 2002 provision for federal income taxes related to the compensation of its former president and chief executive officer, Roy F. Mitte. In the first two quarters of 2002, the Company expected to incur federal income taxes related to non-deductible compensation. However, since Mr. Mitte was not an executive with the company on December 31, 2002, which is the relevant date for measuring deductibility of compensation under Section 162(m) of the Code, his entire compensation for 2002 is deductible and thus the Company will not incur the $350,000 in federal income taxes which had been reflected in the provision for federal income taxes in the first and second quarter of 2002.

                         Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is an insurance holding company whose principal assets consist of the outstanding capital stock of its insurance subsidiaries, Family Life Insurance Company ("Family Life") and Investors Life Insurance Company of North America ("Investors Life"), as well as the outstanding capital stock of Actuarial Risk Consultants, Inc. ("ARC"), its actuarial subsidiary, and 94% of the outstanding capital stock of FIC Financial Services, Inc.("FICFS"), a subsidiary that concentrates on the secondary education financial services market. As a holding company, FIC's ability to meet its cash requirements, pay interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiaries primarily its life insurance subsidiaries.

Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Family Life and Investors Life to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, their domiciliary state. Washington limits how and when Family Life and Investors Life can pay shareholder dividends by (a) including the "greater of" standard for payment of dividends to shareholders, (b) requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and ( c ) requiring that cash dividends be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of :
(i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. For the year ended December 31, 2002, Investors Life had earned surplus of $35.4 million and a net gain from operations of $1.4 million, and Family Life had earned surplus of $0.4 million and a net gain from operations of $3.3 million. Neither Investors Life nor Family Life paid any dividends during the first nine months of 2003. For the nine month period ended September 30, 2003, Investors Life had earned surplus of $35.7 million and a net gain from operations of $ 1.4 million, and Family Life had earned surplus of $2.9 million and a net gain from operations of $1.6 million.

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

FIC expects to have the ability to receive dividends from its newly-created subsidiary, FICFS, of which FIC owns 94% of the outstanding stock, as well as dividends from ARC.

FIC's cash and cash equivalents at September 30, 2003 amounted to $6.3 million as compared to $25.0 million at December 31, 2002. The decrease in cash and cash equivalents at September 30, 2003 from December 31, 2002 was due primarily to reinvestment of cash into purchases of fixed maturity securties.

FIC's net cash flow provided by operating activities was $181,000 for the nine month period ending September 30, 2003, as compared to $8.7 million provided by operating activities for the same period in the year 2002. The decrease in cash flows provided by operating activities is due primarily to net activity from trading securities, which are required to be reported in cash flows from operations.

Net cash flow used in investing activities was $31.0 million in the nine month period ending September 30, 2003, as compared to $7.4 million provided by investing activities in the same period of 2002. The $38.4 million increase in cash used in investing activities in 2003 from 2002 was due primarily to investment of cash into fixed maturity securities. Additionally, $4.2 million was used to invest in the acquisition of the above-mentioned subsidiaries of FICFS.

Net cash flow provided by financing activities was $12.1 million in the first nine months of 2003, as compared to $15.2 million used in financing activities in the first nine months of 2002. The increase in cash provided by financing activities of $27.3 million is primarily attributable to the issuance of the Senior Notes (see description of Senior Notes below) and a reduction in surrender benefits paid on certain contractholder balances.

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of September 30, 2003 were $564.6 million, as compared to $557.5 million at December 31, 2002. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At September 30, 2003, the bulk of the liabilities for contractholder deposit funds on FIC's balance sheet, $412.3 million, were related to insurance products, as compared to only $152.3 million of annuity product liabilities.

The cash requirements of FIC, and its holding company subsidiary, Family Life Corporation, consist primarily of (i) its service of the indebtedness created in connection with FIC's ownership of Family Life; and (ii) service of the indebtedness created by the Senior Notes (see description of Senior Notes, below).

The current balance of the indebtedness related to FIC's ownership of Family Life is $18.44 million, consisting of notes payable to FIC's subsidiary, Investors Life (the "Affiliate Notes"), represented by (i) a loan by Investors Life to Family Life Corporation made in July 1993, in connection with the prepayment of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition of Family Life by a wholly-owned subsidiary of FIC, and (ii) a loan by Investors Life to Family Life Insurance Investment Company made in July 1993, in connection with the same transaction described above.

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

The principal amount of the Senior Notes is to be paid on May 23, 2033 and interest shall be paid quarterly, beginning on August 23, 2003, at the rate of 4.20% over LIBOR (LIBOR is recalculated quarterly and the interest rate may not exceed 12.5% prior to May 2008). FIC may redeem the Senior Notes at any time on or after May 23, 2008 by payment of 100% of the principal amount of the Senior Notes being redeemed plus unpaid interest accrued to the payment date. In accordance with the terms of the Operative Documents, the entire principal and any interest accrued, but unpaid, may become immediately due and payable upon an event of default, which includes: failure to pay interest within 30 days of any due date; failure to pay principal when due; the bankruptcy or insolvency of FIC; or the merger of FIC or sale of all or substantially all of FIC's assets unless the successor entity to a merger is a United States corporation (or a foreign corporation which agrees to be bound by certain tax provisions included in the Indenture). The Operative Documents also place certain limitations on the offer or sale of securities of FIC, if such offer or sale would render invalid the Senior Notes' exemption from the registration requirements of the Securities Act of 1933; and further restrict, for a two year period, purchases of senior notes which are restricted securities. (See Note 7 for description on use of proceeds).

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

                                   Investments

As of September 30, 2003, FIC's invested assets, excluding separate accounts, totalled $766.7 million, compared to $761.2 million at December 31, 2002. The increase is primarily attributable to investments of cash into fixed maturity securities. The significant differences between the portfolio composition as of September 30, 2003 as compared to December 31, 2002 are: (i) the addition of trading securities, which comprise 0.8% of the investment portfolio at September 30, 2003 as compared to 0% at December 31, 2002; (ii) fixed maturities available for sale comprise 74.7% at September 30, 2003 compared to 64.9% at December 31, 2002; and (iii) short-term investments comprise 8.1% at September 30, 2003 compared to 18.1% at December 31, 2002.

The assets held by FIC's life insurance subsidiaries must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade." The general investment objective of the Company emphasizes the selection of short to medium term high quality fixed income securities, rated Baa- 3 (investment grade) or better by Moody's Investors Service, Inc.

The allocation of assets is determined primarily on the basis of cash flow and return requirements of FIC's products and secondarily by the level of investment risk. In order to ensure that investments are sufficient to satisfy cash flow needs, FIC established a level of cash and securities that, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Beginning in the first quarter of 2003, the Company took steps to diversify its selection of new investments, with the expectation of increasing the overall yield on the portfolio. As part of these efforts, the Company increased the percentage of its assets invested in collateralized mortgage obligations ("CMOs"), asset- backed securities and private placements. These investments were classified as "investment grade" at the time of purchase, which adhered to the investment guidelines of the Company at the time.

During the first nine months of 2003, FIC invested $438.1 million of its assets, of which $341.9 million consisted of reinvestments of matured and called fixed maturities, and $94.3 million consisted of investments from cash, cash equivalents and short-term investments. These investments were primarily made in short and medium-term securities. CMOs comprised $209.9 million of new investments, corporate securities comprised $57.2 million, asset-backed securities comprised $49.3 million, private placements comprised $54.8 million, taxable municipals comprised $23.8 million and agency bonds comprised $43.0 million.

Management believes that the asset allocation is sufficient to satisfy current projected cash flow requirements.

Following a review of the investment portfolios of the life insurance subsidiaries of the Company, the Investment Committee of the Company's Board of Directors recommended the engagement of a third- party investment manager to provide ongoing, professional management of the portfolios. In October, 2003, the life insurance subsidiaries entered into investment management agreements with Conning Asset Management Company ("Conning"). Under these agreements, Conning will manage the investment security portfolios of the Company's life insurance subsidiaries in accordance with investment policies set by the Company's Board of Directors. In addition, Conning will provide such other investment advisory and investment accounting and reporting services to the Company's life insurance subsidiaries as may be reasonably requested and agreed to by Conning.

The Company also revised the investment policies of its insurance subsidiaries. Conning has begun to realign the Company's life insurance subsidiaries' portfolios. As part of this realignment, Conning identified eight securities purchased earlier in 2003 that they felt had significant future principal risk. While all of these securities were investment grade when purchased, six of the eight have had ratings downgrades since purchase. Conning recommended that these securities be sold in the near future. Five of the eight had been sold by November 20, 2003. All eight were treated as other than temporarily impaired as of September 30, 2003.

Fixed Maturity Securities

The Company's fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities and United States Government bonds. As of September 30, 2003, the market value fixed maturities available for sale was $572.5 million as compared to an amortized cost of $575.6 million or an unrealized loss of $3.1 million. This reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. At December 31, 2002, the market value of the fixed maturities available for sale segment was $493.8 million as compared to an amortized cost of $479.4 million.

The investments of FIC's insurance subsidiaries in mortgage-backed securities included CMOs of $208.7 million as of September 30, 2003 as compared to $175.4 million at December 31, 2002, and mortgage- backed pass-through securities of $88.6 million as of September 30, 2003 and $29.6 million at December 31, 2002. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 50.62% of the book value of FIC's mortgage-backed securities at September 30, 2003, are sensitive to prepayment and extension risks. FIC's insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. At September 30, 2003, PAC and TAC instruments and scheduled bonds represented approximately 34.48% of the book value of FIC's mortgage-backed securities. Sequential and support classes represented approximately 20.83% of the book value of FIC's mortgage-backed securities at September 30, 2003. Additionally, the insurance subsidiaries make selected investments in CMOs of the inverse floater category. Such instruments, which are subject to strict quantitative and qualitative standards, carry a higher current interest rate which varies in an inverse relationship with a specified benchmark interest rate. The investment guidelines do not permit the purchase of CMOs that are interest only or principal only instruments. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Conversely, in periods of rising interest rates, mortgages are generally not repaid as rapidly which would adversely affect the anticipated duration of the CMO. For the year 2003, the investment objectives of FIC's insurance subsidiaries include a strategy of reducing the concentration in short-term investments by making selected investments in a variety of medium-term CMO instruments.

Trading Securities

FIC's trading securities consist of CMOs of the type that are generally referred to as "inverse floaters" which have coupon rates that vary in an inverse relationship with a specified benchmark rate. The value of FIC's trading securities as of September 30, 2003 was $6.1 million. The increase in the market value of trading securities during the period, $0.131 million, is included in net realized investment income on the consolidated income statement. FIC did not have any trading securities at December 31, 2002.

Equity Securities

FIC's equity securities consist primarily of its investment in the separate account of Investors Life. As of September 30, 2003, the market value of FIC's equity securities was $7.1 million, as compared to $6.4 million at December 31, 2002. The increase is related to an increase in the value of the underlying funds in the separate account.

Policy Loans

Policy loans totaled $44.4 million at September 30, 2003, as compared to $46.6 million at December 31, 2002.

Mortgage Loans

As of September 30, 2003, the Company did not have any investments in mortgage loans, as compared to $17,000 at December 31, 2002. The Company does not make new mortgage loans on commercial properties.

Real Estate

Invested real estate at September 30, 2003 was $74.3 million as compared to $75.4 million at December 31, 2002. The real estate investment is primarily related to the development of the River Place Pointe project ("River Place Pointe") by Investors Life. In October 1998, Investors Life purchased River Place Pointe, which consisted of two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors Life obtained a Site Development Permit for the tracts from the City of Austin allowing for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first section of the project, which consists of four office buildings, an associated parking garage, and related infrastructure was completed during 2000 and 2001. Construction on the second section of the project, which consists of three office buildings, an associated parking garage, and related infrastructure was completed in 2002.

As of September 30, 2003, Investors Life had invested $92.7 million in the construction of River Place Pointe, of which $19.4 million is recorded on FIC's balance sheet as property held for use. As of the date of this filing, 250,113 rentable square feet of office space was leased to third party tenants, 92,609 square feet of office space was occupied by the Company and its subsidiaries and 241,550 rentable square feet was available for lease. According to the Federal Deposit Insurance Corporation's ("FDIC") National Edition of Regional Outlook, Fourth Quarter, 2002, the Austin office market vacancy rate (including sublease space available) was 27.2% as of September 30, 2002, the highest in the nation.

The Company views the River Place Pointe investment as a long-term investment. Based on this assumption, the Company has examined future anticipated cash flow on the development and has determined that the investment is not impaired.

Short-term investments

FIC's short-term investments consist primarily of U.S. Government bonds. The level of short-term investments at September 30, 2003 was $62.3 million, as compared to $137.9 million as of December 31, 2002. The decrease in short-term investments was due to reinvestments of short-term assets into primarily medium-term fixed maturity securities and trading securities.

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

Cumulative Effect of Accounting Changes. During the first quarter of 2002, the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the practice of amortizing and deferring excess of net assets acquired over costs and requires unallocated negative goodwill to be recognized immediately. In accordance with the standard, FIC ceased negative goodwill amortization on January 1, 2002 and recognized the unamortized balance of $10.4 million of negative goodwill acquired in the Merger.

Accounting for Business Combinations. The Company accounts for business combinations using the purchase method of accounting. The cost of an acquired entity is allocated to the assets acquired (including identified intangible assets)and liabilities assumed based on their estimated fair values. The excess of the cost of an acquired entity over the net total of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as "goodwill." Indirect and general expenses related to business combinations are expensed as incurred.

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

Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business. The costs of acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), is included in deferred policy acquisition costs ("DAC"). DAC is capitalized and then amortized to reflect an expense in relation to the projected stream of profits (for universal life and annuity products) or to the premium revenue (for traditional life products). Such projections require use of certain assumptions, including interest margins, product loads, mortality rates, persistency rates, and maintenance expense levels. Effective with respect to new business issued on and after January 1, 2002, the Company has capitalized DAC based on an updated analysis of its cost structure and assumptions as to product performance. Management periodically reviews the assumptions associated with the amortization models prospectively.

Present value of future profits of acquired business ("PVFP") are the costs associated with acquiring blocks of insurance from other companies or through the acquisition of other companies. PVFP is capitalized and amortized in a manner that attempts to match these costs against the associated revenues.

For  a  further   discussion  of  accounting   standards,   see  New  Accounting
Pronouncements beginning on page 21, herein.

                                Subsequent Events


The life insurance subsidiaries of the Company currently maintain an office and records storage facility in Seattle, Washington. The office facility provides premium processing services and is staffed by approximately 28 employees. Management has determined that cost savings may be achieved by consolidating those functions in Austin, Texas. The estimated annual expenses savings, once the move has been completed, are estimated to be approximately $800,000 annually. The estimated cost of moving the facility is approximately $530,000, including the cost of severance payments to employees. In connection with that move, the life insurance subsidiaries have filed applications with the insurance departments of Texas and Washington to authorize the redomestication of the companies from Washington to Texas. As of the date of this report, the applications are under review by the insurance departments.

On October 29, 2003, the Company announced that it is reviewing its investment activities during the past year, including mark-ups and commissions paid during that time. The Company is also investigating, among other things, relationships between a broker-dealer used by the Company and William P. Tedrow. Mr. Tedrow is the president of the Company's FIC Financial Services, Inc. subsidiary and a Vice President of the Company. In his capacity at the Company, Mr. Tedrow has participated during the current year in the general supervision of investment activities.

The Company's investigation of these matters is ongoing. Mr. Tedrow has been placed on administrative leave pending the results of this investigation. The Company has not reached any conclusion with regard to Mr. Tedrow's role, if any, in the activities under review.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General. FIC's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the information set forth in "Management's Discussion and Analysis of Financial Condition and Operations - Investments."

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

The primary market risk to the Company's investment portfolio is interest rate risk. The Company's investment portfolio includes $6.1 million of "inverse floater" CMOs. These contain a derivative which is "embedded" in the financial instrument.

Interest Rate Risk: The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $42.4 million at September 30, 2003 and $16.6 million at December 31, 2002. For purposes of the foregoing estimate, fixed maturities, including fixed maturities available for sale and trading securities, and short-term investments were taken into account. The market value of such assets was $640.9 million at September 30, 2003 and $632.8 million at December 31, 2002.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $297.2 million at September 30, 2003 and $205.4 million at December 31, 2002. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $21.3 million at September 30, 2003 and $4.7 million at December 31, 2002.

Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders.

The Company generally does not use derivative financial instruments to manage our exposure to fluctuations in interest rates. However, the Company's investments in inverse floater CMOs at September 30, 2003 described above have a coupon rate which varies in an inverse relationship with a specified benchmark rate.

The hypothetical effect of the interest rate risk on fair values was estimated by applying a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.

Item 4. Controls and Procedures

     (a) The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of September 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures, as modified following implementation of the procedure described in paragraph (b), below, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) In connection with the preparation of its financial statements for the nine and three-month periods ended September 30, 2003, the Company reviewed those securities in its investment portfolio classified as fixed maturities available for sale. That review was conducted in order to determine whether changes in the carrying value of those securities should be considered as other than temporary. As a result of that review, the Company incurred a $5.2 million charge to net realized investment loss, of which a portion (approximately $725,000) relates to the quarter ended June 30, 2003. In addition, a review is in progress with respect to mark-ups and commissions paid on investments made during the past year, which review has not been completed as of the date of this report. In October, 2003, the Company retained Conning Asset Management Company ("Conning") to manage the investment security portfolios of the Company's life insurance subsidiaries in accordance with investment policies set by the Company's Board of Directors. The Company believes that the engagement of a third-party investment manager to provide ongoing, professional management of the portfolios will enhance the effectiveness of its controls with respect to investment transactions.

          In addition, the Company is conducting a review of the accounting systems used by JNT Group, Inc., one of the companies purchased in the New Era transaction, in connection with the processing of funds which it receives from various employee benefit plans. That review, which was commenced in early October, 2003, indicates that the accounting procedures in use at JNT were not sufficient to provide for the timely reconciliation of funds received by JNT for remittance to third-party providers of benefits to plan participants.

     (c) Except as described above, there was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. Other Information

Item 1.  Legal Proceedings

     The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact on the financial statements.

     Litigation with Otter Creek Partnership I, L.P.

     On June 13, 2003, Otter Creek Partnership I, L.P. filed a civil action lawsuit against FIC in the District Court in Travis County, Texas, Cause No. GN302872. Otter Creek and FIC have reached an agreement in principle to settle the lawsuit, and are preparing the appropriate documentation to do so. Under the proposed settlement, the Company will reimburse Otter Creek for $250,000 in proxy expenses. An additional $299,000 of proxy expenses and $190,000 of litigation expenses will be submitted to the Company's shareholders for approval at a shareholder's meeting. The Board of Directors will recommend that shareholders approve the reimbursement. The proposed settlement will also provide for mutual releases between the Company and Otter Creek and its affiliates. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P. Other Litigation. Additionally, the Company and its subsidiaries are regularly involved in litigation, both as a defendant and as plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance protection products. Management does not believe that such litigation, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     On June 30, 2003, a subsidiary of the Company, Investors Life Insurance Company of North America, exercised its option to purchase 500,411 shares of FIC's common stock, at a price of $2.10 per share. In connection with the option exercise, Investors Life paid FIC $1.05 million in cash to purchase the shares. The shares so issued are treated as treasury stock on the consolidated balance sheets of the Company. The sale of securities was exempt under section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The 2003 Annual Meeting of Shareholders of the Company was held on July 31, 2003. At the annual meeting, shareholders were asked to elect ten directors. In addition to the management slate of ten nominees, a slate of seven nominees was presented by Otter Creek Management, Inc. The meeting was adjourned on successive dates in order to provide for the counting of votes, the application of the cumulative voting procedure which had been requested in connection with the annual meeting and the receipt of the final report of the inspector of elections. The following table represents the tabulation of votes by the inspector of elections for each of the seventeen nominees prior to the application of cumulative voting:

              Name                          For                  Withheld
        John D. Barnett **              3,128,489.490           333,474.340
        J. Bruce Boisture *             3,925,841.354            52,429.089
        Salvador Diaz-Verson, Jr. *     3,925,159.354            53,111.089
        Patrick E. Falconio *           3,925,541.354            52,729.089
        Theodore A. Fleron **           3,123,337.053           338,626.777
        W. Lewis Gilcrease **           3,115,064.806           346,899.024
        Richard H. Gudeman *            3,925,841.354            52,429.089
        Steven A. Haxton *              3,925,716.354            52,554.089
        Richard Kosson **               3,135,381.819           326,582.011
        Fred W. Lazenby **              3,136,341.071           325,622.759
        R. Keith Long *                 3,925,375.354            52,895.089
        Elizabeth T. Nash **            3,125,137.541           336,825.289
        Frank Parker **                 3,116,937.470           345,026.360
        Eugene E. Payne **              3,129,658.143           332,305.687
        Lonnie L. Steffen *             3,925,841.354            52,429.089
        Kenneth S. Shifrin **           3,220,052.975           241,910.855
        Eugene J. Woznicki **           3,420,330.694            41,633.136

        *  = Otter Creek nominee
        ** = Management nominee

     Following application of the cumulative voting process, the following ten nominees were elected as directors. The following table reflects the results of the cumulative voting process:

              Name                                           Number of Votes

        John D. Barnett                                       8,654,909.575
        J. Bruce Boisture                                     7,353,085.738
        Salvador Diaz-Verson, Jr.                             7,353,085.738
        Patrick E. Falconio                                   7,353,085.738
        Richard H. Gudeman                                    7,353,085.738
        R. Keith Long                                         7,353,085.738
        Eugene E. Payne                                       8,654,909.575
        Lonnie L. Steffen                                     7,353,085.738
        Kenneth S. Shifrin                                    8,654,909.575
        Eugene J. Woznicki                                    8,654,909.575

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 Certification  of  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(a)  or Rule  15d-14(a) of the  Securities  Exchange Act of
               1934

          31.2 Certification  of  Chief  Financial   Officer  pursuant  to  Rule
               13a-14(a)  or Rule 15d- 14(a) of the  Securities  Exchange Act of
               1934

          32.1 Certification of Chief Executive Officer of Financial Industries Corporation pursuant to Rule 13a-14(b) or Rule 15-14(b) and 18 U.S.C. Section 1350

          32.2 Certification of Chief Financial Officer of Financial Industries Corporation pursuant to Rule 13a-14(b) or Rule 15-14(b) and 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K

          (i) On July 10, 2003, the Registrant filed a Current Report on Form 8-K. The report describes a modification in the membership of the Nominations/Governance Committee of the Board of Directors.

          (ii) On July 14, 2003, the Registrant filed a Current Report on Form 8-K. The report included a copy of a letter from the Registrant to Institutional Shareholders Services (information furnished, not filed).

          (iii)On July 29, 2003, the Registrant filed a Current Report on Form 8-K, announcing the release by the Registrant of the proxy with respect to shares of FIC common stock acquired by third parties from the Mitte Foundation.

          (iv) On August 13, 2003, the Registrant filed a Current Report on Form 8-K. The report referred to a press release issued on August 13, 2003, announcing the Registrant's financial results for the quarter ended June 30, 2003 (information furnished, not filed).

          (v) On August 22, 2003, the Registrant filed a Current Report on Form 8-K. The report announced the results of the 2003 Annual Meeting of Shareholders.

          (vi) On August 25, 2003, the Registrant filed a Current Report on Form 8-K, announcing the election of Keith Long as Chairman of the Board. The release also announced the resignation of Eugene E. Payne as Chairman and the agreement of Dr. Payne to continue as President and CEO, until a replacement is hired by the Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




FINANCIAL INDUSTRIES CORPORATION



       /s/ Eugene E. Payne
_____________________________________
Eugene E. Payne
President and Chief Executive Officer




      /s/ George M. Wise, III
______________________________________
George M. Wise, III
Chief Financial Officer



Date:   November 25, 2003