Form 10-Q/A
period 2003-06-30
FINANCIAL INDUSTRIES CORP
filed 2003-12-23
CIK 35733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

                                EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2003 as filed on August 14, 2003 and is being filed to reflect the restatement of the Registrant's interim consolidated financial statements and miscellaneous typographical corrections. The reasons for and effects of this restatement are presented in the notes to the consolidated financial statements. Except as described in Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. Other than with respect to the restated information, the Registrant has not updated disclosures in this Form 10-Q/A to reflect any event subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on August 14, 2003. For the most recent information concerning the Registrant, please see the Registrant's quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

                           Forward-Looking Statements


Except for historical factual information set forth in this Quarterly Report on Form 10-Q of Financial Industries Corporation (the "Company" or "FIC"), the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, future results, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC's investments and the lapse rate and profitability of policies; (2) FIC's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of FIC's insurance products; (5) FIC's ability to develop and maintain effective risk management policies and procedures and to maintain adequate  reserves for future  policy  benefits  and claims;  (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC's products; (7) increasing competition in the sale of insurance and annuities; (8) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; and (13) other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions  prove  incorrect,  actual  results may vary  materially  from those indicated. Investors should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect FIC.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                       Page No.


Part I - Financial Information

Item 1. Financial Statements
        Consolidated Balance Sheets
        June 30, 2003 (as RESTATED) and December 31, 2002.................... 5

        Consolidated Statements of Income
        For the three and six month periods ended
        June 30, 2003 (as RESTATED) and June 30, 2002, as restated........... 7

        Consolidated Statements of Cash Flows
        For the six month periods ended
        June 30, 2003 (as RESTATED) and June 30, 2002, as restated...........11

        Notes to Consolidated Financial Statements (as RESTATED).............14

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations.......................38

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk ...................................................51

Item 4. Controls and Procedures..............................................53

Part II - Other Information..................................................53

Signature Page...............................................................57

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                June 30,            December 31,
                                                 2003                  2002
                                              (unaudited)
ASSETS                                          RESTATED

Investments:

Fixed maturities held to maturity, at
amortized cost (market value
approximates $31 and $1,069 at
June 30, 2003 and December 31, 2002,
respectively)                                   $        29       $      1,090

Fixed maturities available for sale, at
market value (amortized cost of
$590,407 and $479,433 at June 30, 2003
and December 31, 2002,respectively)                 604,220            493,827

Trading securities, at market value                  19,995                  0

Equity securities, at market value (cost
approximates $6,348 and $6,381 at June
30, 2003 and December 31, 2002, respectively)         7,023              6,351

Policy loans                                         45,033             46,607

Mortgage loans                                            0                 17

Invested real estate                                 74,569             75,393

Short-term investments                               29,349            137,944

        Total investments                           780,218            761,229

Cash and cash equivalents                             9,239             24,975

Accrued investment income                             8,802              8,308

Agency advances and other receivables                18,549             19,728

Reinsurance receivables                              12,743             12,330

Due and deferred premiums                            11,394             11,981

Real estate occupied by Company                      19,495             19,702

Property and equipment, net                           1,776              1,367

Deferred policy acquisition costs                    76,369             77,210

Present value of future profits of
acquired businesses                                  21,619             23,796

Other assets                                         20,101             15,739

Separate account assets                             348,194            334,637

     Total Assets                               $ 1,328,499        $ 1,311,002

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                June 30,            December 31,
                                                 2003                  2002
                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY           (RESTATED)


Liabilities:

Policy liabilities and contractholder
deposit funds:

Contractholder deposit funds                    $   562,616       $    557,466

Future policy benefits                              168,490            172,008

Other policy claims and benefits payable             14,027             17,035
                                                    745,133            746,509

Deferred federal income taxes                        23,428             25,814

Notes payable                                        15,000                  0

Other liabilities                                    26,574             29,400

Separate account liabilities                        348,194            334,637

Total Liabilities                                 1,158,329          1,136,360

Commitments and Contingencies

Shareholders' equity:

Common stock, $.20 par value, 25,000
shares authorized in 2003 and 2002,
12,363 and 11,856 shares issued in
2003 and 2002, 9,566 and 9,601 shares
outstanding in 2003 and 2002                          2,474              2,372

Additional paid-in capital                           67,562             66,541

Unearned compensation                                (2,368)                 0

Accumulated other comprehensive income                5,719              4,949

Retained earnings                                   120,775            123,046
                                                    194,162            196,908

Common treasury stock, at cost, 2,797
and 2,255 shares in 2003 and 2002                   (23,992)           (22,266)

Total Shareholders' Equity                          170,170            174,642

Total Liabilities and Shareholders' Equity      $ 1,328,499        $ 1,311,002

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)


                                                  Three Months Ended June 30,
                                                     2003           2002
                                                   RESTATED       RESTATED

Revenues:

 Premiums                                       $     7,612        $     8,996

 Net investment income                               10,529              9,376

 Real estate income                                     629                712

 Net realized investment gains                         (365)                 4

 Earned insurance charges                            10,180             10,676

 Other                                                  631                238
                                                     29,216             30,002
Benefits and expenses:

Policyholder benefits and expenses                   10,054             11,531

Interest expense on contract holders deposit funds    7,310              7,109

Amortization of present value of future profits
of acquired businesses                                1,031              1,275

 Amortization of deferred policy acquisition costs    2,610              2,310

 Operating expenses                                   9,681              7,897

 Interest expense                                        79                  0
                                                     30,765             30,122

Loss before federal income tax                       (1,549)              (120)

Provision for federal income taxes                     (542)               127

Net loss                                        $    (1,007)       $      (247)

              The accompanying notes are an integral part of these
                            consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)


                                                  Three Months Ended June 30,
                                                     2003           2002
Net Loss Per Share                                 RESTATED       RESTATED

Basic:

Weighted average shares outstanding                   9,593              9,541

Basic earnings per share:

Basic earnings per share                        $     (0.10)       $     (0.03)

Diluted:

Common stock and common stock equivalents             9,593              9,541

Diluted earnings per share:

Diluted earnings per share                      $     (0.10)       $     (0.03)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                 Six  Months Ended June 30,
                                                     2003             2002
                                                   RESTATED         RESTATED

Revenues:

 Premiums                                       $    15,551        $    18,912

 Net investment income                               19,572             19,810

 Real estate income                                     917              1,325

 Net realized investment gains                        1,265                  5

 Earned insurance charges                            20,598             21,501

 Other                                                  889                690
                                                     58,792             62,243
Benefits and expenses:

Policyholder benefits and expenses                   19,706             22,399

Interest expense on contract holders
deposit funds                                        14,649             15,094

Amortization of present value of future
profits of acquired business                          2,145              2,361

Amortization of deferred policy acquisition
costs                                                 5,242              4,320

Litigation settlement                                 2,915                  0

Operating expenses                                   17,550             16,983

Interest expense                                         79                  0

Total                                                62,286             61,157

Income (loss) before federal income tax and
cumulative effect of change in accounting principle  (3,494)             1,086

Provision for federal income taxes                   (1,223)               751

Income (loss) before cumulative effect of
change in accounting principle                       (2,271)               335

Cumulative effect of change in accounting principle       0             10,429

Net (Loss) Income                               $    (2,271)       $    10,764

                 The accompanying notes are an integral part of
                         these consolidated statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except per share data, unaudited)

                                                  Six Months Ended June 30,
                                                   2003             2002
Net Income (Loss) Per Share                      RESTATED         RESTATED

Basic:

Weighted average shares outstanding                   9,598              9,515

Basic earnings per share:

Income (loss) per share before cumulative
effect of change in accounting principle        $     (0.24)       $      0.03

Cumulative effect of change in accounting
principle                                                 0               1.10

Basic earnings per share                        $     (0.24)       $      1.13

Diluted:

Common stock and common stock equivalents             9,598              9,594

Diluted earnings per share

Income (loss) per share before cumulative effect
of change in accounting principle               $     (0.24)       $      0.03

Cumulative effect of change in accounting principle       0               1.09

Diluted earnings per share                      $     (0.24)       $      1.12

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                   Six Months Ended June 30,
                                                     2003             2002
                                                   RESTATED         RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income                               $   (2,271)        $    10,764

Adjustments to reconcile net income to
net cash provided by operating activities:

Amortization of present value of future
profits of acquired business                         2,145               2,361

Amortization of deferred policy acquisition costs    5,242               4,320

Depreciation                                         1,760               1,282

Cumulative effect of change in accounting principle      0             (10,429)

Realized gain on investments                        (1,265)                 (5)

Changes in assets and liabilities:

(Increase) decrease in accrued  investment income     (494)                176

Decrease (increase) in agent advances and other
receivables                                            924              (5,152)

Decrease in due and deferred premiums                  587                 859

Increase in deferred policy acquisition costs       (4,383)             (5,006)

Increase in other assets                               (68)             (2,489)

(Decrease) increase in policy liabilities
and accruals                                          (243)              3,463

Increase in other liabilities                        4,258               2,237

Decrease in deferred federal income taxes           (2,555)             (2,159)

Net activity from trading securities               (19,995)                  0

Other, net                                             540                 921

Net cash (used in) provided by operating
activities                                      $  (15,682)        $     1,143

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                            (in thousands, unaudited)


                                                   Six Months Ended June 30,
                                                     2003           2002
                                                   RESTATED       RESTATED
CASH FLOWS FROM INVESTING ACTIVITIES

Fixed maturities purchased                      $ (332,392)       $   (106,587)

Real estate capitalized                               (439)            (10,380)

Proceeds from sales and maturities of
fixed maturities                                   214,302             115,313

Net change in policy loans                           1,574               1,597

Net change in short-term investments               108,595              11,840

Net change in property and equipment                  (411)               (175)

Acquisition of subsidiaries, net of cash
acquired                                            (4,037)                  0

Net cash (used in) provided by investing
activities                                         (12,808)             11,608

CASH FLOW FROM FINANCING
ACTIVITIES

Dividends Paid                                        (483)             (2,207)

Contractholder fund deposits                        29,738              25,628

Contractholder fund withdrawals                    (30,871)            (36,379)

Issuance of common capital stock                     1,123                 989

Purchase of treasury stock                          (1,753)               (460)

Proceeds from bank borrowings                       15,000                   0

Net cash provided by (used in) financing
activities                                          12,754             (12,429)

Net (decrease) increase in cash                    (15,736)                322

Cash, beginning of year                             24,975               7,094

Cash, end of period                             $    9,239         $     7,416

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data which was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with current year presentation. All adjustments made to the interim periods are of a normal recurring nature, except for the June 30, 2003 and 2002 restatements described in Note 9.

The  consolidated   financial  statements  include  the  accounts  of  Financial
Industries   Corporation   ("FIC")  and  its  wholly-owned   subsidiaries.   All
significant intercompany items and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year presentation.

In connection with the preparation of its financial statements for the three and nine-month periods ended September 30, 2003, the Company reviewed those securities in its investment portfolio classified as fixed maturities available for sale. That review was conducted in order to determine whether changes in the carrying value of those securities should be considered as other than temporary. As a result of that review, the Company recognized a $5.2 million charge to net realized investment loss, of which approximately $725,000, pre-tax, relates to the quarter ended June 30, 2003.

Realized investment losses of $725,000 and related adjustments to amortization of present value of future profits of acquired businesses, deferred policy acquisition costs and accumulated other comprehensive income have been recorded as of June 30, 2003.

The Company also determined that $105,000 had been accrued and reported as income in the period ended June 30, 2003 relating to amounts that were anticipated to be due to ILG Securities Corporation, a broker- dealer subsidiary of the Company, in connection with securities transactions involving the investment portfolios of the Company's subsidiaries. This amount should have been eliminated in consolidation against the cost of securities purchased. Moreover, the Company has not determined that ILG Securities Corporation has a contractual right to receive such payments, accordingly, such amounts are now reflected in liabilities pending resolution of this issue.

Deferred federal income tax balances were adjusted for the above items.

The June 30, 2003 financial statements included in the previously filed Form 10-Q for the three and six months ended June 30, 2003 have been restated in this document as shown in the table below to correct the above impairments, reversal of commission income and reflect the related effect of income taxes.

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


1.   Other Comprehensive Income

The  following  is  a  reconciliation   of  the  change  in  accumulated  other
comprehensive income from December 31, 2002 to June 30, 2003 (in thousands):



                                        Net             Net                             Total
                                        Unrealized      apprecia-                       accumulated
                                        gain (loss)     tion                            other
                                        on invest-      (deprecia-                      compen-
                                        ments in        ation) of                       hensive
                                        fixed maturi-   equity                          income
                                        ties available  securities
                                        for sale                         Other

Balance at December 31, 2002            $ 6,601         $   (20)        $(1,632)        $ 4,949

Current Period Change,  (Restated)           84             459             277             770

Balance at June 30, 2003, (Restated)    $ 6,685         $   439         $(1,405)        $ 5,719

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2.   Earnings per Share

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share amounts):




                                                    Three months ended                Six months ended
                                                         June 30,                         June 30,
                                                    2003          2002              2003          2002
                                                  RESTATED      RESTATED          RESTATED      RESTATED
BASIC:

Net (loss) income available to common
shareholders                                    $  (1,007)      $    (247)       $  (2,271)     $   10,764

Weighted average common shares outstanding          9,593           9,541            9,598           9,515

Basic earnings per share                        $   (0.10)      $   (0.03)       $   (0.24)     $     1.13

DILUTED:

Net (loss) income available to common
shareholders                                    $  (1,007)       $   (247)       $  (2,271)     $   10,764

Weighted average common shares outstanding          9,593           9,541            9,598           9,515

Common stock options                                    0               0                0             295

Repurchase of treasury stock                            0               0                0            (216)

Common stock and common stock equivalents           9,593           9,541            9,598           9,594

Diluted earnings per share                      $   (0.10)       $  (0.03)       $   (0.24)     $     1.12


Options to purchase 973,436 shares of common stock at prices ranging from $8.18 to $16.42 were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods where a loss from continuing operations was incurred.

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma income information is as follows (in thousands except for net income (loss) per share):

                                            Three months ended            Six months ended
                                                 June 30,                       June 30,
                                           2003            2002           2003            2002
                                                         RESTATED                       RESTATED

Net (loss) income as reported           $ (1,007)       $   (247)       $ (2,271)       $ 10,764

Pro forma compensation expense,
net of tax benefits                            0              39               0              76

Pro forma net (loss) income             $ (1,007)       $   (286)       $ (2,271)       $ 10,688

Net (loss) income per share:

  Basic as reported, restated           $  (0.10)       $  (0.03)       $  (0.24)       $   1.13

  Diluted as reported, restated         $  (0.10)       $  (0.03)       $  (0.24)       $   1.12

  Basic - Pro Forma                     $  (0.10)       $  (0.03)       $  (0.24)       $   1.12

  Diluted - Pro Forma                   $  (0.10)       $  (0.03)       $  (0.24)       $   1.11

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

The results of operations of the New Era Marketing Companies are included in the Consolidated Statement of Income from the effective date of the acquisitions (May 30, 2003). The pro forma results as if FIC had acquired the New Era Marketing Companies on January 1, 2003 are as follows (in thousands except per share amounts):


                                        Three Months          Six Months Ending
                                       Ending June 30,            June 30,
                                            2003                    2003
                                          RESTATED                RESTATED
---------------------------------- -----------------------  -------------------
Revenues                                $    29,795             $    59,944

Net income                              $    (1,025)            $    (2,324)

Basic earnings per share                $     (0.11)            $     (0.24)

Diluted earnings per share              $     (0.11)            $     (0.24)
---------------------------------- -----------------------  -------------------

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

               FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     D. Stock Purchase and Option Agreement - Equita Financial and Insurance Services of Texas, Inc. ("Equita"):

In consideration of the role which Equita served in having brought the opportunity to acquire the New Era Marketing Companies to FIC and Equita' intention to assist FIC in the implementation of its business plan through the marketing agreement described above, FIC granted to Equita an option to acquire up to 169,000 shares of Common Stock at a per share exercise price equal to $16.42 per share, but only if "Qualifying Premiums" for the "Determination Period" exceed $200,000,000. The definitions of Qualifying Premiums and Determination Period are the same as those for the option granted to APS with respect to the base option only. In addition, FIC granted to Equita an additional option to purchase up to 158,000 shares of Common Stock at a per share exercise price equal to $16.42 per share, but only at the rate of 10,000 shares for each $10,000,000 increment by which Qualifying Premiums for the Determination Period exceed $200,000,000. Unless earlier exercised, the options granted to Equita expire on December 31, 2006. The fair value of the options at the date the Qualifying Premium targets, if met, are achieved will be recognized as expense in accordance with SFAS No. 123 and EITF 96-18 at that date.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity. For mandatorily redeemable financial instruments of a nonpublic entity, SFAS 150 is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. For financial instruments created before the issuance date of SFAS 150 and still existing at

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS 150. The provisions of SFAS 150, which we adopted in 2003, did not have a material impact on our consolidated financial statements. We will continue to evaluate the potential impact of SFAS 150 on our consolidated financial position and results of operations.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         E. Deferred acquisition cost amortization for traditional life policies issued prior to January 1, 2002, had been calculated using amortization factors which did not properly take into account the pattern of commission expense recognized on these policies, which understated amortization of these costs in early years of the policies and overstated amortization of these costs in later years of the policies. Also, deferred acquisition cost amortization for universal life policies issued prior to January 1, 2002, was based on undiscounted estimates of future gross profits, which overstated amortization of these costs.

          F. Present value of future profits amortization had not reflected certain adjustements that reduced the present value of future profits asset.

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

          H. InterContinental Life Corporation ("ILCO") had been accounted for as an investment of the Company under the equity method of accounting prior to May 18, 2001 and consolidated after that date upon FIC's acquisition of ILCO's remaining outstanding shares. ILCO's financial statements also required adjustment for the following items:

               i. ILCO had not recorded dividends and capital gain distrubutions prior to 1998 on its investment in one of its variable annuity separate accounts (which understated ILCO January 1, 2000 retained earnings) and had not recorded unrealized gains or losses to adjust the carrying value of its investment in the separate account to market value (which understated ILCO January 1, 2000 accumulated other comprehensive income).

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


               iv. ILCO did not properly apply the accounting rquirements of SFAS No. 87, "Employers" Accounting for Pensions," in accounting for its defined benefit pension plan. ILCO had accounted for its pension expense on a cash basis. As a result, the Company had not properly recognized pension expense or benefit and had not recorded a prepaid pension asset in years prior to January 1, 2000.

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

The settlement provides for payments by the Company to Roy Mitte of $1 million on June 1, 2003, $1 million on June 1, 2004 and $1 million on June 1, 2005, with a provision for acceleration of payments in the event of a change in control. The settlement agreement also includes provisions whereby, the Company agrees
(i) to use commercially reasonable efforts to locate a purchaser or purchasers of specified installments over a two year period of the 1,552,206 shares of FIC common stock owned by the Foundation during future periods set forth in the settlement agreement, at a price of $14.64 per share, (ii) to purchase (or, alternatively, locate a purchaser) on or before June 1, 2003 of the 39,820 shares of FIC common stock owned by Roy Mitte and the 35,502 shares of common stock held in the ESOP account of Roy Mitte, at a price of $14.64 per share. The agreement also includes provisions related to the continuation of health insurance of Roy and Joann Mitte and payment for the cancellation of options held by Roy Mitte to purchase 6,600 shares of FIC common stock. The Company has recognized a charge of $2.9 million (before tax) in the first quarter of 2003 for amounts to be paid under the settlement agreement, representing the discounted amount of the non-interest bearing settlement.

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

                FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

                                   RESTATEMENT

In this Item 2, references to results for the quarter ended June 30, 2003 are to restated results. The restatement relates to realized investment losses, before tax, of $725,000 and related adjustments to amortization of present value of future profits of acquired businesses, deferred policy acquisition costs and accumulated other comprehensive income and $105,000 of brokers fees that should have been eliminated in consolidation against the cost of securities purchased.

As a result, the financial statements for the three and six month periods ending June 30, 2003 have been restated.

For purposes of this Form 10-Q/A and in accordance with rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the period ended June 30, 2003 as originally filed on August 14, 2003 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR
UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THIS RESTATEMENT.

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

In the first six months of 2003, net income was affected by a $2.9 million expense related to the settlement of the litigation between FIC, Roy F. Mitte (the former Chairman and Chief Executive Officer of the Company), and the Roy F. and Joann Cole Mitte Foundation (see Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 for a further description of this settlement, referred to therein as the "Mitte Settlement"). Net income in the first six months of 2003 was also affected by extraordinary operating expenses such as: (i) a $476,000 expense for payments to be made to Jeffrey Demgen pursuant to his employment agreement; (ii) a $400,000 payment to William
P. Tedrow; (iii) legal and other expenses related to litigation and proxy matters; and (iv) fees paid to Salomon Smith Barney. See "Benefits and Expenses" below for a further explanation of these items.

         Results of Operations - Six Months Ended June 30, 2003 and 2002

For the six-month period ended June 30, 2003, FIC's net loss was $2.3 million (basic and diluted loss of $0.24 per common share) on revenues of $58.8 million as compared to net income of $10.8 million (basic earnings of $1.13 per common share, or diluted earnings of $1.12 per common share) on revenues of $62.2 million in the first six months of 2002. Net income for the first six months of 2002, before the cumulative effect of change in accounting principle, was $0.3 million (basic and diluted earnings of $0.03 per common share).

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

Net investment income for the first six months of 2003 was $19.6 million as compared to $19.8 million in the same period of 2002. Net investment income in the first six months of 2003 was adversely affected by the current interest rate environment.

Real estate income is primarily earned from the leases on the buildings at River Place Pointe, an office complex in Austin, Texas which is owned by Investors Life. Real estate income was $0.9 for the six- month period ended June 30, 2003, as compared to $1.3 million for the same period in 2002. The decrease in real estate income from the six months ended June 30, 2003 to the same period ended June 30, 2002 is due to the completion of the remainder of the buildings in River Place Pointe and the related expenses and depreciation of those buildings. These three buildings did not generate rental income in the first six months of 2003.

Net realized investment gains were $1.3 million in the first six months of 2003, as compared to $0.005 million in the first six months of 2002. This gain is related to sales of fixed maturity securities which were sold in anticipation of the securities being called and is offset by $725,000 of other than temporary impairment losses.

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

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are deferred policy acquisition costs ("DAC"). The expense related to the amortization of DAC was $5.2 million in the first six months of 2003, as compared to $4.3 million in the first six months of 2002. See "Critical Accounting Policies, Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business" herein for a further discussion of capitalization of expenses related to acquiring new business. The increase in the amortization of DAC of $0.9 million from the six-month period ended June 30, 2002 to the same period in 2003 reflects the withdrawal experience during this period.

In the first six months of 2003, the expense related to the amortization of present value of future profits of acquired business was $2.1 million as compared to $2.4 million in the first six months of 2002.

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

The provision for federal income taxes was ($1.2) million in the first six months of 2003 as compared to $0.8 million in the first six months of 2002. The decrease was due to the decrease in income for the six month period ended June 30, 2003 compared to the same period in 2002.

            Results of Operations - Three Months Ended June 30, 2003
               as compared to the Three Months Ended June 30, 2002

For the three-month period ended June 30, 2003, FIC's net loss was $1.0 million (basic and diluted loss of $0.10 per common share) on revenues of $29.2 million as compared to a net loss of $0.2 million (basic and diluted loss of $0.03 per common share) on total revenues of $30.0 million in the same three month period of 2002.

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

Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Family Life and Investors Life to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, their domiciliary state. Washington limits how and when Family Life and Investors Life can pay shareholder dividends by (a) including the "greater of" standard for payment of dividends to shareholders, (b) requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and (c) requiring that cash dividends be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of :
(i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. For the year ended December 31, 2002, Investors Life had earned surplus of $35.4 million and a net gain from operations of $1.4 million, and Family Life had earned surplus of $0.4 million and a net gain from operations of $3.3 million. Neither Investors Life nor Family Life paid any dividends during the first six months of 2003. For the six month period ended June 30, 2003, Investors Life had earned surplus of $36.7 million and a net gain from operations of $0.34 million, and Family Life had earned surplus of $2.5 million and a net gain from operations of $1.2 million.

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

Net cash flow used in investing activities was $12.8 million in the six month period ending June 30, 2003, as compared to $11.6 million provided by investing activities in the same period of 2002. The $24.4 million increase in cash used in investing activities in 2003 from 2002 was due primarily to investment of cash into fixed maturity securities. Additionally, $4.0 million was used to invest in the acquisition of the above- mentioned subsidiaries of FICFS.

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

During the first six months of 2003, FIC invested $342.5 million of its assets, of which $218.2 million consisted of reinvestments of matured and called fixed maturities, and $124.3 million consisted of investments from cash, cash equivalents and short-term investments. These investments were primarily made in short and medium-term securities. CMOs comprised $162.2 million of new investments, corporate securities comprised $35.6 million, asset-backed securities comprised $40.6 million, private placements comprised $40.3 million, taxable municipals comprised $19.9 million and agency bonds comprised $43.0 million. Management believes that the asset allocation is sufficient to satisfy current projected cash flow requirements.

The Company reviewed securities in its investment portfolio classified as fixed maturities available for sale. That review was conducted in order to determine whether changes in the carrying value of those securities should be considered as other than temporary. As a result of that review, the Company incurred a $725,000 charge to net realized investment loss in the quarter ended June 30, 2003.

Fixed Maturity Securities

The Company's fixed maturity securities portfolio is predominately comprised of low risk, investment grade, available for sale publicly traded corporate securities, mortgage-backed securities and United States Government bonds. As of June 30, 2003, the market value fixed maturities available for sale was $604.2 million as compared to an amortized cost of $589.7 million or an unrealized gain of $14.5 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. At December 31, 2002, the market value of the fixed maturities available for sale segment was $493.8 million as compared to an amortized cost of $479.4 million.

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


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

               31.1 Certification  of Chief Executive  Officer  pursuant to Rule
                    13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

               31.2 Certification  of Chief Financial  Officer  pursuant to Rule
                    13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934

               32.1 Certification  of  Chief  Executive   Officer  of  Financial
                    Industries Corporation pursuant to Rule 13a-14(b) or Rule 15 -14(b) and 18 U.S.C. Section 1350

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



Date:   December 23, 2003