Form 10-K
period 2003-12-31
FINANCIAL INDUSTRIES CORP
filed 2005-07-29
CIK 35733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2003

Commission File Number 0-4690

Financial Industries Corporation

(Exact name of registrant as specified in its charter)

TEXAS	74-2126975
State of Incorporation	(I.R.S. Employer Identification number)

6500 River Place Boulevard, Building I, Austin, Texas 78730

(Address including Zip Code of Principal Executive Offices)

(512) 404-5000

(Registrant's Telephone Number)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $.20 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.          YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2003, based on the closing sales price in the Nasdaq National Market ($14.88), was $127,260,628.

The number of shares outstanding of Registrant's common stock on May 31, 2005, was 9,808,652.

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-K, the statements, analyses, and other information contained herein, including but not limited to, statements found in Item 1-Description of the Business, Item 3-Legal Proceedings, and Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations, relating to trends in our operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget”, “could”, “designed”, “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,”, “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) increasing competition in the sale of insurance and annuities; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 1–Description of the Business, Item 3-Legal Proceedings, and Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

SPECIAL NOTE ABOUT THIS REPORT

This annual report is our first regular periodic report covering periods after September 30, 2003. Readers should be aware of several aspects of this annual report. First, this report is for the annual reporting periods ended December 31, 2003. Second, because of the gap in our public reporting and the significant changes we have made to our business in the interim, we have included information relating to our business, current directors, current officers, and related matters which have occurred subsequent to December 31, 2003. Third, this report contains a restatement of our previously issued consolidated financial statements for 2002, 2001 and 2000 in addition to initial consolidated financial statements for 2003.

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K

General Development of the Business

Financial Industries Corporation (“FIC,” the “Company,” or the “Registrant”) is a holding company engaged primarily in the life insurance business through its ownership of Family Life Insurance Company (“Family Life”) and Investors Life Insurance Company of North America (“Investors Life”). Organized as an Ohio corporation in 1968, FIC reincorporated in Texas in 1980. FIC and its insurance subsidiaries have substantially identical managements; officers allocate their time among FIC and its subsidiaries in accordance with the needs of the Company’s business. FIC’s executive offices are located at 6500 River Place Boulevard, Building I, Austin, Texas 78730.

Through 1984, FIC's principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. From 1985 to 1987, FIC acquired a 48.1% equity interest in InterContinental Life Corporation (“ILCO”). At that time, ILCO was a publicly traded New Jersey corporation engaged in the sale and underwriting of life insurance and annuities through various subsidiaries. In 1991, FIC purchased Family Life, a Washington-based life insurance company, from Merrill Lynch Insurance Group, Inc. In 2001, FIC acquired the remaining shares of ILCO through a merger of a subsidiary of FIC with and into ILCO. See “Acquisitions, Acquisition Financing, and Divestitures-Acquisition of Investors Life.”

Until September 2002, the business and affairs of the Company were led by its former Chairman, CEO, and President, Roy Mitte. After Mr. Mitte’s termination as an executive officer, the Company in 2003 entered into several initiatives (see “Purchase and Sale of ‘New Era’ Companies” and “Investment of Assets” below). In 2003, a proxy contest relating to the election of directors resulted in the election in August 2003 of a majority of the Board from among the dissident candidates. Since August 2003, this newly constituted Board (the “new Board”) has taken substantial steps (described elsewhere in this document) intended to stabilize the business and refocus its growth strategy.

Recent Changes in Management

Since August 2003, the new Board has brought in new management to run the Company. The CEO and President (Eugene Payne), Chief Financial Officer (George Wise), Chief Marketing Officer (William P. Tedrow), Vice President for Operations (John Welliver), Vice President for Information Technology (Tom Richmond), Corporate Communications Officer (Robert Cox), and Corporate Affairs Officer (Bob Bender) have all left the Company. They have been replaced to date by a new non-employee Chairman of the Board (R. Keith Long), CEO and President (J. Bruce Boisture), Senior Vice President – Operations (Michael P. Hydanus), and CFO (Vincent L. Kasch).

Change in Investment Management

The new Board, after evaluating the Company’s internal investment management capabilities, selected Conning Asset Management Company (“Conning”) to manage the investment assets of Family Life and Investors Life. Working with Conning, the Company has taken a number of steps with regard to these investment assets that are designed to enhance returns or reduce risks associated with this investment activity.

Change in Domiciliary State

Prior to March 2004, FIC’s insurance company subsidiaries were chartered and regulated by the State of Washington and maintained insurance-related operations in Seattle, Washington, pursuant to an agreement with the Washington Department of Insurance. In 2003, FIC’s insurance company subsidiaries applied to the Insurance Departments in Washington and Texas for permission to redomesticate to Texas. The applications were approved in March 2004. The Company believes that this transfer of its insurance charters to Texas (in connection with consolidating its insurance operations in Texas) will help it to achieve regulatory and operating efficiencies.

Creation of New Insurance Service Company

In June 2004, with the approval of the Texas Department of Insurance, FIC established a new insurance services subsidiary, FIC Insurance Services, L.P. This new entity provides management, operating and administrative services to both Family Life and Investors Life, on a fee basis. This structure enables FIC to reduce substantially the level of intercompany accounting activity and to improve cash flow at the holding company level.

Acquisitions, Acquisition Financing, and Divestitures

For much of its history, FIC has pursued a growth-by-acquisition strategy. A series of acquisitions, divestitures, and related financing has substantially shaped the current Company.

Acquisition of Family Life. In 1991, FIC acquired Family Life, a Washington-based life insurance company, from Merrill Lynch Insurance Group, Inc. Family Life’s primary business is the underwriting and sale of mortgage protection life insurance to customers who are mortgage borrowers from financial institutions with which Family Life has marketing relationships. Family Life distributes its insurance products primarily through a national career agency sales force. See "Insurance Subsidiaries - Family Life".

Acquisition of Investors Life. From 1985 to 1987, FIC acquired an equity interest (approximately 48%) in InterContinental Life Corporation (“ILCO”), a public company that owned several life insurance companies. In December 1988, ILCO acquired Investors Life. During the 1990s, ILCO acquired several other insurance companies and merged its insurance subsidiaries into Investors Life. In May 2001, FIC acquired the remaining 51.9% of ILCO, making Investors Life an indirect, wholly-owned subsidiary of FIC. See “Insurance Subsidiaries – Investors Life”.

Acquisition-Related Financing

Financing for Family Life Acquisition. The acquisition of Family Life in 1991 was financed in part through loans obtained from various third-party financing sources. By 1996, these loans had been replaced entirely by subordinated loans from Investors Life to FIC and Family Life Corporation. The outstanding balance on these loans at December 31, 2003, was $16.9 million, and at March 31, 2005, was $15.4 million. With the approval of the Texas Department of Insurance, these loans were restructured as of March 18, 2004. As amended, the loans provide for a reduction in the interest rate from 9% to 5% for the balance of the term of the loans, no required principal payments for the period from June 12, 2004, to December 12, 2005, a resumption of principal payments on March 12, 2006, and ten equal quarterly principal payments until the maturity date of June 12, 2008.

Because Investors Life is a wholly owned subsidiary of FIC, these loans do not appear on FIC’s consolidated balance sheet. The debt service associated with the loans, however, does affect FIC’s cash flow requirements, as well as the ability of FIC’s insurance subsidiaries to generate dividends or other cash flow to FIC. This debt service obligation also affects FIC’s ability to pay dividends to its shareholders.

FIC Borrowing in 2003 In May 2003, FIC borrowed $15.0 million by issuing subordinated notes. It used the proceeds in part for the acquisition of the New Era companies (see “Purchase and Sale of ‘New Era’ Companies,” below) and in part for general corporate purposes. The notes bear interest at LIBOR plus 4.2%, require the payment only of interest through May 22, 2033, and require repayment of the entire $15.0 million of principal on May 22, 2033. For a more extensive description of the notes, see Note 8 to the consolidated financial statements.

Purchase and Sale of “New Era” Companies. In June 2003, the Company acquired several small companies collectively known as the “New Era” companies. These companies (Paragon Benefits, Inc., The Paragon Group, Inc., and Paragon National, Inc. (collectively referred to as “Paragon”), Total Consulting Group, Inc., and JNT Group, Inc.) were in several related businesses: consulting in the design of planned benefit programs for secondary school systems, investment advisory services for such plans and for other clients, insurance brokerage to participants in such plans, and third-party administrative services to such plans. The acquisition, made through a non-insurance subsidiary, cost approximately $4.9 million, of which $646,000 was paid in the form of FIC common stock. Also in connection with the acquisition, six principals/employees of the New Era companies obtained long-term (three-year to five-year) employment contracts, in connection with which they were to receive FIC stock, allocated as part of the Stock Purchase Agreements, with a market value of approximately $2.4 million as of the date of the Stock Purchase Agreements in June 2003.

The performance of the New Era companies after the acquisition was substantially below plan. By the fourth quarter of 2003, the Company had advanced approximately $1 million in working capital to the New Era companies. JNT Group, Inc., the third-party administration company, required extensive reworking of its recordkeeping systems during this period as well, along with a $200,000 infusion from FIC into the fiduciary accounts maintained by JNT for its customers. One of the New Era principals resigned during this period, alleging “good reason under the provisions of his employment agreement; see Item 3-Legal Proceedings-Litigation with Former Employee. On December 3, 2003, the remaining five New Era principals notified the Company that they were resigning their employment, effective as of December 16, 2003, alleging that such resignations were for “good reason” under the provisions of their employment agreements. The Company notified the individuals that it disputed the “good reason” claim, and that their resignations would be viewed as a breach of their employment agreements.

After reviewing the long-term prospects for the New Era companies, the Company decided in December 2003 to sell them. In light of the significant operating loss that had been generated by these companies since the June 2003 acquisition, their significant use of working capital during the same period, and the perceived poor future prospects for the businesses, the New Era companies were resold to five of the New Era principals for one dollar. The sale closed on December 31, 2003.

In connection with the sale, the employment contracts of the five individuals were cancelled and FIC stock, with a market value of approximately $2.1 million as of December 31, 2003, that would otherwise have been payable, reverted to the Company. In consideration for the cancellation of the five principals’ employment contracts, the principals received a payment of $10,000 each from the Company. The sale did not release FIC from certain obligations and liabilities. Under the provisions of the sale agreement, FIC agreed to indemnify the buyers for seventy-five percent of third-party claims arising out of the operations of JNT Group, Inc. during the period from October 1, 2003, to December 31, 2003. This indemnification applies only to third-party claims which are asserted within two years from December 31, 2003, and is limited to a maximum of $100,000. To date, no such claims for indemnification have been asserted. See, also, Item 3-Legal Proceedings-Litigation with Former Employee of Subsidiary.

Financial Information About Segments

The principal operations of the Company’s insurance subsidiaries are the underwriting of life insurance and annuity products. Accordingly, no separate segment information is required to be provided by the Company for the three-year period ended December 31, 2003.

Description of the Business

Insurance Subsidiaries

The Company markets and sells life insurance products through agents of its insurance subsidiaries, Family Life and Investors Life. Prior to April 2004, the Company’s insurance subsidiaries also actively sold fixed annuity products. Effective April 1, 2004, the distribution of fixed annuity products was temporarily discontinued. During 2003, the Company received $23.1 million of deposits under annuity contracts. Earned charges (surrender charges) on the in-force book of fixed annuity business contributed $423,000 to revenue in 2003. The Company anticipates that the in-force book of fixed annuity business will continue to produce earned charges, subject to the rate at which contracts surrenders occur in the future. The Company may resume the marketing of fixed annuity products in the future, depending upon market conditions and the development of new products that are more competitive; however, no definite date has been set for resumption of such sales.

Family Life. Family Life, which was organized in the State of Washington in 1949 and redomesticated to the State of Texas in 2004, specializes in providing mortgage protection life insurance to mortgage loan borrowers. Family Life believes that it is the only nation-wide captive-agent life insurance company operating primarily through leads from financial institutions. Family Life has contractual relationships with over 80 mortgage-service organizations across the country. This includes both mortgage-service companies actively marketing Family Life's programs on an on-going basis and mortgage-service companies that do not market with Family Life but do allow insureds the convenience of including their premium payment with the monthly mortgage payment. As of March 31, 2005, Family Life had contractual relationships with 20 of the top 30 A-paper mortgage servicers in the U.S. and 9 of the top 20 subprime lenders.

Family Life's mortgage protection business consists of term and universal life insurance sold to homeowners. Generally, the Family Life insurance policies are designed to repay or reduce the mortgage balances of policyholders in the event of their death. These policies are sold primarily to customers of independent financial institutions, often facilitated by a current list of borrowers provided by the financial institution. These policies may list the lending financial institution as the primary beneficiary of the life insurance policy. A key feature of the Family Life system is the ability to bill and collect premiums through the policyholder's monthly mortgage payments. This system enables Family Life to provide a convenient solution to the financial security needs of the under-served and under-protected low-to-moderate income homeowner market, which is currently its primary market.

Direct access to mortgage customers and the convenience of the insured making payments through their mortgage bill provide Family Life with a strong competitive advantage in this market. Family Life's primary distribution channel is its exclusive force of approximately 235 active agents. During 2003 and 2004, the sales organization was extensively restructured to lower overall policy acquisition costs. The Company has also upgraded its product portfolio in 2004 to offer more competitive features and benefits, including an option to return premiums paid if the insured lives to the end of the term period. These developments have strengthened Family Life in its traditional market.

Family Life is licensed to sell annuity and life insurance products in 48 states and the District of Columbia (not licensed to sell in New York or New Hampshire). In 2003, Family Life derived premium income from all states in which it is licensed, with Texas, California and Florida accounting for approximately 29%, 23% and 5% of statutory premiums, respectively.

In 2003, direct statutory premiums received on Family Life’s life insurance products totaled $32.8 million. This compares to $36.9 million in 2002 and $39.6 million in 2001. First-year premium received was $4.1 million in 2003, compared to $4.0 million in 2002 and $4.7 million in 2001. The reduction in premiums received over the past several years, and the relatively small amounts of first-year premiums received, are a significant concern of the Company’s new management, which is taking steps designed to increase the distribution of Family Life’s products.

Investors Life. During 2003, Investors Life was engaged primarily in administering its existing portfolio of individual life insurance and annuity policies. Investors Life is licensed to sell individual life insurance and annuity products in 49 states (not licensed in New York), the District of Columbia, and the U.S. Virgin Islands. These products are marketed through independent, non-exclusive general agents. In 2003, Investors Life derived premium income from all states in which it is licensed, with the largest amounts, 14%, 8%, and 8%, derived from Pennsylvania, California and Ohio, respectively.

Products currently underwritten by Investors Life include a universal life insurance plan that ranks favorably to similar products offered by its competitors with regard to guaranteed and current assumption cash values. Universal life insurance provides death benefit protection with flexible premium and coverage features, and the crediting of interest on cash values, at company-declared current interest rates. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the dates of payments and frequency of payments.

In addition, Investors Life has introduced a series of level-term life products aimed at the mortgage-protection market that feature competitive rates and a guaranteed return of premium option. The Company has also offered, but has temporarily discontinued the sale of, fixed annuity products.

Direct statutory premiums received from all types of life insurance policies sold by Investors Life were $38.9 million in 2003, as compared to $42.1 million in 2002 and $45.0 million in 2001. Investors Life received reinsurance premiums from Family Life of $4.6 million in 2003, pursuant to the reinsurance agreement for universal life products written by Family Life. First-year premiums received were $1.1 million in 2003, as compared to $1.3 million in 2002 and $2.0 million in 2001. The reduction in premiums received during the period from 2001 to 2003 and the relatively small amounts of first-year premiums received are a significant concern of the Company’s new management, which is taking steps that are expected to increase the distribution of products written by Investors Life.

Direct deposits from the sale of fixed annuity products were $21.7 million in 2003, compared to $16.4 million in 2002 and $12.3 million in 2001.

Investors Life also sponsors a variable annuity separate account, through which it has offered single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund”), a series fund which is managed by Putnam Investment Management, Inc. As of December 31, 2003, the assets held in the separate account totaled $28.9 million. During 2003, the premium received in connection with these variable annuity policies was $72,000, which was received from existing contract owners. Investors Life no longer actively markets these products.

Investors Life also maintains a closed variable annuity separate account, with approximately $12.1 million of assets as of December 31, 2003. The separate account was closed to new purchases in 1981 as a result of an IRS ruling that adversely affected the status of variable annuity separate accounts that invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

Through its affiliate, ILG Sales Corporation, Investors Life operates a distribution system for the products of third-party life insurance companies. The marketing arrangement makes available, to appointed agents of Investors Life, types of life insurance and annuity products not currently being offered by Investors Life. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company’s appointed agents receive commissions on the sales of these products and the Company’s marketing subsidiary, ILG Sales Corporation, receives an override commission. During 2003, ILG Sales Corporation received override revenues of $895,000 through this distribution system. At December 31, 2003, Investors Life had relationships with 747 agents engaged in this marketing effort as well as the sale of Investors Life’s own products. At March 31, 2005, reflecting the reorganization of the Investors Life distribution system described below, 332 agents were licensed to sell both the products of Investors Life and those of unrelated companies available through ILG Sales Corporation. The Company, as it builds the distribution of Investors Life’s own products, is phasing out the sale of third-party products.

Agency Operations

The products of FIC's insurance subsidiaries are marketed and sold through two separate distribution channels.

Family Life Distribution System. Family Life utilizes a nationwide exclusive agent force to sell its products. This agent force sells mortgage protection life insurance and, prior to April 2004, annuity products. The products are sold primarily to customers of Family Life’s client financial institutions with mortgage loans under $150,000, usually through a list of borrowers provided by the financial institution. Family Life works closely with the financial institutions to maintain the Family Life lead systems, which have been built from the loan portfolios of each active financial institution. Family Life agents canvass in person the mortgage borrowers of the financial institutions that are active on the Family Life lead system to offer the borrowers the opportunity to purchase mortgage protection insurance (term or universal life insurance products).

Although Family Life continues to focus on its traditional sales approach, it has more recently established a supplemental leads program, through which leads are obtained from public records (e.g., county loan records). Family Life has also implemented a program to work with lenders as “set-up only,” in which a mortgage lending institution does not furnish leads but will collect and remit premiums from its borrowers.

A principal focus of Family Life’s marketing activity is the development and maintenance of contractual agreements with the financial institutions that provide referrals to, and collect monthly premiums from, their borrowers for Family Life insurance plans. Family Life is currently reorganizing and expanding its distribution system to increase its distribution capacity while retaining the historical strength of its captive-agent sales force. In connection with this reorganization, Family Life has established a regional manager-district manager structure, with all compensation to managers and agents on a variable basis, based on sales production. In addition, Family Life has intensified its recruiting of district managers and agents.

Investors Life Distribution System. Through 2003, Investors Life contracted with independent, non-exclusive agents, general agents and brokers nation-wide to sell its products. Such agents and brokers also sell insurance products for companies in competition with Investors Life. To attract agents and enhance the sale of its products, Investors Life has sought to pay competitive commission rates and provide other sales inducements.

Investors Life has recently reorganized its distribution system to enhance its ability to distribute its life insurance products. In connection with this reorganization, Investors Life has eliminated several layers of salaried sales managers and substituted a system of personal producing agents (“PPAs”) managed directly from the home office. The Company believes that this PPA system better suits the current sales level and enables Investors Life to provide an attractive level of commissions to agents.

Marketing Agreement with Equita. In June 2003, in connection with the New Era transaction described above, the Company entered into a marketing agreement with Equita Financial and Insurance Services of Texas, Inc. (“Equita”). Under the terms of the agreement, and subject to standards of commercial reasonableness and its own rate-of-return thresholds, the Company undertook to develop various insurance and annuity products for distribution by Equita. It granted Equita an exclusive right to distribute these products specifically to persons over the age of 55, and also granted Equita options for the purchase of FIC stock contingent on Equita meeting certain sales targets. The continuation of Equita’s exclusive distribution rights after December 31, 2004, however, was also contingent upon Equita meeting certain sales targets.

Beginning in June 2003, FIC undertook the development of both annuity and insurance products for distribution by Equita. As of December 31, 2004, however, Equita had not begun the distribution of any FIC products. In February 2004, Equita informed FIC that Equita regarded FIC to be in breach of several of FIC’s obligations under the marketing agreement, a view that FIC strenuously rejects. FIC has continued (and intends to continue) to offer to work with Equita to jointly develop products for distribution by Equita.

In June 2005, Equita commenced litigation against FIC pertaining to matters arising out of the option agreement. See Item 3-Legal Proceedings-Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.

Investment of Assets

From January through August 2003, FIC’s investment of its securities portfolio was directed by its internal investment committee. A number of bond purchases during this period resulted in part, at the end of September 2003, in writedowns of approximately $5.2 million of other than temporarily impaired investments. These bonds were all sold in the fourth quarter of 2003, resulting in a small additional loss subsequent to the writedowns. One additional bond purchased in early 2003 was sold in late 2003 for a net pre-tax gain of $580,000. The other bonds purchased from January to September 2003 were carried at an additional net unrealized loss of $12.3 million at December 31, 2003. On August 21, 2003, when the new Board took office, it suspended the investment authority of the internal investment committee and halted all trading. The Company retained Conning as the investment manager for the Company’s investment assets on October 20, 2003. Conning now manages the portfolio investment and investment accounting for the Company, reporting directly to the Investment Committee of the Board of Directors and to the Company’s CEO. The new Board’s Investment Committee has also adopted new Investment Policies for both Investors Life and Family Life.

In early October 2003, the new Board commenced (through outside counsel) an investigation into whether certain of the Company’s investment transactions for the period from January 2003 through August 21, 2003, had resulted in the payment of excessive mark ups and mark downs. The Company has referred the results of its review to the National Association of Securities Dealers (“NASD”), which has the matter under consideration

At December 31, 2003, invested assets (including cash and cash equivalents) totaled $771.1 million. The general investment objective of the Company emphasizes the selection of short-to-medium term, high-quality, fixed-income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. The Company, with the assistance of Conning, is now actively managing its asset/liability matching. Of FIC’s invested assets, 72.1% were in fixed maturity securities available for sale at December 31, 2003. At December 31, 2003, this portfolio consisted of 12% in government securities, 34% in corporate obligations, and 54% in mortgage-backed and asset-backed securities. At March 31, 2005, these percentages were 16% in government securities, 51% in corporate obligations, and 33% in mortgage-backed and asset-backed securities.

The assets held by Family Life and Investors Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company emphasizes obtaining targeted profit margins, while minimizing the exposure to changing interest rates. In making such portfolio selections, the Company generally does not select new investments that are commonly referred to as "high yield" or "non-investment grade," although the Company may allocate a small portion of its investment to such securities in the future. Almost all of the fixed maturity obligations in the Company’s investment portfolio are in investment-grade securities.

The Company also maintains a portion of its investment assets in each of the following categories: invested real estate, real estate available for sale, short-term investments, equity securities, and policy loans. Most significant has been its investment in real estate, which totaled $77.7 million at the end of 2003. This consists almost entirely of the Company’s investment in River Place Pointe, a seven-building office complex in Austin, Texas. The Company occupies one of the buildings as its home office. This home office building, which represented an additional investment of $13.9 million at December 31, 2003, is classified as “real estate held for use” on the Company’s consolidated balance sheet. The River Place Pointe development, completed in 2002, was 51% leased as of December 31, 2003 and 66% leased as of March 31, 2005 (excluding the Company’s home office building). The Company sold the River Place Pointe development on June 1, 2005, for a total consideration of $103 million. The Company estimates the total gain to be approximately $10 million, which includes both the current realized gain on the sale and the deferred gain to be recognized over the period from the sale through March 31, 2008.

For a further discussion of FIC’s invested assets, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments.”

Operations and Data Processing

Operations. Until 2003, the Company conducted its day-to-day insurance operations in two locations, its home office in Austin, Texas, and the Family Life facility in Seattle, Washington. It also maintained a substantial records storage facility in Seattle. During the second half of 2003 and the first quarter of 2004, the Company moved the Family Life operations from Seattle to Austin. This allowed the Company to consolidate all of its insurance operations in Austin, eliminating its Seattle staff without any increase in staffing in Austin. As part of this facility closure and resulting employee terminations, severance benefits were paid to employees. Severance costs incurred in 2003 totaled $170,000.

Overall, the Company has reduced its staffing from its highpoint of 318 in June 2003 to 266 by December 31, 2003, and to 179 by March 31, 2005. Through ongoing improvements in systems and in operating procedures and efficiencies, the Company is seeking to make additional improvements in its operating costs per policy.

Data Processing. The Company provides for its data processing and control needs with modern industry-standard mainframe equipment, supplemented by network computing utilizing multiple servers. Current versions of the operating system and file maintenance software have been installed and are in operation. The Company maintains web sites for the Company, and separate sites for the policyholders and the agents of both of the insurance affiliates. The Company believes it has the capacity with existing systems to handle substantial increases in its business, and expects no significant additional investments in data processing facilities would be required for such increases. The Company expects to make additional efforts in the future to improve work processes and reduce expense levels.

Reinsurance and Reserves

FIC’s insurance subsidiaries limit the maximum net losses they may incur from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained by FIC’s insurance subsidiaries with the excess being ceded to a reinsurer at a premium set forth in a schedule based on the age and risk classification of the insured. The reinsurance treaties include allowances that help Family Life and Investors Life offset the expense of writing new business. Although reinsurance does not eliminate the exposure of FIC's insurance subsidiaries to losses from risks insured, the net liability of such subsidiaries will be limited to the portion of the risk retained, provided that the reinsurers meet their contractual obligations. If the cost of reinsurance were to increase, if reinsurance were to become unavailable, or if a reinsurer should fail to meet is obligations, the Company could be adversely affected.

Investors Life generally retains the first $100,000 to $250,000 of risk on the life of any individual on its in-force block of life policies; it has initiated a recapture program to increase this limit to $250,000 on most of these policies when available under the terms of the applicable reinsurance treaty. On its in-force block of business, Family Life generally retains the first $250,000 of risk on the life of any one individual.

On certain products being written by FIC’s insurance subsidiaries (which amounted to approximately 55% of new business written in 2003), the risk was reinsured on a percentage basis with Family Life retaining either 50% or 10% of the risk depending on the face amount of the policy. The reinsurer on this portion of the business, as part of its general withdrawal from the life reinsurance market, terminated these reinsurance agreements with respect to new business written on and after January 18, 2005. The reinsurer will continue to remain obligated with regard to policies issued and reinsured under the agreements prior to that date. The Company replaced these reinsurance agreements with new reinsurance arrangements under which, with regard to these types of business, the Company retains all risks up to $100,000 and 50% of amounts in excess of $100,000 up to a maximum exposure of $250,000 per risk.

Family Life and Investors Life maintain reinsurance treaties under which they reinsure all of the mortality risks under accidental death benefit policies.

In December 1997, FIC’s life insurance subsidiaries entered into a reinsurance treaty under which most of the contractual obligations and risks under accident and health and disability income policies were assumed by a third-party reinsurer.

In 1995, Family Life (as the ceding company) entered into a reinsurance agreement with Investors Life (as the reinsuring company) pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy that is less than $200,000 (increased to $250,000 for new business as of April 1, 2004). Face amounts above that level are reinsured by Family Life with a third-party reinsurer. In 1996, Family Life (as the ceding company) entered into a reinsurance agreement with Investors Life (as the reinsuring company), pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors Life, with Family Life concentrating on the writing of term life insurance products.

FIC’s insurance subsidiaries establish and carry as liabilities actuarially determined reserves that are calculated to meet the Company’s future obligations. Reserves for life insurance policies are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, modified when appropriate to reflect the Company’s actual experience (e.g., lapses, withdrawals). These reserves are computed to equal amounts that (with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates) are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death.

Regulation

General. The Company and its insurance subsidiaries are subject to regulation and supervision at both the state and federal level, including regulation under federal and state securities laws and regulation by the states in which they are licensed to do business. The state insurance regulation is designed primarily to protect policy owners. Although the extent of regulation varies by state, the respective state insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, licensing of agents, the regulation of trade practices and premium rates, the approval of form and content of financial statements, and the type and character of investments.

These laws and regulations require the Company's insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business and their business and accounts are subject to examination by such agencies at any time. The insurance laws and regulations of the domiciliary state of the Company's insurance subsidiaries require that such subsidiaries be examined at specified intervals. Both Investors Life and Family Life were domiciled in the state of Washington at the end of 2003 but, as noted elsewhere in this business description, redomesticated to Texas during the first quarter of 2004.

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

The Company’s life insurance subsidiaries are subject to periodic examination by the state insurance departments, usually on a three to five-year cycle. The most recent examination was conducted as of December 31, 1998, by the Washington Department of Insurance. The Texas Department of Insurance has notified the Company that it has scheduled a periodic examination of the life insurance subsidiaries as of December 31, 2004. The examination is scheduled to commence during the third quarter of 2005.

As of the date of this report, the Company’s insurance subsidiaries are current in their filing obligations with respect to unaudited statutory financial statements. However, the insurance subsidiaries have not yet filed their audited statutory statements for the year ended December 31, 2004, which filings were due during the month of June 2005. As the Company and its insurance subsidiaries work to become current in their financial statement filings, we will be providing the home state regulatory agency ( the Texas Department of Insurance) with periodic information regarding the operations of the Company and its insurance subsidiaries.

Risk-Based Capital Requirements. The National Association of Insurance Commissioners (“NAIC”) has imposed Risk-Based Capital (“RBC”) standards to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is intended to be used by insurance regulators as an early warning tool to discover potentially weakly capitalized companies for the purpose of initiating regulatory action. The RBC requirements are not intended to be a basis for ranking the relative financial strength of insurance companies. The formula also defines a new minimum capital standard that will supplement the prevailing system of fixed minimum capital and surplus requirements now applied on a state-by-state basis.

The RBC requirements provide for different levels of regulatory attention for any company whose “Total Adjusted Capital” (which generally consists of its statutory capital, surplus, and asset valuation reserve) falls below 200% of its “Authorized Control Level RBC.” Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 2003, and December 31, 2004, indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries was above its respective Authorized Control Level RBC.

Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the effect for guaranty fund assessments or credits in the period such amounts are probable and can be reasonably estimated.

Dividends. Dividends paid by its insurance company subsidiaries are a source of cash for FIC to make payments of principal and interest on its debt. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Prior to the transfer of the domicile of Family Life and Investors Life from Washington to Texas in March 2004, the provisions of the Washington Insurance Code applied to the payment of dividends from the insurance subsidiaries to FIC. The provisions of the Washington Insurance Code applicable to the payment of dividends and extraordinary dividends by an insurance company are substantially similar to the provisions of Texas law described above. In 2003 and 2004, Family Life and Investors Life did not make any dividend payments to FIC. Family Life had earned surplus of $2.2 million and ($1.3) million at December 31, 2003, and December 31, 2004, respectively, and a net gain from operations of $2.3 million for 2003 and a net loss from operations of $1.6 million for 2004. Investors Life had earned surplus of $27.2 million and $18.4 million at December 31, 2003 and December 31, 2004, respectively, and a net loss from operations of $0.8 million and $2.2 million for 2003 and 2004, respectively.

Valuation Reserves. Life insurance companies are required to establish an Asset Valuation Reserve (“AVR”) consisting of two components: (i) a “default component,” which provides for future credit-related losses on fixed maturity investments, and (ii) an “equity component,” which provides for losses on all types of equity investments, including equity securities and real estate. Insurers are also required to establish an Interest Maintenance Reserve (“IMR”), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer’s statutory financial statements, but do not affect the financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). Since dividend payments are based upon statutory earnings, management believes that the combination of the AVR and IMR will affect statutory capital and surplus and therefore may reduce the ability of Investors Life and Family Life to pay dividends to FIC.

Insurance Holding Company Regulation. Following the redomestication of Family Life and Investors Life to Texas in March 2004, these companies became subject to regulation under the insurance and insurance holding company statutes of the state of Texas. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The insurance holding company statutes also require prior regulatory agency approval, or in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies, and their affiliates.

Under the Texas Insurance Code, unless (i) certain filings are made with the Texas Department of Insurance, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as the Company, which controls a Texas insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

The insurance holding company regulations generally apply only to insurers domiciled in a particular state. The regulations in certain states also provide, however, that insurers that are “commercially domiciled” in that state are also subject to the provisions applicable to domiciled insurers. The test for determining whether an insurer is commercially domiciled is based on the percentage of premiums written in the state as compared to the amount of premiums written everywhere over a measuring period. The applicable percentage for California is 33%. Currently, the insurance subsidiaries of FIC are not treated as commercially domiciled in any jurisdiction.

Privacy Legislation. In July 2001, the Financial Services Modernization Act (referred to in this paragraph as the “Act”) of 1999 became applicable to insurance companies. In general, the Act provides that financial institutions have certain obligations with respect to the maintenance of the privacy of customer information. In addition, the Act places new restrictions on disclosure of nonpublic personal information to third party institutions seeking to utilize such information in connection with the sale of products or services. A financial institution may disseminate certain types of customer information to nonaffiliated third parties if the institution provides clear and conspicuous disclosure of the institution’s privacy policy and the customer authorizes the release of certain information to third parties. Where the customer permits the release of the information, the Act restricts disclosure of information that is non-public in nature but does not prohibit the release of information which can be obtained from public sources. FIC’s insurance subsidiaries have not experienced any adverse effects to their business as a result of the Act to date.

USA Patriot Act. Title III of the USA Patriot Act (Public Law 107-56) (referred to in this section as the “Act”), makes a number of amendments to the anti-money laundering provisions of the Bank Secrecy Act (“BSA”). The purpose of the amendments was to facilitate the prevention, detection and prosecution of international money laundering and the financing of terrorism. The Act requires every financial institution to establish an anti-money laundering program that includes: (1) the development of internal policies, procedures, and controls; (2) the designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test programs.

In October 2002, the Department of the Treasury (“Treasury”) released an interim final rule that temporarily deferred the application of the anti-money laundering program requirements of the Act to certain financial institutions, including insurance companies. Although Treasury has not yet issued final regulations pertaining to insurance companies, FIC’s insurance subsidiaries have taken steps to establish an anti-money laundering program and continue to check names, involved in certain transactions, against the Specially Designated Nationals and Blocked Persons List prepared by Treasury’s Office of Foreign Assets Control. Until Treasury issues final rules regarding the insurance industry’s compliance with the anti-money laundering provisions of the Act, FIC’s insurance subsidiaries believe that it is too early to predict the Act’s long-term effects on their business.

Federal “do-not-call” Regulations. The Federal Communications Commission (“FCC”) has issued rules that regulate telephone solicitations and fax solicitations by insurance agents. These rules became effective on October 1, 2003. As part of these rules, the FCC established a National Do Not Call Registry. Family Life distributes its insurance products primarily through leads furnished by mortgage lenders. FIC’s insurance subsidiaries have implemented procedures to assist agents in compliance with the federal regulations. It is not anticipated that the additional compliance steps that agents are required to take will have a significant adverse effect upon sales.

Potential Federal Regulation. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies periodically investigate the condition of the insurance industry (encompassing both life and health and property and casualty insurance) in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Further, because FIC is a publicly traded entity, it is subject to regulation by the SEC. Under SEC regulations, FIC is required to file forms under the Securities Act of 1933 and the Securities and Exchange Act of 1934 with respect to various aspects of its business.

Federal Income Taxation. FIC files a consolidated federal income tax return with its subsidiaries, except for Investors Life (which files a separate return) and ILG Securities (which files its own federal income tax return). In accordance with the tax allocation agreements maintained by those FIC companies that file a consolidated return, federal income tax expense or benefit is allocated to each entity in the consolidated group as if such entity were filing a separate return.

NAIC IRIS Ratios. The NAIC Regulatory Information System (“IRIS”) ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2003 and 2004, each of the Company’s insurance subsidiaries had three or fewer IRIS ratios outside of the usual ranges.

Competition

The financial services industry in general, and the market for life insurance and annuity products in particular, are highly competitive, involving many companies. The principal cost and competitive factors that affect the ability of FIC’s insurance subsidiaries to sell their insurance products on a profitable basis are: (1) the general level of premium rates for comparable products; (2) the extent of individual policyholders services required to service each product category; (3) general interest rate levels; (4) competitive commission rates and related marketing costs; (5) legislative and regulatory requirements and restrictions; (6) the impact of competing insurance and other financial products; and (7) the condition of the regional and national economies.

Agents placing insurance business with Family Life and Investors Life are compensated on a commission basis. Some companies pay higher commissions and charge lower premium rates than FIC’s insurance subsidiaries, and many companies have more resources than FIC’s insurance subsidiaries. In addition, consolidations of insurance and banking institutions may adversely affect the ability of Family Life to expand its customer referral relationships with mortgage lending and servicing institutions.

The Company believes it can compete effectively by focusing on markets where its approach to distribution and products provides competitive advantage. This includes initially the mortgage-protection insurance market. Family Life’s delivery system already provides an advantage in the lower-income homeowner market. Family Life has recently introduced new mortgage-related products with improved benefits and features. Investors Life has reorganized its distribution arrangements to compete more effectively in the mortgage-related market through independent brokers.

Ratings

FIC’s life insurance subsidiaries are rated by A.M. Best Company, Inc. (“A.M. Best”), a nationally recognized rating agency. Insurance ratings represent the opinion of the rating agency on the financial strength of a company and its capacity to meet the obligations of insurance policies. As of the date of this report, the insurance financial strength ratings assigned by A.M. Best to Investors Life and Family Life were B and B+, respectively. These ratings were assigned by A.M. Best in 2004, and reaffirmed in 2005. Prior to 2004, the ratings assigned by A.M. Best to Investors Life and Family Life were B+ and B++, respectively. The Company cannot predict what actions, if any, A.M. Best may take in the future, or what actions the Company may take in response to such actions. A rating downgrade of either of the Company’s insurance subsidiaries by A.M. Best could adversely affect new sales of insurance products and retention of current business.

Employees of the Company

At December 31, 2003, the Company (including its subsidiaries) had approximately 266 employees, of whom 246 worked in the Company’s home office operations and 20 worked as field staff in the Company’s two insurance company subsidiaries. As of March 31, 2005, the Company had 179 employees.

Available Information

Our website address is "www.ficgroup.com." We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on the investor relations section of this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports promptly after we electronically file those materials with, or furnish those materials to, the SEC. Our Code of Ethics for Senior Executive and Financial Officers is also available on the investor relations section of our website. We will post any amendments to or waivers from a provision of our Code of Ethics for Senior Executive and Financial Officers on the same section of our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.

ITEM 2. PROPERTIES

FIC’s home office is located at River Place Pointe, 6500 River Place Blvd., Building One, Austin, Texas. River Place Pointe was purchased by Investors Life in October 1998. It consists of approximately 48 acres of land in Austin, Texas. The aggregate purchase price for the undeveloped land was $8.1 million. The site development permit allowed for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. The Company completed construction of the first section of the project, which consists of four office buildings, an associated parking garage and related infrastructure, during 2000 and 2001. It completed the second phase of construction, which included three more office buildings, an associated parking garage and related infrastructure, in 2002. FIC and its insurance subsidiaries occupy Building One of River Place Pointe, consisting of approximately 76,143 square feet of space, and approximately 5,000 square feet of Building Four for records storage. On June 1, 2005, the Company sold River Place Pointe to a non-affiliated party, in an all-cash transaction for a gross purchase price of $103 million. Under the terms of the sale agreement, Investors Life entered into a lease with the purchaser with respect to all of the space in Building One, for a five-year term at a rate of $28.00 per square foot, which is above the market rate in effect in June 2005, but was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides Investors Life with a right of cancellation of the lease at March 31, 2008.

The Company also leases 10,000 square feet in Cedar Park, Texas, to house the company’s printing operations and warehouse storage. The monthly rental for the Cedar Park facility is $9,123. The lease terms ends on February 28, 2007.

Family Life and Investors Life leased approximately 7,700 square feet of space in an office building in Seattle, Washington, which served as the statutory home office of the insurance companies. In addition, the insurance companies leased 22,100 square feet of warehouse space in Tukwila, Washington. The leases for each of these facilities expired on November 30, 2003, and were extended on a month-to-month basis, pending completion of the regulatory approval of the redomestication of the insurance companies from Washington to Texas. For the year 2003, the combined monthly rental expense for these facilities was $23,167. The monthly rental for the warehouse space was $5,950. That lease was terminated on February 29, 2004. The monthly rental for the Seattle office was $17,217. The lease for the Seattle office was terminated on March 31, 2004.

A subsidiary of FIC leases a building located at 40 Parker Road, Elizabeth, New Jersey. This building contains approximately 41, 400 square feet of office space. The lease, which was entered into in December 1985 and expires in December 2005, calls for an annual rental of $798,456 effective January 1, 2004; the actual rental charge in 2003 was $737,940. The lease provides that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by FIC; these costs amounted to $316,392, $306,505, and $317,571in 2003, 2002 and 2001, respectively. FIC subleases this space to third parties, for which it received $212,012, $204,700, and $197,457 in 2003, 2002 and 2001, respectively.

The Company believes that its properties and leased space are adequate to meet its foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K

Litigation with Otter Creek Partnership I, L.P.

On June 13, 2003, Otter Creek Partnership I, L.P. filed a civil lawsuit against FIC in the District Court in Travis County, Texas, Cause No. GN302872. Otter Creek and FIC completed a settlement with respect to the lawsuit in December 2003. Under the settlement agreement, the Company reimbursed Otter Creek for $250,000 in proxy expenses in 2003. An additional $475,000 of proxy and litigation expenses will be submitted to the Company’s shareholders for approval at the next Annual Meeting of Shareholders. If payment of the additional $475,000 is so approved, the amount will be expensed in the year of approval. The Board of Directors will recommend that shareholders approve the reimbursement. The settlement also included mutual releases between the Company and Otter Creek and its affiliates. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P.

Litigation with Former Employee of Subsidiary

In October 2003, the Company placed Earl Johnson, the then-president of JNT Group, Inc. (“JNT”), a subsidiary of FIC that was later sold in December 2003, on administrative leave pending an investigation of matters related to (i) Johnson’s alleged termination of an employee in response to her request for information regarding her workers’ compensation rights arising out of an injury and (ii) his co-mingled and disorganized bookkeeping of JNT’s client accounts with those of a personal business owned by Mr. Johnson and run by him at the same office (using the Company’s employees to do so). Soon after being interviewed in the course of that investigation, Mr. Johnson resigned, alleging good reason under his employment agreement with a subsidiary of FIC, on the ground that the change in the composition of the Board of Directors of FIC following the 2003 Annual Meeting of Shareholders resulted in a “change of control” under the provisions of his employment agreement. The employment agreement provided that if Mr. Johnson were to voluntarily terminate his employment for good reason, he would receive compensation and benefits for the remainder of the three-year term of the agreement and would become fully vested in 17,899 restricted shares of FIC stock. The Company notified Mr. Johnson that his resignation was not for “good reason” pursuant to his employment agreement. Under that agreement, termination without good reason results in forfeiture of future salary and benefits, as well as forfeiture of the restricted shares of FIC common stock.

In November 2003, Mr. Johnson and his wife, Carol Johnson, filed suit in Harris County, Texas District Court against the Company, FICFS and an employee of the Company. The suit, which sought an unspecified amount of damages and injunctive relief, alleges that the defendants interfered with the non-JNT contract and business relationships of the plaintiffs, made slanderous statements regarding the plaintiffs, and accessed computer files at the JNT offices relating to the non-JNT business relationships of the plaintiffs, without the consent of the plaintiffs. The suit also alleged conspiracy, conversion, and various other torts, all related to the defendants’ investigation of plaintiff’s business practices at JNT.

Subsequently, Mr. Johnson filed a demand for arbitration under his employment agreement, which has a mandatory arbitration clause. In the arbitration, Mr. Johnson sought damages for breach of contract, and various other benefits relating to the termination of his employment contract, totaling $913,133.40. In connection with the arbitration, FIC submitted a counter-claim, alleging that Mr. Johnson committed multiple breaches of his employment agreement, and that he breached his fiduciary duty to FIC as a result of his actions in conducting the business of JNT, thereby entitling FIC to a dismissal of plaintiff’s claims. Prior to the hearing on the arbitration, the Harris County Court ordered that the matters raised in that lawsuit be combined with the arbitration.

An arbitration hearing on Johnson’s contract claims was conducted in April 2005. On July 21, 2005, the Arbitrator issued an interim award in which he denied all of Johnson’s claims for breach of contract, as well as Johnson’s claims with respect to the restricted shares of FIC stock. In denying Johnson’s claims, the Arbitrator concluded that:

(1)

Johnson had committed multiple and material breaches of his employment agreement, by operating a personal tax and accounting business out of office space, and using employees, utilities and other items, all paid for by FICFS; by engaging in a self-dealing transaction involving the payment to himself of $25,000 out of a funds held by JNT in a suspense account, an account to which JNT owed fiduciary duties to its customers and clients; and by firing an employee of JNT on the same day that the employee inquired about possible workers compensation benefits in connection with an on-the-job injury,

(2)

Johnson’s breaches of his employment agreement occurred prior to the time that he was placed on administrative leave, thereby precluding him from maintaining a breach of contract suit against FIC and FICFS, and

(3)

the change in the majority of the Board of Directors of FIC, resulting from the 2003 Annual Meeting of FIC’s shareholders did not constitute a “change of control” under Johnson’s employment agreement, thereby denying Johnson’s claim that he was entitled to a “good reason” termination of his employment agreement.

In addition, the Arbitrator awarded FICFS $28,000, plus interest at the rate of 6% per annum from July 21, 2005 to the date of payment, with respect to Johnson’s unauthorized conversion of funds held in the JNT suspense account.

With respect to the matters raised in the Harris County lawsuit, which were referred by the Court to the arbitration, the parties are to notify the Arbitrator on or before July 29, 2005, whether, in light of the interim award, a further hearing is required on Johnson’s state court claims.

The expenses related to this litigation will be included in the financial statements for the years 2004 and 2005.

Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.

On June 2, 2005, Equita and M&W Insurance Services, Inc. (“M&W”) filed a civil suit in Travis County, Texas District Court against the Company. The suit alleges that, in entering into certain agreements with the plaintiffs, the Company made certain misrepresentations and omissions as to its business and financial condition. The agreements referenced in the suit consist of (a) an option agreement entered into in June 2003 between Equita and the Company, granting Equita the right to purchase shares of FIC’s common stock at $16.42 per share, if certain sales goals were achieved under an exclusive marketing agreement between Equita and a subsidiary of the Company (the “Option Agreement”), (b) a stock purchase agreement entered into in June 2003 between M&W and the Roy F. and Joann Cole Mitte Foundation, pertaining to the purchase of 208,914 shares of FIC’s common stock (the Stock Purchase Agreement”), and (c) a registration rights agreement entered into in June 2003 among the plaintiffs and the Company, whereby the Company agreed to file and maintain a shelf registration statement which respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation or which may be acquired in the future by Equita under the option agreement (the “Registration Rights Agreement”, and, collectively, the “Agreements”). See “Item 1-Description of the Business-Marketing Agreement with Equita” and “Item 13-Certain Relationships and Related Transactions.”

The suit alleges that the Company breached the provisions of the Option Agreement by refusing to indemnify the plaintiffs for losses relating to the alleged breach of certain representations and warranties included in the Option Agreement. The plaintiffs also allege that the Company required M&W to purchased 208,914 shares of FIC common stock from the Mitte Foundation as a condition of Equita’s obtaining, in June 2003, an exclusive marketing agreement with a subsidiary of the Company pertaining to the distribution of insurance products in the “senior market” (the “Marketing Agreement”), and that such requirement was motivated by the desire of the Company’s management to obtain certain proxy rights obtained under a settlement agreement with the Mitte Foundation and the Mitte family. See “Item 13-Certain Relationships and Related Transactions-Settlement of Litigation with Mitte Family.” The plaintiffs further allege that the Company breached the provisions of the Registration Rights Agreement by failing to file a shelf registration with the SEC with respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation and the shares which may be acquired in the future by Equita under the provisions of the Option Agreement. The plaintiffs seek rescission of the Agreements; damages in an amount equal to the $3 million that M&W paid to acquire FIC shares from the Mitte Foundation, together with interest and attorney’s fees and unspecified expenses; and an unspecified amount of exemplary damages.

The Company believes that the allegations in this lawsuit are entirely without merit. The Company further believes that Equita has breached its obligations under the provisions of the Marketing Agreement pertaining to the distribution of insurance products of the Company’s insurance subsidiary, thereby causing damages to the Company and forfeiting Equita’s entitlement to the option rights under the Option Agreement.

The Company intends to vigorously oppose the lawsuit and is weighing all of its options including, but not limited to, asserting counterclaims against the plaintiffs.

Other Litigation

FIC and its insurance subsidiaries are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance products. Management does not believe that any of this other litigation, either individually or in the aggregate, will have a material adverse effect on the Company’s business or financial condition.

Shareholder Claim

In April 2004, FIC received a letter from a law firm representing an individual who owns 530 shares of FIC common stock (the “Demand Letter”). The Demand Letter, which was addressed to FIC and the individual members of the Board of Directors of FIC, set forth certain allegations and notified FIC that the shareholder intended to file a shareholder derivative lawsuit unless it took action to remedy certain alleged wrongful actions and to recover damages caused by the alleged wrongful actions. Following receipt of the Demand Letter, the Board of Directors established a Special Litigation Committee, composed of independent directors. The Special Litigation Committee was directed to investigate the allegations and claims contained in the Demand Letter and to determine, after reasonable inquiry, if it is in the best interests of FIC for any of such claims to be pursued, and if so, against whom. The Special Litigation Committee retained independent counsel to assist the Committee in its work.

In May 2004, FIC, by and through its Special Litigation Committee, filed a petition in the 250th District Court of Travis County, Texas, seeking to have the Court appoint a panel of independent and disinterested persons pursuant to Section H (3) of Article 5.14 of the Texas Business Corporation Act to investigate the allegations, and stay any shareholder derivative actions. Subsequently, on June 1, 2004, the Court issued an Order appointing Eugene Woznicki, Kenneth S. Shifrin, John D. Barnett and F. Gary Valdez as a panel of independent and disinterested persons (the “Panel”) to make determinations contemplated by Section F of Article 5.14 of the Texas Business Corporation Act in connection with the Demand Letter and staying any shareholder derivative actions relating to the letter until the panel’s review is completed and a determination is made by the panel as to what, if any, further action is to be taken. Messrs. Woznicki, Shifrin and Barnett are independent directors of FIC. Mr. Valdez is neither a director nor an employee of FIC. Mr. Valdez is the founder and president of Focus Strategies, L.L.C. and is active in various community and civic organizations in the Austin, Texas area.

Following the foregoing actions, the Special Litigation Committee commenced its inquiry and requested counsel for the shareholder to provide any and all information or evidence pertaining to the allegations in the Demand Letter. In response, counsel for the shareholder provided a lengthy submittal that appeared to be the draft of a federal lawsuit asserting derivative claims against various parties on behalf of FIC (the “Submittal”). The Submittal reiterated the allegations made in the Demand Letter and included allegations not previously made. The material submitted to the Special Litigation Committee by counsel for the shareholder included the following summary of the allegations being made by such shareholder:

“This Derivative Action has been instituted pursuant to Article 5.14 of the TBCA, and concerns significant and extensive knowing and deliberate breaches of fiduciary duty by the Derivative Defendants. (1) As set forth in more detail below, this Derivative Action contains allegations that the Derivative Defendants knowingly and deliberately:

(a)	grossly mismanaged FIC;
(b)	placed FIC in jeopardy of potential regulatory enforcement action by the SEC as a result of a consistent pattern of non-compliance with applicable state and federal securities laws and regulations;
(c)	allowed, encouraged or otherwise demonstrated consistent acquiescence where federal securities law compliance irregularities were concerned;
(d)	engaged in self-dealing transactions, acted out of self-interest, and continuously subverted the interests of FIC and its shareholders in favor of their personal and business interests;
(e)	engaged in conduct that constitutes waste of corporate assets and resources;
(f)	allowed, encouraged or otherwise demonstrated consistent acquiescence where accounting and financial irregularities were concerned;
(g)	engaged in tortuous conduct in the course of representing FIC;
(h)	encouraged, orchestrated or engaged in various unlawful employment practices, such as retaliatory termination, in violation of Sarbanes-Oxley (as such term is more particularly defined herein);
(i)	threatened to bankrupt either FIC or some of its subsidiaries in an effort to illegally avoid various contractual obligations owed by FIC and its subsidiaries to various parties;
(j)

demonstrated a likelihood of engaging in bad faith litigation through the threatened use of the resources and financial strength of FIC to crush various adverse parties attempting to enforce rights and obligations against FIC and its subsidiaries;

(k)	demonstrated a pattern of untruthfulness in dealing with others, both inside and outside FIC; and
(1)

issued filed, or allowed the issuance and filing, of materially false and misleading SEC filings, and provided the investing public with materially false and misleading information related to their own individual actions, activities, and past business dealings.

This Derivative Action also contains claims related to federal securities law violations by the Derivative Defendants and Participating Persons, with allegations that the Derivative Defendants and Participating Persons (2) have violated:

(a)	Section 14(a) of the Exchange Act;
(b)	SEC Rule 14a-9;
(c)	Section 20(a) of the Exchange Act;
(d)	Section 20(b) of the Exchange Act;
(e)	Section 20(c) of the Exchange Act; and
(f)	Section 20(d) of the Exchange Act.

Many of the acts and omissions that form the basis of this Derivative Action pursuant to Article 5.14 of the TBCA also form the basis of the federal securities law violations alleged herein.

In addition to any damages to which the Shareholder, as a shareholder and derivative representative of FIC, may be entitled, the Shareholder, as a shareholder and derivative representative of FIC, is also seeking the following pursuant to the TBCA:

(a)

an order mandating the immediate appointment of a special committee or a panel of one or more independent and disinterested persons appointed by the Court qualified to make the determinations contemplated by Article 5.14F of the TBCA, as amended, pursuant to Article 5.14H(3) of the TBCA, together with the exclusion of the Derivative Defendants and Participating Persons and any current non-defendant members of FIC's board of directors from the process of making such determinations pending the outcome of this case;

(b)

an order mandating the immediate appointment of a receiver pursuant to Article 7.05 of the TBCA, for the purpose of rehabilitating FIC pending the outcome of this action, together with the exclusion of the Derivative Defendants and Participating Persons and any current non-defendant member: of FIC's board of directors from the process of such rehabilitation pending the outcome of this Derivative Action and any related litigation or regulatory enforcement action;

(c)

an order mandating the immediate removal and expulsion of the Derivative Defendants from the premises and all property of FIC and its affiliates, together with the continued exclusion of the Derivative Defendants and Participating Persons from such premises and property pending the outcome of this case;

(d)	damages of at least $15,965,866.67.

In addition to the foregoing, the Shareholder, as a shareholder and derivative representative of FIC, is also seeking the following:

(a)

an order declaring as invalid, ab initio, the entire vote related to FIC's director nominees at the July 31, 2003 FIC shareholder meeting, on the basis of the false and misleading proxy solicitations engaged in by Otter Creek, Long and Boisture and Participating Persons, and violations of other federal and state laws;

(b)

an order removing R. Keith Long, J. Bruce Boisture, Salvador Diaz-Verson Jr., Patrick R. Falconio, Richard H. Gudeman and Lonnie L. Steffen (the "Otter Creek Nominees") from their positions as members of the board of directors of FIC, and permanently enjoining any of them from serving as a member of the board of directors of FIC, on the basis of the false and misleading proxy solicitations engaged in by Otter Creek, Long and Boisture and Participating Persons, and violations of other federal and state laws; and

(c)

an order declaring as ultra vices and void, ab initio, any resolutions, initiatives, plans, agreements, and other actions taken, approved, ratified, sanctioned, or otherwise endorsed by FIC's board of directors since August 22, 2003, on the basis of the false and misleading proxy solicitations engaged in by Otter Creek, Long and Boisture and Participating Persons, and violations of other federal and state laws.”

(1)	In the Submittal, the shareholder alleged that the “Derivative Defendants” are Financial Industries Corporation, Otter Creek Management, Inc., and Messrs. Long, Boisture and Fleron
(2)

In the Submittal, the shareholder alleged that the “Participating Defendants” are (a) Messrs. Diaz-Verson, Jr., Falconio, Gudeman, and Steffen, who are current directors of FIC; (b) Mellon Investors Services, LLC, (c) Joseph W. O’Neill, the Chief Financial Officer of Otter Creek Management, Inc., and (d) Steven A. Haxton, an Otter Creek nominees for election to the FIC Board at the 2003 Annual Meeting; Mr. Haxton was not elected to the Board at the 2003 Annual Meeting.

In January 2005, the Panel filed with the court a Petition for Declaratory Judgment pursuant to the Texas Declaratory Judgments Act and Article 5.14 of the Texas Business Corporations Act (the “Petition”). The Petition describes the process used by the Panel and its counsel in considering the matters raised in the Demand Letter and the Submittal. The Petition advised the Court that, after consideration of the evidence obtained through its inquiry, the Panel had unanimously made a good faith determination that the continuation of the Committee’s derivative proceeding and the commencement of any further derivative proceedings based on the allegations made in either the Demand Letter or the Submittal is not in the best interests of FIC. The Petition also states that, in the course of its deliberations, the Committee had identified a lawsuit that, in certain circumstances, may be in the Company’s best interests even though such lawsuit was not identified in either the Demand Letter or the Submittal. As stated in the Petition, in the event that FIC’s shareholders do not approve the 2004 Incentive Stock Plan at the next Shareholders’ Meeting, a suit may be appropriate to correct an alleged error in the amount of certain “backstop” monthly payments in the Company’s employment agreement with Mr. Boisture.

In connection with its review, the Panel determined that: (1) there was a material omission in Otter Creek’s proxy materials for FIC’s 2003 Annual Meeting of Shareholders, in that those materials failed to disclose that Mr. Boisture had served as president and chief executive officer of Paradigm4, Inc. at the time that company filed for bankruptcy protection; (2) such omission was unintentional; (3) such omission did not cause any damage to FIC; (4) pursuit of claims relating to such omission would not likely yield any financial recovery for FIC or result in the grant of equitable relief benefiting FIC or its shareholders; and (5) the costs of pursuing any claims relating to such omission would be substantially greater than any likely benefit to FIC.

The Court will consider the Petition at a hearing on a date to be determined. The expenses related to this matter will be included in the financial statements for the years 2004 and 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED HOLDER MATTERS

Market Information

From January 2001 until June 30, 2004, FIC’s common stock was traded on The Nasdaq National Market (Nasdaq symbol: FNIN). Effective as of July 1, 2004, FIC’s common stock was delisted from trading on The Nasdaq National Market following a determination by the Nasdaq Listing Qualifications Panel (the “Panel”) regarding the Company’s eligibility for continued listing. The Panel determined that the continued listing of the Company’s securities on The Nasdaq National Market was subject to the Company having filed, on or before June 30, 2004, its Form 10-K for the fiscal year ended December 31, 2003, and its Form 10-Q for the quarter ended March 31, 2004. In a Form 8-K filed on June 29, 2004, FIC announced that it would not be able to file its Form 10-K for the fiscal year ended June 30, 2003 and its Form 10-Q for the quarter ended June 30, 2003 by the June 30th date established by the Panel. Since July 1, 2004, quotations for FIC’s common stock have been available on the National Quotation Bureau’s Pink Sheet quotation service, under the symbol FNIN.PK.

The following table sets forth the quarterly high and low closing prices for FIC common stock for 2004, 2003 and 2002. Quotations are furnished by the National Association of Securities Dealers Automated Quotation System (Nasdaq) and, for periods subsequent to June 30, 2004, the National Quotation Bureau’s Pink sheet quotation service.

	Common Stock Prices
	2004		2003		2002
	High	Low	High	Low	High	Low

First Quarter	$14.35	$13.14	$15.87	$14.11	$14.51	$13.30
Second Quarter	14.11	9.28	14.98	12.95	18.07	13.67
Third Quarter	9.28	7.25	15.38	14.03	17.55	14.60
Fourth Quarter	8.50	7.30	14.99	13.42	15.87	13.21

Holders

As of June 1, 2005, there were approximately 14,472 record holders of FIC common stock.

Dividends

In May 2002, the Board of FIC approved a cash dividend of $0.23 per common share payable on June 21, 2002, to record holders as of June 7, 2002. On December 13, 2002, the Board declared a dividend of $0.05 per common share payable on January 24, 2003, to record holders as of January 3, 2003. No dividends have been declared subsequently. At its meeting on December 13, 2002, the Board modified the previously announced dividend policy. Under the revised policy, the payment of dividends is subject to the discretion of the Board of Directors, and will depend on, among other things, the financial condition of the Company, results of operations, capital and cash requirements, future prospects, regulatory restrictions on the payment of dividends, as well as other factors deemed to be relevant by the Board of Directors.

The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its subsidiaries. The right of FIC’s insurance subsidiaries to pay dividends is restricted by the insurance laws of their domiciliary state. See Item 1, Business - Regulation - Dividends. Further, Family Life Corporation, which holds all of the stock of Family Life, is restricted from paying dividends on its common stock by the provisions of the $30 million note held by Investors Life. FIC (as the successor to the obligations of Family Life Insurance Investment Company) is also prohibited from paying dividends on its stock by the provisions of the $4.5 million note held by Investors Life. To provide for the payment of the cash dividends declared in 2002, FIC received waivers from Investors Life of the above-described restrictions of the notes, thereby permitting FIC to make the dividend payments to its shareholders.

Equity Compensation Plans

The following table presents information regarding the Company’s equity compensation plans as of December 31, 2003:

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans
approved by security holders	-	-	-
Equity compensation plans not
approved by security holders (1) (2) (3)	150,000	$ 13.07	-
Total	150,000	$ 13.07	-

(1)

Does not include shares that may be distributed under our non-tax qualified deferred compensation plan, which has not been approved by our shareholders. There are two participants in this plan, both of whom are former executives and directors of the Company. Under this plan, participants may defer certain compensation, with the deferred amounts invested as selected by the plan trustee, including common stock of the Company. As of December 31, 2003, the deferred compensation account of one participant (Eugene E. Payne) included 13,600 shares of FIC common stock.

(2)

These options were granted in June 2003, under a stock option agreement with William P. Tedrow. The agreement was made in connection with the employment of Mr. Tedrow as a Vice President of the Company and President of FIC Financial Services, Inc. The option agreement provided for the purchase of up to 150,000 shares of the common stock of FIC, at $13.07 per share, subject to the attainment of certain business objectives. In March 2004, the employment agreement of Mr. Tedrow was terminated, resulting in the termination of the options.

(3)	Includes options described in note (2), above, which have been terminated.

Recent Sales of Unregistered Securities

Since January 1, 2001, FIC has made the following sales of securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.

In June 2003, FIC issued 27,395 shares of its common stock to American Physicians Service Group, Inc. (“APS”) at a per share price of $14.64. These shares were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.*

2.

In June 2003, FIC granted to APS, in consideration of APS’s introduction of the New Era marketing companies to FIC, and assistance to be provided in promoting FIC’s business plan, an option to acquire up to 323,000 shares of Common Stock at a per share exercise price equal to $16.42 per share. These shares were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.*

3.

In June 2003, FIC granted to Equita, in consideration of Equita’s introduction of the New Era marketing companies to FIC and the provision of services to be furnished by Equita to FIC under an exclusive marketing agreement, an option to acquire up to 327,000 shares of its common stock at a per share exercise price equal to $16.42 per share. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.*

4.

In June 2003, FIC issued to William P. Tedrow an option to purchase 150,000 shares of its common stock at a per share exercise price of $13.07. In connection with the termination of Mr. Tedrow’s employment in March 2004, these options were terminated.

5.

In May 2003, FIC issued to Earl W. Johnson 17,899 shares of its common stock as partial consideration for the acquisition of JNT Group, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. As provided in the purchase agreement, the shares were held in escrow for future delivery. In connection with the termination of Mr. Johnson’s employment agreement in October 2003, these shares reverted to FIC.

6.

In May 2003, FIC issued to Chris Murphy 10,559 shares of its common stock as partial consideration for the acquisition of Paragon Benefits, Inc., The Paragon Group, Inc., and Paragon National, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.**

7.

In May 2003, FIC issued to Wayne Desselle 47,517 shares of common stock as partial consideration for the acquisition of Paragon Benefits, Inc., The Paragon Group, Inc., and Paragon National, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.**

8.

In May 2003, FIC issued to Scott Bell 47,517 shares of its common stock as partial consideration for the acquisition of Paragon Benefits, Inc., The Paragon Group, Inc., and Paragon National, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.**

9.

In May 2003, FIC issued to Tom Cook 530 shares of our common stock as partial consideration for the acquisition of Total Compensation Group Consulting, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

10.

In May 2003, FIC issued to Geoffrey Calaway 11,033 shares of our common stock as partial consideration for the acquisition of Total Compensation Group Consulting, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

11.

In May 2003, FIC issued to Edward F. Hartmann, III 11,944 shares of its common stock as partial consideration for the acquisition of Total Compensation Group Consulting, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

12.

In May 2003, FIC issued to W.M. Hartman 11,944 shares of its common stock as partial consideration for the acquisition of Total Compensation Group Consulting, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

13.

In May 2003, FIC issued to Arthur A. Howard 11,944 shares of its common stock as partial consideration for the acquisition of Total Compensation Group Consulting, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

14.

In May 2003, FIC issued to Mike Cochran 25,002 shares of its common stock as partial consideration for the acquisition of Total Compensation Group Consulting, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.**

15.

In May 2003, FIC issued to John Pesce 25,002 shares of its common stock as partial consideration for our acquisition of Total Compensation Group Consulting, Inc. These securities were issued by FIC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.**

Each recipient of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates. Each of the recipients of the stock has represented to the Company that such recipient is an accredited or sophisticated person and had adequate access to information about the Company.

*

In connection with the options granted to APS and Equita, and the shares of FIC common stock purchased by APS from FIC and the shares of FIC common stock acquired by APS and M&W Insurance Services, Inc. (an affiliate of Equita) from the Mitte Foundation, FIC agreed to (i) on or prior to October 1, 2003, file with the SEC a shelf registration statement pursuant to Rule 415 under the Securities Act on Form S-1 or Form S-3, if the use of such form is then available as determined by the Company, to cover resales of such shares, and (ii) use its commercially reasonable efforts to cause the shelf registration statement to be declared effective as soon as reasonably practicable following its filing with the SEC. In addition, FIC agreed to use its reasonable best efforts to keep the shelf registration statement continuously effective for a period ending on March 31, 2007, unless the need to discontinue the registration statement in effect to that date should occur. The Company was unable to file a Form S-1 on or prior to October 1, 2003. Since the Company has been late in the filing of its report on Form 10-K for the fiscal year ended December 31, 2003, it has not been in a position to file the Form S-1, and it will not be in a position to file the Form S-1 until it has completed the filing of its delinquent Forms 10-Q and its delinquent Form 10-K for the year 2004.

**

As provided in the purchase agreement, these shares were held in escrow for future delivery. In connection with the repurchase of the New Era companies in December 2003 by certain of the former owners, these shares reverted to FIC.

16.

On June 30, 2003, a subsidiary of the Company, Investors Life Insurance Company of North America, exercised its option to purchase 500,411 shares of FIC common stock, at a price of $2.10 per share. In connection with the option exercise, Investors Life paid FIC $1.05 million in cash to purchase the shares. The shares so issued are treated as treasury stock on the consolidated balance sheets of the Company. This sale of FIC stock was exempt under section 4(2) of the Securities Act.

On July 21, 2003, the Nonqualified Deferred Compensation Plan f/b/o Eugene E. Payne purchased 13,600 shares of FIC common stock, at a price of $14.64 per share. This sale of FIC stock was exempt under section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA: (REGISTRANT AND ITS CONSOLIDATED SUBSIDIARIES)

The following selected consolidated financial data includes the accounts of Financial Industries Corporation and its subsidiaries. This financial data has been restated, as more fully described in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2, “Restatement of Previously Issued Financial Statements” in the accompanying financial statements.

	Year Ended December 31,
		2002	2001	2000	1999
	2003	Restated	Restated	Restated	Restated
	(In thousands)
Statement of Operations Information:
Total revenues	$ 111,667	$ 121,175	$ 98,357	$ 44,755	$ 46,480
(Loss) income from continuing operations
before federal income taxes, equity in
net earnings of affiliate, and cumulative
effect of change in accounting principle	$ (19,244)	$ (12,114)	$ 5,144	$ 3,969	$ 4,439

Provision (benefit) for federal income taxes:
Current	(1,482)	(21)	3,047	1,383	327
Deferred	(1,397)	(2,948)	(1,395)	(1,021)	(82)
(Loss) income from continuing operations
before equity in net earnings
of affiliate and cumulative effect of
change in accounting principle	(16,365)	(9,145)	3,492	3,607	4,194

Equity in net earnings of affiliate, net of tax	-	-	107	(2,036)	1,794
(Loss) income from continuing
operations before cumulative
effect of change in accounting principle	(16,365)	(9,145)	3,599	1,571	5,988

Discontinued operations	(6,133)	-	-	-	-

(Loss) income before cumulative effect of
change in accounting principle	(22,498)	(9,145)	3,599	1,571	5,988

Cumulative effect of change
in accounting principle	-	6,790	-	-	-

Net (loss) income	$ (22,498)	$ (2,355)	$ 3,599	$ 1,571	$ 5,988
Net (loss) income per share:
Basic	$ (2.34)	$ (0.25)	$ 0.46	$ 0.31	$ 1.18
Diluted	$ (2.34)	$ (0.25)	$ 0.46	$ 0.30	$ 1.15

Cash dividends paid per share	$ -	$ 0.28	$ 0.87	$ 0.18	$ -

Balance Sheet Information:
Total assets	$ 1,286,095	$ 1,297,275	$ 1,355,125	$ 253,987	$ 262,185
Total liabilities	$ 1,176,979	$ 1,157,235	$ 1,216,714	$ 157,548	$ 169,165
Total shareholders’ equity	$ 109,116	$ 140,040	$ 138,411	$ 96,439	$ 93,020

In 2002, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $6.8 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the merger of ILCO with and into a subsidiary of FIC on May 18, 2001. The Company recorded this cumulative effect in conjunction with adopting Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” in the first quarter of 2002, as required by FAS 141. Please refer to Note 2 and Note 5 in the accompanying financial statements.

The results for the year ended December 31, 2001, were affected by the merger of ILCO with and into a subsidiary of FIC. On May 18, 2001, pursuant to an Agreement and Plan of Merger, as amended (the “Merger Agreement”), dated as of January 17, 2001, among FIC, InterContinental Life Corporation (“ILCO”), and ILCO Acquisition Company, a Texas corporation and wholly owned subsidiary of FIC (“Merger Sub”), Merger Sub was merged with and into ILCO (the “Merger”). ILCO was the surviving corporation of the Merger and became a wholly owned subsidiary of FIC. In accordance with the Merger Agreement, FIC issued 1.1 shares of common stock, par value $0.20 per share (“FIC Common Stock”), for each share of common stock, par value $0.22 per share, of ILCO outstanding at the time of the Merger (“ILCO Common Stock”). In addition, each outstanding option to purchase a share of ILCO Common Stock issuable pursuant to outstanding options was assumed by FIC and became an option to acquire FIC Common Stock with the number of shares and exercise price adjusted for the exchange ratio in the Merger. Prior to the merger, FIC owned approximately 48.1% of ILCO’s common stock. Since ILCO was a wholly-owned subsidiary of FIC for the period from May 18, 2001, to December 31, 2001, and thereafter, the operations of ILCO are reported on a consolidated basis with FIC for a portion of 2001 and for all of subsequent periods. For the period from January 1, 2001, to May 17, 2001, FIC’s net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC’s percentage ownership of ILCO.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of FIC’s financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

The financial data in this Annual Report on Form 10-K for the years 2002, 2001, 2000, and 1999, and for the first three quarters of 2003, have been restated from amounts previously reported because of the correction of accounting errors. A discussion of the restatement for the years 2002, 2001 and on the opening shareholders’ equity balance at January 1, 2001, is provided in Note 2 of the accompanying Consolidated Financial Statements. The effect of the restatement on the unaudited quarterly financial information for 2003 and 2002 is described in Note 20 of the accompanying Consolidated Financial Statements. All information presented in Item 6. Selected Financial Data and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects this restatement.

For purposes of this Form 10-K and in accordance with rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of this form 10-K for the years ended December 31, 2002, 2001, 2000 and 1999 as originally filed that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000 or 1999 EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT HEREIN.THE COMPANY’S PREVIOUSLY ISSUED FINANICAL STATEMENTS FOR THESE YEARS, AND FOR THE QUARTERLY PERIODS WITHIN SUCH YEARS SHOULD NO LONGER BE RELIED UPON.

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K

Introduction

Financial Industries Corporation (“FIC” or the “Company”) is a holding company engaged through its subsidiaries in the business of marketing, underwriting and servicing life insurance and annuity products in 49 states, the District of Columbia and the U.S. Virgin Islands. Like other financial intermediaries, FIC earns income principally based on the “spread” between what it pays its customers (death benefits, interest on funds on deposit) and what it earns on the money (premiums, policy and annuity deposits) its customers place in its care. Its long-term viability, profitability, and growth turn on FIC’s ability to manage both sides of this spread (investment of assets and pricing of liabilities), to keep its operating expenses reasonable, and to attract a sufficient volume of new deposits (by selling new insurance policies and annuities) to more than replace the inevitable withdrawal (through deaths, policy cancellations, and annuity contract surrenders) of funds currently in its keeping.

At the end of 2003, the equity of FIC’s shareholders was at $109.1 million, down from $140.0 million at the end of 2002. This $30.9 million decline in shareholders’ equity primarily reflects the Company’s net loss for the year and additional unrealized losses in its investment portfolio. FIC’s financial condition and prospects at the end of 2003 were marked most significantly by the impact of the continuing moderate run-off of contractholder deposit funds during the year, by cash demands and resources, and by changes in the management of its investment assets.

FIC suffered a net loss of $22.5 million in 2003. In addition to the impact of lower interest rates on its investment income, this loss reflected realized losses on investments, negative results from discontinued operations, large payments to former employees, unusual expenses associated with the proxy matters and related litigation that occurred during the year, and reduced federal income tax benefits. Management believes that in evaluating FIC’s condition and prospects, it is important to look beyond these special events to the important conditions and trends in the underlying business. In that regard, management believes that the most significant trends in the business pertain to sales of new business and operating expenses.

FIC’s mutual commitments with its life insurance policyholders and annuitants – they to pay premiums and make future deposits, FIC to pay annuities and death benefits – stretch far into the future. This means that FIC’s income statement and balance sheet must necessarily embody several significant estimates about future events. The rates at which its customers will actually become ill and die, or will withdraw their funds in response to interest rate changes or other factors, and the returns that FIC will be able to earn on its investments, must all be estimated far into the future in order to judge whether the Company is truly operating currently at a profit and whether its balance sheet is properly reflecting the current value of its assets and liabilities. Most of these estimates are embodied in balance sheet accounts such as deferred policy acquisition costs, the present value of future profits of acquired businesses, and policy liability reserves. The balance sheet of the Company presented with this report reflects the result of an extensive review and revision of these accounts and estimates by the Company’s management.

As explained in the accompanying financial statements (see Note 2 on Restatement of Previously Issued Financial Statements and Item 6, Selected Financial Data), FIC’s financial statements for each of the four years preceding 2003 have been restated. The comments in this discussion and analysis of financial condition and results of operations relate to the restated numbers.

Restatement of Previously Issued Financial Statements

Introduction. The Company has restated its financial statements, for the correction of accounting errors, for the years 2002, 2001, 2000 and 1999, and for the first three quarters of 2003, as described in Notes 2 and 20 of the accompanying consolidated financial statements. All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

The Company initially announced the discovery of accounting errors affecting 2003 and prior periods on April 21, 2004, following the March 26, 2004, notification regarding its continuing work on the 2003 consolidated financial statements and its inability to file a timely 10-K. The filing of this Annual Report on Form 10-K was delayed due to the time required to complete the restatement and the audits of the affected financial statements.

Internal Review. In connection with the preparation of its consolidated financial statements included in this Annual Report on Form 10-K, FIC’s current management initiated an internal review of FIC’s books and records. This review commenced in March 2004 following the discovery that intercompany accounts had not been adequately reconciled for several years, and was expanded in scope to identify all material accounting transactions and financial reporting issues. The internal review was directed by senior management with oversight by the Audit Committee of the Board of Directors. The work included a review of large volumes of accounting data and entries, as well as extensive analysis of complex financial transactions and the records of those transactions from 1999 to the present. In certain cases, items in periods prior to 1999 were examined due to the nature of the transactions under review. As part of its internal review, FIC also evaluated the financial reporting consolidation process and the resulting financial statements as well as the appropriateness of its prior accounting and reporting decisions. In this work, the Company has been assisted by the accounting firm of KPMG LLP and other outside accountants and actuaries. The Company’s registered public accounting firm, PricewaterhouseCoopers LLP, has worked closely with the Company in auditing the Company’s revised financial statements. Management believes that the scope and process of its internal review was sufficient to identify issues of a material nature that could affect FIC’s financial statements.

FIC’s internal review was complemented by an investigation by outside counsel for the Audit Committee of the Board of Directors. PricewaterhouseCoopers LLP, FIC’s independent registered public accounting firm, was consulted on the scope of the internal review for certain matters and reviewed the results of the internal review.

As a result of the findings of the internal review, the Company concluded that the accounting for certain transactions required restatement or adjustment. FIC’s management and Audit Committee took a leadership role in assessing these issues and in directing the appropriate corrective action. Management and the Audit Committee made these assessments in consultation with our independent registered public accounting firm. In addition, independent legal counsel to the Audit Committee and a forensic accounting firm performed an investigation into certain accounting issues that arose in connection with the initial findings of the internal review. That further investigation concluded that while there were material weaknesses in our control environment, there was no evidence that the Company’s previous management intentionally used improper accounting practices to manipulate earnings or that there was any fraud or intentional misconduct on the part of FIC, our officers or our employees. Item 9A of this Annual Report on Form 10-K provides a description of actions taken to improve internal controls and procedures as implemented and directed by the Company’s current management and Audit Committee.

Restatement. The aggregate effect of the restatement for accounting errors decreased previously reported net income for the years ended December 31, 2002 and 2001, and the opening balance of shareholders equity at January 1, 2001 (for the effect on shareholder’s equity of the correction of accounting errors occurring in years prior to 2001) by $7.7 million, $6.2 million and $23.1 million, respectively, as follows:

			Shareholders'
			Equity at
	Year Ended December 31,		January 1,
	2002	2001	2001
	(In thousands)
Deferred policy acquisition costs and present value of future profits	$ (3,169)	$ (6,823)	$ (17,962)
Policy liabilities, contractholder deposit
funds, and due and deferred premiums	1,567	(1,097)	(4,689)
Amortization of fixed maturities	(2,105)	(1,793)	123
Intercompany accounts	(1,265)	1,529	(4,727)
Agency advances and other receivables	484	(482)	(806)
Real estate and property and equipment	365	212	(1,722)
Policy loans	(152)	105	(797)
Excess of net assets acquired over cost	(3,639)	(147)	-
Other miscellaneous adjustments	517	(198)	(1,400)
Income taxes	(300)	2,516	8,859
	$ (7,697)	$ (6,178)	$ (23,121)

Deferred Policy Acquisition Costs (DAC )and Present Value of Future Profits of Acquired Businesses (PVFP) - The Company determined that its accounting for DAC and PVFP was not in compliance with SFAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, which provides accounting principles for interest sensitive products such as annuities and universal life insurance and SFAS 60, “Accounting and Reporting by Insurance Enterprises”, which provides accounting principles for traditional life insurance products. Pursuant to SFAS 97, capitalized acquisition costs are to be amortized over the life of a book of contracts at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the book of contracts. Estimates of expected gross profit used as a basis for amortization are to be evaluated regularly, and the total amortization recorded to date adjusted by a charge or credit to the statement of earnings if actual experience or other evidence suggests that earlier estimates should be revised. Pursuant to SFAS 60, acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Capitalized acquisition costs are to be charged to expense using methods that include the same assumptions used in estimating the liability for future policy benefits.

The Company’s approach to amortization of DAC and PVFP was a static methodology which did not adequately monitor actual experience and persistency of its business against original assumptions and estimates. As a result, amortization was not properly adjusted for deviations from original estimates based on actual and revised expected gross profits and persistency. The Company undertook a significant project reviewing numerous prior years of data and results to evaluate the appropriateness of capitalized acquisition costs and the performance of the related blocks of insurance business. This included analysis of actual performance and persistency of the business versus original estimates that were the basis for amortization. This work revealed significant differences in actual gross profits, persistency and other assumptions versus the original estimates that the Company used in its static amortization methodology. Additionally, the Company determined that certain capitalized costs for certain policy issue years were not recoverable and therefore were not eligible for deferral.

Policy Liabilities, Contractholder Deposit Funds, and Due and Deferred Premiums – The Company determined that the process for accumulating and recording liabilities for future policy benefits had not appropriately included all policy riders and manually administered policies. The Company also determined that the liability established for claims incurred but not reported was understated, certain liabilities had been inadvertently recorded twice through separate policy liability and claims calculations, certain claims liabilities previously closed should be restored, and statutory reported deferred premiums had not been properly eliminated for GAAP purposes.

Amortization of Fixed Maturities – The Company determined that it had not appropriately accounted for the purchase accounting adjustments associated with fixed maturities available for sale acquired in connection with the purchase of ILCO by FIC and ILCO’s acquisitions prior to its acquisition by FIC. The original purchase accounting adjusted the historical cost basis of acquired fixed maturities to market value. These purchase accounting adjustments produced revised premiums and discounts for the acquired securities which require amortization in accordance with GAAP. The Company had not amortized these premiums and discounts nor taken these unamortized balances into account upon sales, prepayments, or maturities of the securities.

Intercompany Accounts – The Company determined that the historical reconciliation process used to identify, record, and eliminate intercompany transactions did not appropriately consider all transactions and accounts. As a result, intercompany out-of-balance conditions unknowingly existed in 2003, 2002, 2001, and certain prior years and were not investigated in a timely manner.

Agent Advances and Other Receivables –The Company determined that the subledger detail for its agent balances did not reconcile to its general ledger and that the allowance for unrecoverable agent receivables was not adequate and included errors in the calculations. In addition, certain other receivable accounts were not supportable or were not collectable.

Real Estate and Property and Equipment – The Company determined that the accounting for rental income escalations on its operating leases for invested real estate was not recognized on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases”. The Company also discovered errors in accounting for depreciation expense associated with its owned real estate, tenant improvements, and property and equipment. Certain tenant improvements, which were reimbursable to the Company, had inadvertently been capitalized resulting in additional errors in the calculation of depreciation and an overstatement of invested real estate and understatement of other receivables. In addition, carrying values for certain property and equipment general ledger balances were not supported by detailed records.

Policy Loans – The Company determined that an aggregate approach used for the calculation of accrued interest income on certain groups of policy loans was not adequate and was not accurate or supportable at a detail policy level. Additionally, certain policy loans were in excess of the cash surrender values of the related policies and were not collectable. As a result, restatement adjustments were made to correct the carrying value of policy loans and the related accrued interest income.

Excess of Net Assets Acquired Over Cost – In connection with the 2001 acquisition of ILCO, the Company allocated the purchase price to the fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting resulting in the recognition of an excess of net assets acquired over cost, also referred to as negative goodwill. Many of the accounting errors described herein affected the fair value of the net assets acquired from ILCO, resulting in a decrease in the amortization of negative goodwill in 2001 and in the remaining unamortized negative goodwill, which was recognized as a cumulative effect of a change in accounting principle in 2002 in accordance with SFAS No. 141 “Business Combinations”.

Other Miscellaneous – The Company completed a comprehensive review of other asset and liability account balances. Certain balances were not fully supported by the underlying detail records or were in error as the result of the misapplication of appropriate accounting principles.

Income Taxes – Current and deferred Federal income tax provisions were recalculated to take into account the impact of the accounting errors as described herein, and to reflect the amount of taxes receivable from the IRS and the amount of deferred Federal income tax liability resultant from the utilization of the asset and liability method as restated. In addition to the tax impact on the restatement adjustments, the Company determined that after consideration of the tax impact on the restatement adjustments, based on the weight of the available evidence, a valuation allowance should be established in  2002 and 2003 for the portion of the deferred tax asset that met the “more likely than not” standard in SFAS No. 109 “Accounting for Income Taxes”.

Equity in Earnings of Affiliate – ILCO became a wholly owned subsidiary of the Company on May 18, 2001. Prior to that date, the Company owned approximately 48% of ILCO’s common shares and accounted for its ownership interest in ILCO using the equity method of accounting. Many of the accounting errors described herein affected ILCO’s pre-acquisition financial statements. The changes in “equity in net earnings of affiliate,” which represents the Company’s interest in ILCO’s net earnings, is therefore equal to approximately 48% of the related accounting errors, net of taxes.

In addition to the restatement adjustments to net income and opening shareholders’ equity at January 1, 2001, as described above, restatement adjustments also increased (decreased) other components of equity for the years 2002 and 2001 as follows:

	Year Ended December 31,
	2002	2001
	(In thousands)

Additional paid-in capital	$ 261	$ 232
Accumulated other comprehensive income	755	1,372
Retained earnings	98	(385)
Treasury stock	7	55
	$ 1,121	$ 1,274

Additional paid-in capital increased by the tax benefit from the exercise of employee stock options which had previously been reported as a component of tax expense. Comprehensive income increased primarily due to the change in unrealized gains and losses on fixed maturities available for sale resulting from the amortization of purchase accounting adjustments in connection with the acquisition of ILCO. Retained earnings increased (decreased) for the correction of dividend payments and liabilities. Treasury stock declined, increasing equity, as a result of the reconciliation of the Company’s intercompany accounts.

Financial Condition

Assets

During 2003, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) declined by $30.9 million. The change in FIC’s financial condition reflected several important developments.

•	Net loss for the year of $22.5 million, discussed in more detail below
Additional changes to assets and liabilities resulting in a net decrease to shareholders’ equity totaling $8.4 million:
•	$10.9 million reduction from change in net unrealized losses on investments in fixed maturities available for sale
•	$1.1 million increase from net unrealized appreciation of equity securities
•	$3.0 million increase from the exercise of stock options
•	$1.4 million reduction for the purchase of treasury stock
•	$0.2 million reduction for increases in the Company’s minimum pension liability

At the end of 2003, FIC had $927.8 million of assets under its direct management, exclusive of separate account assets. In broad terms, these funds were invested as follows:

	December 31,		Percentage
	2003	2002	change
	(In thousands)
Investments in financial instruments:
Cash and short-term investments	$ 82,187	$ 162,904	-49.5%
Debt securities	560,691	494,901	13.3%
Policy loans	42,615	45,193	-5.7%
Mortgage loans	-	17	-100.0%
Equity securities	7,941	6,351	25.0%
Accrued investment income	7,142	6,859	4.1%
Total investments in financial instruments	700,576	716,225	-2.2%
Investments in real estate:
Invested real estate	77,680	79,016	-1.7%
Real estate held for use	13,870	14,179	-2.2%
Total investments in real estate	91,550	93,195	-1.8%
Investments in future income streams:
Deferred policy acquisition costs	54,940	51,213	7.3%
Present value of future profits of acquired business	20,919	25,259	-17.2%
Total investments in future income streams	75,859	76,472	-0.8%
All other assets	59,839	74,873	-20.1%
Total managed assets	$ 927,824	$ 960,765	-3.4%

Total managed assets declined during 2003 by 3.4%. Had the Company not borrowed $15 million in May 2003 (as discussed below), however, the decline would have been 5.0%.

During 2003, the Company reduced its investment in cash and short-term investments significantly, shifting funds to investments in debt instruments. A substantial portion of these funds, along with proceeds from maturing investments and sales, were reinvested during the first half of the year in assets (collateralized mortgage obligations (“CMOs”), asset-backed securities, and private placements) that the then-incumbent management of the Company expected would increase overall returns on invested assets. Following a review of the investment portfolios of the life insurance subsidiaries of the Company in September 2003, the Investment Committee of the Company's then newly elected Board of Directors recommended the engagement of a third-party investment manager to provide ongoing, professional management of the portfolios. In October 2003, the life insurance subsidiaries entered into investment management agreements with Conning. Under these agreements, Conning manages the investment security portfolios of the Company’s life insurance subsidiaries in accordance with investment policies set by the Company’s Board of Directors.

The Company, working with Conning, also revised the investment policies of its insurance subsidiaries. The new policies reiterate compliance with legal requirements of state insurance laws and regulations that are applicable to the Company’s insurance company subsidiaries. They also emphasize sensitivity to the way that FIC’s liabilities are likely to change over time and with changes in general interest rate levels. In practical terms, this means that the Company now focuses almost all of its investment in investment-grade securities, keeping the schedule of anticipated asset maturities in line with its projected cash needs. It also means that the Company attempts to keep the duration of its investment assets (a measure of the sensitivity of their value to changes in interest rates) in line with the duration of the Company’s liabilities.

Conning commenced the realignment of the Company’s life insurance subsidiaries’ portfolios in accordance with these new policies in the fourth quarter of 2003. As part of this realignment, Conning identified eight securities purchased earlier in 2003 that it concluded had significant future principal risk. While all of these securities were investment grade when purchased, six of the eight had experienced ratings downgrades since purchase. These securities were written down as other than temporary impaired securities in 2003, resulting in a net realized pre-tax loss of $5.2 million. One additional bond purchased in early 2003 was sold in late 2003 for a net pre-tax gain of $580,000. The other bonds purchased from January to September of 2003 had by December 31, 2003, resulted in an additional net unrealized loss of approximately $12.3 million; however, the Company determined that the decline in market value of this group of bonds was temporary, and retained them in the portfolio.

During 2003, the Company increased its investment in mortgage-backed securities (including asset-backed securities) significantly, from 42% to 54% of its total investment in fixed maturities. Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 50.1% of the book value of FIC’s mortgage-backed securities at December 31, 2003, are sensitive to prepayment and extension risks. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO. At December 31, 2003, PAC and TAC instruments and scheduled bonds represented approximately 27.2% of the book value of FIC’s mortgage-backed securities. Sequential and support classes represented approximately 21.5% of the book value of FIC’s mortgage-backed securities at December 31, 2003. At December 31, 2004 the Company had reduced its investments in mortgage-backed securities to approximately 39% of its total investment in fixed maturities.

An allocation by security type of the Company’s investments in fixed maturities as of December 31, 2003 and 2002, is detailed below.

	December 31,
		2002
	2003	Restated

Mortgage-backed and asset-backed	53.8%	41.5%
Corporate	33.8%	51.4%
U.S. Treasury securities and obligations
of U.S. government agencies and corporations	9.5%	5.8%
States, municipalities and political subdivisions	2.9%	1.3%
Total fixed maturities	100.0%	100.0%

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company (“Investors Life”). As of December 31, 2003, the market value of FIC’s equity securities was $7.9 million, compared to $6.4 million at December 31, 2002. The increase is related to an increase in the value of the funds underlying the separate accounts.

FIC’s real estate investment is primarily related to the development of the River Place Pointe project (“River Place Pointe”) by Investors Life. At December 31, 2003, FIC’s investment totaled $90.6 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. (For a more detailed description of the River Place Pointe project, see Item Two, Properties.) FIC and its insurance company subsidiaries occupy one of the seven buildings. Three of the other buildings were substantially leased, but three buildings (approximately 34% of the total space in the project) remained unleased as of December 31, 2003. Another of the buildings was leased in 2004, and the project was sold in June 2005, in a cash transaction, for $103 million. The Company estimates the total gain to be approximately $10 million, which includes both the current realized gain on the sale and the deferred gain to be recognized over the period from the sale through March 31, 2008.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are capitalized and treated as deferred policy acquisition costs (“DAC”) to be amortized over the life of the related policies. The increase in the Company’s DAC from December 31, 2002, to December 31, 2003, reflects the capitalization of acquisition costs associated with sales of new insurance policies, more than offsetting the amortization of such amounts capitalized in prior years. The present value of future profits of acquired business is the capitalized acquisition cost of blocks of insurance business that the Company has acquired from others in the past. This asset is amortized to expense as the profits are realized from the various blocks of acquired business and the policies in force gradually decrease. The overall decline in these two assets reflects the gradual net run-off in business that the Company experienced in 2003, as shown in the following table.

	December 31,			Percentage
	2003	2002	Change	Change
	(In billions, except percentages and policies in force)
Policies in force	217,123	237,025	(19,902)	-8.4%
Life insurance in force:
Traditional life insurance	6.0	6.8	(0.8)	-11.2%
Universal life insurance	4.6	5.0	(0.4)	-7.7%
Annuity funds on deposit	0.16	0.14	0.02	12.1%

As noted elsewhere in this report, the Company’s management views this net run-off in the Company’s business as detrimental to its long-term prospects and is taking steps designed to reverse this run-off.

Investors Life had $358.3 million of separate account assets as of December 31, 2003 (not including the value of the Company’s own start-up investment in one of the accounts), as compared to $336.5 million at the end of 2002. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) $325.2 million held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $756.0 million at December 31, 2003, as compared to $756.8 million at December 31, 2002. Contractholder deposit funds increased primarily because of sales of annuity contracts, while the decline in future policy benefits reflected the business run-off mentioned above.

The most significant development in liabilities during 2003 was the Company’s borrowing of $15 million in May 2003 through the issuance of trust preferred notes (the “2003 Notes”). FIC used the proceeds of this borrowing to pay for its acquisition of the New Era Companies and to repay advances that it had received from one of its insurance company subsidiaries for operating expenses. The 2003 Notes bear interest at the three-month LIBOR rate plus 4.2% (approximately 7.53% at June 30, 2005), not to exceed 12.5% prior to May 2008. The 2003 Notes require the payment only of interest through May 22, 2033, when the entire $15 million must be repaid, and may be repaid without any prepayment penalty after May 2008.

The entire principal amount of the 2003 Notes and any accrued but unpaid interest may become immediately due and payable upon an event of default, which includes: (1) failure to pay interest within 30 days of any due date; (2) failure to pay principal when due; (3) the bankruptcy or insolvency of FIC; or (4) the merger of FIC or sale of all or substantially all of its assets unless the successor entity to a merger is a United States corporation (or a foreign corporation that agrees to be bound by certain tax provisions). The terms of the 2003 Notes also place certain limitations on the offer or sale of securities of FIC if it would render invalid the exemption of the notes issued in connection with the loan from the registration requirements of the Securities Act of 1933. Other terms and conditions of the $15 million borrowing are described in Note 8 in the accompanying financial statements.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC, excluding its separate account assets (which are not relevant for this purpose), at the end of 2003, this ratio was 11.8%, compared to 14.6% at the end of 2002. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

FIC’s two insurance company subsidiaries are subject to regulation under state law. Among other requirements, these state laws and regulations impose capital adequacy requirements on insurance companies. Using a calculation that takes into account the quality, liquidity, maturities, and amounts of its assets and liabilities, each insurance company is required to calculate its “risk-based capital” (or “RBC”). The company’s total adjusted capital must exceed 200% of the authorized control level RBC to avoid supervisory activity by the insurance regulators. As of December 31, 2004, the total adjusted capital of FIC’s insurance subsidiaries, Family Life and Investors Life, was approximately 869% and 254% of its authorized control level risk-based capital, respectively. The RBC ratio of Investors Life was also significantly improved as a result of the June 2005 sale of the River Place Pointe real estate investment. See Item 2-Properties.

During 2004, the Company and its investment manager developed asset-liability (“ALM”) models for the investment portfolios of FIC’s two insurance companies. These models focus on comparing the respective durations of the assets and liabilities of each company. Since duration is a direct measure of the sensitivity of an asset or liability to a change in interest rates, these ALM models are designed to allow the Company’s management to deploy investment assets in ways expected to moderate the impact of changes in interest rates on the equity of each of the insurance companies.

Results of Operations

FIC incurred a net loss of $22.5 million in 2003. Comparing this result to the results in 2001 and 2002 is complicated by several factors:

•	significant and unusual expenses incurred during 2003;
•	a major accounting change in 2002; and
•	the acquisition, in May 2001, of the remaining publicly held shares of InterContinental Life Corporation.

In 2003, FIC’s net loss was affected by the following significant and unusual items:

(1)

$5.2 million in charges related to other than temporary impairment of securities. This adjustment resulted from an analysis of the investment portfolio that was made by the Company with the assistance of the Company’s recently appointed investment manager, Conning Asset Management Company (“Conning”).

(2)	a loss from discontinued operations of $6.1 million on the sale of the New Era Companies.
(3)

$2.9 million of expense related to the settlement of the litigation between FIC and Roy F. Mitte (the former Chairman and Chief Executive Officer of the Company) and the Roy F. and Joann Cole Mitte Foundation.

(4)

$1.6 million paid in investment banking fees for strategic business plan reviews and in legal fees and other expenses for proxy matters and litigation related to the 2003 annual meeting of shareholders.

(5)	$1.1 million for payments to be made to Jeffrey Demgen, Eugene E. Payne and George Wise pursuant to their employment agreements in connection with the termination of their employment by the Company.
(6)

$0.4 million paid to William P. Tedrow in connection with the New Era acquisition in June 2003 (see Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2003 for a further description of this payment).

(7)	$2.0 million of expenses for the estimated loss for the rental and operation of a leased office building through December 2005.
(8)	a $5.7 million increase in the valuation allowance related to the realization of deferred tax assets.

These items need to be taken into consideration in drawing comparisons between the operating results in 2003 and those in earlier years.

In 2002, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $6.8 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the merger of Intercontinental Life Corporation (“ILCO”) with and into a subsidiary of FIC on May 18, 2001. The Company recorded this cumulative effect in conjunction with adopting SFAS No. 141, “Business Combinations,” in the first quarter of 2002, as required by SFAS No. 141. In seeking to compare 2002 results to those of other periods, it is important to take into account the one-time impact of this change in accounting principle.

On May 18, 2001, FIC acquired the 51.9% ownership of InterContinental Life Corporation (“ILCO”), the parent of Investors Life, that it had not previously owned. (For a description of this transaction, see Item 6, Selected Financial Data.) As a consequence of this acquisition, the operating results of Investors Life for the period from May 18 through December 31, 2001, (and for subsequent years) are consolidated in the reported FIC results. For the period from January 1 through May 17, 2001, however, FIC’s net income includes only its equity interest in the net income of Investors Life, with such equity interest being based on FIC’s then-percentage ownership of Investors Life. This makes it difficult to draw comparisons between FIC’s 2001 operating results and those in 2002 and subsequent years. As a result, in the discussion that follows, we will focus principally on the comparison between 2002 and 2003.

The Company’s revenues and net (loss) income for years 2003, 2002, and 2001 are shown in the following table.

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In millions)

Revenues	$ 111.7	$ 121.2	$ 98.4
Net (loss) income	(22.5)	(2.4)	3.6

Setting aside the effects of the unusual events mentioned above, the Company believes that the more important factors affecting its operating results during this period include the run-off in the Company’s existing book of business, coupled with relatively low sales of new business, the decline in the prevailing interest rates, and the increase in operating expenses.

Revenues

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In millions)

Premiums, net	$ 31.2	$ 38.8	$ 36.1
Earned insurance charges	40.3	41.9	27.8
Net investment income	35.5	38.1	29.0
Real estate income, net	2.4	2.9	2.1
Net realized gains (losses) on investments	(0.4)	(2.8)	0.1
Other	2.7	2.3	3.3
Total revenues	$ 111.7	$ 121.2	$ 98.4

Premium revenues reported for traditional life insurance products are recognized when due. Both renewal premiums and first-year premiums have declined from year to year throughout the period of 2001 through 2003, as shown in the following table.

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In millions)

Investors Life:
First year	$ 0.4	$ 0.5	$ 0.6
Renewal	7.4	10.0	5.4
Total Investors Life net collected premiums	7.8	10.5	6.0
Family Life:
First year	1.3	3.0	2.4
Renewal	22.1	25.3	27.7
Total Family Life net collected premiums	23.4	28.3	30.1
Total net collected premiums	$ 31.2	$ 38.8	$ 36.1

The consistent decline in renewal premiums reflects the run-off in the Company’s existing book of business, noted above. The decrease in first-year premiums is attributable to the decrease in the number and value of new policies that were issued in 2003 compared to 2002 and 2001. Management believes that the Company’s future profitability and growth will depend to a significant degree on its ability to reverse these trends through improved marketing and sale of new policies, and stronger conservation programs to retain business already on the books.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Annual charges made against these deposits are reported as revenue. For the years 2001-2003, the table below shows the amounts of such annuity deposits, UL premiums, and charges.

	Year Ended December 31,
	2003	2002	2001
Annuity deposits and UL premiums	(In millions)
Annuity deposits:
Investors Life	$ 22.9	$ 17.7	$ 8.7
Family Life	-	0.1	0.1
Total annuity deposits	22.9	17.8	8.8
UL premiums:
Investors Life	32.7	35.2	23.0
Family Life	1.8	2.4	4.0
Total UL premiums	34.5	37.6	27.0
Total annuity deposits and UL premiums	$ 57.4	$ 55.4	$ 35.8

The decline in UL premiums from 2002 to 2003, shown in the prior table, reflects the factors noted earlier in this discussion: the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products in periods subsequent to 2003 due to the current interest-rate environment and certain design features of FIC’s current annuity products.

Earned insurance charges totaled $40.3 million, $41.9 million, and $27.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. These revenues primarily consist of UL cost of insurance charges, policy surrender charges, and policy administration charges. The significant increase from 2001 to 2002 is primarily due to the ILCO acquisition in May 2001 as previously described. The increase related to the ILCO merger totaled approximately $14.6 million. The approximate 3.7% decline in earned insurance charges from 2002 to 2003 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business also as previously described.

Net investment income for the year ended December 31, 2003, was $35.5 million as compared to $38.1 million for the year ended December 31, 2002, and $29.0 million for the year ended December 31, 2001. The decrease in net investment income from 2002 to 2003 was primarily attributable to a decline in the income received from the Company’s interest-bearing investments, resulting in turn from lower interest rates during 2003. The Company’s holdings of interest-bearing investments (including cash and cash equivalents) also declined approximately 2.5% from 2002 to 2003 contributing to the lower net investment income. The increase in investment income in 2002 is primarily related to the May 2001 merger of ILCO into FIC. The increase related to the ILCO merger totaled approximately $10.9 million. Prior to May 2001, FIC owned approximately 48% of ILCO, with ILCO’s results being included in FIC’s results on the equity method of accounting. Following that merger, ILCO’s results are included on a consolidated basis with FIC.

Real estate income is primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Net real estate income (revenues from leases less associated operating expenses and depreciation) totaled $2.4 million, $2.9 million, and $2.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in income from 2001 to 2002 is partially due to the completion of the initial construction phase of the River Place Pointe office complex during 2001 and the subsequent increase in leasing activity. Also, the May 2001 merger of ILCO into FIC increased the consolidated net real estate income as the River Place Pointe property was owned by Investors Life, a subsidiary of ILCO. The decrease in income from 2002 to 2003 was primarily attributable to higher depreciation expenses in 2003 as the final phase of construction was completed during mid-year 2002, with minimal additional leasing activity. As disclosed in more detail in Note 19 of the accompanying financial statements, the Company sold the River Place Pointe property in June 2005. Accordingly, the Company will no longer have significant real estate-related income subsequent to June 2005 as the sales proceeds are being reinvested primarily in fixed maturity securities.

For the year ended December 31, 2003, FIC had a $0.4 million net realized loss on investments, compared to a $2.8 million net realized loss in 2002, and a $54,000 net realized gain in 2001. During the third quarter of 2003, eight bonds purchased earlier in 2003 were classified as other than temporarily impaired, resulting in writedowns totaling approximately $5.2 million. These bonds were subsequently sold in the fourth quarter of 2003, resulting in a small additional loss subsequent to the writedowns. The Company also sold various bonds throughout 2003 for gains that largely offset the previously described writedowns, resulting in the $0.4 million net realized loss for the year. The Company identified one bond at December 31, 2002, that was considered to be other than temporarily impaired and reduced its carrying value by $463,000. This writedown adjustment, along with an impairment-related reduction of $2.5 million in the carrying value of its equity securities, contributed $3.0 million to the net realized loss in 2002.

Benefits and Expenses

Policyholder benefits and expenses totaled $45.1 million, $53.7 million, and $30.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease of $8.6 million from 2002 to 2003 was primarily attributable to lower death benefit claims and a lower level of surrenders of traditional life insurance policies. The increase from 2001 to 2002 (aside from the portion attributable to the part-year consolidation related to the ILCO merger) was attributable to increases in death benefit claims.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $26.4 million in 2003, $29.7 million in 2002, and $19.9 million in 2001. The decrease from 2002 to 2003 was primarily attributable to reductions in interest rates credited to policyholders, as the Company managed its interest spread in response to the low and declining interest rates that characterized 2003. The increase from 2001 to 2002 relates to the ILCO merger due to the inclusion of the expenses of Investors Life for the full year in 2002 as compared to the period from May 18 to December 31 in 2001. The increase related to the ILCO merger totaled approximately $9.3 million.

Amortization of deferred policy acquisition costs (DAC) has increased from $8.9 million in 2001 to $11.0 million in 2002 and subsequently declined to $9.7 million in 2003. These expenses represent the amortization of the costs of producing new business, which consist primarily of agents’ commissions and certain policy issuance and underwriting costs. DAC is amortized over the premium-paying period of the policies in proportion to estimated annual premium revenue for traditional life insurance business. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period. The amortization increase from 2001 to 2002 is primarily due to reduction in earned interest rates and the resulting decrease in interest margins on interest sensitive products, which is then reflected in reduced expectations of future margins necessitating increased amortization. The amortization decrease from 2002 to 2003 is primarily due to reductions in credited rates on interest sensitive products which then restored expectations of some future margins allowing reduced amortization. During 2003 this was partially offset by the impact of increased lapses on traditional products which led to increased amortization.

Present value of future profits on acquired businesses (PVFP) is amortized in a similar manner as DAC, as previously described, for traditional and interest sensitive business. Amortization of PVFP totaled $4.6 million, $4.2 million, and $4.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for 2003 were $41.8 million, as compared to $34.6 million in 2002 and $28.2 million in 2001. The operating expenses for 2001 include expenses of ILCO only for the period from May 18, 2001 to December 31, 2001. As noted above, operating expenses for 2003 included several significant unusual items totaling $5.1 million:

•

$1.6 million paid in investment banking fees for strategic business plan reviews and in legal fees and other expenses for proxy matters and litigation related to the 2003 annual meeting of shareholders.

•	$1.1 million for payments to be made to Jeffrey Demgen, Eugene E. Payne and George Wise pursuant to their employment agreements in connection with the termination of their employment by the Company.
•

$0.4 million paid to William P. Tedrow in connection with the New Era acquisition in June 2003 (see Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2003 for a further description of this payment); and

•	$2.0 million of expenses for the estimated loss for the rental and operation of a leased office building through December 2005.

Similarly, operating expenses in 2002 included approximately $2.9 million in unusual expenses, including an employment contract buy-out with James M. Grace, a former officer of the Company, a charitable contribution in January 2002 to the Mitte Foundation in the amount of $1 million, the costs of a special investigation, and a charge for uncollectible agent balances. The operating expenses for the year 2001 included certain unusual expenses related to the favorable resolution of the vanishing premium litigation.

During 2004, the Company took steps it expects will reduce the level of general operating expenses. In addition to significant reductions in staff, the Company closed its Seattle branch office and records storage facility, upgraded various operating and accounting systems, and restructured employee benefit programs. The effect of these cost-reduction steps in 2004 will be offset, however, by the extraordinary accounting, actuarial, and consulting expenses associated with the reexamination of the Company’s financial accounts and restatement of prior years’ financial statements, which expenses (including those related to 2003 and prior years) amount to approximately $5.1 million in 2004 and approximately $1.8 million in the period from January through May 2005.

Taxes

The provision for federal income taxes on income or loss from continuing operations, before equity in net earnings of affiliate and cumulative effect of change in accounting principle, reflects tax benefits totaling $2.9 million and $3.0 million for the years 2003 and 2002, respectively, while 2001 reflects a tax expense of $1.7 million. These tax amounts equate to effective tax expense (benefit) rates of (15%), (24.5%), and 32.1% for the years ended December 31, 2003, 2002, and 2001, respectively. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company is due to the establishment of a valuation allowance and increases to this allowance for deferred tax assets. Under SFAS No. 109, the Company has established a valuation allowance when, based on the weight of the available evidence, it is more likely than not that some portion of its deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance wholly owned subsidiaries. These net operating loss carry forwards totaled approximately $30.1 million at year-end 2003 and begin to expire in 2008 through 2023. The valuation allowance totaled $7.6 million at December 31, 2003, with the initial establishment of the allowance in 2002 totaling $1.2 million. Additions to the allowance totaled $6.4 million in 2003. These additions include $3.6 million related to continuing operations, $2.1 million related to discontinued operations, and $0.7 million related to other comprehensive income.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. FIC is an insurance holding company whose principal assets at and for the year ended December 31, 2003, consisted of its ownership interests in its insurance subsidiaries, Family Life Insurance Company and Investors Life Insurance Company. As a holding company, FIC’s ability to pay interest and principal on its debt, pay its expenses and pay dividends on its common stock depend substantially on its receipt of dividends or other cash flow from its subsidiaries.

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. Of primary concern in this regard is the indebtedness created in connection with FIC’s acquisition of Family Life. As of December 31, 2003, Investors Life held $16.9 million of notes receivable from FIC (the “Affiliated Notes”) that represented the remaining indebtedness related to the Family Life acquisition. Although this intercompany indebtedness is eliminated on FIC’s consolidated balance sheet, it creates a debt service requirement at the holding company level. The Affiliated Notes, as of December 31, 2003, included the following provisions:

(a)	principal payments each quarter of $1,536,927; and
(b)	interest payments each quarter, at an annual rate of 9.0%.

The balance due on the Affiliated Notes at March 31, 2004, was $15,369,310. In June 2004, with the approval of the Texas Department of Insurance, the Affiliated Notes were amended to provide for:

(a)	no principal payments until March 12, 2006;
(b)	principal payments each quarter of $1,536,927, commencing March 12, 2006, and ending with a final payment on June 12, 2008; and
(c)	interest payments each quarter, at an annual rate of 5.0%.

The holding company’s other principal liquidity requirement is debt service on the $15 million of 2003 Notes that it issued in May 2003. (See “Financial Condition – Liabilities” earlier in this Item 7.) These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2% (which yielded a rate of approximately 7.53% at June 30, 2005). The principal amount of the 2003 Notes must be repaid in a single payment in 2033.

In addition to these debt service requirements, the holding company must pay its expenses in connection with Board of Directors fees, insurance costs, corporate overhead, certain audit and accounting fees, and legal and consulting expenses as incurred. The holding company has not paid any dividends to its shareholders since early in 2003, and management does not anticipate the payment of such dividends in the near future.

Since FIC is not current in its filing of financial information with the SEC, nor will it become a current filer until late 2005 or early 2006 at the earliest, it does not have access to the public capital markets. Although FIC does not believe that it will need additional capital to fund its obligations through 2005, the unavailability of access to the public capital markets may adversely affect our ability to grow our business through acquisitions.

The ability of Family Life and Investors Life to pay dividends to FIC and meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Family Life and Investors Life can pay such dividends by (a) including the “greater of" standard for payment of dividends to shareholders and (b) requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of" standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year.

In June 2004, FIC, with the approval of the Texas Department of Insurance, created a service company subsidiary and transferred to it many of the administrative functions of the insurance companies. The new service company charges each insurance company a monthly service fee that is calculated using a formula based on policies under management, new policies issued, managed assets, and other factors. Profits earned by the service company will be paid as dividends to the holding company, providing an additional source of liquidity at the holding company level.

Liquidity considerations at FIC’s insurance subsidiaries are different in nature than for the holding company. Sources of cash for FIC’s insurance subsidiaries consist of premium payments and deposits from policyholders and annuity holders, charges on policies and contracts, investment income, and proceeds from the sale of investment assets. These funds are applied primarily to provide for the payment of claims under insurance and annuity policies, payment of policy withdrawals, surrenders and loans, operating expenses, taxes, investments in portfolio securities, and shareholder dividends.

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of December 31, 2003, were $588.8 million, compared to $582.1 million at December 31, 2002. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At December 31, 2003, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $408.1 million, represented insurance products, as compared to only $180.7 million of annuity product liabilities.

Since each insurance company holds large portfolios of highly liquid publicly traded debt securities, raising cash through asset sales is available should other sources of liquidity fail to provide cash as needed. In this regard, however, the insurance companies must be concerned about such sales at inopportune times, when adverse movements in interest rates may have depressed the market price of securities so that sales would result in the realization of significant losses. To guard against such an outcome, FIC’s management monitors benefits paid and surrenders of insurance products to provide projections of future cash requirements. Also as part of this monitoring process, FIC performs cash flow testing of assets and liabilities at each year-end to evaluate the match between the planned maturities of the insurance company assets and the likely liquidity needs of the companies over time. Such cash-flow testing, prescribed by insurance laws and regulations, models the likely performance of assets and liabilities over time, using a wide variety of future interest rate scenarios.

There can be no assurance that future experience regarding benefits and surrenders will be similar to the historic experience on which such cash-flow testing is based, since withdrawal and surrender levels are influenced by such factors as the interest-rate environment and general economic conditions as well as the claims-paying and financial strength ratings of FIC’s insurance subsidiaries.

FIC’s overall liquidity experience in recent periods is reflected in its consolidated cash flow statement, the highlights of which are summarized in the following table.

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In millions)

Cash and cash equivalents at beginning of year	$ 162.8	$ 97.4	$ 2.6
Net cash provided by operating activities	2.4	5.2	2.8
Net cash provided by (used in) investing activities	(94.4)	70.4	108.4
Net cash provided by (used in) financing activities	11.4	(10.2)	(16.4)
Net increase (decrease) in cash	(80.6)	65.4	94.8
Cash and cash equivalents at end of year	$ 82.2	$ 162.8	$ 97.4

The increase of $65.4 million in cash and cash equivalents during 2002 was primarily due to maturities of short-term investments and maturities and early redemptions of fixed income investments that occurred during December 2002, resulting in an increased cash position pending reinvestment.

The decrease of $2.8 million in cash provided by operating activities in 2003 compared to 2002 was primarily attributable to a decrease in premium income and an increase in operating expenses.

Net cash used in investing activities in 2003 was primarily attributable to increased investment purchases. At December 31, 2002, the Company had holdings of short-term investments of $101,000 and cash and cash equivalents of $162.8 million for a combined total of $162.9 million. During 2003 the Company utilized $80.7 million of these funds primarily to purchase longer term fixed maturity securities. The remaining $82.2 million was held as cash and cash equivalents at December 31, 2003, and the Company had no short-term investments at year-end 2003.

Payment of cash dividends to shareholders accounted for $0.5 million of cash used in financing for 2003, as compared to $2.1 million in 2002 and $6.4 million in 2001. The increase in net cash flow provided by financing activities in 2003 was primarily attributable to the funds provided by the $15.0 million notes issued in May 2003. In 2003, contractholder fund withdrawals (annuities and UL insurance policies) exceeded deposits by $4.7 million, while in 2002 withdrawals exceeded deposits by $8.7 million.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Critical Accounting Policies and Estimates

The financial statements that are a part of this report contain a summary of FIC’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies are particularly important to the portrayal of FIC’s financial condition because they require management to make difficult, complex, and/or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include methods of accounting for certain policy-related receipts, valuing investments, capitalizing, deferring, and amortizing policy acquisition costs and costs associated with the acquisition of existing blocks of business (the present value of future profits), and reserving for future liabilities to insurance policy and annuity contractholders. For the year 2002, the Company's critical accounting policies also included the cumulative effect of accounting changes regarding the goodwill acquired in the merger with ILCO.

Accounting for Premiums on Universal Life Policies and for Annuity Deposits

In accordance with generally accepted accounting principles (“GAAP”), universal life insurance premiums and annuity deposits received are reflected in FIC’s consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Similarly, surrender benefits paid relating to universal life insurance policies and annuities are reflected as decreases in liabilities for contractholder deposit funds and not as expenses. These exclusions from the income statement must be kept clearly in mind for an accurate understanding of FIC’s financial statements.

Investments

The Company’s investments primarily consist of fixed maturity securities, which include bonds and notes. Fair values of investments in fixed maturity securities are based on quoted market prices or dealer quotes. Fixed maturities classified as “available for sale” are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholders’ equity. Securities classified as “trading securities” are also reported at fair value, with changes in fair value credited or charged directly to income. GAAP requires that the book value of investments be written down to fair value when declines in value are considered other than temporary. Such securities are described as “other than temporarily impaired” or “OTTI.” When such impairments occur, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established.

Real Estate

The Company monitors the performance of its real estate properties on an ongoing basis and identifies properties it intends to hold for investment and properties it intends to sell. Properties held for investment are classified as invested real estate and are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods over estimated useful lives of 5 to 40 years, or for leasehold improvements the minimum lease term if shorter. Real estate income is reported net of expenses incurred to operate the properties and depreciation expenses. The Company reviews its invested real estate properties on an on-going basis for impairment using a probability-weighted estimation of the expected net undiscounted future cash flows. If the expected net undiscounted future cash flows are less than the net book value of the property, the excess of the net book value over the Company’s estimate of fair value of the asset is recognized as a realized loss in the consolidated statement of operations and the new cost basis is depreciated over the property’s remaining life.

Properties that are identified for sale and actively marketed by the Company are classified as real estate held for sale and are stated at the lower of cost less accumulated depreciation or net realizable value. No depreciation is recorded while the property is classified as held for sale. Net realizable value is determined by the Company based on the estimated selling price less direct costs of the sale.

Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business

The costs of acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are included in deferred policy acquisition costs (“DAC”). DAC is capitalized and then amortized to reflect an appropriate expense in relation to the projected stream of profits (for universal life and annuity products) or to the premium revenue stream (for traditional life products). Similarly, when existing blocks of business are acquired, an intangible capital asset (termed “present value of future profits of acquired business” or “PVFP”) reflecting the costs of acquiring the business is created and then amortized over what is judged to be an appropriate term relative to the expected revenues and profitability of the block.

Projections used to determine the rate of amortization of DAC and PVFP also require extensive assumptions about, among other things, interest margins, product loads, mortality rates, persistency rates, and maintenance expense levels. In setting the levels of DAC and PVFP amortization, important assumptions must also be made about the appropriate level at which blocks of policies will be aggregated for testing the acceptability of amortization schedules, and views vary widely on this topic. The importance and complexity of these issues is reflected in the extensive restatements of prior years’ financial results because of the incorrect methodology used to compute DAC and PVFP in prior periods.

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 14.5% of its total liabilities at December 31, 2003, or 21.0% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company.

Deferred Taxes

The Company computes deferred income taxes utilizing the asset and liability method. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax bases of assets and liabilities using the tax rates which are expected to be in effect when these differences are anticipated to reverse. Under SFAS No. 109, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods.

For a further discussion of accounting standards, see Note 1 to the accompanying consolidated financial statements.

Risk Factors Related to Our Company

The reader should carefully consider the following risks, as well as the other information contained in this Form 10-K. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially. You should also refer to the other information set forth in this Form 10-K, including our consolidated financial statements and related notes.

FIC is a holding company and relies on dividends from its insurance subsidiaries; state insurance laws may restrict the ability of these subsidiaries to pay dividends.

FIC is an insurance holding company whose principal assets consist of the outstanding capital stock of its insurance subsidiaries, Family Life Insurance Company and Investors Life Insurance Company of North America. As a holding company, FIC’s ability to meet its cash requirements, pay principal and interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiaries.

Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Family Life and Investors Life to pay shareholder dividends is subject to restrictions set forth in the insurance laws and regulations of Texas, their domiciliary state since March 2004. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Prior to the transfer of the domicile of Family Life and Investors Life from Washington to Texas, the provisions of the Washington Insurance Code applied to the payment of dividends from the insurance subsidiaries to FIC. The provisions of the Washington Insurance Code applicable to the payment of dividends and extraordinary dividends by an insurance company are substantially similar to the provisions of Texas law described above. In 2003, Family Life and Investors Life did not make any dividend payments to FIC. Family Life had earned surplus of $2.2 million and ($1.3) million at December 31, 2003, and December 31, 2004, respectively, and a net gain from operations of $2.3 million for 2003 and a net loss from operations of $1.6 million for 2004. Investors Life had earned surplus of $27.2 million and $18.4 million at December 31, 2003, and December 31, 2004, respectively, and a net loss from operations of $0.8 million and $2.2 million for 2003 and 2004, respectively.

FIC may not be able to compete with larger, more established insurance companies.

There are many life and health insurance companies in the United States. Agents placing insurance business with our insurance subsidiaries are compensated on a commission basis. However, some companies may pay higher commissions and charge lower premium rates and many companies have more substantial resources than we do. In addition, consolidations of insurance and banking institutions, which are permitted under federal legislation, may adversely affect the ability of our insurance subsidiaries to expand their customer referral relationships with mortgage lending and servicing institutions. The principal cost and competitive factors that affect the ability of our insurance subsidiaries to sell their insurance products on a profitable basis are:

•	the general level of premium rates for comparable products;
•	the extent of individual policyholders services required to service each product category;
•	general interest rate levels;
•	competitive commission rates and related marketing costs;
•	legislative and regulatory requirements and restrictions;
•	the impact of competing insurance and other financial products; and
•	the condition of the regional and national economies.

In certain circumstances, regulatory authorities may place our insurance subsidiaries under regulatory control.

Our insurance subsidiaries are subject to risk-based capital requirements imposed by the National Association of Insurance Commissioners. These requirements were imposed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching, and other business factors.

The requirements are used by states as an early warning tool to discover potential weakly-capitalized companies for the purposes of initiating regulatory action. Generally, if an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. Possible regulatory actions range from requiring the insurer to propose actions to correct the risk-based capital deficiency to placing the insurer under regulatory control.

Specifically, if the applicable life insurance company’s total adjusted capital is less than 100% but greater than or equal to 70% of its authorized control-level risk-based capital, as each of these terms are defined in the risk-based capital requirements, the appropriate state regulatory authority may take any action it deems necessary, including placing the insurance company under regulatory control. In addition, if the insurance company’s total adjusted capital is less than 70% of its authorized control-level risk-based capital, the appropriate state regulatory authority is mandated to place the insurance company under its control.

As of December 31, 2004, the total adjusted capital of FIC’s insurance subsidiaries, Family Life and Investors Life, was approximately 869% and 254% of its authorized control level risk-based capital, respectively. If these percentages were to decrease, regulatory action could have a material adverse effect on our results of operations. (The RBC ratio of Investors Life was also significantly improved as a result of the June 2005 sale of the River Place Pointe real estate investment. See Item 2-Properties.)

Our insurance subsidiaries may be required to pay assessments to fund policyholder losses or liabilities; this may have a material adverse effect on our results of operations.

The solvency or guaranty laws of most states in which our insurance companies conduct business may require the Company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes. We cannot estimate the likelihood and amount of future assessments. Any future assessments may have a material adverse effect on our results of operations.

Our insurance subsidiaries are subject to regulation by state insurance departments.

FIC’s insurance subsidiaries are subject to regulation and supervision by the states in which they are licensed to do business. This regulation is designed primarily to protect policy owners. Although the extent of regulation varies by state, state insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, licensing of agents, the regulation of trade practices and premium rates, the approval of form and content of financial statements and the type and character of investments.

These laws and regulations require our insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business, and their business and accounts are subject to examination by these agencies at any time. The insurance laws and regulations of the domiciliary state of our insurance subsidiaries require that these subsidiaries be examined at specified intervals.

A number of states regulate the manner and extent to which insurance companies may test for Acquired Immune Deficiency Syndrome (“AIDS”) antibodies in connection with the underwriting of life insurance policies. To the extent permitted by law, our insurance subsidiaries consider AIDS information in underwriting coverages and establishing premium rates. An evaluation of the financial impact of future AIDS claims is extremely difficult, due in part to insufficient and conflicting data regarding the incidence of the disease in the general population and the prognosis for the probable future course of the disease.

The federal government may seek to regulate the insurance industry.

Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have a direct impact on the insurance business. Congress and certain federal agencies are investigating the current condition of the insurance industry in the United States in order to decide whether some form of federal regulation of insurance companies would be appropriate. Congress is currently conducting a variety of hearings relating in general to the solvency of insurers. We are unable to predict the outcome of any such congressional activity or the potential effects that federal regulation would have on us or our insurance subsidiaries.

The enactment of federal privacy legislation, such as the Gramm-Leach-Bliley Act (as it relates to the use of medical and financial information by insurers) may result in additional regulatory compliance costs, limit the ability of our insurance subsidiaries to market their products or otherwise constrain the nature and scope of our operations.

Changes to the Internal Revenue Code could have a material adverse effect on our results of operations.

Currently, under the Internal Revenue Code, holders of many life insurance and annuity products, including both traditional and variable products, are entitled to tax-favorable treatment on these products. For example, income tax payable by policyholders on investment earnings under life insurance and annuity products which are owned by natural persons is deferred during the product’s accumulation period and is payable, if at all, only when the insurance or annuity benefits are actually paid or to be paid.

In the past, legislation has been proposed that would have curtailed the tax-favorable treatment of some of our life insurance and annuity products. For example, Congress has previously considered legislation that would have eliminated the tax-deferred treatment of annuity products purchased by consumers other than in connection with a tax qualified retirement plan. While no such proposals are currently under active consideration by Congress, if legislative proposals directed at limiting the tax-favorable treatment of life insurance policies or annuity contracts were enacted, market demand for such products would likely be adversely affected. In addition, proposals have been considered by Congress which would either eliminate or significantly reduce Federal estate taxes. Many insurance products are designed and sold to help policyholders reduce the effect of Federal estate taxation on their estates. Thus, the enactment of any legislation that eliminates or significantly reduces Federal estate taxation would likely result in a significant reduction in sales of our currently tax-favorable products.

Interest rate volatility may adversely affect our profitability.

Changes in interest rates affect many aspects of our business and can significantly affect our profitability. In periods of increasing interest rates, withdrawals of life insurance policies and fixed annuity contracts, including policy loans and surrenders, and transfers to separate account variable options may increase as policyholders choose to forego insurance protection and seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investment assets at a time when the market prices for those assets are depressed because interest rates have increased. This may result in realized investment losses. Regardless of whether we realize an investment loss, these cash payments would result in a decrease in total invested assets and may result in a decrease in net income. Policy surrender charges may offset or minimize the negative effect to net income in the period of the surrender. Premature withdrawals may also cause us to accelerate amortization of policy acquisition costs, which would also reduce our net income.

Conversely, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increases in persistency, or a higher percentage of insurance policies remaining in force from year to year. During such a period, our investment earnings will be lower because the interest earnings on our fixed income investments will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as a result of a decrease in the spread between interest rates credited to policyholders and returns on our investment portfolio.

The profitability of our spread-based business depends in large part upon our ability to manage interest rate spreads, and the credit and other risks inherent in our investment portfolio. We cannot guarantee, however, that we will manage successfully our interest rate spreads or the potential negative impact of those risks.

The price of shares of our common stock can fluctuate as a result of a variety of factors, many of which are beyond our control.

The factors which can cause the price of shares of our common stock to fluctuate include, among others:

•	quarterly variations in our operating results;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	developments generally affecting the insurance industry;
•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•	announcements by third parties of significant claims or proceedings against us;
•	our dividend policy;
•	the relatively low trading volume of our common stock;
•	future sales of our equity or equity-linked securities; and
•	general domestic and international economic conditions.

In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market, or the perception of such sales, could reduce our share price and impair our ability to raise funds in new share offerings.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline or make it more difficult for us to sell equity and equity-linked securities in the future at a time and a price that we consider appropriate.

State insurance laws may discourage takeover attempts that could be beneficial to us and our shareholders.

We are subject to state statutes governing insurance holding companies, which generally require that any person or entity desiring to acquire direct or indirect control of any of our insurance company subsidiaries obtain prior regulatory approval. Control would be presumed to exist under most state insurance laws with the acquisition of 10% or more of our outstanding voting securities. Applicable state insurance company laws and regulations could delay or impede a change of control of our Company, which could prevent our shareholders from receiving a control premium.

Our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities.

Our earnings depend significantly upon the extent to which our actual claims experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The liability that we have established for future policy benefits is based upon assumptions concerning a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year. However, due to the nature of the underlying risks and the degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts that we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our reserves from period to period. To the extent that actual claims experience is less favorable than our underlying assumptions, we could be required to increase our liabilities. As a result, we may experience volatility in the level of future earnings to the extent that experience differs from our assumptions.

A downgrade in the financial strength ratings of our insurance subsidiaries may increase policy surrenders and withdrawals, reduce new sales and adversely affect relationships with our sales force.

Financial strength ratings are important factors in establishing the competitive position of insurance companies. A rating downgrade, or the potential for such a downgrade, of either of our insurance subsidiaries could, among other things:

•	materially increase the number of policy or contract surrenders for all or a portion of their net cash values and withdrawals by policyholders of cash values from their policies;
•	result in the termination of our relationships with agents and other distributors of our products and services; and
•	reduce new sales.

We may require additional capital in the future that may not be available or only available on unfavorable terms.

FIC’s future capital requirements depend on many factors, including its ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that FIC needs to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to it. If FIC cannot obtain adequate capital, its business, results of operations and financial condition could be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

FIC’s principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company’s investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company’s insurance subsidiaries, please refer to the sections entitled “Investment of Assets” in Item 1 of this report and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Operations - Investments.”

The following is a discussion of the Company’s primary market-risk-sensitive instruments. It should be noted that this discussion has been developed using estimates and assumptions. Actual results may differ materially from those described below. Further, the following discussion does not take into account actions which could be taken by management in response to the assumed changes in market rates. In addition, the discussion does not take into account other types of risks which may be involved in the business operations of the Company, such as the reinsurance recoveries on reinsurance treaties with third party insurers.

The primary market risk to the Company’s investment portfolio is interest-rate risk. The Company does not use derivative financial instruments.

Interest-Rate-Risk

The Company manages the interest-rate risk inherent in its fixed income assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company’s balance sheet is estimated to be $38.4 million at December 31, 2003, and $16.6 million at December 31, 2002. For purposes of the foregoing estimate, fixed maturities, trading securities, and short-term investments were taken into account. The market value of such assets was $560.7 million at December 31, 2003, and $495.0 million at December 31, 2002.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset-backed securities) and trading securities. The market value of such securities was $263.4 million at December 31, 2003, and $205.4 million at December 31, 2002. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $19.1 million at December 31, 2003, and $4.7 million at December 31, 2002.

Separate account assets have not been included, because gains and losses on those assets generally accrue to the policyholders.

The Company does not use derivative financial instruments to manage its exposure to fluctuations in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Registrant have been filed as part of this report:

1.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated July 29, 2005.

2.	Consolidated Balance Sheet as of December 31, 2003 and Restated Consolidated Balance Sheet as of December 31, 2002.

3.	Consolidated Statement of Operations for the year ended December 31, 2003, and Restated Consolidated Statements of Operations for the years ended December 31, 2002 and 2001.

4.

Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2003, and Restated Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002 and 2001.

5.	Consolidated Statement of Cash Flows for the year ended December 31, 2003, and Restated Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001.

6.	Notes to Consolidated Financial Statements, as Restated.

7.	Consolidated Financial Statement Schedules, as Restated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No independent accountant who audited the Company’s financial statements has resigned or been dismissed during the recent fiscal years 2003 and 2002.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in its reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company’s disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion.

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of December 31, 2003. Based on its evaluation and the identification of material weaknesses in internal control over financial reporting described below, and because of an inability to file the Annual Report on Form 10-K within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, FIC’s disclosure controls and procedures were ineffective.

As more fully described in Note 2, “Restatement of Previously Issued Financial Statements” in the accompanying financial statements, in the course of completing the 2003 audited financial statements, management identified a significant number of internal control weaknesses in several key areas that had resulted in material misstatement of financial results. These include weaknesses in the following areas, among others: deferred policy acquisition costs; present value of future profits of acquired businesses; policy liabilities; investment accounting; consolidation process; purchase accounting; financial reporting procedures and review process; and intercompany accounting. As a result of this review, and in consultation with FIC’s independent registered public accounting firm, FIC has restated its audited consolidated financial statements for the years ended December 31, 2002 and 2001. Notwithstanding the existence of material weaknesses described above, FIC believes that the consolidated financial statements in this report fairly present, in all material respects, FIC’s financial condition as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with U.S. generally accepted accounting principles (GAAP).

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of December 31, 2003. These remediation efforts, outlined below, are specifically designed both to address the material weaknesses identified by FIC’s management and to enhance FIC’s overall corporate governance:

•

Since August 2003, the Company has appointed a new Chief Executive Officer, Chief Financial Officer, Corporate Actuary, and Corporate Controller who, together with other senior executives, are committed to achieving transparency and clear communication with all shareholders through effective corporate governance, a strong control environment, and financial reporting integrity.

•

The Company has contracted with significant outside resources to assist in the assessment of internal control over financial reporting and to supplement the corporate finance group in the areas of account analysis, consolidation and financial reporting.

•	In January 2004, the Company implemented a new general ledger accounting system for a substantial portion of its operations.
•

In 2004, the Company reduced the complexity of its intercompany accounting by establishing a service company and revising its internal cost allocation procedures. The Company has also implemented a routine, comprehensive reconciliation process for intercompany accounts. Management anticipates that these actions will significantly reduce the volume of intercompany transactions and accounts and provide effective control over these accounts.

•

The Company is establishing specific processes and controls, and modifying others, to provide reasonable assurance that reconciliations are performed as part of standardized procedures, reconciling items are reported on a periodic basis for timely resolution, and consolidated exposure analyses are initiated and completed.

•

The Company is establishing a process to monitor the actual experience and persistency of its book of in-force insurance policies against original assumptions and estimates, in order to facilitate an accurate amortization of deferred policy acquisition costs (“DAC”) and present value of future profits of acquired businesses (“PVFP”).

•	The Company is refining the processes by which it determines, aggregates, and records the information which it uses to determine its policy liabilities, contractholder deposit funds, and due premiums.
•	The Company has reorganized its financial statement consolidation process.
•	The Company has retained a third-party investment manager that, along with investment management services, also provides the Company with investment accounting services for its securities portfolio.
•

The Company is expanding and redeploying its financial staff and instituting standardized procedures for financial reporting and review, including the procedures by which general ledger transactions are closed, reviewed, and consolidated.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to in this Item 9A.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The members of the Board of Directors of FIC, as of July 15, 2005, are as follows:

John D. Barnett, 62, is Senior Vice President-Investments of Investment Professionals, Inc., a broker-dealer located in San Antonio, Texas. He has been with Investment Professionals since 1996. From February 1999 to July 2003 he was a principal in that firm and headed its Fixed Income Division. Previously, from 1983 to 1996, Mr. Barnett was associated with Prudential Securities, Inc., where he served both institutional and individual clients. At the time he left Prudential, he was First Vice President-Investments. He has completed the NASD registered principal and investment advisor examination requirements and holds life and health insurance and variable annuity licenses. Mr. Barnett is a director of a non-profit organization. He is a graduate of Howard Payne University and earned an M.A. degree from Texas State University. He has served as a director of FIC since 1991, and has served on several committees of the Board, including the Audit Committee. He currently serves on the Investment Committee and the Special Litigation Committee.

J. Bruce Boisture, 55, has been President and Chief Executive Officer of FIC since January 7, 2004, and a director of FIC since August 2003. He also serves on the Executive Committee of the Board. From June 2001 until his election as President and CEO of FIC, Mr. Boisture served as CEO of EDsmart, Inc., which provides data warehouse and analysis services to school districts. Since 1992, he also has served as president of Trinity Capital Alliance, Inc., an investment banking company he founded in 1992. From May 1999 until April 2001, Mr. Boisture was the president of Paradigm4, Inc., a wireless data service provider. Paradigm4 filed a voluntary bankruptcy petition in April 2001. From 1986 until 1991 he was a partner and chief operating officer of Rosecliff Inc. /Acadia Partners, L.P. Mr. Boisture has a B.A. degree from Princeton University, a B. Phil. degree from Oxford University, and a law degree from Yale Law School.

Patrick E. Falconio, 64, has been a director of FIC since August 2003. He serves on the Executive Committee, the Investment Committee and the Nominations/Governance Committee of the Board of Directors. Mr. Falconio served as executive vice president and chief investment officer of Aegon USA, Inc. from 1987 through his retirement in 1999. Prior to that he worked at Life Investors Insurance Company, Lincoln National Life Insurance Company, and Prudential Insurance Company. In May 2004, Mr. Falconio was elected to the board of directors of Penn Treaty America Corp. He has a bachelors degree from Duquesne University and an MBA from the University of Georgia.

Richard H. Gudeman, 66, has been a director of FIC since August 2003. He serves on the Audit Committee, the Compensation Committee, and the Marketing Committee of the Board of Directors. Mr. Gudeman served as executive vice president at SunGard Insurance Systems, Inc., and as an actuary at Country Life Insurance Co., Washington National Insurance Co., State Farm Life Insurance Co. and Federal Life Insurance Co. over the last 30 years. He has a bachelors degree from Illinois State University and a masters degree from Northeastern University.

R. Keith Long, 57, has been Chairman of the Board of FIC since August 22, 2003. He serves on the Executive Committee, the Compensation Committee, the Investment Committee, and the Marketing Committee of the Board of Directors. Mr. Long has served as president of Otter Creek Management Inc., an investment advisory firm that manages investment funds, since founding it in 1991. From 1983 through January 1991, he worked at Morgan Stanley in its capital markets division. As chairman of the board of Financial Institutions Insurance Group, he oversaw its sale in a leveraged buy-out in 1996. Mr. Long has bachelors and MBA degrees from Indiana University.

Lonnie Steffen, 55, has been a director of FIC since August 2003 and is Chairman of the Audit Committee. He also serves on the Executive Committee of the Board of Directors. He has served as president and chief financial officer of Dearborn Risk Management since 1997. From 1991 through 1997 he served as chief financial officer of Financial Institutions Insurance Group. From 1986 through 1991, he served as chief financial officer of First Reinsurance Co. of Hartford. A certified public accountant, Mr. Steffen has a bachelors degree from Northern Illinois University.

Kenneth S. Shifrin, 56, has served as a director of FIC since June 10, 2003. He serves on the Executive Committee, the Audit Committee, the Special Litigation Committee and the Nominations/Governance Committee of the Board of Directors. Since 1985, he has worked for and most recently serves as Chairman of the Board of American Physicians Service Group, Inc., a management and financial services firm that provides medical malpractice insurance services for doctors and brokerage and investment services to institutions and high net worth individuals, and has served as its President and CEO since 1989. Mr. Shifrin served as Chairman of Prime Medical Services, Inc. from 1989 until November 2004, when that company merged with HealthTronics, Inc. Following the merger, Mr. Shifrin became Vice Chairman of the Board of Directors of HealthTronics, a company which provides healthcare services, primarily to the urology community, and manufactures various medical devices as well as specialty vehicles used for the transport of high technology medical equipment and broadcast and communications equipment. From 1977 to 1985, Mr. Shifrin was employed at Fairchild Industries Corporation, most recently as the Vice President of Finance and Contracts at Fairchild Aircraft Corporation, a subsidiary of Fairchild Industries Corporation. From 1973 to 1976, Mr. Shifrin was a Senior Management Consultant with Arthur Andersen & Company. He is a graduate of Ohio State University where he received a Bachelors and Masters in Business Administration. Mr. Shifrin is a member of the World Presidents Organization.

Eugene J. Woznicki, 63, has been a Director of FIC since June 10, 2003. He serves on the Audit Committee, the Special Litigation Committee, the Compensation Committee, and the Marketing Committee of the Board of Directors. Mr. Woznicki is currently President of Southwestern Life Plans, Inc., a consulting business that he formed in April 2004. Previously, he served as President of National Health Administrators, the largest privately held insurance agency specializing in long-term care insurance, from 1997 to March 2004. From 1995 to 1997, he served as a vice president of National Health Administrators. From 1992 to 1994, Mr. Woznicki was the Vice President-Special Projects of Purolator Products, Inc., one of the largest filter companies in the world. Mr. Woznicki was the founder and President of Nicki International Inc., a construction management firm completing industrial, commercial and residential projects worldwide, from 1978 to 1992. Mr. Woznicki is a graduate of Widener University where he also did graduate studies in business administration. Mr. Woznicki served as an advisory director to the School of Industrial Engineering, Texas Tech University, from 1988 to 1994.

For a description of the arrangements whereby Messrs. Shifrin and Woznicki were previously selected as directors of the Company, see “Part III-Item 13-Certain Relationships and Related Transactions-New Era Transactions.”

The Board of Directors has determined that all current directors, other than Mr. Boisture, qualify as “independent directors” of the Company, as that term is defined in Nasdaq Rule 4200(a)(15). Mr. Boisture serves as President and Chief Executive Officer of the Company, which precludes his qualification as an independent director under Nasdaq rules. The Board also determined that all members of the Audit Committee, the Nominating Committee and the Compensation Committee qualify as independent in accordance with the requirements of the Nasdaq rules.

Sal Diaz-Verson, Jr. served as a director of the Company from August 2003 until his resignation on July 14, 2005.

Executive Officers of the Registrant

The executive officers of FIC, as of June 1, 2005, are as follows:

Name	Position	Age
J. Bruce Boisture	President and Chief Executive Officer	55
Theodore A. Fleron	Vice President, General Counsel & Secretary	65
Vincent L. Kasch	Chief Financial Officer	43
Michael P. Hydanus	Senior Vice President-Operations	53

Principal occupations and employment during the past five years are:

Mr. Boisture has been President and Chief Executive Officer of FIC since January 7, 2004, and a director of FIC since August 2003. He also serves on the Executive Committee of the Board. From June 2001 until his election as President and CEO of FIC, Mr. Boisture served as CEO of EDsmart, Inc., which provides data warehouse and analysis services to school districts. From 1992 until January 2004, he also served as president of Trinity Capital Alliance, Inc., an investment banking company he founded in 1992. From May 1999 until April 2001, Mr. Boisture was also the president of Paradigm4, Inc., a wireless data service provider. Paradigm4 filed a voluntary bankruptcy petition in April 2001. From 1986 through 1991 he was a partner and chief operating officer of Rosecliff Inc./Acadia Partners L.P. Mr. Boisture has a B.A. degree from Princeton University, a B.Phil. degree from Oxford University and a law degree from Yale Law School.

Mr. Fleron has been Vice President, General Counsel of FIC since 1996, Secretary of FIC since December 2002 and was a director from 1996 to August 2003. He is a director of the life insurance subsidiaries of FIC and serves as Senior Vice President, General Counsel and Secretary of those companies. Mr. Fleron has been associated with FIC since December 1989 and has been involved in all aspects of FIC’s legal matters, including corporate and federal securities, insurance regulation and litigation. Previously, he was associated with CIGNA Corporation and its predecessor, INA Corporation, from 1974 to 1989, where he served as Senior Counsel in the Law Department. Mr. Fleron received a B.A. degree in Economics from Brown University and an L.L.B. from University of Pennsylvania Law School.

Mr. Kasch joined FIC in March 2004 and was named Chief Financial Officer in April 2004. Previously, he was Senior Vice President-Financial Services for Texas Mutual Insurance Company, from February 2002 to March 2004. From January 1991 to January 2002, he was associated with National Western Life Insurance Company, where he served as Vice President-Controller and Assistant Treasurer from August 1992 to January 2002. From August 1985 to January 1991, he served in various capacities with KPMG Peat Marwick, where he held the position of Audit Manager at the time that he left to join National Western Life. Mr. Kasch received a B.B.A. in Accounting from Texas A&M University. He is a Certified Public Accountant.

Mr. Hydanus joined FIC in May, 2005 as Senior Vice President-Operations. He replaced Charles Cooper, who had served as Chief Operating Officer from February 2004 to November 2004. Mr. Hydanus has over 20 years of management experience in the life insurance and consulting industries. From February 2001 to the present, he served as an independent management consultant in the areas of corporate operations and information technology improvement. His consulting practice included clients such as a national health benefit organization, policy administration organization, and regional technology service organizations. He was Chief Operating Officer and Chief Information Officer of Security First Group from 2000 to 2001. Prior to that, he worked as the Chief Information Officer for the Baltimore Life Companies from 1998-2000 and the Senior Vice President, COO / CIO for Delta Life & Annuity from 1996-1998. Mr. Hydanus received a B.A. in Business Administration from Lakeland College and an A.A. in Information Systems from Madison Area Technical College. He also holds FLMI and ACS certifications and is in the process of earning his CLU/ChFC certifications.

Business Ethics and Practices Policy and Code of Ethics for Senior Executives and Financial Officers

The Company has adopted a Business Ethics and Practices Policy which is applicable to all employees of the Company, as well as to members of the Board of Directors. In addition, the Company has adopted a Code of Ethics for Senior Executives and Financial Officers that applies to its senior executives and senior financial officers. A copy of the Code can be found as Exhibit 14.1 to this Form 10-K, and a copy of the Policy can be found as Exhibit 14.2 to this Form 10-K. A copy of both the Code and the Policy can be found in the investor relations section of the Company's website at www.ficgroup.com. In the event of any amendment to, or waiver from, the Code of Ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

Audit Committee and Audit Committee Financial Expert

The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities with respect to (i) the annual financial information to be provided to shareholders and the SEC, (ii) the system of internal controls that management has established, and (iii) the internal and external audit process. The independent auditors report directly to the Committee, which pre-approves all services that the auditors provide. In addition, the Audit Committee provides an avenue for communication between the independent accountants, financial management and the Board. Each of the members of the Audit Committee is “independent”, as defined by the current listing standards of Nasdaq. The members of the Audit Committee are Lonnie Steffen (Chairman), Richard H. Gudeman, Kenneth S. Shifrin, and Eugene J. Woznicki.

The Board of Directors has determined that Lonnie Steffen, who has chaired the Committee since August 2003, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC, and is “independent” as such term is defined in Item 7(d)(3)(iv) of Schedule 14A..

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act“), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 2003, through December 31, 2003, all reports required by Section 16(a) to be filed by its directors, officers and greater than ten percent beneficial owners ere filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information, for the year ended December 31, 2003, concerning the compensation of the Company’s former Chief Executive Officer and each of the Company’s other four most highly compensated executive officers who were serving as executive officers at the end of 2003 and received cash compensation exceeding $100,000 during 2003 and one other person who would have been included in these standards but for the fact that he was not serving as an executive officer at the end of 2003.

					Long-Term
					Compensation
		Annual Compensation			Awards
				Other Annual	Stock	All Other
		Salary (1)	Bonus	Compensation (2)	Appreciation	Compensation (4)
Name and Principal Position	Year	($)	($)	($)	Rights	($)
Eugene E. Payne (5), (11), (12)	2003	373,846	-	-	-	382,719
Former Chairman, President and CEO	2002	68,018	-	-	30,000 (3)	-
Theodore A. Fleron -	2003	197,307	-	-	-	3,488
Vice President,	2002	141,827	20,000	-	-	2,822
General Counsel	2001	128,653	5,000	-	-	2,896
Thomas C. Richmond (7)	2003	197,307	-	-	-	-
Former Vice President,	2002	180,000	20,000	-	-	1,631
Assistant Secretary	2001	138,846	-	-	-	2,437
William P. Tedrow (8)	2003	149,038	-	-	150,000	418,482
Former Vice President
John M. Welliver (9)	2003	130,384	-	-	-	1,226
Former Vice President
George M. Wise (10)	2003	197,307	-	-	-	312,819
Former Chief Financial Officer	2002	18,269	-	-	-	-
Jeffrey H. Demgen (6)	2003	83,076	-	-	-	122,650
Former Vice President	2002	180,000	30,000	-	-	3,600
	2001	163,862	-	-	-	2,818

(1)	Information in the Salary column for the year 2003 reflects the fact that there were 27 pay periods in the year, instead of the customary 26 pay periods.

(2)

Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

(3)

Represents the number of FIC stock appreciation rights granted to Eugene E. Payne in 2002. The stock appreciation rights were granted under the terms and provisions of the Financial Industries Corporation Equity Incentive Plan adopted by FIC in 2002, a copy of which was filed with the Securities and Exchange Commission on November 14, 2002 as an Exhibit to FIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(4)

For persons other than Messrs. Demgen, Payne, Wise and Tedrow, represents amounts contributed under the InterContinental Life Corporation Employees Savings and Investment Plan (“401K Plan”). For Mr. Demgen, refer to Note 6. For Dr. Payne, refer to Note 11. For Mr. Wise, refer to Note 10. For Mr. Tedrow, refer to Note 8.

(5)

Eugene E. Payne was Chairman from November 4, 2002 to August 25, 2003. Dr. Payne was President and Chief Executive Officer of FIC from November 4, 2002 to January 7, 2004, and was Interim Chairman of the Board of Directors of FIC from August 19, 2002 through November 4, 2002. R. Keith Long has served as Chairman since August 25, 2003, and J. Bruce Boisture has served as President and Chief Executive Officer of FIC since January 7, 2004.

(6)

Mr. Demgen resigned employment with the Company on June 12, 2003. Under the terms of his employment agreement with the Company, as amended, his voluntary resignation did not terminate the agreement. Accordingly, Mr. Demgen will receive compensation, at the rate of $180,000 per year, until February 26, 2006. Amounts shown in the “All Other Compensation” column represent amounts paid or payable to Mr. Demgen under his employment agreement subsequent to his resignation, as follows: In 2003: $114,231 in salary continuation, $6,619 for life and health insurance benefits, and $1,800 in lieu of matching contributions to the Company’s 401K Plan. In 2004: $180,000 in salary continuation, $6,453 for life and health insurance, $3,600 in lieu of matching contributions to the 401K Plan, and a lump sum payment of $32,505 representing the present value of pension benefits that would otherwise have accrued under the Company’s pension plan for the period from June 15, 2003 to December 31, 2005. In 2005: $180,000 in salary continuation, $5,431 for life and health insurance, and $3,600 in lieu of matching contributions to the 401K Plan. In 2006: $27,692 in salary continuation. Amounts shown in the “All Other Compensation” column also include $1,800 of matching contributions to the Company’s 401K Plan for the period from January 2003 to June 2003, $3,600 for 2002 and $3,303 in 2001.

(7)	Effective as of February 13, 2004, the employment of Thomas C. Richmond with FIC was terminated.

(8)

Mr. Tedrow was appointed as an executive officer in June 2003. Accordingly, only his compensation for the year 2003 is included. “All Other Compensation” includes a lump-sum payment of $400,000 paid in connection with his appointment as an officer of the Company, $17,500 in moving expenses, and $982 contributed by the Company under the 401K Plan.

In addition, FIC granted to Mr. Tedrow an option to purchase up to 150,000 shares of Common Stock at a per share exercise price of $13.07. In connection with the termination of Mr. Tedrow’s employment in March 2004, these options were terminated. Mr. Tedrow’s employment agreement also provided him with a 6% restricted stock interest (60 shares) in a subsidiary of FIC. Under the terms of the employment agreement, the restricted stock interest was subject to repurchase by FIC on December, 31, 2008, or earlier upon termination of the employment agreement or the termination of the employment of Mr. Tedrow. The repurchase price is based upon the valuation of the subsidiary and an actuarial valuation of the block of insurance and annuity policies produced by or through the subsidiary. However, if the repurchase was made in connection with the termination of Mr. Tedrow’s employment for cause, or if Mr. Tedrow terminates his employment without good cause (as defined in the agreement), the repurchase price is limited to $10. In March 2004, the employment agreement of Mr. Tedrow was terminated by the Company, resulting in his right to receive a repurchase price of $10.

(9)

Mr. Welliver was appointed as an executive officer in the year 2003. Accordingly, only his compensation for the year 2003 is included. The employment of Mr. Welliver was terminated on February 13, 2004.

(10)

Mr. Wise was appointed as an executive officer in November 2002. Accordingly, only his compensation for the years 2002 and 2003 is included. Mr. Wise terminated his employment in April 2004. In connection with the termination of his employment agreement, Mr. Wise received a severance payment of $310,000, one-half of which was paid in January 2004 and the balance in March 2004, which is included in the “All Other Compensation” column. For additional information, see the section entitled “Certain Relationships and Related Transactions – Sale of Actuarial Risk Consultants, Inc. and Amendment to Employment Agreement of George Wise.”

For 2003, amount shown in the “All Other Compensation” column also includes $2,819 of matching contributions to the Company’s 401K Plan.

(11)

Amounts in the “All Other Compensation” column for 2003 include $342,738 paid to Dr. Payne in July 2004 in connection with the termination of his employment agreement with the Company, $38,100 paid to him in connection with the exercise of stock appreciation rights and matching contributions to the Company’s 401K Plan of $1,881.

(12)

Amounts in the “Salary” column include $19,556 of compensation earned in 2002, and $37,384 of compensation earned in 2003, which was deferred by Dr. Payne under the Company’s Nonqualified Deferred Compensation Plan.

Stock Options Granted in 2003

The following table sets forth information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 2003.

	Number of	Percent of			Potential Realizable Value at
	Securities	Total Options			Assumed Annual Rates of
	Underlying	Granted to	Exercisable		Stock Price Appreciation for
	Options	Employees	or Base	Expiration	Option Term
Name	Granted (#)	in Fiscal Year	Price ($/Sh)	Date	5% ($)	10% ($)
William P. Tedrow (1)	150,000	100%	$ 13.07	12/31/2006	$ 1,232,948	$ 3,124,532

(1)

These options were granted in June 2003 under a stock option agreement with Mr. Tedrow. The agreement was made in connection with the employment of Mr. Tedrow as a Vice President of the Company and President of FIC Financial Services, Inc. The option agreement provided for the purchase of up to 150,000 shares of the common stock of FIC, at $13.07 per share, subject to the attainment of certain business objectives. In March 2004, the employment agreement of Mr. Tedrow was terminated, resulting in the cancellation of the options.

Aggregated Option/SAR Exercises in 2003 and Year-end Option/SAR Values

The following table sets forth information concerning each exercise of stock options during 2003 by each of the named executive officers, as well as the value, as of December 31, 2003, of unexercised options of such executive officers. The value of unexercised in-the-money stock options at December 31, 2003 shown below are presented in accordance with SEC rules. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the common stock of the Company relative to the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money stock options reflected in the following table will be realized.

			Number of Securities		Value of Unexercised
			Underlying		In-the-Money
	Shares		Unexercised Options at		Options at
	Acquired on	Value	December 31, 2003 (#)		December 31, 2003(2) ($)
Name	Exercise (#)(1)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Eugene E. Payne (3)	-	$ 38,100	-	-	-	-
Jeffrey H. Demgen	4,400	29,999	-	-	-	-
Theodore A. Fleron	4,400	23,839	-	-	-	-
Thomas C. Richmond	4,400	28,591	-	-	-	-
William P. Tedrow (4)	-	-	-	150,000	-	109,500
John M. Welliver	4,400	29,031	-	-	-	-

(1)	The shares listed in this column were acquired in connection with the exercise of options granted under the 1999 InterContinental Life Corporation NonQualified Stock Option Plan.

(2)

The value of unexercised in-the-money options equals the difference between the option exercise price and the closing price of the Company’s Common Stock on the Nasdaq Stock Market’s National Market. (Symbol: FNIN) on December 31, 2003 ($13.80), multiplied by the number of shares underlying the options.

(3)

The data in this row represents the number of FIC stock appreciation rights granted to Eugene E. Payne in 2002. The stock appreciation rights were granted under the terms and provisions of the Financial Industries Corporation Equity Incentive Plan adopted by FIC in 2002, a copy of which was filed with the Securities and Exchange Commission on November 14, 2002 as an Exhibit to FIC’s Quarterly Report on Form 10-Q for the period ended September 30, 2002. In September 2003, Dr. Payne became fully vested in his stock appreciation rights, in accordance with the provision of the Equity Incentive Plan which provides for accelerated vesting for specified events, including if the individuals who were directors of FIC at the time that the Equity Incentive Plan was adopted should cease to constitute at least a majority of the Board of Directors of FIC. At the 2003 Annual Meeting of Shareholders, eight of the ten directors elected by the shareholders were not members of the Board of Directors at the time the Equity Incentive Plan was adopted. Under the terms of the Equity Incentive Plan, the accelerated vesting entitled Dr. Payne to a payment equal to the difference between the highest closing price of FIC’s common stock during the 30 trading days prior to the change in the Board of Directors ($15.38) and the exercise price of each stock appreciation unit ($14.11) times the number of stock appreciation rights (30,000), or $38,100. Dr. Payne elected to defer payment of such amount under the provisions of the Company’s nonqualified deferred compensation plan, which provides benefits at retirement based on the value of the assets in the plan.

(4)	In March 2004, the employment agreement of Mr. Tedrow was terminated, resulting in the cancellation of the options.

Defined Benefit Plan

The following Pension Plan table sets forth estimated annual pension benefits payable upon retirement at age of 65 under the Company’s noncontributory defined benefit plan (“Pension Plan”) to an employee in the final pay and years of service classifications indicated, assuming a straight life annuity form of benefit. The amounts shown in the table do not reflect the reduction related to Social Security benefits referred to below.

Years of Service
Remuneration	15	20	25	30
$ 125,000	$ 29,437	$ 39,250	$ 49,062	$ 58,875
$ 150,000	$ 35,325	$ 47,100	$ 58,875	$ 70,650
$ 160,000	$ 37,680	$ 50,240	$ 62,800	$ 75,360
$ 175,000	$ 41,212	$ 54,950	$ 68,687	$ 82,425
$ 200,000	$ 47,100	$ 62,800	$ 78,500	$ 94,200

The normal retirement benefit provided under the Pension Plan is equal to 1.57% of final 5-year average eligible earnings less 0.65% of the participant’s Social Security covered compensation multiplied by the number of years of credited service (up to 30 years). The compensation used in determining benefits under the Pension Plan is the highest average earnings received in any five consecutive full-calendar years during the last ten full-calendar years before the participant’s retirement date. For the year 2003, the maximum amount of annual salary and bonus that can be used in determining benefits under the Pension Plan is $180,000.

The annual eligible earnings, for 2003 only, covered by the Pension Plan (salary up to $180,000), with respect to the individuals reported in the Summary Compensation Table were as follows, with their respective years of credited service under the Pension Plan at December 31, 2003 being shown in parentheses: Dr. Payne, $180,000 (12.250 years); Mr. Fleron, $180,000 (29.878 years); Mr. Richmond, $180,000 (14.789 years); Mr. Welliver, $130,384 (15 years); Mr. Tedrow, $180,000 (0.583 years); M. Wise, $180,000 (1.119 years); and Mr. Demgen, $180,000 (10.761 years).

Compensation of Directors

Only non-employee directors are compensated for serving as directors of the Company. Under guidelines in effect from January 1, 2003, to September 28, 2003, non-employee directors were compensated on the basis of an annual fee of $20,000, payable in January of each year, plus $1,000 for each meeting of the Board of Directors at which such director is in attendance. In the event that a director attended a meeting of the Board of Directors which had been designated as a regular meeting via telephone, rather than in person, the fee payable to such director for attendance at such regular meeting was reduced to $500. Non-employee directors who served on committees of the Board, other than the Audit Committee or the Executive Committee, received an annual fee of $2,000, plus $1,000 for each meeting at which the Director was in attendance. Non-employee Directors who served on the Audit Committee received an annual fee of $5,000, plus $1,000 for each meeting of the Audit Committee at which the Director was in attendance. The Lead Director, who served on the Executive Committee, received an annual fee of $10,000 for his services on such committee.

In September 2003, the Board of Directors adopted a new compensation policy for non-employee directors. Effective as of September 29, 2003, each non-employee director of the Company receives, as a payment for services as a director, an annual fee of $25,000, payable annually, plus $1,500 for each meeting of the Board of Directors at which such director is in attendance. Non-employee directors who serve on committees of the Board, other than the Audit Committee, the Investment Committee or the Executive Committee, receive an annual fee of $2,000, plus $1,500 for each meeting at which the director is in attendance. Non-employee directors who serve on the Audit Committee or the Investment Committee receive an annual fee of $5,000 ($7,000 with respect to the Chairman of such committee), plus $1,500 for each meeting of the Audit Committee or the Investment Committee at which the director is in attendance. Non-employee directors who serve on the Executive Committee receive an annual fee of $10,000, plus $1,500 for each meeting of the Executive Committee. Prior to November 2004, the compensation policy provided that the Chairman of the Executive Committee was entitled to an annual fee of $20,000. At its meeting in November 2004, the Board of Directors approved a modification of the compensation policy whereby the annual fee for the Chairman of the Executive Committee was reduced to $10,000. In the event that a director attends a meeting of the Board of Directors, or committee of the Board of Directors, which has been designated as a regular meeting via telephone, rather than in person, the fee payable to such director for attendance at such regular meeting is reduced to $500.

Mr. Long waived payment of the annual fees for the period between the 2003 and 2004 Annual Meetings of Shareholders otherwise payable to him as a director and as a member of the Executive and Investment Committees of the Board.

At its meeting on September 1, 2004, the Board of Directors approved the establishment of a stock option plan for non-employee directors of the Company, subject to the approval of the plan by the shareholders of the Company at the next Annual Meeting of Shareholders. The plan, which reserves 400,000 shares for issuance, provides for the grant to each non-employee director of options to acquire 25,000 shares of the common stock of the Company, at current market price at the time that the plan is approved by the shareholders, and allows for discretionary grants to subsequently elected directors and to directors who are reelected. Such options would have a ten-year term, would vest in three equal annual installments beginning with the first anniversary of the date on which the option was granted, and would vest earlier upon specified events.

Employment Agreements and Change in Control Arrangements

The following employment agreements were in effect during 2003 with respect to the individuals listed in the Summary Compensation Table:

Eugene E. Payne. On November 4, 2002, the Company and Dr. Payne entered into an employment agreement, providing for the employment of Dr. Payne as Chairman, President and Chief Executive Officer of the Company. The agreement provided for an initial three-year term, with a provision for automatic extensions after the first anniversary. The initial base salary under the agreement was $360,000 per year. During the employment period, the base salary shall be reviewed periodically and may be increased from time to time as shall be determined by the Board of the Company. The agreement also included a provision for an annual bonus, based upon target performance goals as determined by the Board of Directors on an annual basis. The agreement also provided for an award of stock appreciation rights (SARs) with respect to 30,000 shares of the Common Stock of the Company, pursuant to terms and provisions of the Financial Industries Corporation Equity Incentive Plan. A copy of the agreement is attached as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

On August 25, 2003, Dr. Payne resigned as Chairman of the Board. In connection with the resignation, Dr. Payne and the Company entered into an amendment to the employment agreement. Under the terms of the amendment, Dr. Payne agreed to continue as President and CEO for a period ending on February 20, 2004, subject to the right of the Company to terminate the employment period at an earlier date. At the end of the employment period, the amendment provides that Dr. Payne is entitled to receive a severance payment in the amount of $360,000, net of applicable taxes. On January 6, 2004, the Company notified Dr. Payne that it was exercising its right to terminate the employment period on January 7, 2004. The employment agreement provides that, following the end of the employment period, the parties will execute a mutual release with respect to matters relating to the employment relationship. In connection with the preparation of the mutual release agreement, the Company asserted its right to offset the severance payment by the amount of certain payments and obligations which had been made by Dr. Payne, but not approved by the Board of Directors. In July 2004, the Company and Dr. Payne reached agreement as to the adjusted amount of the severance payment, with Dr. Payne receiving a payment in the amount of $342,738. Dr. Payne resigned from the Company’s Board of Directors effective July 27, 2004.

Jeffrey H. Demgen. On May 1, 2002, the Company and Mr. Demgen entered into an employment agreement, which agreement was amended on August 17, 2002. The Agreement provided for employment through December 31, 2005, at the rate of $180,000 per year. The amendment provides that the employment agreement shall not terminate upon the voluntary resignation of Mr. Demgen. A copy of this agreement was filed with the SEC in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002. In June 2003, Mr. Demgen resigned his employment, effective June 12, 2003. In connection with the resignation, the Company agreed to extend Mr. Demgen’s compensation and certain fringe benefits until February 26, 2006; see also, note 6 to the Executive Compensation table, page 48.

Thomas C. Richmond. On December 13, 2002, the Company and Mr. Richmond entered into an employment agreement, providing for the employment of Mr. Richmond as Chief Operating Officer and Vice President of the Company. The agreement provided for a three-year term; however, at the end of the term the agreement provided for automatically renewal for successive one-year periods unless either the Company or Mr. Richmond gave notice at least 90 days before the end of any term that they choose not to renew the agreement. The agreement provided for a base salary of $190,000, which base salary would be reviewed periodically and may be increased from time to time as shall be determined by the Chief Executive Officer and subsequently ratified by the Board. Mr. Richmond was also eligible for an annual bonus based upon target performance goals, as determined by the Chief Executive Officer on an annual basis, in accordance with normal Company administrative practices for senior management, as described above. A copy of this agreement was attached as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The above-described agreement replaced a prior employment agreement between the Company and Mr. Richmond which had been entered into on May 1, 2002. That agreement provided for a term ending on December 31, 2005, with a base salary of $180,000.

Effective as of February 13, 2004, the employment of Thomas C. Richmond with FIC was terminated. FIC and Mr. Richmond entered into an amendment to his employment agreement, which provides that the employment period ends as of February 13, 2004. Following the end of the employment period, Mr. Richmond will receive severance payments on a bi-weekly basis until December 13, 2005, at the annual salary rate ($190,000) set forth in the original employment agreement, net of applicable taxes. In addition, Mr. Richmond will receive certain medical, dental and life insurance benefits during the period that he receives severance payments.

Theodore A. Fleron. On December 13, 2002, the Company and Mr. Fleron entered into an employment agreement, providing for the employment of Mr. Fleron as General Counsel and Vice President of the Company. The agreement provides for a three-year term; however, at the end of the term the agreement is automatically renewed for successive one-year periods unless either the Company or Mr. Fleron gives notice at least 90 days before the end of any term that they choose not to renew the agreement. The agreement provides for a base salary of $190,000, which base salary shall be reviewed periodically and may be increased from time to time as shall be determined by the Chief Executive Officer and subsequently ratified by the Board. Mr. Fleron is also eligible for an annual bonus based upon target performance goals, as determined by the Chief Executive Officer on an annual basis, in accordance with normal Company administrative practices for senior management, as described above. A copy of this agreement was attached as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

The above-described agreement replaced a prior employment agreement between the Company and Mr. Fleron which had been entered into on March 22, 2002. That agreement provided for a three-year term, with a base salary of $145,000. The agreement also provided that, in the event of a “change in control” of the Company, the remaining amounts payable under the agreement would become immediately due and payable in one lump sum. As defined in the agreement, a change in control was deemed to have taken place upon the occurrence of any one or more of the following: (i) Roy F. Mitte is no longer the Chairman, President and Chief Executive Officer of the Company, (ii) a majority of the members of the Board of Directors of the Company are not individuals who were selected to serve as Directors by Roy F. Mitte. No change in control payments were made to Mr. Fleron under the provisions of the prior agreement.

George M. Wise, III. On December 13, 2002, the Company and Mr. Wise entered into an employment agreement, providing for the employment of Mr. Wise as Chief Financial Officer and Vice President of the Company. The agreement provided for a three-year term; however, at the end of the term the agreement was automatically renewed for successive one-year periods unless either the Company or Mr. Wise gave notice at least 90 days before the end of any term that they choose not to renew the agreement. The agreement provides for a base salary of $190,000, which base salary was to be reviewed periodically and may be increased from time to time as shall be determined by the Chief Executive Officer and subsequently ratified by the Board. Mr. Wise was also eligible for an annual bonus based upon target performance goals, as determined by the Chief Executive Officer on an annual basis, in accordance with normal Company administrative practices for senior management, as described above. A copy of this agreement was attached as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC.

On December 31, 2003, Mr. Wise and the Company entered into an amendment to Mr. Wise’s employment agreement. The amendment provided that the term of the agreement ends on March 31, 2004, instead of December 31, 2005. The Company subsequently agreed to extend Mr. Wise’s employment to April 26, 2004. Effective January 1, 2004, the annual rate of compensation was reduced to $152,000 per year, and Mr. Wise was permitted to devote up to one day each week to the business of Actuarial Risk Consultants, Inc., a former subsidiary of the Company that was sold to Mr. Wise on December 31, 2003. Under the amendment, Mr. Wise received a severance payment of $310,000, one-half of which was paid in January 2004 and the balance on March 31, 2004. In connection with the amendment, Mr. Wise released FIC from any claims he may have, including claims related to matters arising out of his employment agreement or his employment relationship with FIC.

William P. Tedrow. On June 4, 2003, the Company and Mr. Tedrow entered into an employment agreement, providing for the employment of Mr. Tedrow as a Vice President of the Company and the President of FIC Financial Services, Inc. (“FICFS”). The agreement expires on March 31, 2009. The agreement provided for an annual base salary of $250,000, with provision for an annual bonus, not to exceed $200,000 per year. The amount of any annual bonus was to be established by the Chief Executive Officer of FIC on the following basis: (i) one-third of the amount of the annual bonus will be based upon performance criteria established by the Chief Executive Officer with respect to the operating results of FICFS, (ii) one-third of the amount of the annual bonus was to be established by the Chief Executive Officer with respect to the operating results of FIC and (iii) one-third of the amount of the annual bonus will be determined in the sole discretion of the Chief Executive Officer. In addition, the agreement provides Mr. Tedrow with a 6% equity interest in FICFS which is subject to a right of repurchase by FIC and a lump sum payment of $400,000 for Mr. Tedrow’s efforts in organizing and integrating the acquisition of the New Era companies by FIC. A copy of this agreement was attached as an exhibit to the Company’s Current Report on Form 8-K as filed with the SEC on June 10, 2003.

On October 29, 2003, the Company filed a report on Form 8-K, in which it announced that it was reviewing its investment activities during the past year, including mark-ups and commissions paid during that time. The investigation included a review of relationships between a broker-dealer used by the Company and Mr. Tedrow. Mr. Tedrow participated during 2003 in the general supervision of investment activities. In connection with its investigation, the Company determined that Mr. Tedrow violated the Company’s Business Ethics Policy by failing to disclose certain relationships between himself and a broker-dealer used by the Company in connection with the trading activity under review, and that he failed to obtain written agreements pertaining to mark-up sharing arrangements with such broker-dealers. On January 8, 2004, the Company notified Mr. Tedrow of the basis of the Company’s claim for a termination for cause of the employment agreement between the Company and Mr. Tedrow, and, in accordance with the provisions of the employment agreement, provided Mr. Tedrow with a twenty-five day period in which he would have an opportunity to be heard and to present arguments and evidence with respect to this matter. Following a review of the response provided by Mr. Tedrow, and a review of additional matters by the Company, the Company terminated Mr. Tedrow in March 2004. The Company believes that it has no further obligations to Mr. Tedrow with respect to either compensation or stock options that were granted to him in connection with his employment.

Other Employment Agreements

J. Bruce Boisture. Effective January 7, 2004, the Board of Directors elected Mr. Boisture as President and Chief Executive Officer. Mr. Boisture also has served on the Board of Directors of FIC since August 2003. He replaced Eugene E. Payne, who had served as President and CEO since November 2002. In connection with the election, the Board of Directors approved an employment agreement for Mr. Boisture. The agreement, which is for a three-year term, provides for monthly base compensation of $33,333.33 and eligibility for an annual performance bonus of up to $100,000. In addition, the agreement provides for long-term incentives in the form of a grant of options to purchase 150,000 shares of FIC common stock at an exercise price equal to the fair market value on the effective date of the agreement ($14.00 per share) and a restricted stock grant of 50,000 shares. Both grants are conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grants would be made. The agreement states that, in the event that such approval is not granted at the Company’s 2004 annual meeting of shareholders, a lump sum cash payment would be made to Mr. Boisture, and his base compensation would be increased, based on a formula. If shareholder approval is obtained, a portion of the options and restricted stock will vest immediately, with the remainder vesting according to specified schedules over a two-year period from the contract effective date, subject to acceleration for certain events.

Mr. Boisture’s agreement provides that he will be included in the employee benefit plans that FIC maintains for all similarly situated executives, except that in lieu of the company’s group life insurance plan, FIC will provide him with $1 million of term life insurance coverage. In addition, while Mr. Boisture’s primary residence remains in Hartford, Connecticut, FIC will cover specified commuting expenses, including transportation, a furnished apartment, leased automobile and club membership in Austin at an aggregate cost to FIC (including tax gross-ups) not to exceed $5,200 per month through October 31, 2005, and reimbursement of up to $12,000 per year for Mr. Boisture’s existing health care coverage until at least October 31, 2005. The Company is required to pay certain relocation expenses, if incurred by Mr. Boisture. The agreement also provides that FIC will reimburse Mr. Boisture for certain attorneys’ fees incurred in the review of the employment agreement up to a maximum of $5,000, and obligates FIC to provide directors and officers liability insurance.

In the event of termination of Mr. Boisture’s employment without cause or for good reason (as defined in his employment agreement), Mr. Boisture will be entitled to a lump sum payment of $400,000 and six months of continued subsidized FIC health insurance coverage or reimbursement of his existing health insurance coverage. If Mr. Boisture’s employment is terminated due to disability, the lump sum severance benefit will be offset by the value of any disability benefits to be provided during the first 12 months following his termination of employment by any disability benefits plan maintained by FIC. Upon Mr. Boisture’s termination of employment by FIC for cause, due to Mr. Boisture’s death or expiration of the term, or Mr. Boisture’s voluntary termination of employment without good reason, Mr. Boisture will not be entitled to any severance other than payment of accrued salary and benefits as of the date of termination.

The agreement also provides that, in the event that following shareholder approval of the Incentive Stock Plan and while Mr. Boisture remains employed by the Company (i) any SEC Person (as defined below) becomes the beneficial owner of 50% or more of the shares outstanding or of voting securities representing 50% or more of the combined voting power of all outstanding voting securities of the Company or (ii) the sale or other disposition of all or substantially all of the consolidated assets of the Company is completed or a plan of liquidation of the Company is implemented, then the option to purchase 150,000 shares shall become immediately exercisable and 50,000 shares of restricted stock shall become immediately vested. As defined in the agreement, “SEC Person” means any person (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the “Exchange Act”)) or group (as such term is used in Rule 13d-5 under the Exchange Act), other than an affiliate or any employee benefit plan (or any related trust) of the Company or any of its affiliates.

Vincent L. Kasch. In connection with his election as Chief Financial Officer, Mr. Kasch received a letter which set forth the terms of his employment with FIC (the “Employment Letter”). The Employment Letter provides that he may receive long-term incentives in the form of a grant of non-qualified stock options to purchase 20,000 shares of FIC common stock. The purchase price for each share subject to the option is equal to $13.25, which was the fair market value of a share of FIC common stock as of March 15, 2004, the effective date of his employment. The option will (a) have a ten-year term measured from the employment date and (b) become exercisable as to one-third of the shares on the date of shareholder approval of an equity option plan, an additional one-third of the shares on the first anniversary of the employment date, and as to the remaining shares on the second anniversary of the employment date, provided in each case that Mr. Kasch remains employed by us on such anniversary. The option grant is subject to the approval of the shareholders of FIC.

Michael P. Hydanus. In connection with his election as Senior Vice President-Operations, Mr. Hydanus received a letter from FIC which set forth the terms of his employment with FIC (the "Employment Letter"). The Employment Letter provides that he may receive long-term incentives in the form of a grant of options to purchase 15,000 shares of FIC common stock at an exercise price equal to the fair market value on the date that the options are granted. The option provision is conditional upon the approval of an equity option plan by the shareholders of FIC. Accordingly, such options would be granted only following shareholder approval of the equity option plan and approval by the Company's Compensation Committee of a grant of options.

The Employment Letter also provides that, if FIC terminates Mr. Hydanus' employment without Cause (as defined in the Employment Letter), or Mr. Hydanus terminates his employment for Good Reason (as defined in the Employment Letter), he will be entitled to a continuation of his salary payments for twelve months after the date of termination. If FIC terminates Mr. Hydanus without Cause, or he terminates his employment with Good Reason, at any time within twelve months of a Change of Control (as defined in the Employment Letter), he will be entitled to a continuation of his salary payments for twenty-four months after the date of termination.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors currently consists of Messrs. Long, Woznicki and Gudeman. None of these individuals has been an officer or employee of the Company at any time. No current executive officer has ever served as a member of the board of directors or compensation committee of any other entity (other than our subsidiaries) that has or has had one or more executive officers serving as a member of our board of directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners

The following table presents information as of May 1, 2005, as to all persons who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the Company’s Common Stock.

Name and Address	Number of Shares Owned	Percent of Outstanding Shares

Roy F. and Joann Cole Mitte Foundation	968,804 (1)	9.88%
6836 Bee Caves Road, Suite 262
Austin, Texas 78746
Roy F. Mitte	968,804 (2)	9.88%
3701 Westlake Drive
Austin, Texas 78746
Family Life Insurance Company	648,640 (3)	6.20%
6500 River Place Blvd., Building One
Austin, TX 78730
Investors Life Insurance Company of North America	1,427,073 (3)	12.70%
6500 River Place Blvd., Building One
Austin, TX 78730
Fidelity Management & Research Company	1,302,480 (4)	13.28%
82 Devonshire Street
Boston, MA 02109
Wellington Management Company, LLP	607,300 (5)	6.19%
75 State Street
Boston, MA 02109

(1)

Based on information reported on a Schedule 13G filed by the Roy F. and Joann Cole Mitte Foundation on February 4, 2005, and based on information known to the Company. According to the 13G filing, the Foundation is a not-for-profit corporation organized under the laws of the State of Texas, and exempt from federal income tax under Section 501(a) of the Internal Revenue Code of 1986, as amended, as an organization described in Section 501(c)(3). See “Certain Transactions” for a description of certain arrangements regarding the voting and disposition of shares held by the Mitte Foundation.

(2)	For purposes of this table, Mr. Mitte is deemed to have beneficial ownership of the shares owned by the Foundation.

(3)

All shares are held as treasury shares. For purposes of determining the ownership percentage, such shares are assumed to be outstanding. These shares may not be voted and are not included in determining the percentage of shares voting in favor of a matter.

(4)

As reported to the Company on a Schedule 13G/A filed on February 17, 2004, by FMR Corporation, the parent company of Fidelity Management & Research Company (“Fidelity”). According to such Schedule 13G/A Fidelity is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,302,480 shares or 13.44% of the Common Stock outstanding of FIC as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low Priced Stock Fund, amounted to 1,302,480 shares or 13.44% of the Common Stock outstanding. Neither FMR Corp. nor the Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.

(5)

As reported on a Schedule 13G/A filed by Wellington Management Company, LLP (“WMC”) on February 12, 2004. According to the Schedule 13G filing, WMC acts as investment advisor to certain clients of WMC and such clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. The filing further states that no such client is known to have such right or power with respect to more than five percent of the common stock of the Company.

Stock Ownership of Directors and Executive Officers.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2005, by (i) each director, (ii) the current executive officers of the Company, (iii) other persons named in the Summary Compensation Table below, and (iv) all such persons as a group:

		Percent of
	Number of	Outstanding
Name and Address	Shares Owned	Shares

Non-Employee Directors:
R. Keith Long	419,681 (2)	4.28%
John D. Barnett	2,000	*
Salvador Diaz-Verson, Jr. (5)	-	-
Patrick E. Falconio	-	-
Richard H. Gudeman	-	-
Lonnie L. Steffen	-	-
Kenneth J. Shifrin	- (4)	-
Eugene J. Woznicki	2,000	*

Current Executive Officers:
J. Bruce Boisture	297 (3)	*
Theodore A. Fleron	29,845 (1)	*
Vincent L. Kasch	191 (3)	*
Michael P. Hydanus	-	-

Other Persons Named in Summary Compensation Table:
Jeffrey H. Demgen	4,400	*
Eugene E. Payne	13,600	*
Thomas C. Richmond	4,668	*
William P. Tedrow	-
George M. Wise, III	500	*
John M. Welliver	12,466	*

Directors, executive officers and
other persons as a group (18 persons)	489,648	4.99%

* Less than 1%.

The business address of each officer and director is c/0 Financial Industries Corporation, 6500 River Place Blvd., Building I, Austin, Texas 78730.

(1)	Includes shares beneficially acquired through participation in the Company’s 401K plan and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.

(2)

Mr. Long is the president and controlling shareholder of Otter Creek Management, Inc. Otter Creek Management, Inc. is an investment advisory firm that manages the following investment funds: Otter Creek Partners I, LP, a limited partnership (of which Otter Creek Management, Inc. serves as general partner); Otter Creek International, Ltd, an investment corporation; and HHMI XIII, a limited liability company. The shares in the table include 232,741 shares owned by Otter Creek International, Ltd Corporation, 50,162 shares owned by HHMI, LLC Limited Liability Company and 136,778 shares owned by Otter Creek Partners I, LP Partnership. Mr. Long disclaims beneficial ownership of these shares for purposes of Section 16 of the Securities Exchange Act of 1934 or for any other purpose.

(3)	Owned in 401(k) plan account, subject to vesting, as a result of employer matching contribution program.

(4)	Does not include 385,000 shares owned by American Physicians Service Group, Inc., of which Mr. Shifrin is CEO and Chairman. Mr. Shifrin disclaims beneficial ownership of such shares.

(5)	Mr. Diaz-Verson, Jr. resigned as a director of the Company on July 14, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

New Era Transactions

In June 2003, a subsidiary of FIC acquired three companies: Total Compensation Group Consulting Inc., a consulting firm and registered investment advisor; Paragon, a group of three companies providing employee benefits products and services; and JNT Group Inc., an independent fee-based third-party administrator (collectively, the “New Era Marketing Companies”). The acquisitions were facilitated for FIC by representatives of American Physicians Service Group Inc. (“APS”) and Equita Financial and Insurance Services of Texas, Inc. Kenneth S. Shifrin, a director of FIC, is the chairman and chief executive officer of APS.

Pursuant to Option Agreements dated as of June 5, 2003 (the “Option Agreements”), in consideration for their facilitation of the acquisition of the New Era Marketing Companies and the Marketing Agreement described below, APS and Equita were granted options to purchase 323,000 and 169,000 shares of Common Stock, respectively, at $16.42 per share (120% of the average closing price of Common Stock for the 15 trading days ended June 3, 2003). Such options are exercisable only if a marketing subsidiary, FIC Financial Services Inc., produces over $200,000,000 in qualifying premiums between July 1, 2003, and December 31, 2005. Equita was also granted an option to purchase up to 158,000 shares of Common Stock at $16.42 per share, exercisable at the rate of 10,000 shares for each $10,000,000 increment by which qualifying premiums generated by products marketed by Equita exceed $200,000,000 between July 1, 2003 and December 31, 2005. As of June 1, 2005, there have been no “qualifying premiums”, as described in “Part I, Item 1-Description of the business-Agency Operations-Marketing Agreement with Equita.”

In accordance with the terms of the Option Agreements, the Company appointed Mr. Shifrin and Eugene J. Woznicki, designees of APS and Equita, respectively, to the Board to fill the two vacancies created by the resignation of Roy Mitte and his son, Scott Mitte in 2003. See “Settlement of Litigation with Mitte Family”, below. In addition, the Company agreed, with respect to the 2003 Annual Meeting and its 2004 Annual Meeting, to propose Messrs. Shifrin and Woznicki as nominees for election to the Board, include their names in the Company’s proxy materials, and recommend and solicit proxies for their election. Under that agreement, in the event that the Company’s designated proxies cumulated votes for any director nominees, such proxies were obligated to cumulate votes in favor of Mr. Shifrin if such cumulative voting will result in the election of at least four directors and in favor of Mr. Woznicki if such cumulative voting will result in the election of at least eight directors. Such cumulative voting in favor of Mr. Shifrin occurred with respect to the 2003 Annual Meeting.

Pursuant to Stock Purchase Agreements dated as of June 5, 2003, APS and an affiliate of Equita acquired 312,484 and 204,918 shares of Common Stock, respectively, from the Mitte Foundation. In addition, APS acquired an additional 27,395 shares of Common Stock from FIC for a cash purchase price of $14.64 per share on June 5, 2003. Pursuant to a Registration Rights Agreement dated as of June 5, 2003, the Company granted registration rights to APS and Equita for all shares of Common Stock held by them on June 5, 2003, and any shares of Common Stock acquired pursuant to the Option Agreements.

In June 2005, Equita commenced litigation against FIC pertaining to matters arising out of the option agreement. See Item 3-Legal Proceedings-Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.

Sale of Actuarial Risk Consultants, Inc. and Amendment to Employment Agreement of George Wise

On December 31, 2003, FIC sold Actuarial Risk Consultants, Inc. (“ARC”), an actuarial consulting subsidiary which it had established in December, 2002. The sale of ARC was to George M. Wise, III, who was Vice President and Chief Financial Officer of FIC until March 2004. The consideration for the transaction was $10,000. Prior to the closing, all intercompany payables owed by ARC to FIC or its affiliates were satisfied in full, and certain tangible and intangible assets used by ARC in connection with the operation of its business were assigned to ARC. The cost to the Company of its investment in ARC at the time of the sale was $146,000.

In connection with the sale, Mr. Wise and FIC entered into an amendment to Mr. Wise’s employment agreement, as described under “Compensation of Executive Officers and Directors–Employment Agreements and Change In Control Arrangements”. The amendment released FIC from any claims Mr. Wise may have had relating to his employment with FIC, including claims which Mr. Wise had asserted related to his entitlement to a bonus payment of approximately $70,000.

Also, in connection with the sale of ARC to Mr. Wise, FIC entered into a consulting agreement with ARC. Under the terms of the agreement, FIC and its insurance subsidiaries may (but are not obligated to) obtain up to 2,000 hours of actuarial consulting services from ARC during the period from January 1, 2004 to December 31, 2005. During 2004 and the first five months of 2005, the Company paid fees of approximately $1.16 million and $0.5 million, respectively to ARC in connection with the provision of actuarial consulting services, including services related to the Company’s review of deferred policy acquisition costs and present value of future profits of acquired businesses.

Settlement of Litigation with Mitte Family

In October 2002, a Special Committee of the Company’s Board of Directors voted to terminate the employment agreement of Roy F. Mitte, the Company’s Chairman and Chief Executive Officer, by reason of Mr. Mitte’s physical or mental disability extending over a period of six consecutive months or more. The Special Committee further voted to terminate Mr. Mitte’s employment agreement on the alternative basis that the actions of Mr. Mitte, as described in the Report of the Audit Committee of the Board of Directors Concerning Payment of Personal Expenses of the Chairman, dated September 17, 2002 (the “Audit Committee Report”), constituted breaches of such agreement that excused further performance thereof by FIC.

The Audit Committee, which at the time consisted of John D. Barnett, David G. Caldwell, W. Lewis Gilcrease and Frank Parker, found that over the course of almost ten years, the Company had paid, or reimbursed Mr. Mitte for, approximately $550,000 in expenses that were personal in nature. The Audit Committee further noted that in January 2002, Mr. Mitte caused the transfer of $1,000,000 from the Company to the Roy F. and Joann Cole Mitte Foundation (the “Mitte Foundation”), a charitable foundation controlled by Mr. Mitte, in contravention of his earlier statement to the Compensation Committee of the Board that no donation would be made from FIC to the Mitte Foundation during 2002, and without the prior approval of the Board.

On January 23, 2003, the Company commenced litigation against Mr. Mitte, the Mitte Foundation, and Joann Cole Mitte which sought repayment of the personal expenses and donation and to delay a special shareholders meeting previously requested by the Mitte Foundation, alleging, among other things, Mr. Mitte’s violation of certain provisions of the securities laws. On March 19, 2003, Mr. Mitte filed a counterclaim against the Company alleging breach of contract with respect to the Company’s failure to pay Mr. Mitte severance benefits and compensation that Mr. Mitte claimed he was entitled to receive under his employment agreement with the Company. Mr. Mitte sought actual damages, interest and attorney’s fees and costs. He claimed the actual damages were incurred with respect to the Company’s termination of his employment agreement, which provided a minimum level of compensation of $503,500 per year through February 25, 2007, and an annual bonus through February 25, 2007, in the discretion of the Board, of $2.5 million which would be automatically payable in the event of a change of control of the Company.

On May 15, 2003, the Company entered into a Settlement Agreement with the Mitte Family. Under the terms of the Settlement Agreement, the Mitte Family released the Company from any past, present or future claims which they may have against the Company, including any claims which Roy Mitte may assert under the employment agreement. In addition, the Company agreed to release the Mitte Family from any past, present or future claims which the Company may have against the Mitte Family.

The Settlement Agreement provided for payments by the Company to Roy Mitte of $1 million on each of June 1, 2003, June 1, 2004 and June 1, 2005, which would be subject to acceleration in the event of specified changes in control of the Company. Pursuant to the Settlement Agreement, the Company also agreed to:

•

use its commercially reasonable efforts to locate a purchaser or purchasers of specified installments over a two year period of the 1,552,206 shares of Company common stock owned by the Mitte Foundation as of the date of the Settlement Agreement during future periods set forth in the Settlement Agreement, at a price of $14.64 per share;

•

purchase (or, alternatively, locate a purchaser) on or before June 1, 2003, of the 39,820 shares of Common Stock owned by Roy Mitte and the 35,502 shares of Common Stock held in the ESOP account of Roy Mitte, in each case as of the date of the Settlement Agreement, at a price of $14.64 per share; and

•	cancel options to purchase 6,600 shares of Common Stock held by Roy Mitte in exchange for a cash payment equal to $42,636 (the difference between $14.64 per share and the exercise price per share).

Pursuant to the Settlement Agreement, the Mitte Family granted an irrevocable proxy for any shares of Common stock owned by the Mitte Foundation to the persons named as proxies by the Company. With respect to the 2003 and later Annual Meetings of the Company, the proxy may be voted “for” all nominees of the Board named in the Company’s proxy statements, “against” any proposal by a person other than the Company for the removal of any members of the Board, “withheld” as to nominees for the Board proposed by any person other than the Company, “against” any proposal by any person other than the Company to amend the bylaws or articles of the Company, and in accordance with the recommendation of the Board or at their discretion as permitted by applicable law with respect to any shareholder proposal submitted pursuant to Rule 14a-8 under the Exchange Act. The proxy also extended to certain matters which may be proposed by the Company at its 2004 annual meeting of shareholders, or any later annual or special meeting, regarding changes in the ownership percentage required in order for a shareholder to call a special meeting of shareholders and the elimination of cumulative voting. The Company agreed not to propose at the 2003 Annual Meeting any amendment to the Company’s articles of incorporation or bylaws that would increase the ownership threshold for a shareholder’s ability to call a special meeting of shareholders. The proxy did not extend to any other matters that may be proposed by FIC at any annual or special meeting during which the proxy is in effect, including, without limitation, any other amendment to the articles of incorporation or bylaws of the Company, any action relative to a merger of FIC, the sale of all or substantially all of the assets of FIC or the issuance or sale by FIC of any of its equity securities.

The survival of the proxy was generally conditioned upon the performance of the scheduled purchases of the shares of Common Stock owned by the Mitte Foundation and payments required under the Settlement Agreement. The Settlement Agreement provided that, unless earlier terminated, the proxy would expire on May 15, 2005. Accordingly, the proxy granted under the terms of the Settlement Agreement has expired by its own terms.

As described under “New Era Transactions”, above, APS and a subsidiary of Equita acquired 312,484 and 204,918 shares of Common Stock, respectively, from the Mitte Foundation in June 2003. Subject to specified exceptions, the proxy granted to the Company survives the transfers of stock by the Foundation unless (1) the Company agrees otherwise, (2) the transferee owns less than 2% of the then outstanding shares of Common Stock or (3) a transfer is effected under certain provisions of Rule 144 or a registration statement. Prior to the 2003 Annual Meeting, at the request of APS and the Equita subsidiary, FIC released the proxy with respect to the shares of Common Stock of FIC acquired from the Foundation. Accordingly, APS and the Equita subsidiary each voted their respective shares directly at the 2003 Annual Meeting.

In May 2003, the Company purchased from Mr. Mitte the 39,820 shares of FIC common stock owned by him and the 35,502 shares of common stock held in Mr. Mitte’s ESOP account, as provided under the terms of the Settlement Agreement, at a price of $14.64 per share. Subsequently, in July 2003, the Company’s Nonqualified Deferred Compensation Plan f/b/o Eugene E. Payne purchased, at the request of Dr. Payne, 13,600 of these shares, at a price of $14.64 per share. The benefits available to Dr. Payne under the plan are based on the value of these shares, as well as the value of other assets held in the plan.

The Settlement Agreement also includes provisions related to the continuation of health insurance of Roy Mitte and Joann Mitte for five years. In accordance with the Settlement Agreement, Roy Mitte and Scott Mitte resigned from the Board effective as of June 2, 2003. The Company recognized a charge of $2.9 million (before tax) in the first quarter of 2003 for amounts to be paid under the Settlement Agreement.

Litigation with Otter Creek Partnership I, L.P.

On June 13, 2003, Otter Creek Partnership I, L.P. filed a civil lawsuit against FIC in the District Court in Travis County, Texas, Cause No. GN302872. In its lawsuit, Otter Creek sought an injunction against FIC to compel it to schedule and hold the 2003 annual meeting of shareholders. In addition, the lawsuit sought to compel FIC either not to exercise the proxy that it acquired from the Mitte Family (as described above) or to vote such shares in the same proportion as the other outstanding shares of the Company are voted. Otter Creek and FIC completed a settlement with respect to the lawsuit in December 2003. Under the settlement agreement, (1) the Company reimbursed Otter Creek for $250,000 in proxy expenses, and (2) an additional $475,000 of proxy and litigation expenses will be submitted to the Company’s shareholders for approval at the next Annual Meeting. The Board of Directors agreed to recommend that shareholders approve the reimbursement. The settlement also included mutual releases between the Company and Otter Creek and its affiliates in favor of each of them and their respective employees, directors, officers, agents, and representatives. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P.

Consulting Arrangement with William P. Tedrow

William P. Tedrow, who served as a vice president of the Company from June 2003 to March 2004, provided consulting services to the Company during the period from January 2003 to May 2003. These services related to the development of the business plan that led, in June 2003, to the purchase of the New Era companies and the marketing arrangement with Equita. In connection with such consulting services, Mr. Tedrow received fees of $94,361 and reimbursement of expenses in the amount of $8,925.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the dollar amount of the fees billed to the Company by PricewaterhouseCoopers LLP for audit and other services for the years 2003 and 2002:

	Year Ended December 31,
	2003	2002
Audit fees	$ 3,858,885	$ 962,310
Audit-related fees	161,992	48,500
Tax fees	215,117	247,559
All other fees	-	-
Total fees billed	$ 4,235,994	$ 1,258,369

Audit Fees represent fees for services provided in connection with the audit of the Company’s consolidated statements, review of interim financial statements, statutory audits, and SEC registration statement reviews.

Audit-Related Fees consist primarily of fees for audits of employee benefit plans and services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to audit and attest services not required by statute or regulations, and consultations concerning financial accounting and reporting standards.

Tax Fees consist of fees for professional services for tax compliance, tax advice, tax planning and tax audits. These services include assistance regarding federal and state tax compliance, return preparation, claims for refunds and tax audits.

The Audit Committee considers and, if it deems appropriate, approves, on a case by case basis, any audit or permitted non-audit service to be performed by the independent auditor at the time that the independent auditor is to be engaged to perform such service. These services may include audit services, audit-related services, tax services and other services. Since the Audit Committee specifically pre-approves each of the services to be rendered by the independent auditor in advance of performance, the Audit Committee currently does not have a pre-approval policy. In connection with the approval of audit and non-audit services, the Audit Committee must consider whether the provision of such permitted non-audit services is consistent with maintaining the independent auditor’s status as our independent auditors. Since May 6, 2003, the date on which SEC rules relating to approval of services by independent auditors became effective, all services for which the Audit Committee engaged the independent auditor were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANICAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents have been filed as part of this report:

1.	Financial Statements (See Item 8)

The following consolidated financial statements of Financial Industries Corporation and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2003 and 2002 (Restated).

Consolidated Statements of Operations, for the years ended December 31, 2003, 2002 (Restated), and 2001 (Restated).

Consolidated Statements of Changes in Shareholders' Equity, for the years ended December 31, 2003, 2002 (Restated), and 2001 (Restated).

Consolidated Statements of Cash Flows, for the years ended December 31, 2003, 2002 (Restated), and 2001 (Restated).

Notes to Consolidated Financial Statements (Restated).

2.	The following consolidated financial statement schedules of Financial Industries Corporation and subsidiaries are included:

Schedule I - Summary of Investments Other Than Investments in Related Parties.

Schedule II - Condensed Financial Statements of Registrant (Restated).

Schedule III – Supplementary Insurance Information (Restated).

Schedule IV – Reinsurance.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

3.	Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits beginning on Page 71.

(b)	Reports on Form 8-K

Registrant filed the following reports on Form 8-K during the fourth quarter of 2003:

During the fourth quarter of 2003, the Registrant filed a report on Form 8-K dated October 30, 2003 related to: (i) a review of its investment activities during the past year, including mark-ups and commissions paid during that time and the administrative leave of William P. Tedrow, a Vice President of the Company; (ii) an amendment to the employment agreement between the Company and Eugene E. Payne; and (iii) the investment management agreements between the Registrant’s insurance subsidiaries and Conning Asset Management Company.

(c)	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Financial Industries Corporation

(Registrant)

By: /s/ J. Bruce Boisture	By: /s/ Vincent L. Kasch
J. Bruce Boisture, President and	Vincent L. Kasch, Chief Financial Officer,
Chief Executive Officer	(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 28, 2005.

_/s/ R. Keith Long___________	__/s/ Richard H. Gudeman________
R. KEITH LONG, CHAIRMAN	RICHARD H. GUDEMAN, DIRECTOR

__/s/ John Barnett_______________________	__/s/ Kenneth Shifrin____________________
JOHN BARNETT, DIRECTOR	KENNETH SHIFRIN, DIRECTOR

__/s/ J. Bruce Boisture__________________	__/s/ Lonnie Steffen_____________________
J. BRUCE BOISTURE, DIRECTOR	LONNIE STEFFEN, DIRECTOR

__/s/ Eugene Woznicki____________

EUGENE WOZNICKI, DIRECTOR

__/s/ Patrick E. Falconio_______________

PATRICK E. FALCONIO, DIRECTOR

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of January 18, 2001, by and among FIC, InterContinental Life and ILCO Acquisition Corp. (1)
3.1	Articles of Incorporation of FIC (2)
3.2	Certificate of Amendment to the Articles of Incorporation of FIC, dated November 12, 1996 (3)
3.3	Bylaws of FIC (2)
3.4	Amendment to Bylaws of FIC dated February 29, 1992 (8)
3.5	Amendment to Bylaws of FIC dated June 16, 1992 (8)
3.6	Amendment to Articles of Incorporation of FIC dated May 18, 2001 (10)
4.1	Indenture Agreement between FIC and Wilmington Trust Company, as trustee, pertaining to the issuance by FIC of the Floating Rate Senior Debt Securities due 2033 (15)
10.01	Option Agreement, dated as of June 12, 1991, among FIC, Investors Life Insurance Company of North America and Investors Life Insurance Company of California (4)
10.02	Note, dated July 30, 1993, in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America (5)
10.03	Note, dated July 30, 1993, in the original principal amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America (5)
10.04

Amendment No. 1, dated December 12, 1996, effective June 12, 1996, to the note dated July 30, 1993 in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America (6)

10.05

Amendment No. 1, dated December 12, 1996, effective June 12, 1996, to the note dated July 30, 1993 in the original principal amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America (6)

10.06	Amendment Agreement, dated December 12, 1996, amending the Option Agreement among FIC, Investors Life Insurance Company of North America and Investors Life Insurance Company of California (6)
10.07	Assignment Agreement, dated December 23, 1998, between Family Life Insurance Investment Company and FIC (7)
10.08	Amendment dated as of April 4, 2001 to Employment Agreement between the Registrant and Roy F. Mitte (9)
10.09	Amended and Restated Stock Option Grant Agreement (10)
10.10	Employment Agreement between Registrant and Jeffrey H. Demgen dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002, as amended on August 19, 2002 (11)
10.11	Employment Agreement between Registrant and Thomas C. Richmond dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002 (11)
10.12	Employment Agreement between Registrant and Theodore A. Fleron dated as of March 22, 2002 and ratified by the Board of Directors on August 17, 2002 (11)
10.13	Employment Agreement between Registrant and Dr. Eugene E. Payne dated as of November 4, 2002 and ratified by the Board of Directors on November 4, 2002 (12)
10.14	Financial Industries Corporation Equity Incentive Plan, dated November 4, 2002 (12)
10.15	Employment Agreement between Registrant and George M. Wise, III dated as of December 13, 2002 and ratified by the Board of Directors on December 13, 2002 (13)
10.16	Employment Agreement between Registrant and Theodore A. Fleron dated as of December 13, 2002 and ratified by the Board of Directors on December 13, 2002, superceding Exhibit 10.12 (13)
10.17	Employment Agreement between Registrant and Thomas C. Richmond dated as of December 13, 2002 and ratified by the Board of Directors on December 13, 2002, superceding Exhibit 10.11 (13)
10.18

Compromise Settlement Agreement and Mutual Release in the litigation entitled Financial Industries Corporation v. The Roy F. and Joann Cole Mitte Foundation, Roy F. Mitte, and Joann Cole Mitte, Civil Action No. A03 CA 033 SS, in the United States District Court for the Western District of Texas, Austin Division (14)

10.19

Stock Purchase Agreement, by and among Total Compensation Group Consulting, Inc., John Pesce, Mike Cochran, Arthur A. Howard, Geoffrey Calaway, W.M. Hartman, Edward F. Harman, III, M.B. Donaldson, Teri Hoyt, Alycia Andrews, Charles Francis, Tom Cook, David Allen, and Marcus Smith and Financial Industries Corporation, and FIC Financial Services, Inc. (15)

10.20	Stock Purchase Agreement by and among JNT Group, Inc., Earl W. Johnson and Total Compensation Group Consulting, Inc., FIC, and FIC Financial Services, Inc. (15)
10.21

Stock Purchase Agreement by and among Paragon Benefits, Inc., The Paragon Group, Inc., Paragon National, Inc., Scott A. Bell, Wayne C. Desselle, and Chris Murphy and FIC, and FIC Financial Services, Inc.(15)

10.22	Marketing Agreement by and among Investors Life Insurance Company of North America, Family Life Insurance Company and Equita Financial and Insurance Services of Texas, Inc. (15)
10.23	Stock Purchase and Option Agreement by and between FIC and American Physicians Service Group, Inc. (15)
10.24	Stock Option Agreement by and among FIC, Equita Financial and Insurance Services of Texas, Inc., and, solely for purposes of Section 4.5 of the agreement, M&W Insurance Services, Inc. (15)
10.25	Registration Rights Agreement by and among FIC, American Physicians Service Group, Inc., M&W Insurance Services, Inc., Equita Financial and Insurance Services of Texas, Inc. (15)
10.26	Employment Agreement by and between FIC and William P. Tedrow (15)
10.27	Stock Option Agreement between FIC and William P. Tedrow (15)
10.28	Senior Notes Subscription Agreement between FIC and InCapS Funding I, Ltd. (15)
10.29

Placement Agreement with Sandler O’Neill & Partners, L.P., as agent of FIC, with respect to the issue and sale by FIC and the placement by Sandler O’Neill & Partners, L.P. of $15,000,000 aggregate principal amount of Floating Rate Senior Notes of FIC (15)

10.30	Amendment No. 1 to Employment Agreement of Eugene E. Payne, dated as of October 9, 2003 (16)
10.31	Stock Purchase Agreement dated December 31, 2003, by and between BCDP Holdings, LLP, Financial Industries Corporation and FIC Financial Services, Inc. (17)
10.32	Acquisition Agreement dated December 31, 2003, by and between InterContinental Life Corporation and George M. Wise, III (17)
10.33	Agreement and Release dated December 31, 2003, by and between Scott A. Bell, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.34	Agreement and Release dated December 31, 2003, by and between Mike Cochran, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.35	Agreement and Release dated December 31, 2003, by and between Wayne C. Desselle, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.36	Agreement and Release dated December 31, 2003, by and between Chris Murphy, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.37	Agreement and Release dated December 31, 2003, by and between John Pesce, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.38	Amendment No. 1 dated December 31, 2003, to Employment Agreement between George Wise and Financial Industries Corporation (17)
10.39	Consulting Agreement between Actuarial Risk Consultants, Inc. and Financial Industries Corporation (17)
10.40	Employment Agreement dated January 7, 2004 by and between Bruce Boisture and Financial Industries Corporation (18)
10.41	Amendment No. 1 to Employment Agreement between Financial Industries Corporation and Thomas C. Richmond dated as of February 13, 2004 (19)
10.42	Non-Qualified Deferred Compensation Plan *
10.43	Investment Management Agreement dated as of October 20, 2003 by and between, Investors Life Insurance Company of North America and Conning Asset Management Company *
10.44	Investment Management Agreement dated as of October 20, 2003 by and between Family Life Insurance Company and Conning Asset Management Company *
10.45	Mutual Release dated as of July 30, 2004 between Eugene E. Payne and the Registrant. *
10.46	Letter Agreement dated as of April 5, 2004 between Jeffrey H. Demgen and the Registrant with respect to the termination of Mr. Demgen’s active employment. *
10.47	Settlement Agreement in the litigation entitled Otter Creek Partnership I, L.P.v. Financial Industries Corporation, Civil Action No. GN302872 in the District Court, Travis County, Texas. *

10.48

Amendment No. 2, dated June 10, 2004, effective as of March 18, 2004, to the note dated July 30, 1993 in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America *

10.49

Amendment No. 2, dated June 10, 2003, effective as of March 18, 2004, to the note dated July 30, 1993, in the original principal amount of $4.5 million made by FIC in favor of Investors Life Insurance Company of North America *

10.50	Agreement of Sale and Purchase dated as of March 17, 2005, between Investors Life Insurance Company of North America and Aspen Growth Properties, Inc. *
10.51	First Amendment to Agreement of Sale and Purchase dated as of June 1, 2005, between Investors Life Insurance Company of North America and Aspen Growth Properties, Inc. *
10.52	Lease Agreement dated as of June 1, 2005, between Investors Life Insurance Company of North America and River Place Pointe, L.P. *
10.53	Employment Letter dated February 17,2004 provided to Vincent L. Kasch *
10.54	Employment Letter dated April 19, 2005 provided to Michael P. Hydanus (20)
14.1	Code of Ethics for Senior Executives and Financial Officers*
14.2	Business Ethics and Practices Policy *
21.1	Subsidiaries of the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 *
32.1	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350 *

* Filed herewith.

(1)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated January 22, 2001.
(2)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1985.
(3)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(4)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated June 25, 1991.
(5)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1993.
(6)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1996.
(7)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1998.
(8)	Incorporated by reference to the Exhibits filed with FIC’s S-4 filed on February 1, 2001.
(9)	Incorporated by reference to the Exhibits filed with FIC’s 10K/A filed on April 5, 2001.

(10)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q filed on August 26, 2002, for the six-month period ended June 30, 2002.
(12)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q filed on November 14, 2002, for the nine-month period ended September 30, 2002.
(13)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2002.

(14) Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q /A filed on May 16, 2003 for the three-month period ended March 31, 2003.

(15)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated June 10, 2003.
(16)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated October 29, 2003.
(17)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated January 6, 2004.
(18)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated February 8, 2004.

(19)	Incorporated by reference to the exhibits filed with FIC’s Current Report on Form 8-K dated February 16, 2004.

(20) Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated May 6, 2004.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

FORM 10-K—ITEM 15(a) (1) and (2)

LIST OF FINANCIAL STATEMENTS

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Financial Industries Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Financial Industries Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, during 2002 the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations.”

As discussed in Note 2, the Company has restated its financial statements for the years ended December 31, 2002 and 2001.

PricewaterhouseCoopers LLP

Dallas, Texas

July 29, 2005

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
		2002
	2003	Restated
	(In thousands)
ASSETS
Investments:
Fixed maturities held to maturity, at amortized cost (fair value of $19
and $1,069 at December 31, 2003 and 2002)	$ 17	$ 1,090
Fixed maturities available for sale, at fair value (amortized cost of
$557,285 and $474,276 at December 31, 2003 and 2002)	555,801	493,811
Trading securities, at fair value	4,873	-
Equity securities, at fair value (cost of $6,393 and
$6,381 at December 31, 2003 and 2002)	7,941	6,351
Policy loans	42,615	45,193
Mortgage loans	-	17
Invested real estate	76,712	79,016
Real estate available for sale	968	-
Short-term investments	-	101
Total investments	688,927	625,579

Cash and cash equivalents	82,187	162,803
Deferred policy acquisition costs	54,940	51,213
Present value of future profits of acquired businesses	20,919	25,259
Agency advances and other receivables, net of allowance for doubtful
accounts of $3,201 and $3,093 at December 31, 2003 and 2002	9,931	15,401
Reinsurance receivables	40,034	42,382
Real estate held for use	13,870	14,179
Accrued investment income	7,142	6,859
Due premiums	2,362	2,880
Property and equipment, net	1,454	1,389
Other assets	6,058	12,821
Separate account assets	358,271	336,510
Total assets	$ 1,286,095	$ 1,297,275

The accompanying notes are an integral part of these consolidated financial statements

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, continued

	December 31,
		2002
	2003	Restated
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 588,810	$ 582,120
Future policy benefits	167,181	174,638
Other policy claims and benefits payable	13,693	15,842
Notes payable	15,000	-
Deferred federal income taxes	8,369	15,059
Other liabilities	25,655	33,066
Separate account liabilities	358,271	336,510
Total liabilities	1,176,979	1,157,235

Commitments and contingencies (Notes 13 and 15)

Shareholders’ equity:
Common stock, $.20 par value; 25,000,000 shares authorized in 2003 and 2002;
12,516,841 and 11,856,196 shares issued in 2003 and 2002; 9,743,629
and 9,600,827 shares outstanding in 2003 and 2002	2,504	2,372
Additional paid-in capital	69,867	67,034
Accumulated other comprehensive income	(2,401)	7,619
Retained earnings	62,721	85,219
Total shareholders’ equity before treasury stock	132,691	162,244
Common treasury stock, at cost; 2,773,212 and 2,255,369 shares in 2003 and 2002	(23,575)	(22,204)
Total shareholders’ equity	109,116	140,040
Total liabilities and shareholders’ equity	$ 1,286,095	$ 1,297,275

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Revenues:
Premiums, net	$ 31,225	$ 38,866	$ 36,118
Earned insurance charges	40,316	41,859	27,859
Net investment income	35,428	38,079	28,973
Real estate income, net	2,387	2,904	2,079
Net realized gains (losses) on investments	(403)	(2,805)	54
Other	2,714	2,272	3,274
Total revenues	111,667	121,175	98,357
Benefits and expenses:
Policyholder benefits and expenses	45,086	53,710	30,656
Interest expense on contractholder deposit funds	26,362	29,692	19,924
Amortization of deferred policy acquisition costs	9,653	11,013	8,877
Amortization of present value of future profits of acquired business	4,641	4,246	4,639
Operating expenses	41,769	34,628	28,190
Litigation settlement (Note 15)	2,915	-	-
Interest expense	485	-	927
Total benefits and expenses	130,911	133,289	93,213
(Loss) income from continuing operations before federal income taxes, equity in net earnings of affiliate, and cumulative effect of
change in accounting principle	(19,244)	(12,114)	5,144
Provision (benefit) for federal income taxes:
Current	(1,482)	(21)	3,047
Deferred	(1,397)	(2,948)	(1,395)
(Loss) income from continuing operations before equity in net earnings
of affiliate and cumulative effect of change in accounting principle	(16,365)	(9,145)	3,492
Equity in net earnings of affiliate, net of taxes	-	-	107
(Loss) income from continuing operations before cumulative
effect of change in accounting principle	(16,365)	(9,145)	3,599
Discontinued operations	(6,133)	-	-
(Loss) income before cumulative effect
of change in accounting principle	(22,498)	(9,145)	3,599
Cumulative effect of change in accounting principle	-	6,790	-
Net (loss) income	$ (22,498)	$ (2,355)	$ 3,599

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS, continued

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands, except per share data)

Net (loss) income per share:

Basic:
Average weighted shares outstanding	9,634	9,555	7,824
Basic earnings per share:
(Loss) income from continuing operations before cumulative effect
of change in accounting principle	$ (1.70)	$ (0.96)	$ 0.46

Discontinued operations	(0.64)	-	-
(Loss) income before cumulative effect
of change in accounting principle	(2.34)	(0.96)	0.46

Cumulative effect of change in accounting principle	-	(0.71)	-
Net (loss) income	$ (2.34)	$ (0.25)	$ 0.46

Diluted:

Common stock and common stock equivalents	9,634	9,555	7,898

Diluted earnings per share:
(Loss) income from continuing operations before cumulative effect
of change in accounting principle	$ (1.70)	$ (0.96)	$ 0.46

Discontinued operations	(0.64)	-	-
(Loss) income before cumulative effect
of change in accounting principle	(2.34)	(0.96)	0.46

Cumulative effect of change in accounting principle	-	0.71	-

Net (loss) income	$ (2.34)	$ (0.25)	$ 0.46

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital
	(In thousands)
Balance at December 31, 2000, as restated	5,845	$ 1,169	$ 7,225
Comprehensive income (loss):
Net income
Other comprehensive income (loss):
Change in net unrealized gain on investments in fixed
maturities available for sale, net of taxes
Change in net unrealized depreciation of equity securities, net of taxes
Minimum pension liability, net of taxes
Total comprehensive income (loss)	-	-	-
Stock options exercised	47	10	606
Treasury stock purchased
Issuance of shares in exchange for acquired company	5,844	1,169	57,959
Stock based compensation
Cash dividends to shareholders ($0.87 per share)
Balance at December 31, 2001, as restated	11,736	2,348	65,790
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized gain on investments in fixed
maturities available for sale, net of taxes
Change in net unrealized appreciation of equity securities, net of taxes
Minimum pension liability, net of taxes
Total comprehensive income (loss)	-	-	-
Stock options exercised	120	24	1,244
Treasury stock purchased
Stock based compensation
Cash dividends to shareholders ($0.28 per share)
Balance at December 31, 2002, as restated	11,856	2,372	67,034
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed
maturities available for sale, net of taxes
Change in net unrealized appreciation of equity securities, net of taxes
Minimum pension liability, net of taxes
Total comprehensive income (loss)	-	-	-
Stock options exercised	661	132	2,833
Treasury stock purchased
Balance at December 31, 2003	12,517	$ 2,504	$ 69,867

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, continued

(In thousands)	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2000, as restated	$ 811	$ 1,680	$ -	$ 2,491
Comprehensive income (loss):
Net income
Other comprehensive income (loss):
Change in net unrealized gain on investments in
fixed maturities available for sale, net of taxes		2,170		2,170
Change in net unrealized depreciation
of equity securities, net of taxes	(1,184)			(1,184)
Minimum pension liability, net of taxes			(1,235)	(1,235)
Total comprehensive income (loss)	(1,184)	2,170	(1,235)	(249)
Stock options exercised
Treasury stock purchased
Issuance of shares in exchange for acquired company
Stock based compensation
Cash dividends to shareholders ($0.87 per share)
Balance at December 31, 2001, as restated	(373)	3,850	(1,235)	2,242
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized gain on investments in
fixed maturities available for sale, net of taxes		5,421		5,421
Change in net unrealized appreciation
of equity securities, net of taxes	353			353
Minimum pension liability, net of taxes			(397)	(397)
Total comprehensive income (loss)	353	5,421	(397)	5,377
Stock options exercised
Treasury stock purchased
Stock based compensation
Cash dividends to shareholders ($0.28 per share)
Balance at December 31, 2002, as restated	(20)	9,271	(1,632)	7,619
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in
fixed maturities available for sale, net of taxes		(10,877)		(10,877)
Change in net unrealized appreciation
of equity securities, net of taxes	1,043			1,043
Minimum pension liability, net of taxes			(186)	(186)
Total comprehensive income (loss)	1,043	(10,877)	(186)	(10,020)
Stock options exercised
Treasury stock purchased
Balance at December 31, 2003	$ 1,023	$ (1,606)	$ (1,818)	$ (2,401)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, continued

	Deferred Compensation	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	(In thousands)
Balance at December 31, 2000, as restated	$ -	$ 92,929	$ (7,375)	$ 96,439
Comprehensive income (loss):
Net income		3,599		3,599
Other comprehensive income (loss):
Change in net unrealized gain on investments in
fixed maturities available for sale, net of taxes				2,170
Change in net unrealized depreciation of
equity securities, net of taxes				(1,184)
Minimum pension liability, net of taxes				(1,235)
Total comprehensive income (loss)	-	3,599	-	3,350
Stock options exercised				616
Treasury stock purchased			(2,245)	(2,245)
Issuance of shares in exchange for acquired company			(12,222)	46,906
Stock based compensation	(292)			(292)
Cash dividends to shareholders ($0.87 per share)		(6,363)		(6,363)
Balance at December 31, 2001, as restated	$ (292)	$ 90,165	$ (21,842)	$ 138,411
Comprehensive income (loss):
Net loss		(2,355)		(2,355)
Other comprehensive income (loss):
Change in net unrealized gain on investments in
fixed maturities available for sale, net of taxes				5,421
Change in net unrealized appreciation of
equity securities, net of taxes				353
Minimum pension liability, net of taxes				(397)
Total comprehensive income (loss)	-	(2,355)	-	3,022
Stock options exercised				1,268
Treasury stock purchased			(362)	(362)
Stock based compensation	292			292
Cash dividends to shareholders ($0.28 per share)		(2,591)		(2,591)
Balance at December 31, 2002, as restated	-	85,219	(22,204)	140,040
Comprehensive income (loss):
Net loss		(22,498)		(22,498)
Other comprehensive income (loss):
Change in net unrealized loss on investments in
fixed maturities available for sale, net of taxes				(10,877)
Change in net unrealized appreciation of
equity securities, net of taxes				1,043
Minimum pension liability, net of taxes				(186)
Total comprehensive income (loss)	-	(22,498)	-	(32,518)
Stock options exercised				2,965
Treasury stock purchased			(1,371)	(1,371)
Balance at December 31, 2003	$ -	$ 62,721	$ (23,575)	$ 109,116

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$ (22,498)	$ (2,355)	$ 3,599
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of deferred policy acquisition costs	9,653	11,013	8,877
Amortization of present value of future profits of acquired business	4,641	4,246	4,639
Amortization of negative goodwill	-	-	(651)
Realized loss (gain) on investments	403	2,805	(54)
Depreciation	2,545	2,864	682
Cumulative effect of change in accounting principle	-	(6,790)	-
Equity in undistributed earnings of affiliate	-	-	(107)
Changes in assets and liabilities:
Decrease in accrued investment income	(283)	125	931
Decrease (increase) in agency advances and other receivables	5,628	(1,423)	(11,075)
Decrease in reinsurance receivables	2,348	4,882	-
Decrease (increase) in due and deferred premiums	518	829	(39)
Increase in deferred policy acquisition costs	(8,255)	(10,372)	(7,769)
Decrease (increase) in other assets	10,623	(10)	(2,479)
Increase (decrease) in policy liabilities and accruals	1,789	3,856	15,842
Increase (decrease) in other liabilities	547	(2,576)	(364)
Decrease in deferred federal income taxes	(1,828)	(1,259)	(8,101)
Net activity from trading securities	(4,873)	-	-
Other, net	1,461	(623)	(1,106)
Net cash provided by operating activities	2,419	5,212	2,825

Cash flows from investing activities:
Fixed maturities purchased	(511,596)	(214,747)	(134,146)
Real estate capital expenditures	(1,087)	(13,556)	(18,994)
Proceeds from sales and maturities of fixed maturities	418,971	244,910	134,740
Proceeds from payments received on mortgage loans	17	3,743	91
Net decrease in short-term investments	125	47,683	114,401
Net decrease in policy loans	2,578	3,399	3,038
Cash acquired in purchase of insurance holding company	-	-	9,049
Acquisition of subsidiary companies	(3,183)	-	-
Purchase and retirement of property and equipment	(247)	(1,064)	195
Net cash (used in) provided by investing activities	$ (94,422)	$ 70,368	$ 108,374

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Cash flow from financing activities:
Repayment of subordinated notes payable	$ -	$ -	$ (1,537)
Cash dividends to shareholders	(483)	(2,134)	(6,363)
Issuance of capital stock	1,895	1,007	616
Contractholder fund deposits	57,458	55,368	35,750
Contractholder fund withdrawals	(62,163)	(64,085)	(42,616)
Proceeds from bank borrowings	15,000	-	-
Purchase and issuance of treasury stock	(320)	(362)	(2,241)
Net cash provided by (used in) financing activities	11,387	(10,206)	(16,391)

Net increase (decrease) in cash	(80,616)	65,374	94,808

Cash and cash equivalents, beginning of year	162,803	97,429	2,621
Cash and cash equivalents, end of year	$ 82,187	$ 162,803	$ 97,429
Supplemental Cash Flow Disclosures:
Income taxes paid	$ 875	$ 3,335	$ 7,104
Interest paid	$ 489	$ -	$ 725

Supplemental Schedule of Non-Cash Investing Activities:

In June 2003, the Company purchased all of the capital stock of the New Era companies (as described in Note 18) for $4.2 million in cash and contingent consideration in the form of restricted FIC common stock of $646,000. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Estimated fair value of assets acquired	$5.1 million

Estimated fair value of liabilities assumed	$0.2 million

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

Financial Industries Corporation (“FIC” or the “Company”) is principally engaged, through its two life insurance subsidiaries, Family Life Insurance Company (“Family Life”) and Investors Life Insurance Company of North America (“Investors Life”), in marketing and underwriting individual life insurance and annuity products in 49 states, the District of Columbia and the U.S. Virgin Islands. Such products are marketed through both captive and independent agency systems. The Company also acquires and administers existing portfolios of individual life insurance and annuity products.

Other significant subsidiaries are: Family Life Corporation (“FLC”), FIC Realty Services, Inc. (“FIC Realty”), FIC Property Management, Inc. (“FIC Property”), FIC Financial Services, Inc., InterContinental Life Corporation (“ILCO”), Investors Life Insurance Company of Indiana (“Investors-IN”), ILG Securities Corporation, and ILG Sales Corporation.

ILCO, and its subsidiaries, including Investors Life, Investors-IN and ILG Sales Corporation, became wholly owned by the Company on May 18, 2001. Prior to that date, the Company’s investment in ILCO was reported using the equity method of accounting. On February 18, 2002, Investors-IN was merged into Investors Life with Investors Life as the surviving entity.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ from statutory accounting principles required by regulatory authorities for the Company’s insurance subsidiaries. The consolidated financial statements include the accounts of FIC and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The following accounting policies describe the accounting principles used in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates in the accompanying consolidated financial statements include (1) liabilities for policy benefits and claims, (2) valuation allowances for deferred tax assets, (3) valuation allowances for agency advances, (4) recoverability of deferred policy acquisition costs and present value of future profits of acquired businesses, and (5) impairment losses on fixed maturity securities and invested real estate.

Investments

Although the Company did experience significant turnover in fixed maturities in 2003 partially due to a portfolio restructure associated with a transition to a new investment manager, the Company's general investment philosophy is to hold fixed maturities for long-term investment. However, fixed maturities may be sold prior to their maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, substantially all the Company’s fixed-maturity investments are classified as available for sale and are carried at fair value. Unrealized gains and losses on fixed maturities available for sale are not recognized in the consolidated statement of operations but are reported as a separate component of shareholders’ equity in accumulated other comprehensive income, net of effects on other balance sheet accounts and related income taxes. However, if a decline in fair value is deemed to be other than temporary, the investment is reduced to its net realizable value and a realized loss is recorded in the consolidated statement of operations.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income.

Equity securities are classified as available for sale and are carried at fair value. Equity securities include investments in the Company’s own separate accounts, which are carried at estimated fair value. Unrealized gains and losses on equity securities are not recognized in the consolidated statement of operations but are reported as a separate component of shareholders’ equity in accumulated other comprehensive income, net of effects on other balance sheet accounts and related income taxes. If a decline in fair value is deemed to be other than temporary, the investment is reduced to its net realizable value and a realized loss is recorded in the consolidated statement of operations.

Trading securities are carried at fair value. Unrealized gains and losses on trading securities are recorded in the consolidated statement of operations.

Policy loans and mortgage loans are recorded at unpaid balances.

Short-term investments are carried at cost, which approximates fair value, and generally consist of those fixed maturities and other investments with maturities of less than one year from the date of purchase.

The Company monitors the performance of its real estate properties on an ongoing basis and identifies properties it intends to hold for investment and properties it intends to sell. Properties held for investment are classified as invested real estate and are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods over estimated useful lives of 5 to 40 years, or for leasehold improvements the minimum lease term if shorter. Real estate income is reported net of expenses incurred to operate the properties and depreciation expenses. The Company reviews its invested real estate properties on an on-going basis for impairment using a probability-weighted estimation of the expected net undiscounted future cash flows. If the expected net undiscounted future cash flows are less than the net book value of the property, the excess of the net book value over the Company’s estimate of fair value of the asset is recognized as a realized loss in the consolidated statement of operations and the new cost basis is depreciated over the property’s remaining life. Based on the application of the above policy, the Company has determined that no impairment is considered to exist with respect to its real estate held for investment as of December 31, 2003, and 2002.

Properties that are identified for sale and actively marketed by the Company are classified as real estate held for sale and are stated at the lower of cost less accumulated depreciation or net realizable value. No depreciation is recorded while the property is classified as held for sale. Net realizable value is determined by the Company based on the estimated selling price less direct costs of the sale.

Realized gains and losses on disposal of investments are included in the consolidated statement of operations. The cost of investments sold is determined on the specific identification basis, except for stocks, for which the first-in, first-out method is employed.

Cash and Cash Equivalents

Generally, cash includes cash on hand and on deposit in non-interest bearing accounts. Short term investments with maturities of three months or less at the time of purchase are reported as cash equivalents.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of 3 to 8 years. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation on property and equipment was $1,477,000 and $1,064,000 as of December 31, 2003 and 2002, respectively.

Deferred Policy Acquisition Costs

The cost of acquiring new business, principally first-year commissions and certain expenses of the policy issuance and underwriting departments, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs related to traditional life insurance products are deferred and amortized to expense using actuarial methods that include the same assumptions used to estimate future policy benefits. Acquisition costs related to interest-sensitive products are deferred and amortized in proportion to the estimated annual gross profits over the expected lives of the contracts. Loss recognition analysis with respect to deferred acquisition costs is evaluated periodically on an aggregate basis that combines deferred acquisition costs with the present value of future profits on acquired business.

Present Value of Future Profits on Acquired Businesses

The present value of future profits of acquired traditional life business is amortized over the premium-paying period of the related policies in proportion to the estimated annual premium revenue applicable to such policies. Interest on the unamortized balance is accreted at rates from 4.4% to 11.0%.

For interest-sensitive products, these costs are amortized in relation to the expected gross profits of the policies. Retrospective adjustments of these amounts for interest sensitive products are made periodically along with a revision to the estimates of current or future gross profits to be realized from a group of policies.

Loss recognition analysis with respect to present value of future profits is evaluated periodically on an aggregate basis that combines deferred acquisition costs with the present value of future profits on acquired businesses.

Real Estate Held for Use

Real estate held for use represents real estate occupied by the Company and is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of 40 years. Accumulated depreciation on real estate occupied by Company was $1,082,000 and $769,000 as of December 31, 2003 and 2002, respectively.

Other Assets

Other assets includes the excess of cost over net assets acquired, or goodwill, net of accumulated amortization aggregating $752,000 in 2003 and 2002. Such goodwill was recognized by ILCO in connection with its acquisitions, including Investors Life, and represents the Company’s carryforward interest using the equity method of accounting prior to the acquisition of ILCO on May 18, 2001, as described in Note 5. Amortization of goodwill ceased with the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the first quarter of 2002.

Separate Accounts

Separate account assets and liabilities, carried at market value, represent policyholder funds maintained in accounts having specific investment objectives. The net investment income, gains, and losses of these accounts, less applicable contract charges, generally accrue directly to the policyholders and are not included in the Company’s consolidated statement of operations with the exception of the realized gains and losses in the Company’s seed money in the separate accounts, which are included in other income. The Company’s seed money in the separate accounts is reported as equity securities in the accompanying consolidated balance sheets.

Solvency Laws Assessments

The solvency or guaranty laws of most states in which the Company’s insurance subsidiaries do business may require the Company’s insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength, and in certain instances, may be offset against future premium taxes. The Company records the effect for guaranty fund assessments in the period such amounts are probable and can be reasonably estimated.

Policy Liabilities and Contractholder Deposit Funds

Liabilities for future policy benefits related to traditional life products are accrued as premium revenue is recognized. The liabilities are computed using the net level premium method, or an equivalent actuarial method. The investment yield assumption varies by calendar year and is based on Company experience and expectations. Expense assumptions and assumptions for withdrawals vary by product, issue age, and policy duration, and are based on Company experience and expectations. Assumptions for mortality are based upon industry experience as modified to reflect Company experience. Assumptions also reflect a provision for adverse deviation.

Contractholder deposit funds represent liabilities for universal life and annuity products. These liabilities consist of deposits received from customers and are accumulated at actual credited interest rates on their fund balances less universal life charges for expenses and mortality.

Excess of Net Assets Acquired Over Cost

The excess of net assets acquired over cost, or negative goodwill, was recognized in connection with the acquisition of ILCO as described in Note 5. Prior to January 1, 2002, the excess of net assets acquired over cost was amortized in accordance with expected revenues of the related policies. During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 eliminates the practice of deferring and amortizing excess of fair value of net assets acquired over cost and requires unallocated negative goodwill to be recognized immediately. In accordance with SFAS No. 141, the unamortized negative goodwill balance of $6.8 million at December 31, 2001 (as restated, see Note 2) resulting from the acquisition of ILCO was recognized as a cumulative effect of a change in accounting principle in the consolidated statement of operations.

Other Policy Claims and Benefits Payable

The liability for other policy claims and benefits payable represents management’s estimate of ultimate unpaid losses on claims and other miscellaneous liabilities to policyholders. Estimated unpaid losses on claims are comprised of losses on claims that have been reported but not yet paid and claims that have been incurred but not reported. Policy claims are based on case-basis estimates for reported claims, and on estimates, based on experience, for incurred but unreported claims and loss expenses.

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

Proceeds from annuity and universal life products are recorded as liabilities when received. Revenues for annuity and universal life products consist of net investment income, mortality charges, administration charges, and surrender charges.

Stock Option Plans and Other Equity Incentive Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations in accounting for its stock option plans, which are described more fully in Note 12. No compensation cost has been recognized by the Company in the accompanying statements of operations for its stock option plans, with the exception of the amortization of deferred compensation costs related to the acquisition of ILCO. During 2002, the remaining deferred compensation costs were amortized as the related stock options became fully vested in accordance with their original contractual terms.

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” SFAS No. 123 allows companies to follow existing accounting rules (APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the company recognized expense for stock-based awards based on their fair value at date of grant. The fair value disclosure assumes that fair value of option grants were calculated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Options Granted in Year Ended December 31,
	2003	2002	2001
Expected dividend yield	–	1.00%	3.00%
Expected volatility	–	37%	45-52%
Risk-free interest rate	–	2.23-2.72%	3.11-4.72%
Expected holding period – years	–	1	2-4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma income information is detailed below:

Year Ended December 31,
		2002	2001
	2003	Restated	Restated
(In thousands, except per share data)
Net loss – as reported	$ (22,498)	$ (2,355)	$ 3,599
Pro forma compensation expense, net of tax benefits	-	(560)	(74)

Net loss – pro forma	$ (22,498)	$ (2,915)	$ 3,525
Net loss per share:
Basic – as reported	$ (2.34)	$ (0.25)	$ 0.46
Diluted – as reported	$ (2.34)	$ (0.25)	$ 0.46
Basic – pro forma	$ (2.34)	$ (0.31)	$ 0.45
Diluted – pro forma	$ (2.34)	$ (0.31)	$ 0.45

When stock appreciation rights are granted, the Company recognizes compensation expense equal to the amount by which the quoted market price of the Company’s common stock exceeds the exercise price at the measurement date. Compensation expense is accrued as a charge to expense over the period or periods the employee performs the related services. Compensation accrued during the service period is adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the quoted market value of the shares of the enterprise’s stock covered by the grant, but shall not be adjusted below zero. The offsetting adjustment is made to compensation expense of the period in which changes in the market value occur.

Net Income Per Share

Net income per share is calculated based on two methods: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would result in an increase in earnings per share amounts or a decrease in loss per share amounts (antidilution). Both methods are presented on the face of the accompanying consolidated statements of operations.

New Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections,” as of April 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No.145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, and did not affect FIC’s results of operations, liquidity, or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, the adoption of which did not materially affect FIC’s results of operations, liquidity, or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amends SFAS No.123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. FIC continues to account for its stock option plans under APB 25 and related interpretations as allowed by this statement. FIC has adopted the disclosure provisions of SFAS No. 148.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. FIC will evaluate the provisions of SFAS 123(R) and adopt this statement on July 1, 2005, the Company’s effective date.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.

In December 2003, the FASB issued Revised Interpretation No. 46, ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R clarifies how to identify a VIE and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary). FIN 46R was effective for public companies that have interests in VIE's or potential VIE's that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to materially affect FIC’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for decisions made (1) as part of the FASB’s Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to materially affect FIC’s results of operations, liquidity, or financial position.

In April 2003, the FASB issued SFAS No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.” Implementation Issue No. B36 indicates that a modified coinsurance arrangement (“modco”), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The effective date of Implementation Issue No. B36 is the first day of the first fiscal quarter beginning after September 15, 2003. Beginning in the fourth quarter of 2003, FIC implemented the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1998, were grandfathered and are exempt from provisions of SFAS No. 133 that relate to embedded derivatives. Based upon FIC’s current modco reinsurance, the application of Implementation Issue No. B36 did not materially affect FIC’s results of operations, liquidity, or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS No. 150 regarding the accounting treatment for minority interests in finite life partnerships. The provisions of SFAS No. 150, which FIC adopted in 2003, did not have a material impact on the Company’s consolidated financial statements. FIC will continue to evaluate the potential impact of SFAS No. 150 on the Company’s consolidated financial position and results of operations.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts.” AcSEC has developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The most significant accounting implications of the SOP are as follows: (1) reporting and measuring assets and liabilities of separate account products as general account assets and liabilities when specified criteria are not met; (2) reporting and measuring seed money in separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets; (3) capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs, but immediately expensing those sales inducements accrued or credited if such criteria are not met; (4) recognizing contract holder liabilities for: (a) modified guaranteed (market value adjusted) annuities at accreted balances that do not include the then current market value surrender adjustment, (b) two-tier annuities at the lower (non-annuitization) tier account value, (c) persistency bonuses at amounts that are not reduced for expected forfeitures and (d) group pension participating and similar general account “pass through” contracts that are not accounted for under SFAS No. 133 at amounts based on the fair value of the assets or index that determines the investment return pass through; (5) establishing an additional liability for guaranteed minimum death and similar mortality and morbidity benefits only for contracts determined to have mortality and morbidity risk that is other than nominal and when the risk charges made for a period are not proportionate to the risk borne during that period; and (6) for contracts containing an annuitization benefits contract feature, if such contract feature is not accounted for under the provisions of SFAS No. 133 establishing an additional liability for the contract feature if the present value of expected annuitization payments at the expected annuitization date exceeds the expected account balance at the expected annuitization date.

The provisions of the SOP are effective for fiscal years beginning after December 15, 2003, and, as such, the Company will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle. Based on the Company’s current analysis, the implementation of the SOP is expected to change the pattern of recognition of bonus interest credited on applicable insurance products, and as a result, may also change the pattern of amortization of deferred policy acquisition costs on those products. The Company is currently completing an assessment of the impact of the SOP on its 2004 financial statements.

In June 2004, the FASB issued FASB Staff Position (“FSP”) No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 is not expected to significantly change the accounting for unearned revenue liabilities and, therefore, is not expected to significantly impact the Company’s consolidated financial statements.

In March 2004, the EITF of the FASB reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. In September 2004, the FASB issued 03-1-1, which defers the effective date of a substantial portion of EITF 03-1, from the third quarter of 2004, as originally required by the EITF, until such time as FASB issues further implementation guidance, which is expected sometime in 2005. The Company will continue to monitor developments concerning this Issue and is currently unable to estimate the potential effects of implementing EITF 03-1 on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and as a result, the Company will adopt SFAS No. 154 beginning January 1, 2006.

2. Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s 2003 consolidated financial statements, management identified that the intercompany receivable and payable balances among FIC and its subsidiaries had not been properly reconciled and eliminated. An internal review was initiated under the direction of management and the Audit Committee of the Board of Directors. An independent accounting firm was also engaged to assist with the review of the Company’s intercompany transactions and balances and identification of necessary adjustments. In addition to the intercompany issues, several other adjustments were identified in other balance sheet accounts. As a result of the nature and materiality of these adjustments, the Company extended its investigation and expanded the scope of its review to include virtually all assets and liabilities.

The Company determined that, in certain cases, errors in the application or interpretation of generally accepted accounting principles were made in previously issued financial statements requiring adjustment and restatement of those financial statements. In other cases, assets and liabilities were not properly monitored and adjusted on an ongoing basis. The Company made a significant number of restatement adjustments affecting primarily the deferral and amortization of policy acquisition costs, amortization of present value of future profits, policy liabilities and due and deferred premiums, and purchase accounting, in addition to the out-of-balance conditions in the intercompany accounts and other errors, which are described more fully and summarized below.

Accordingly, the Company has restated its consolidated financial statements for 2002 and 2001. The January 1, 2001, opening shareholders’ equity balance was also restated to correct the impact of errors occurring in fiscal years prior to 2001. The restatement adjustments also affected previously reported unaudited quarterly financial data as presented in Note 20.

The restatement reduced previously reported net income by $7.7 million and $6.2 million in 2002 and 2001, respectively, as detailed below:

	Year Ended December 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share data)
(Loss) income before federal income taxes, equity in net
earnings of affiliate, and cumulative effect of change
in accounting principle	$ (8,358)	$ (12,114)	$ 12,869	$ 5,144
(Loss) income before equity in net earnings of affiliate
and cumulative effect of change in accounting principle	(5,087)	(9,145)	8,792	3,492
Equity in net earnings of affiliate, net of taxes	-	-	985	107
Cumulative effect of change in accounting principle	10,429	6,790	-	-
Net (loss) income	5,342	(2,355)	9,777	3,599
Net (loss) income per share:
Basic	0.56	(0.25)	1.25	0.46
Diluted	0.56	(0.25)	1.24	0.46

The aggregate effect of these restatement adjustments was an increase (decrease) to net income as follows:

	Year Ended December 31,
	2002	2001
	(In thousands)

Net income, previously reported	$ 5,342	$ 9,777
Restatement adjustments:
Deferred policy acquisition costs and present value of future profits	(3,169)	(5,906)
Policy liabilities, contractholder deposit funds, and due and deferred premiums	1,567	(721)
Amortization of fixed maturities	(2,105)	(1,761)
Intercompany accounts	(1,265)	1,244
Agency advances and other receivables	484	(479)
Real estate and property and equipment	365	158
Policy loans	(152)	81
Excess of net assets acquired over cost	(3,639)	(147)
Other miscellaneous adjustments	517	(194)
Income taxes	(300)	2,425
Equity in net earnings of affiliate	-	(878)
Total restatement adjustments, net of taxes	(7,697)	(6,178)
Net (loss) income, as restated	$ (2,355)	$ 3,599

Deferred Policy Acquisition Costs (DAC) and Present Value of Future Profits of Acquired Businesses (PVFP) - The Company determined that its accounting for DAC and PVFP was not in compliance with SFAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, which provides accounting principles for interest sensitive products such as annuities and universal life insurance and SFAS 60, “Accounting and Reporting by Insurance Enterprises”, which provides accounting principles for traditional life insurance products. Pursuant to SFAS 97, capitalized acquisition costs shall be amortized over the life of a book of contracts at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the book of contracts. Estimates of expected gross profit used as a basis for amortization shall be evaluated regularly, and the total amortization recorded as of the reporting date shall be adjusted by a charge or credit to the statement of operations if actual experience or other evidence suggests that earlier estimates should be revised. Pursuant to SFAS 60, acquisition costs shall be capitalized and charged to expense in proportion to premium revenue recognized. Capitalized acquisition costs shall be charged to expense using methods that include the same assumptions used in estimating the liability for future policy benefits.

The Company’s amortization of DAC and PVFP was based upon a static methodology which did not adequately monitor actual experience and persistency of its business against original assumptions and estimates. As a result, amortization was not properly adjusted for deviations from original estimates based on actual and revised expected gross profits and persistency. The Company undertook a significant project reviewing numerous prior years of data and results to evaluate the appropriateness of capitalized acquisition costs and the performance of the related blocks of insurance business. This included analysis of actual performance and persistency of the business versus original estimates that were the basis for amortization. This work revealed significant differences in actual gross profits, persistency and other assumptions versus the original estimates that the Company used in its static amortization methodology. Additionally, the Company determined that certain capitalized costs for certain policy issue years were not recoverable and therefore were not eligible for deferral. As a result, restatement adjustments were made to adjust previously reported DAC and PVFP balances and the related amortization of such assets.

Policy Liabilities, Contractholder Deposit Funds, and Due and Deferred Premiums – The Company determined that the process for accumulating and recording liabilities for future policy benefits had not appropriately included all policy riders and manually administered policies. The Company also determined that the liability established for claims incurred but not reported was understated, certain liabilities had been inadvertently recorded twice through separate policy liability and claims calculations, certain claims liabilities previously closed should be restored, and statutory reported deferred premiums had not been properly eliminated for GAAP purposes. As a result, restatement adjustments were made to correct the carrying values of policy liabilities, contractholder deposit funds, and due and deferred premiums to adjust for these errors and to properly report balances in accordance with GAAP.

Amortization of Fixed Maturities - The Company determined that it had not appropriately accounted for the purchase accounting adjustments associated with fixed maturities available for sale acquired in connection with the purchase of ILCO by FIC and ILCO’s acquisitions prior to its acquisition by FIC. The original purchase accounting adjusted the historical cost basis of acquired fixed maturities to market value. These purchase accounting adjustments produced revised premiums and discounts for the acquired securities which require amortization in accordance with GAAP. The Company had not amortized these premiums and discounts nor taken these unamortized balances into account upon sales, prepayments, or maturities of the securities. As a result, restatement adjustments were made to net investment income for amortization and to realized investment gains and losses for security dispositions related to these purchase accounting corrections. The adjustments also corrected the reporting of unrealized gains and losses related to these securities as reflected in accumulated other comprehensive income.

Intercompany Accounts – The Company determined that the historical reconciliation process used to identify, record, and eliminate intercompany transactions did not appropriately consider all transactions and accounts. As a result, intercompany out-of-balance conditions unknowingly existed in 2002, 2001, and certain prior years and were not investigated in a timely manner. After completing a comprehensive review of its historical intercompany activity, the Company made restatement adjustments for the out-of-balance conditions that were determined to have then existed.

Agency Advances and Other Receivables –The Company determined that the subledger detail for its agency balances did not reconcile to its general ledger and that the allowance for unrecoverable agent receivables was not adequate and included errors in the calculations. In addition, certain other receivable accounts were not supportable or were not collectable. As a result, restatement adjustments were made to correct the carrying amounts of these assets.

Real Estate and Property and Equipment – The Company determined that the accounting for rental income escalations on its operating leases for invested real estate was not recognized on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases”. The Company also discovered errors in accounting for depreciation expense associated with its owned real estate, improvements, and property and equipment. Certain tenant improvements, which were reimbursable to the Company, had inadvertently been capitalized resulting in additional errors in the calculation of depreciation and an overstatement of invested real estate and understatement of other receivables. In addition, carrying values for certain property and equipment general ledger balances were not supported by detailed records. As a result, restatement adjustments were made to correct the carrying value of real estate and property and equipment.

Policy Loans – The Company determined that an aggregate approach used for the calculation of accrued interest income on certain groups of policy loans was not adequate and was not accurate or supportable at a detail policy level. Additionally, certain policy loans were in excess of the cash surrender values of the related policies and were not collectable. As a result, restatement adjustments were made to correct the carrying value of policy loans and the related accrued interest income.

Excess of Net Assets Acquired Over Cost – In connection with the 2001 acquisition of ILCO described in Note 5, the Company allocated the purchase price to the fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting resulting in the recognition of an excess of net assets acquired over cost, also referred to as negative goodwill. Many of the restatement adjustments as described in this Note also affected the fair value of the net assets acquired from ILCO, as detailed below, resulting in a decrease in the amortization of negative goodwill in 2001 and in the remaining unamortized negative goodwill, which was recognized as a cumulative effect of a change in accounting principle in 2002 in accordance with SFAS No. 141 “Business Combinations”.

Other Miscellaneous Adjustments – The Company completed a comprehensive review of other asset and liability account balances. Numerous restatement adjustments were recorded for those amounts that were not fully supported by the underlying detail records or where appropriate accounting principles had not been applied.

Income Taxes – Current and deferred Federal income tax provisions were recalculated to take into account the impact of the restatement adjustments as described herein, and to reflect the amount of taxes receivable from the IRS and the amount of deferred Federal income tax liability resultant from the utilization of the asset and liability method as restated. In addition, the Company determined that after consideration of the tax impact on the restatement adjustments, based on the weight of the available evidence, a valuation allowance should be established in 2002 for the portion of the deferred tax asset that may not be realized pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes.”

Equity in Net Earnings of Affiliate – ILCO became a wholly owned subsidiary of the Company on May 18, 2001. Prior to that date, the Company owned approximately 48% of ILCO’s common shares and accounted for its ownership interest in ILCO using the equity method of accounting. The Company identified those restatement adjustments that were required to be made to ILCO’s pre-acquisition financial statements. Accordingly, the “equity in net earnings of affiliate” representing the Company’s interest in ILCO’s net earnings is therefore equal to approximately 48% of the related restatement adjustments, net of taxes. The decrease of $878,000 in the Company’s equity in net earnings of affiliate for 2001, net of taxes, was due to the following adjustments that increased (decreased) the Company’s equity in ILCO’s net income for the period from January 1, 2001 through May 17, 2001, as follows:

2001
(In thousands)
Deferred policy acquisition costs and present value of future profits	$ (917)
Policy liabilities, contractholder deposit funds, and due and deferred premiums	(376)
Amortization of fixed maturities	(33)
Intercompany accounts	285
Agency advances and other receivables	(3)
Real estate and property and equipment	54
Policy loans	24
Other miscellaneous adjustments	(3)
Income taxes	91
Equity in net earnings of affiliate, net of taxes	$ (878)

The restatement also increased (decreased) other components of equity as follows:

	Year Ended December 31,
	2002	2001
	(In thousands)
Additional paid-in capital	$ 261	$ 232
Accumulated other comprehensive income	755	1,372
Retained earnings	98	(385)
Treasury stock	7	55
	$ 1,121	$ 1,274

Additional paid-in capital increased by the tax benefit from the exercise of employee stock options which had previously been reported as a component of tax expense. Accumulated other comprehensive income increased primarily due to the change in unrealized gains and losses on fixed maturities available for sale resulting from the amortization of purchase accounting adjustments in connection with the acquisition of ILCO. Retained earnings increased (decreased) for the correction of dividend payments and liabilities. Treasury stock declined, increasing equity, as a result of the reconciliation of the Company’s intercompany accounts.

Total shareholders’ equity at January 1, 2001, was decreased by $23.1 million from $119.6 million to $96.4 million. The decrease in total shareholders’ equity was due to a decrease of $23.7 million in retained earnings as of January 1, 2001, offset by an increase in accumulated other comprehensive income of $543,000 as of January 1, 2001. The effects of the restatement on the Company’s retained earnings, accumulated other comprehensive income, and total shareholders’ equity were as follows:

	As of January 1, 2001
	As Previously	As
	Reported	Restated
	(In thousands)
Common stock and additional paid-in capital	$ 8,394	$ 8,394
Retained earnings	116,594	92,929
Accumulated other comprehensive income	1,948	2,491
Treasury stock	(7,375)	(7,375)
Total shareholders’ equity	$ 119,561	$ 96,439

The change in the Company’s retained earnings, accumulated other comprehensive income, and total shareholders’ equity at January 1, 2001, was due to the following adjustments that increased (decreased) retained earnings, accumulated other comprehensive income, and total shareholders’ equity as follows:

	As of January 1, 2001
		Accumulated
		Other	Total
	Retained	Comprehensive	Shareholders'
	Earnings	Income	Equity
	(In thousands)
Deferred policy acquisition costs and
present value of future profits	$ (10,957)	$ -	$ (10,957)
Policy liabilities, contractholder deposit
funds, and due and deferred premiums	(1,418)	-	(1,418)
Amortization of fixed maturities	-	-	-
Intercompany accounts	(1,623)	-	(1,623)
Agency advances and other receivables	(293)	-	(293)
Real estate and property and equipment	(2,176)	-	(2,176)
Income taxes	3,322	-	3,322
Equity in net earnings of affiliate	(9,931)	543	(9,388)
Other miscellaneous adjustments	(589)	-	(589)
Total	$ (23,665)	$ 543	$ (23,122)

Investment in affiliate (ILCO) was decreased by $9.4 million (of which $9.9 million decreased retained earnings and $543,000 increased accumulated other comprehensive income) due to the following adjustments that increased (decreased) the Company’s equity in ILCO’s retained earnings, accumulated other comprehensive income, and total shareholders’ equity as follows:

	As of January 1, 2001
		Accumulated
		Other	Total
	Retained	Comprehensive	Shareholders'
	Earnings	Income	Equity
	(In thousands)
Deferred policy acquisition costs and
present value of future profits	$ (7,006)	$ -	$ (7,006)
Policy liabilities, contractholder deposit
funds, and due and deferred premiums	(3,271)	-	(3,271)
Amortization of fixed maturities	(420)	543	123
Intercompany accounts	(3,104)	-	(3,104)
Agency advances and other receivables	(513)	-	(513)
Real estate and property and equipment	453	-	453
Policy loans	(797)	-	(797)
Other miscellaneous adjustments	(810)	-	(810)
Income taxes	5,537	-	5,537
Investment in affiliate	$ (9,931)	$ 543	$ (9,388)

The Company accounted for its investment in ILCO under the equity method of accounting prior to its acquisition of ILCO’s remaining outstanding common shares on May 18, 2001. The Company owned approximately 48% of ILCO’s common shares at January 1, 2001. The above adjustments to investment in affiliate are therefore equal to approximately 48% of the related adjustments to ILCO’s retained earnings, accumulated other comprehensive income and total shareholders’ equity at January 1, 2001.

3. Investments

Fixed Maturities and Equity Securities

Investments in fixed maturities and equity securities and related unrealized gains and losses are detailed as follows:

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$ 50,974	$ 1,858	$ 2	$ 52,830
States, municipalities and political subdivisions	16,824	258	951	16,131
Corporate	183,054	5,996	1,111	187,939
Mortgage-backed and asset-backed	306,433	1,943	9,475	298,901
Total fixed maturities available for sale	557,285	10,055	11,539	555,801
Fixed maturities held to maturity:
Corporate	17	2	-	19
Total fixed maturities	$ 557,302	$ 10,057	$ 11,539	$ 555,820
Equity securities available for sale	$ 6,393	$ 1,589	$ 41	$ 7,941

	December 31, 2002, Restated
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$ 25,993	$ 3,142	$ 428	$ 28,707
States, municipalities and political subdivisions	6,114	277	-	6,391
Corporate	244,296	9,447	445	253,298
Mortgage-backed and asset-backed	197,873	8,494	952	205,415
Total fixed maturities available for sale	474,276	21,360	1,825	493,811
Fixed maturities held to maturity:
Corporate	1,090	3	24	1,069
Total fixed maturities	$ 475,366	$ 21,363	$ 1,849	$ 494,880
Equity securities available for sale	$ 6,381	$ -	$ 30	$ 6,351

The Company’s insurance subsidiaries are required to maintain assets on deposit with state regulatory authorities. Such assets are included in fixed maturities and have an aggregate fair value of $11.8 million and $12.0 million at December 31, 2003 and 2002, respectively.

For investments of fixed maturities that have unrealized losses at December 31, 2003, the fair value, gross unrealized losses, and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury and other U.S. government
agencies and corporations	$ 11,989	$ 2	$ -	$ -	$ 11,989	$ 2
States, municipalities, and
political subdivisions	13,342	951	-	-	13,342	951
Corporate	53,198	1,111	-	-	53,198	1,111
Mortgage-backed and asset-backed	175,184	9,199	21,087	276	196,271	9,475
Fixed maturities available for sale	$ 253,713	$ 11,263	$ 21,087	$ 276	$ 274,800	$ 11,539

The Company held two U.S. Treasury securities with unrealized losses caused by interest rate increases.

The Company held four investments in debt securities issued by states, municipalities, and political subdivisions with unrealized losses caused primarily by market interest rate increases. The average unrealized loss on these securities was 6.7% of carrying value. Three of these securities are rated by a credit agency and had an investment grade rating of AAA.

The Company held seventeen investments in debt securities issued by corporations with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 2% of carrying value. Sixteen of these investments had investment grade ratings by a ratings agency.

The Company held forty investments in mortgage-backed or asset-backed securities with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 4.6% of carried value.

Because of the high ratings of these investments and the Company’s ability and intent to hold these investments until recovery of fair value, which may be maturity or earlier if called, the Company does not consider these unrealized losses to be other than temporary.

During 2003, the Company identified eight securities which were considered impaired and reduced their carrying value by $5.2 million. All eight fixed-maturity securities were sold during the fourth quarter of 2003. At December 31, 2003, the Company identified six additional securities which were considered impaired and reduced their carrying value by $1.6 million. All six of these fixed-maturity securities were sold in 2004. The Company also identified one security at December 31, 2002, that was considered to be impaired and reduced its carrying value by $463,000. Additionally at December 31, 2002, the Company determined that its investments in its separate accounts, which are classified as equity securities, were impaired and reduced the carrying values by $2.5 million. There were no impairments in the value of investments in 2001 which were considered other than temporary.

As part of the Company’s ongoing investment review, the Company has reviewed its fixed maturities and equity securities investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2003 or 2002. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on these investments at December 31, 2003, and 2002 were temporary.

In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to, the following; (1) whether the decline is substantial; (2) the duration; (3) the reasons for the decline in value (credit event, interest related, or market fluctuations); (4) the Company’s ability and intent to hold the investments for a period of time to allow for a recovery of value; and (5) the financial condition of and near term prospects of the issuer. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates.

The amortized values and market values of fixed maturities at December 31, 2003, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Value	Value
	(In thousands)

Due in one year or less	$ 7,487	$ 7,751
Due after one year through five years	29,432	31,235
Due after five years through ten years	120,435	123,744
Due after ten years	93,515	94,189
Mortgage-backed and asset-backed securities	306,433	298,901
Total fixed maturities	$ 557,302	$ 555,820

The net change in unrealized gains (losses) on fixed maturities available for sale and equity securities represent a component of accumulated other comprehensive income for the years ended December 31, 2003, 2002, and 2001. The following is a summary of the change in unrealized gains (losses), net of the effects on other balance sheet accounts and related deferred income taxes, that are reflected in accumulated other comprehensive income for the periods presented.

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)

Fixed maturities	$ (21,019)	$ 11,776	$ 3,987
Equity securities	1,578	543	(1,822)
Gross unrealized gains (losses)	(19,441)	12,319	2,165
Effect on other balance sheet accounts	5,426	(3,537)	(684)
Deferred federal income taxes	4,181	(3,008)	(495)
Net change in unrealized gains (losses) on investments	$ (9,834)	$ 5,774	$ 986

The following table sets forth unrealized holding gains (losses) on investments arising during the year and the reclassification adjustments required for the years ended December 31, 2003, 2002, and 2001:

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)

Reclassification adjustments:
Unrealized holding gains (losses) on investments arising
during the period, net of taxes	$ (9,568)	$ 7,597	$ 951
Reclassification adjustments for (gains) losses included
in net income, net of taxes	(266)	(1,823)	35
Unrealized gains (losses) on investments, net of reclassification
adjustment, net of taxes	$ (9,834)	$ 5,774	$ 986

Mortgage Loans

In 2002 the Company agreed to a proposed $3.6 million payoff of two mortgage loans on properties located in the state of New York, Champlain Centre Mall and Salmon Run Mall, with a total balance due of $4.6 million by the borrower. As a result, the Company recorded a realized loss of $955,000 in 2002 from this discounted payoff which is included in realized losses on investments in the consolidated statement of operations.

Invested Real Estate

Investors Life completed development of the River Place Pointe office complex in 2002. River Place Pointe consists of seven office buildings, with rentable space of approximately 584,000 square feet, and associated parking, drives, and related improvements on 48 acres of land in Austin, Texas. At December 31, 2003, approximately 250,000 square feet was leased and 253,000 square feet was available for lease, excluding approximately 81,000 square feet currently occupied by the Company. The office building (Building One) occupied by the Company is reflected as real estate held for use totaling $13.9 million at December 31, 2003, in the accompanying financial statements, separate from invested real estate. Invested real estate totaling $76.7 million at December 31, 2003, is comprised of the other six buildings in the River Place Pointe office complex. Subsequent to December 31, 2003, the Company sold all seven buildings in the River Place Pointe office complex. See Note 19 for additional details regarding the sale of River Place Pointe.

River Place Pointe and properties available for sale are leased under agreements classified as operating leases. The Company is generally responsible for the payment of property taxes, insurance and maintenance costs related to the real estate properties. Future minimum lease payments receivable for River Place Pointe and other properties (excluding rental income related to the Company’s occupancy of Building One of River Place Pointe) under noncancelable leasing arrangements as of December 31, 2003, are as follows (in thousands):

For the years ending December 31:
2004	$ 6,446
2005	6,234
2006	5,063
2007	4,415
2008	1,465
Thereafter	541
$ 24,164

Accumulated depreciation on invested real estate totaled $6.5 million and $4.0 million as of December 31, 2003 and 2002, respectively.

Real Estate Available for Sale

The Company determined in 2003 to sell all of its invested real estate, excluding River Place Pointe. Accordingly, the carrying value of seven properties was evaluated and reclassified as real estate available for sale totaling $968,000 as reflected in the accompanying consolidated balance sheet at December 31, 2003. Accumulated depreciation on real estate available for sale totaled $3.4 million and $2.6 million as of December 31, 2003 and 2002, respectively.

Non-Income Producing Investments

The carrying values of investments at December 31, 2003 and 2002, that were non-income producing, for the preceding 12 months, were as follows:

December 31,
2002
	2003	Restated
(In thousands)
Real estate properties held for production of income:
River Place Pointe non-leased buildings	$ 32,401	$ 33,071
Others	81	386
	$ 32,482	$ 33,457

Net Investment Income

The components of net investment income are summarized as follows:

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Fixed maturities	$ 31,952	$ 30,713	$ 22,128
Other, including short-term investments and policy loans	4,153	7,468	7,267
Gross investment income	36,105	38,181	29,395
Investment expenses	(677)	(102)	(422)
Net investment income	$ 35,428	$ 38,079	$ 28,973

Net Realized Investment Gains (Losses)

Proceeds and gross realized gains (losses) from sales of fixed maturities available for sale are summarized as follows:

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Proceeds	$ 282,115	$ 61,800	$ 3,836
Gross realized gains	$ 6,685	$ 1,171	$ 11
Gross realized losses	(5,513)	(57)	(197)
Net realized gains (losses)	$ 1,172	$ 1,114	$ (186)

4. Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 are as follows:

	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Fixed maturities	$ 555,818	$ 555,820
Trading securities	4,873	4,873
Equity securities	7,941	7,941
Policy loans	42,615	42,615
Separate account assets	358,271	358,271
Cash and cash equivalents	82,187	82,187
Financial liabilities:
Separate account liabilities	$ 358,271	$ 358,271
Deferred annuities	149,862	144,661
Notes payable	15,000	15,000
Supplemental contracts	12,729	12,418

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Fixed Maturities, Trading Securities, and Equity Securities

Fair values are based on quoted market prices or dealer quotes.

Policy Loans

Policy loans are, generally, issued with coupon rates below market rates for consumer loans and are considered early payment of the life benefit. While it is impracticable to estimate the fair value of policy loans, the carrying value of these financial instruments is a reasonable estimate of their fair value.

Separate Account Assets and Liabilities

Separate account assets and liabilities represent the market value of policyholder funds maintained in accounts having specific investment objectives.

Cash and Cash Equivalents

The carrying value of these instruments approximates fair value.

Deferred Annuities and Supplemental Contracts

The fair values of deferred annuities are estimated using cash surrender values. Fair values for supplemental contracts are estimated using a discounted cash flow analysis, based on interest rates currently offered on similar products.

Notes Payable

The carrying value of notes payable approximates the fair value as the interest rate is variable.

5. Investment in InterContinental Life Corporation

On May 18, 2001, the Company acquired InterContinental Life Corporation (“ILCO”) and its wholly owned subsidiaries, including Investors Life Insurance Company of North America (“Investors Life”), Investors Life Insurance Company of Indiana (“Investors-IN”) and ILG Sales Corporation. ILCO is primarily engaged in the sale and administration of life insurance products through its insurance subsidiaries. Prior to the acquisition, the Company had owned approximately 48% of ILCO’s common stock which was accounted for using the equity method of accounting.

The consideration for the acquisition was $49.1 million, represented by the issuance of 4.7 million shares of FIC stock, at $10 per share, to ILCO shareholders and other direct costs. The $10 per share price was calculated based on the average price of FIC common stock on the two days immediately preceding and following the date of the merger agreement between FIC and ILCO. Each share of ILCO common stock issued and outstanding immediately prior to the merger, other than shares of ILCO common stock held as treasury shares by ILCO (excluding shares of ILCO common stock held by any of ILCO’s subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles) or shares of ILCO common stock held by FIC, were converted into the right to receive 1.1 shares of FIC common stock. In addition, each option to purchase ILCO common stock was assumed by FIC and became an option to purchase FIC common stock with the number of shares and the exercise price adjusted for the exchange ratio in the merger.

The acquisition of ILCO was accounted for using purchase accounting. Accordingly, the results of ILCO’s operations are included in the consolidated results of operations from the date of the acquisition. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The allocation of the purchase price to the net assets acquired resulted in excess of net assets acquired of approximately $7.4 million after reduction of net assets acquired for certain non-current, non-financial assets as required by GAAP. As a result of restatement adjustments applied to ILCO’s financial statements as of May 18, 2001, the Company revised its original allocation of the purchase price. Accordingly, the excess of net assets acquired over purchase price (i.e. negative goodwill) was reduced from $11.3 million to $7.4 million. This allocation is based on an analysis, as of May 18, 2001, of the acquired book of business. FIC amortized $651,000 of excess of net assets acquired over cost in 2001, which amount is included in operating expenses in the consolidated statement of operations.

The pro forma unaudited results of operations for the year ended December 31, 2001, assuming the ILCO acquisition had been consummated as of January 1, 2001 are as follows (in thousands, except per share data):

Year Ended
December 31, 2001
(Unaudited)
(Restated)
Total revenues	$ 140,124
Net income	$ 6,186
Net income per share:
Basic	$ 0.64
Diluted	$ 0.64

Prior to the acquisition of ILCO on May 18, 2001, FIC accounted for its investment in ILCO using the equity method of accounting. For the period from January 1, 2001, through May 17, 2001, FIC’s net income includes its equity interest in the net income of ILCO, with such equity interest being based on FIC’s percentage ownership of ILCO. Summarized financial information for ILCO for the period from January 1, 2001 through May 17, 2001 follows:

	January 1 through May 17, 2001
	As Previously	As
	Reported	Restated
	(In thousands, except per share data)
Result of operations:
Premium income	$ 3,835	$ 3,942
Net investment income	19,288	19,413
Earned insurance charges	15,386	15,470
Policyholder benefits and expenses	33,042	33,198
Net income	4,009	1,503
Net income per share:
Basic	$ 0.48	$ 0.18
Diluted	0.48	0.18

6. Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs follows:

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Deferred policy acquisition costs, beginning of year	$ 51,213	$ 55,223	$ 44,285
Policy acquisition costs recognized as a result of merger	-	-	13,166
Policy acquisition costs deferred	8,255	10,372	7,769
Amortization, net of interest accretion	(9,653)	(11,013)	(8,877)
Adjustments for unrealized gains/losses on investment securities	5,125	(3,369)	(1,120)
Deferred policy acquisition costs, end of year	$ 54,940	$ 51,213	$ 55,223

7. Present Value of Future Profits of Acquired Businesses

An analysis of the present value of future profits of acquired businesses follows:

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Present value of future profits, beginning of year	$ 25,259	$ 29,673	$ 19,736
Present value of future profits resulting from merger	-	-	14,662
Accretion of interest	1,841	2,157	2,090
Amortization	(6,482)	(6,403)	(6,729)
Adjustments for unrealized gains/losses on investment securities	301	(168)	(86)
Present value of future profits, end of year	$ 20,919	$ 25,259	$ 29,673

Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

2004	$ 2,982
2005	$ 2,513
2006	$ 2,176
2007	$ 1,644
2008	$ 1,400

Interest is accreted on the unamortized portion at approximately 4.4% to 11.0%.

8. Notes Payable

In May, 2003, the Company issued $15 million aggregate principal amount of Floating Rate Senior Notes due 2033 (the “Senior Notes”) and entered into a Senior Notes Subscription Agreement (“Subscription Agreement”) with InCapS Funding I, Ltd. (“InCapS”), wherein InCapS agreed to purchase the Senior Notes. The Senior Notes were issued on May 22, 2003, pursuant to an indenture between FIC and Wilmington Trust Company, as Trustee.

The principal amount of the Senior Notes is to be paid on May 23, 2033, and interest is to be paid quarterly, beginning on August 23, 2003, at the rate of 4.20% over LIBOR (rate is recalculated quarterly and may not exceed 12.5% prior to May 2008). FIC may redeem the Senior Notes at any time on or after May 23, 2008, by payment of 100% of the principal amount of the Senior Notes being redeemed plus unpaid interest. Proceeds from the Senior Notes were used to fund the acquisition of the New Era companies (See Note 18) and to reduce intercompany payables.

9. Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries, except for Investors Life and ILG Securities, which file separate returns.

Total income taxes were allocated as follows:

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Tax provision (benefit) on income or loss from:
Continuing operations	$ (2,879)	$ (2,969)	$ 1,652
Equity in net earnings of affiliate	-	-	8
Discontinued operations	-	-	-
Cumulative effect of change in accounting principle	-	-	-
Total tax provision (benefit) on income or loss	(2,879)	(2,969)	1,660

Tax provision (benefit) on components of shareholders’ equity:
Net unrealized gains/losses on:
Fixed maturities available for sale	(4,718)	2,818	1,133
Equity securities	537	190	(638)
Additional paid in capital - stock option tax benefit	(329)	(261)	(232)
Minimum pension liability	(96)	(214)	(665)
Total tax provision (benefit) on shareholders’ equity	(4,606)	2,533	(402)
Total provision (benefit) for income taxes	$ (7,485)	$ (436)	$ 1,258

The provision for income taxes is less than the amount of income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax income from continuing operations (before equity in net earnings of affiliate and cumulative effect of change in accounting principle), as a result of the following differences:

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Income taxes at the statutory rate	$ (6,543)	$ (4,120)	$ 1,748
Increase (decrease) in taxes resulting from:	-	-	-
Dividends received deduction	(27)	(83)	(150)
Tax-exempt interest	(2)	(5)	(26)
Valuation allowance	3,640	1,180	-
Other items, net	53	59	80
Total provision/(benefit) for income taxes on continuing operations	$ (2,879)	$ (2,969)	$ 1,652

The provision/(benefit) for income taxes differs from the income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax loss from discontinued operations for the year ended December 31, 2003, as detailed below (in thousands):

Income taxes at the statutory rate	$ (2,109)
Valuation allowance	2,109
Total provision/(benefit) for income taxes on discontinued operations	$ -

Provision has not been made for state and foreign income tax expense since this expense is minimal. Premium taxes are paid to various states where premium revenue is earned. Premium taxes are included in the statements of operations as operating expenses.

Current federal income taxes receivable totaled $6.1 million and $10.0 million at December 31, 2003 and 2002, respectively.

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company’s assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

	December 31,
		2002
	2003	Restated
	(In thousands)
Deferred tax liabilities:
Deferred intercompany gain	$ 518	$ 528
Deferred policy acquisition costs	12,199	10,468
Present value of future profits	7,112	8,588
Deferred and uncollected premium	803	979
Reinsurance receivable	3,635	3,968
Unrealized (depreciation) appreciation on marketable securities	233	(298)
Prepaids	448	1,822
Other taxable temporary differences	295	(103)
Total deferred tax liabilities	25,243	25,952

Deferred tax assets:
Policy reserves	7,584	7,997
Net operating loss carry forward	10,693	6,091
Bonds	720	(7,263)
Uncollected agent balances	113	59
Other receivables	(33)	1,186
Pension liability	1,047	854
Other deductible temporary differences	4,352	3,149
Total deferred tax assets	24,476	12,073
Valuation allowance	(7,602)	(1,180)
Net deferred tax assets	16,874	10,893

Net deferred tax liabilities	$ 8,369	$ 15,059

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of “gain from operations” of Investors Life was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as “policyholders’ surplus accounts.” Subject to certain limitations, “policyholders’ surplus” is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in this account for Investors Life at December 31, 2003, was $12,582,000. Federal income tax of $4,404,000 would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders’ surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 2003, Investors Life has approximately $173 million in the aggregate in its shareholders’ surplus account from which distributions could be made without incurring any federal tax liability.

FIC and its non-life subsidiaries have no taxes paid in prior years that can be recovered in the event of future operating losses. Investors Life has prior year taxes of approximately $118,000 that can be recovered in the event that Investors Life generates future operating losses. Family Life has prior year taxes of approximately $1.0 million that can be recovered in the event Family Life generates future operating losses.

At December 31, 2003, the Company and its non-life insurance wholly owned subsidiaries have net operating loss carry forwards of approximately $30.1 million, which will begin to expire in 2008. Approximately $18.7 million of these loss carry forwards are not scheduled to expire until years 2020 through 2023 and are available to offset taxable income of members of the FIC group excluding Investors Life.

The Company has a valuation allowance of $7.6 million as of December 31, 2003 and $1.2 million as of December 31, 2002 and an increase in the valuation allowance of $6.4 million in 2003 and $1.2 million in 2002.

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. Management has established a valuation allowance of $7.6 million and $1.2 million as of December 31, 2003 and 2002, respectively, against the portion of the deferred tax asset that has expiration dates prior to which those deferred assets must be utilized. These deferred tax assets are primarily comprised of the net operating losses described above. The Company has determined primarily due to the Company’s cumulative loss position over the past three years that the FAS109 criteria is met for the establishment of the valuation allowance against these particular assets and SFAS No. 109's guidance related to the facts and circumstances in such a situation.

10. Reinsurance

Family Life and Investors Life reinsure portions of certain policies they write, thereby providing greater diversification of risk and minimizing exposure on larger policies. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of benefit payments. The Company’s retention on any one individual ranges from $0 to $250,000 depending on the risk.

Policy liabilities and contractholder deposit funds are reported in the consolidated financial statements before considering the effect of reinsurance ceded. The insurance subsidiaries remain liable to the extent the reinsurance companies are unable to meet their obligations under the reinsurance agreements.

The components of reinsurance receivables as presented in the consolidated financial statements are as follows:

	December 31,
		2002
	2003	Restated
	(In thousands)
Receivable related to modified coinsurance agreement	$ 27,526	$ 28,620
Future policy benefits ceded	4,842	5,245
Other reinsurance recoverables	5,191	5,199
Other policy claims and benefits	2,475	3,318
Total reinsurance receivables	$ 40,034	$ 42,382

The amounts in the consolidated statements of operations have been reduced by reinsurance ceded as follows:

Year Ended December 31,
		2002	2001
	2003	Restated	Restated
(In thousands)
Premiums	$ 3,809	$ 2,608	$ 2,310
Policyholder benefits and expenses	$ 1,768	$ 3,756	$ 4,057

Estimated amounts recoverable from reinsurers on paid claims are $1.7 million and $2.0 million in 2003 and 2002, respectively. These amounts are included in reinsurance receivables in the consolidated financial statements at December 31, 2003 and 2002.

11. Shareholders’ Equity

Dividend Restrictions

The Company’s ability to pay dividends to its shareholders is affected, in part, by receipt of dividends from Family Life and Investors Life. Family Life and Investors Life were domiciled in the state of Washington as of December 31, 2003. On March 18, 2004, both companies were redomesticated to the state of Texas. Accordingly, the ability to pay dividends by these insurance companies is now regulated by the Texas Department of Insurance. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs.

The Company’s ability to pay dividends to shareholders is also affected by the obligations of FIC and FLC to make principal and interest payments pursuant to their subordinated notes payable to Investors Life. At December 31, 2003, the aggregate unpaid balance of the subordinated notes was $16.9 million, which was due in quarterly principal payments aggregating $1.5 million plus interest at 9% through September 12, 2006. However, these subordinated notes were restructured subsequent to December 31, 2003, as described in Note 19.

Regulatory Capital Requirements of Insurance Companies

The Texas Department of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC solvency margins for Family Life and Investors Life at December 31, 2003 and 2002 were in excess of NAIC minimum standards.

Capital and Surplus of Insurance Companies

Capital and surplus of Family Life as determined in accordance with statutory accounting practices prescribed or permitted by the State of Texas at December 31, 2003, and the State of Washington at December 31, 2002, totaled $25.4 million and $24.1 million , respectively. Statutory net income totaled $2.3 million, $4.1 million and $4.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Capital and surplus of Investors Life as determined in accordance with statutory accounting practices prescribed or permitted by the State of Texas at December 31, 2003, and the State of Washington at December 31, 2002, totaled $34.4 million and $36.3 million, respectively. Statutory net income (loss) totaled $(3.3 million), $903,000 and $5.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company’s insurance subsidiaries, Family Life and Investors Life, prepare their statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Texas for 2003 and the State of Washington for 2002. These companies were previously domiciled in Washington and redomesticated to Texas in 2004. The prescribed or permitted accounting practices for Texas and Washington differ in certain instances from the NAIC Accounting Practices and Procedures Manual (“NAIC SAP”) as described in more detail below.

The Washington Department of Insurance has taken a position with respect to the reserve methodology for flexible premium universal life insurance policies, which differs from that prescribed in NAIC SAP. Upon redomestication to the State of Texas, Family Life and Investors Life requested and received approval from the Texas Department of Insurance (“TDI”), effective for 2004 reporting, that policy reserves for flexible premium universal life insurance policies be reported in accordance with NAIC SAP. The accounting practice for 2003, as permitted by the TDI, is in accordance with the position prescribed by the State of Washington.

Certain commercial real estate properties were non-admitted by Investors Life in 2002 pursuant to accounting practices prescribed by the Washington Department of Insurance. These properties have been reported as admitted assets in 2003 in accordance with NAIC SAP. Additionally in 2003, a residential real estate property was non-admitted pursuant to accounting practices prescribed by the TDI.

Fixed assets such as furniture and equipment must be non-admitted under NAIC SAP. However, pursuant to accounting practices prescribed by the TDI, Investors Life has admitted certain qualifying furniture and equipment in 2003.

Family Life and Investors Life are also reporting their investment in FIC common stock under a prescribed practice pursuant to the State of Washington. The State of Texas has also interpreted this accounting method as prescribed.

A reconciliation of the capital and surplus at December 31, 2003 and 2002 between NAIC SAP and practices prescribed and permitted by the States of Texas and Washington is shown below:

	December 31,
		2002
	2003	Restated
Family Life:	(In thousands)
Capital and surplus as reported in audited statutory financial statements	$ 25,373	$ 24,083

State prescribed practices:
Aggregate reserves for life insurance policies	-	3,777
Investment in FIC common stock	(5,933)	(6,490)

State permitted practices:
Aggregate reserves for life insurance policies	2,872	-
Capital and surplus per NAIC SAP	$ 22,312	$ 21,370

	December 31,
		2002
	2003	Restated
Investors Life:	(In thousands)
Capital and surplus as reported in audited statutory financial statements	$ 34,415	$ 36,307
State prescribed practices:
Aggregate reserves for life insurance policies	-	861
Investment in real estate	211	636
Furniture and equipment	(873)	-
Investment in FIC common stock	(8,094)	(5,985)
State permitted practices:
Aggregate reserves for life insurance policies	681	-
Capital and surplus per NAIC SAP	$ 26,340	$ 31,819

12. Retirement Plans and Employee Stock Plans

Retirement Plans

A. Family Life

Family Life has a non-contributory defined benefit pension plan (“Family Life Pension Plan”), which covers employees who have completed one year or more of service. Under the Family Life Pension Plan, benefits are payable upon retirement based on earnings and years of credited service.

a.	The Normal Retirement Date for all employees is the first day of the month coinciding with or next following the later of attainment of age 65 or the fifth anniversary of employment.

b.

The Normal Retirement Benefit is the actuarial equivalent of a life annuity, payable monthly, with the first payment commencing on the Normal Retirement Date. The life annuity is equal to the sum of (1) plus (2):

(1)

Annual Past Service Benefit: 1.17% of the first $10,000 of Average Final Earnings plus 1 1/2% of the excess of Average Final Earnings over $10,000, all multiplied by the participant’s Credited Past Service. For these purposes, “credited past service” is service prior to April 1, 1967, with respect to employees who were plan participants on December 31, 1975.

(2)

Annual Future Service Benefit: 1.5578% of the first $10,000 of Average Final Earnings plus 2% of the excess of Average Final Earnings over $10,000, all multiplied by the participant’s Credited Future Service.

c.

Effective April 1, 1997, the Family Life Pension Plan was amended to provide that the accrual rate for future service is 1.57% of Final Average Earnings multiplied by Credited Service after March 31, 1997, less 0.65% of Final Average Earnings up to Covered Compensation. With respect to service prior to April 1, 1997, the accrual rate described in paragraph (b), above, is applicable, with Average Final Earnings taking into account a participant’s earnings subsequent to April 1, 1997.

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 30 years. A detail of plan disclosures is provided below.

The pension costs for the Family Life Pension Plan include the following components:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Service cost for benefits earned during the year	$ 66	$ 66	$ 66
Interest cost on projected benefit obligation	546	541	490
Expected return on plan assets	(314)	(512)	(505)
Amortization of unrecognized prior service cost	-	-	-
Amortization of unrecognized (gains)/losses	180	191	91
Net periodic benefit cost	$ 478	$ 286	$ 142

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2003	2002	2001

Discount rate	6.75%	7.25%	7.25%
Expected long-term return on plan assets	4.75%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The Plan Sponsor employs a building block approach in determining the expected long-term rate of return on plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The following summarizes the obligations and funded status of the Family Life Pension Plan:

	December 31,
	2003	2002
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$ 8,454	$ 7,222
Service cost	66	66
Interest cost	546	541
Benefits paid	(518)	(451)
Liability actuarial loss	113	1,076
Benefit obligation at end of year	8,661	8,454
Change in plan assets:
Fair value of plan assets at beginning of year	6,625	6,570
Actual return on plan assets	58	365
Employer contributions	176	141
Benefits paid	(518)	(451)
Fair value of plan assets at end of year	6,341	6,625
Funded status:
Funded status at end of year	(2,320)	(1,829)
Unrecognized prior service cost	-	-
Unrecognized actuarial net loss	3,421	3,233
Net amount recognized	$ 1,101	$ 1,404
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	-	-
Accrued benefit cost	(1,763)	(1,108)
Intangible asset	-	-
Accumulated other comprehensive income	2,864	2,512
Net amount recognized	$ 1,101	$ 1,404

December 31,
	2003	2002
(In thousands)
Projected benefit obligation	$ 8,661	$ 8,454
Accumulated benefit obligation	$ 8,104	$ 7,733
Fair value of plan assets	$ 6,341	$ 6,625

Weighted average assumptions used to determine benefit obligations:

	December 31,
	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increase	4.00%	5.00%

The increase in the additional minimum liability before taxes included in accumulated other comprehensive income totaled $352,000 and $611,000 for the years ended December 31, 2003, and 2002, respectively.

The plan’s asset allocations are as follows:

	December 31,
	2003	2002
Debt securities	53%	46%
Group annuity contract	46	43
Short-term investments	–	8
Other	1	3
Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. During 2004, the Company changed the plan’s asset allocation targets to the following investment mix: equities – 50%; debt securities – 45%; and cash and equivalents – 5%.

The total estimated contribution to the plan for 2004 is $325,000.

B. ILCO

ILCO maintains a retirement plan (“ILCO Pension Plan”) covering substantially all employees of the Company and its subsidiaries. The ILCO Pension Plan is a non-contributory, defined benefit pension plan, which covers each eligible employee who has attained 21 years of age and has completed one year or more of service. Each participating subsidiary company contributes an amount necessary (as actuarially determined) to fund the benefits provided for its participating employees.

The ILCO Pension Plan’s basic retirement income benefit at normal retirement age is 1.57% of the participant’s average annual earnings less 0.65% of the participant’s final average earnings up to covered compensation multiplied by the number of his/her years of credited service. For participants who previously participated in the ILCO Pension Plan maintained by ILCO for the benefit of former employees of the IIP Division of CIGNA Corporation (the IIP Plan), the benefit formula described above applies to service subsequent to May 31, 1996. With respect to service prior to that date, the benefit formula provided by the IIP Plan is applicable, with certain exceptions applicable to former IIP employees who are classified as highly compensated employees.

Former eligible IIP employees commenced participation automatically. The ILCO Pension Plan also provides for early retirement, postponed retirement, and disability benefits to eligible employees. Participant benefits become fully vested upon completion of five years of service, as defined, or attainment of normal retirement age, if earlier. A detail of plan disclosures is provided below:

The pension costs for the ILCO Pension Plan include the following components:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Service cost for benefits earned during the period	$ 512	$ 544	$ 465
Interest cost on projected benefit obligation	1,100	1,023	965
Expected return on plan assets	(828)	(1,360)	(1,327)
Amortization of unrecognized (gains)/losses	110	93	-
Amortization of unrecognized prior service cost	-	-	(11)
Net periodic benefit cost	$ 894	$ 300	$ 92

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2003	2002	2001

Discount rate	6.75%	7.25%	7.25%
Expected long-term return on plan assets	4.75%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The Plan Sponsor employs a building block approach in determining the expected long-term rate of return on plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The following summarizes the obligations and funded status of the ILCO Pension Plan:

	December 31,
	2003	2002
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$ 16,372	$ 14,492
Service cost	512	544
Interest cost	1,100	1,023
Benefits paid	(627)	(603)
(Gain)/loss due to experience	771	916
Benefit obligation at end of year	18,128	16,372
Change in plan assets:
Fair value of plan assets at beginning of year	17,814	17,293
Actual return on plan assets	303	1,124
Employer contributions	-	-
Benefits paid	(627)	(603)
Fair value of plan assets at end of year	17,490	17,814
Funded status:
Funded status at end of year	(638)	1,442
Unrecognized prior service cost	-	-
Unrecognized actuarial net loss	4,215	3,029
Prepaid benefit cost at end of year	$ 3,577	$ 4,471

	December 31,
	2003	2002
	(In thousands)
Projected benefit obligation	$ 18,128	$ 16,372
Accumulated benefit obligation	$ 15,917	$ 14,319
Fair value of plan assets	$ 17,490	$ 17,814

Weighted average assumptions used to determine benefit obligations:

	Year Ended December 31,
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.00%	5.00%

The plan’s asset allocations are as follows:

	December 31,
	2003	2002
Debt securities	27%	55%
Group annuity contract	36	34
Short-term investments	36	10
Other	1	1
Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. During 2004, the Company changed the plan’s asset allocation targets to the following investment mix: equities – 65%; debt securities – 30%; and cash and equivalents – 5%.

The total estimated contribution to the plan for 2004 is zero.

Savings and Investment Plan

ILCO maintains a savings and investment plan (“401(k) Plan”) that allows eligible employees who have met a one-year service requirement to make contributions to the 401(k) Plan on a tax-deferred basis. A 401(k) Plan participant may elect to contribute up to 16% of eligible earnings on a tax deferred basis, subject to certain limitations applicable to “highly compensated employees” as defined in the Internal Revenue Code. 401(k) Plan participants may allocate contributions, and earnings thereon, between investment options selected by participants. The Account Balance of each Participant attributable to employee contributions is 100% vested at all times.

The 401(k) Plan allows for a matching contribution. The match, which was in the form of shares of ILCO common stock, prior to the acquisition of the remaining outstanding common stock of ILCO by FIC on May 18, 2001, and is in the form of FIC common stock thereafter, is equal to 100% of an eligible participant’s elective deferral contributions, as defined in the 401(k) Plan, not to exceed a maximum percentage of the participant’s plan compensation. The maximum percentage is 2%. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter. The costs recognized by the Company relating to the 401(k) Plan totaled $147,000, $91,000, and $96,000 for the years ended December 31, 2003, 2002, and 2001, respectively. In 2001, the 401(k) Plan was amended and restated to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001.

ILCO maintained an Employee Stock Ownership Plan (“ESOP Plan”) and a related trust for the benefit of its employees and Family Life employees. The ESOP Plan generally covered employees who had attained the age of 21 and had completed one year of service. Vesting of benefits to employees was based on number of years of service. Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP Plan into the 401(k) Plan. In connection with the merger, certain features under the ESOP Plan were preserved for the benefit of employees previously participating in the ESOP Plan with regard to all benefits accrued under the ESOP Plan through the date of merger. The merger was effected on December 26, 2001. No contributions were made to the ESOP Plan in 2003, 2002, or 2001. At December 31, 2003, the 401(k) Plan had a total of 441,948 shares of FIC stock, which are allocated to participants.

401(k) Plan shares are treated as issued and outstanding in calculating the Company’s earnings per share. Dividends to shareholders in the 401(k) Plan are treated by the Company as dividends to outside shareholders and are a direct charge to retained earnings.

Stock Option Plans

A. ILCO Stock Option Plan

Under ILCO’s 1999 Non-qualified Stock Option Plan (the “ILCO Stock Option Plan”) options to purchase shares of ILCO’s common stock were granted to certain employees of ILCO, its subsidiaries, and affiliates. The ILCO Stock Option Plan became effective on May 18, 1999 (the “Effective Date”). The exercise price of the options is equal to 100% of the fair market value on the date of grant, but in no case less than $7.50 per share ($6.818 per share as adjusted for the exchange ratio in the merger). A portion of the options become exercisable on the next anniversary of the Effective Date following the date of grant. No options may be exercised after the sixth anniversary of the Effective Date. All options must be exercised in one year from the date the options become exercisable. The number of options that become exercisable on each anniversary of the Effective Date, prior to the sixth anniversary, is equal to 100% of the total options granted divided by the number of years between the next anniversary of the Effective Date following the date of grant and the sixth anniversary of the Effective Date.

Subsequent to May 18, 2001, each share of ILCO common stock issuable pursuant to outstanding options was assumed by the Company and became an option to acquire FIC common stock. The number of shares and the exercise price were adjusted for the exchange ratio in the merger (see Note 5). The related charge was included in equity as deferred compensation. After the merger in 2001, 22,000 options were granted at prices ranging from $13.00 to $14.30. In 2001, 26,400 options were cancelled and 47,150 options were exercised. In 2002, 33,000 options were granted at prices ranging from $13.42 to $14.00, 42,350 were cancelled and 119,650 were exercised. In 2003, no options were granted, 48,616 were cancelled and 160,234 were exercised. As of December 31, 2003, there are no options outstanding and no options available to be granted.

The following table summarizes activity under ILCO’s Stock Option Plan for the years ended December 31, 2003 and 2002:

		Weighted		Weighted
		Average		Average
	2003	Exercise	2002	Exercise
	Options	Price	Options	Price
	(In thousands, except option prices/values)
Outstanding at beginning of year	$ 209	$ 8.76	338	$ 8.76
Granted	-	-	33	13.74
Exercised	(160)	8.64	(120)	8.56
Cancelled	(49)	12.39	(42)	9.52
Outstanding at end of year	-	$ -	209	$ 9.51
Options exercisable at end of year	-	$ -	209	$ 9.51
Weighted average fair value of options granted during the year		$ -		$ 2.09

B. FIC Stock Option Plan

The Company has a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 2003, no options had been granted under the FIC Stock Option Plan.

C. Stock Appreciation Rights Granted in 2002

On November 4, 2002, FIC adopted an Equity Incentive Plan (the “Plan”). The purpose of the Plan is to provide motivation to key employees of the Company and its subsidiaries to put forth maximum efforts toward the continued growth, profitability, and success of the Company and its subsidiaries by providing incentives to such key employees through performance-related incentives, including, but not limited to, the performance of the common stock of the Company. Toward this objective, stock appreciation rights or performance units may be granted to key employees of the Company and its subsidiaries on the terms and subject to the conditions set forth in the Plan. On November 4, 2002, the Company granted stock appreciation rights (“SARs”) with respect to 30,000 shares of the common stock of the Company, pursuant to terms and provisions of the Plan. The exercise price of each unit is $14.11, which was 100% of the fair market value of the common stock of the Company on the date of such grant. All 30,000 SARs were exercised in 2003.

D. Stock Options Granted During 2003

In consideration of the role that American Physicians Service Group, Inc. (“APS”) served in having brought the opportunity to acquire the New Era companies (see Note 18) to FIC and APS’s intention to actively assist in promoting FIC’s business plan, FIC granted to APS an option to acquire up to 323,000 shares of common stock at a per share exercise price equal to $16.42 per share, but only if “Qualifying Premiums” for the “Determination Period” exceed $200 million. The Qualifying Premiums requirement refers, with certain exceptions, to the amount of premiums for life insurance and annuity products marketed through FICFS, the newly-established subsidiary of FIC that purchased the New Era companies and includes premiums received by FIC’s life insurance subsidiaries in connection with the Equita Marketing Agreement. The Determination Period means the period beginning on July 1, 2003, and ending on December 31, 2005. Unless earlier exercised, the option expires on December 31, 2006. The fair value of the options at the date the Qualifying Premium targets, if met, are achieved, will be recognized as expense at that date in accordance with SFAS No. 123, and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In consideration of the role that Equita served in having brought the opportunity to acquire the New Era companies to FIC and Equita’s intention to assist FIC in the implementation of its business plan, FIC granted to Equita an option to acquire up to 169,000 shares of common stock at a per share exercise price equal to $16.42 per share, but only if “Qualifying Premiums” for the “Determination Period” exceed $200 million. The definitions of Qualifying Premiums and Determination Period are the same as those for the option granted to APS with respect to the base option only. In addition, FIC granted to Equita an additional option to purchase up to 158,000 shares of common stock at a per share exercise price equal to $16.42 per share, but only at the rate of 10,000 shares for each $10 million increment by which Qualifying Premiums for the Determination Period exceed $200 million. Unless earlier exercised, the options granted to Equita expire on December 31, 2006. The fair value of the options at the date the Qualifying Premium targets, if met, are achieved will be recognized as expense at that date in accordance with SFAS No. 123 and EITF 96-18.

FIC granted to William P. Tedrow an option to purchase up to 150,000 shares of common stock at a per share exercise price of $13.07, but only if “Qualifying Premiums” for the “Determination Period” exceed $200 million. The definitions of Qualifying Premiums and Determination Period are the same as those for the option granted to APS described above. Unless earlier exercised, the options expire on December 31, 2006, or earlier in the event of the termination of Mr. Tedrow’s employment for cause or if he terminates his employment without good cause. The options granted to Mr. Tedrow are being accounted for in accordance with APB Opinion No. 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.” No expense related to the options granted to Mr. Tedrow was recognized for the year ended December 31, 2003. As discussed further in Note 19, Mr. Tedrow’s employment was terminated and the options were cancelled.

13. Lease Commitments

The Company and its subsidiaries have entered into lease agreements for office space and equipment which expire at various dates through March 2007. Certain office space leases may be renewed at the option of the Company.

In 1985, the Company entered into a sale/leaseback transaction with a third party for an office building. The leaseback term expires in December 2005, and requires an annual base rent of $798,000 effective January 1, 2004. In addition, the Company is required to pay maintenance, taxes, insurance, and utilities, which totaled $316,000 in 2003. The Company subleases this office space to various third parties for which it received $212,000 in 2003. As of December 31, 2003, the Company has accrued the estimated net loss from the operation of this building totaling $2.0 million representing the annual base rental amount plus estimated operating expenses through December 2005, reduced by estimated sublease income. The estimated future losses were accrued in 2003 as management determined that there were no prospects for significant additional subleasing of the building and future losses would not be avoidable. Additionally, as of December 31, 2003, the remaining deferred gain on the sale of the building totaled $302,000, which is being amortized through December 2005.

The Company recorded rent expense of $955,000 (in addition to the loss described above) in 2003. Rent expense totaled $1.4 million and $1.7 million in 2002 and 2001, respectively. As of December 31, 2003, minimum annual rentals under noncancellable leases are as follows (in thousands):

2004	$ 1,068
2005	902
2006	96
2007	24
2008	-
Thereafter	-
Total	$ 2,090

The Company occupies approximately 81,000 square feet in the River Place Pointe office complex. As described more fully in Note 19, the Company sold River Place Pointe subsequent to December 31, 2003, and also entered into a lease agreement for one of the buildings in the office complex.

14. Related-Party Transactions

Mitte Foundation

In January 2002 and 2001, the Company donated $1 million and $375,000, respectively, to the Roy F. and Joann Cole Mitte Foundation (the “Foundation”). The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and owns 9.98% of the outstanding shares of FIC’s common stock as of May 1, 2005. The sole members of the Foundation are Roy F. Mitte, former Chairman, President and Chief Executive Officer of the Company, and his wife, Joann Cole Mitte.

Sale of Actuarial Risk Consultants, Inc.

On December 31, 2003, FIC through ILCO sold Actuarial Risk Consultants, Inc. (“ARC”), an actuarial consulting subsidiary which it had established in December 2002. The sale of ARC was to George M. Wise, III, who was Vice President and Chief Finanical Officer of FIC. The consideration for the transaction was $10,000. Prior to the closing, all intercompany payables owed by ARC to the Company were satisfied in full, and certain tangible and intangible assets used by ARC in connection with the operation of its business were assigned to ARC.

On December 31, 2003, Mr. Wise and FIC entered into an amendment to Mr. Wise’s employment agreement. The amendment provides that the term of the agreement would end on March 31, 2004, instead of December 31, 2005. Mr. Wise agreed to continue as Chief Financial Officer of FIC until March 31, 2004. As mutually agreed, Mr. Wise actually served as Chief Financial Officer until April 26, 2004. Under the amendment, Mr. Wise received a severance payment of $310,000, one-half of which was paid in January 2004, and the balance on March 31, 2004. In connection with the amendment, Mr. Wise released FIC from certain claims he may have, including claims related to matters arising out of his employment agreement or his employment relationship with FIC.

Also, in connection with the sale of ARC to Mr. Wise, FIC entered into a consulting agreement with ARC. Under the terms of the agreement, FIC and its insurance subsidiaries may (but are not obligated to) obtain up to 2,000 hours of actuarial consulting services from ARC during the period from January 1, 2004, to December 31, 2005.

15. Commitments and Contingencies

Mitte Settlement

In 2002, the Company filed a lawsuit against Roy F. Mitte (“Mitte”), The Roy F. and Joann Cole Mitte Foundation (the “Foundation”), and Joann Mitte (collectively referred to as the “Defendants”). Mitte was the Chairman, President and Chief Executive Officer of FIC until he was placed on administrative leave in August, 2002. The administrative leave, and the subsequent action by the Board of Directors in October, 2002, to terminate the employment agreement between the Company and Mitte, resulted from an investigation conducted by the FIC Audit Committee. Subsequent to the filing of the lawsuit, Mitte filed a counterclaim against the Company alleging that the Company breached the employment agreement between the Company and Mr. Mitte by refusing to pay Mitte the severance benefits and compensation provided for under the employment agreement and amended thereto.

On May 15, 2003, the Company entered into a settlement agreement with the Defendants and Scott Mitte (a director of the Company and the son of Roy Mitte) (the “Mitte Parties”). Under the terms of the agreement the Mitte Parties released the Company from any past, present or future claims which they may have against the Company, including any claims which Roy Mitte may assert under his employment agreement. In addition, the Company agreed to release the Mitte Parties from any past, present or future claims which the Company may have against the Mitte Parties.

The settlement provides for payments aggregating $3 million by the Company to Roy Mitte in equal installments of $1 million on June 1, 2003, June 1, 2004 and June 1, 2005, with a provision for acceleration of payments in the event of a change in control. The settlement agreement also includes provisions whereby, the Company agrees (i) to use reasonable efforts to locate purchasers over a two-year period for 1,552,206 shares of FIC common stock owned by the Foundation at a price of $14.64 per share, (ii) to purchase (or, alternatively, locate a purchaser) on or before June 1, 2003 for 39,820 shares of FIC common stock owned by Roy Mitte and 35,502 shares of common stock held in the ESOP account of Roy Mitte, at a price of $14.64 per share. The agreement also includes provisions related to the continuation of health insurance of Roy and Joann Mitte and payment for the cancellation of options held by Roy Mitte to purchase 6,600 shares of FIC common stock. The Company has recognized a charge of $2.9 million in 2003 for the discounted amounts to be paid under the settlement agreement, which is reflected in the consolidated statement of operations as litigation settlement.

As a condition of the obligations of the Company under the settlement agreement, the Mitte Parties agreed to grant a limited proxy to the persons named as proxies by FIC in any proxy statement filed by FIC with the SEC. With respect to the future shareholders meetings, the proxy may be voted “for” all nominees for the Board of Directors named on FIC’s proxy statement, “against” any proposal by a person other than FIC for the removal of any members of the Board of Directors, “withheld” as to nominees for the Board of Directors proposed by any person other than FIC and “against” any proposal by any person other than FIC to amend the bylaws or articles of FIC. The proxy also extends to certain matters which may be proposed by FIC at the 2004 annual meeting of shareholders, or any later annual or special meeting, regarding changes in the ownership percentage required in order for a shareholder to call a special meeting of shareholders and the elimination of cumulative voting. The granting of the proxy is generally conditioned upon the performance of the scheduled purchases of the shares of FIC common stock owned by the Foundation.

Otter Creek Litigation

On June 13, 2003, Otter Creek Partnership I, L.P. filed a civil lawsuit against FIC in the District Court of Travis County, Texas, Cause No. GN302872. Otter Creek and the Company have completed a settlement with respect to the lawsuit. Under the settlement agreement, the Company reimbursed Otter Creek for $250,000 in proxy expenses in 2003. An additional $475,000 of proxy and litigation expenses will be submitted to the Company’s shareholders for approval at the next meeting of shareholders. If payment of the additional $475,000 is so approved, the amount will be expensed in the year of approval. The settlement also included mutual releases between the Company and Otter Creek and its affiliates. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P.

Litigation with Former Employee of Subsidiary

In October 2003, the Company placed Earl Johnson, the then-president of JNT Group, Inc. (“JNT”), a subsidiary of FIC that was later sold in December 2003, on administrative leave pending an investigation of matters related to (i) Johnson’s alleged termination of an employee in response to her request for information regarding her workers’ compensation rights arising out of an injury and (ii) his co-mingled and disorganized bookkeeping of JNT’s client accounts with those of a personal business owned by Mr. Johnson and run by him at the same office (using the Company’s employees to do so). Soon after being interviewed in the course of that investigation, Mr. Johnson resigned, alleging good reason under his employment agreement with a subsidiary of FIC, on the ground that the change in the composition of the Board of Directors of FIC following the 2003 Annual Meeting of Shareholders resulted in a “change of control” under the provisions of his employment agreement. The employment agreement provided that if Mr. Johnson were to voluntarily terminate his employment for good reason, he would receive compensation and benefits for the remainder of the three-year term of the agreement and would become fully vested in 17,899 restricted shares of FIC stock. The Company notified Mr. Johnson that his resignation was not for “good reason” pursuant to his employment agreement. Under that agreement, termination without good reason results in forfeiture of future salary and benefits, as well as forfeiture of the restricted shares of FIC common stock.

In November 2003, Mr. Johnson and his wife, Carol Johnson, filed suit in Harris County, Texas District Court against the Company, FICFS and an employee of the Company. The suit, which sought an unspecified amount of damages and injunctive relief, alleges that the defendants interfered with the contract and business relationships of the plaintiffs, made slanderous statements regarding the plaintiffs, and accessed computer files at the JNT offices without the consent of the plaintiffs. The suit also alleged conspiracy, conversion, and various other torts, all related to the defendants’ investigation of plaintiff’s business practices at JNT.

Subsequently, Mr. Johnson has filed a demand for arbitration under his employment agreement, which has a mandatory arbitration clause. In the arbitration, Mr. Johnson is seeking damages for breach of contract, and various other benefits relating to the termination of his employment contract, totaling $913,133. In connection with the arbitration, FIC submitted a counter-claim, alleging that Mr. Johnson was in breach of his employment agreement and that he breached his fiduciary duty to FIC as a result of his actions in conducting the business of JNT, thereby entitling FIC to a dismissal of plaintiff’s claims, as well as an award of damages and disgorgement of the salary paid to him. Prior to the hearing on the arbitration, the Harris County Court ordered that the matters raised in that lawsuit be combined with the arbitration.

The arbitration hearing was conducted in April 2005, and a ruling on the matter is pending. The expenses related to this litigation will be included in the financial statements for the years 2004 and 2005.

Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.

On June 2, 2005, Equita and M&W Insurance Services, Inc. (“M&W”) filed a civil suit in Travis County, Texas District Court against the Company. The suit alleges that, in entering into certain agreements with the plaintiffs, the Company made certain misrepresentations and omissions as to its business and financial condition. The agreements referenced in the suit consist of (a) an option agreement entered into in June 2003 between Equita and the Company, granting Equita the right to purchase shares of FIC’s common stock at $16.42 per share, if certain sales goals were achieved under an exclusive marketing agreement between Equita and a subsidiary of the Company (the “Option Agreement”), (b) a stock purchase agreement entered into in June 2003 between M&W and the Roy F. and Joann Cole Mitte Foundation, pertaining to the purchase of 208,914 shares of FIC’s common stock (the Stock Purchase Agreement”), and (c) a registration rights agreement entered into in June 2003 among the plaintiffs and the Company, whereby the Company agreed to file and maintain a shelf registration statement which respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation or which may be acquired in the future by Equita under the option agreement (the “Registration Rights Agreement”, and, collectively, the “Agreements”). See “Item 1-Description of the Business-Marketing Agreement with Equita” and “Item 13-Certain Relationships and Related Transactions.”

The suit alleges that the Company breached the provisions of the Option Agreement by refusing to indemnify the plaintiffs for losses relating to the alleged breach of certain representations and warranties included in the Option Agreement. The plaintiffs also allege that the Company required M&W to purchase 208,914 shares of FIC common stock from the Mitte Foundation as a condition of Equita’s obtaining, in June 2003, an exclusive marketing agreement with a subsidiary of the Company pertaining to the distribution of insurance products in the “senior market” (the “Marketing Agreement”), and that such requirement was motivated by the desire of the Company’s management to obtain certain proxy rights obtained under a settlement agreement with the Mitte Foundation and the Mitte family. See “Item 13-Certain Relationships and Related Transactions-Settlement of Litigation with Mitte Family.” The plaintiffs further allege that the Company breached the provisions of the Registration Rights Agreement by failing to file a shelf registration with the SEC with respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation and the shares which may be acquired in the future by Equita under the provisions of the Option Agreement. The plaintiffs seek rescission of the Agreements; damages in an amount equal to the $3 million that M&W paid to acquire FIC shares from the Mitte Foundation, together with interest and attorney’s fees and unspecified expenses; and an unspecified amount of exemplary damages.

The Company believes that the allegations in this lawsuit are entirely without merit. The Company further believes that Equita has breached its obligations under the provisions of the Marketing Agreement pertaining to the distribution of insurance products of the Company’s insurance subsidiary, thereby causing damages to the Company and forfeiting Equita’s entitlement to the option rights under the Option Agreement.

The Company intends to vigorously oppose the lawsuit and is weighing all of its options including, but not limited to, asserting counterclaims against the plaintiffs.

Other Litigation

The Company, including its insurance subsidiaries, are regularly involved in litigation, both as a defendant and as plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance protection products. Management does not believe that such litigation, either individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition or results of operations.

Other Liabilities

Other liabilities include $450,000 reserve for items and issues identified during the preparation of the financial statements and the conduct of the Company's investigation of its assets and liabilities in connection with the restatement described in Note 2. In addition to the restatement adjustments, the Company identified other items and issues that were individually and in the aggregate clearly immaterial. These items are currently being analyzed. Additionally, the Company has used estimation techniques in the determination of various assets and liabilities. Subsequent determination of these assets and liabilities using systematic processes may result in further adjustments, although the Company believes it remote that the recorded reserve would be materially inadequate.

16. Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations before cumulative effect
of change in accounting principle	$ (16,365)	$ (9,145)	$ 3,599
Denominator:
Weighted average common shares outstanding:
Basic	9,634	9,555	7,824
Common stock options	-	-	224
Repurchase of treasury stock	-	-	(150)
Diluted	$ 9,634	$ 9,555	$ 7,898
Per share:
Basic	$ (1.70)	$ (0.96)	$ 0.46
Diluted	$ (1.70)	$ (0.96)	$ 0.46

Options to purchase 800,000 and 208,850 shares of common stock at prices ranging from $13.07 to $16.42 and from $8.18 to $14.30 were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods where a loss from continuing operations was incurred.

17. Business Concentration

One of the Company’s insurance subsidiaries, Family Life, provides mortgage protection life, disability, and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes, a significant number of these financial institutions provide Family Life with customer lists. In 2003, premium income from these products was derived from 49 states with concentrations of approximately 23% and 29% in California and Texas, respectively. In 2002, these amounts were 25% and 28%, respectively.

The Company’s other insurance subsidiary, Investors Life, also markets individual traditional life, universal life, and annuity products in 49 states with concentrations of approximately 14%, 8% and 8% in Pennsylvania, California, and Ohio, respectively, for both 2003 and 2002.

18. Discontinued Operations

The Company acquired Paragon Benefits, Inc., The Paragon Group, Inc., Paragon National, Inc., Total Consulting Group, Inc., and JNT Group, Inc. (collectively the “New Era companies”) in June, 2003, for approximately $4.2 million in cash and 47,395 shares of FIC common stock with a fair market value of $646,000. The New Era companies consulted in the design of planned benefit programs for secondary school systems, provided administrative services for the related plans, insurance brokerage services to plan participants, and investment advisory services for such plans and other clients. In connection with the acquisition, the six principals of the New Era companies entered into three-year and five-year employment agreements under which they would receive FIC stock, with a market value of approximately $2.4 million on the date of the agreements, during the term of their employment. The purchase price of the New Era companies and the grants of stock pursuant to the employment contracts were not tied to the future performance of the New Era companies.

The purchase price paid for the New Era companies (including transaction fees and excluding contingent consideration amounts accounted for as compensation as described above) was $4.9 million. The acquisition of the New Era companies was accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). This statement required that FIC estimate the fair value of assets acquired and liabilities assumed as of the date of the acquisition and allocate the purchase price to those assets and liabilities. The purchase price was allocated as follows: $116,000 to cash, $158,000 to agency advances and other receivables, $288,000 to property, plant and equipment, $28,000 to other assets, $182,000 to other liabilities, and $4.5 million to goodwill and other intangibles (included in other assets).

The performance of the New Era companies after the acquisition was substantially below expectations and after reviewing their long-term prospects the Company determined to sell them. On December 31, 2003, the New Era companies were sold to five of the original principals for nominal consideration and the cancellation of their employment agreements. (The employment contract of the sixth principal was terminated earlier in 2003.) In connection with these cancellations, the five principals each received a payment of $10,000 from the Company and the FIC common stock granted pursuant to those agreements, with a market value of approximately $2.1 million at December 31, 2003, reverted to the Company.

The loss from operations of the New Era companies for the period from acquisition through December 31, 2003, was $1.2 million. The Company also incurred a loss of $4.9 million on the sale of the New Era companies. These losses and the aggregate $50,000 in cancellation payments to the principals totaled $6.1 million, which is recorded as a loss from discontinued operations in the accompanying consolidated statement of operations.

19. Subsequent Events

Cancellation of Stock Options

In March, 2004, the Company terminated William P. Tedrow’s employment. FIC had issued to Mr. Tedrow an option to purchase 150,000 shares of its common stock at a per share exercise price of $13.07 (see Note 12). Unless earlier exercised, the options expire on December 31, 2006, or earlier in the event of the termination of Mr. Tedrow’s employment. These options were cancelled upon the termination of Mr. Tedrow’s employment in March 2004.

Amendment of Subordinated Loans

As previously described in Note 11, FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $16.9 million at December 31, 2003, and $15.4 million at March 31, 2004. With the approval of the Texas Department of Insurance, these loans were restructured as of March 18, 2004. As amended, the loans provide for a reduction in the interest rate from 9% to 5% for the balance of the term of the loans, no required principal payments for the period from June 12, 2004, to December 12, 2005, a resumption of principal payments on March 12, 2006, and ten equal quarterly principal payments until the maturity date of June 12, 2008.

Sale of Real Estate

On June 1, 2005, the Company sold the River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross purchase price of $103 million. The office complex is located in Austin, Texas, as more fully described in Note 3. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One for a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation of the lease at March 31, 2008.

Closure of Seattle Office

The Company maintained an office and records storage facility in Seattle, Washington during 2003. The office facility provided premium processing services and was staffed by approximately 28 employees. Prior to year end 2003, the Company determined that cost savings could be achieved by consolidating those functions in its home office in Austin, Texas, largely due to a reduction of staff. The Seattle facility was subsequently closed in February, 2004. As part of this facility closure and resulting employee terminations, severance benefits were paid to employees. Severance costs incurred in 2003 totaled $170,000.

Also as a result of the employee terminations, the Company’s defined benefit pension plan recognized a curtailment in the plan resulting in a $414,000 reduction in benefit obligation during 2004. However, the curtailment also caused the recognition of a corresponding amount of previously unrecognized loss, offsetting the reduction in benefit obligation.

20. Quarterly Financial Data (Unaudited)

Previously reported unaudited quarterly financial data has been restated for the effects of the adjustments described in Note 2 to the extent applicable, as follows:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
	As Previously Reported		As Restated
	(In thousands, except per share data)
Total revenues	$ 29,766	$ 32,240	$ 30,268	$ 34,028
(Loss) income from continuing operations before
cumulative effect of change in accounting principle	$ (1,265)	$ 582	$ (2,637)	$ (1,502)
Discontinued operations	-	-	-	-
(Loss) income before cumulative effect of
change in accounting principle	(1,265)	582	(2,637)	(1,502)
Cumulative effect of change in accounting principle	-	10,429	-	6,790
Net (loss) income	$ (1,265)	$ 11,011	$ (2,637)	$ 5,288

Basic earnings per share:
(Loss) income from continuing operations before
cumulative effect of change in accounting principle	$ (0.13)	$ 0.06	$ (0.27)	$ (0.16)
Discontinued operations	-	-	-	-
(Loss) income before cumulative effect of
change in accounting principle	(0.13)	0.06	(0.27)	(0.16)
Cumulative effect of change in accounting principle	-	1.10	-	0.72
Net (loss) income	$ (0.13)	$ 1.16	$ (0.27)	$ 0.56

Diluted earnings per share:
(Loss) income from continuing operations before
cumulative effect of change in accounting principle	$ (0.13)	$ 0.06	$ (0.27)	$ (0.16)
Discontinued operations	-	-	-	-
(Loss) income before cumulative effect of
change in accounting principle	(0.13)	0.06	(0.27)	(0.16)
Cumulative effect of change in accounting principle	-	1.09	-	0.72
Net (loss) income	$ (0.13)	$ 1.15	$ (0.27)	$ 0.56

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	As Previously Reported		As Restated
(In thousands, except per share data)
Total revenues	$ 29,216	$ 30,002	$ 29,740	$ 30,261
Loss from continuing operations before
cumulative effect of change in accounting principle	$ (1,007)	$ (246)	$ (2,542)	$ (2,972)
Discontinued operations	-	-	-	-
Loss before cumulative effect of
change in accounting principle	(1,007)	(246)	(2,542)	(2,972)
Cumulative effect of change in accounting principle	-	-	-	-
Net loss	$ (1,007)	$ (246)	$ (2,542)	$ (2,972)

Basic earnings per share:
Loss from continuing operations before
cumulative effect of change in accounting principle	$ (0.10)	$ (0.03)	$ (0.26)	$ (0.31)
Discontinued operations	-	-	-	-
Loss before cumulative effect of
change in accounting principle	(0.10)	(0.03)	(0.26)	(0.31)
Cumulative effect of change in accounting principle	-	-	-	-
Net loss	$ (0.10)	$ (0.03)	$ (0.26)	$ (0.31)

Diluted earnings per share:
Loss from continuing operations before
cumulative effect of change in accounting principle	$ (0.10)	$ (0.03)	$ (0.26)	$ (0.31)
Discontinued operations	-	-	-	-
Loss before cumulative effect of
change in accounting principle	(0.10)	(0.03)	(0.26)	(0.31)
Cumulative effect of change in accounting principle	-	-	-	-
Net loss	$ (0.10)	$ (0.03)	$ (0.26)	$ (0.31)

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	As Previously Reported		As Restated
(In thousands, except per share data)
Total revenues	$ 28,124	$ 30,520	$ 27,766	$ 30,744
(Loss) income from continuing operations before
cumulative effect of change in accounting principle	$ (3,721)	$ 377	$ (5,753)	$ (418)
Discontinued operations	-	-	-	-
(Loss) income before cumulative effect of
change in accounting principle	(3,721)	377	(5,753)	(418)
Cumulative effect of change in accounting principle	-	-	-	-
Net (loss) income	$ (3,721)	$ 377	$ (5,753)	$ (418)

Basic earnings per share:
(Loss) income from continuing operations before
cumulative effect of change in accounting principle	$ (0.39)	$ 0.04	$ (0.60)	$ (0.04)
Discontinued operations	-	-	-	-
(Loss) income before cumulative effect of
change in accounting principle	(0.39)	0.04	(0.60)	(0.04)
Cumulative effect of change in accounting principle	-	-	-	-
Net (loss) income	$ (0.39)	$ 0.04	$ (0.60)	$ (0.04)

Diluted earnings per share:
(Loss) income from continuing operations before
cumulative effect of change in accounting principle	$ (0.39)	$ 0.04	$ (0.60)	$ (0.04)
Discontinued operations	-	-	-	-
(Loss) income before cumulative effect of
change in accounting principle	(0.39)	0.04	(0.60)	(0.04)
Cumulative effect of change in accounting principle	-	-	-	-
Net (loss) income	$ (0.39)	$ 0.04	$ (0.60)	$ (0.04)

	Three Months Ended December 31,
		2002
		As Previously	As
	2003	Reported	Restated
	(In thousands, except per share data)
Total revenues	$ 23,893	$ 25,953	$ 26,142
Loss from continuing operations before
cumulative effect of change in accounting principle	$ (5,433)	$ (5,800)	$ (4,253)
Discontinued operations	(6,133)	-	-
Loss before cumulative effect of
change in accounting principle	(11,566)	(5,800)	(4,253)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (11,566)	$ (5,800)	$ (4,253)

Basic earnings per share:
Loss from continuing operations before
cumulative effect of change in accounting principle	$ (0.56)	$ (0.60)	$ (0.44)
Discontinued operations	(0.63)	-	-
Loss before cumulative effect of
change in accounting principle	(1.19)	(0.60)	(0.44)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (1.19)	$ (0.60)	$ (0.44)

Diluted earnings per share:
Loss from continuing operations before
cumulative effect of change in accounting principle	$ (0.56)	$ (0.60)	$ (0.44)
Discontinued operations	(0.63)	-	-
Loss before cumulative effect of
change in accounting principle	(1.19)	(0.60)	(0.44)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (1.19)	$ (0.60)	$ (0.44)

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

SCHEDULE I – SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

	December 31, 2003
			Amount
	Amortized	Fair	Shown on the
	Cost	Value	Balance Sheet
	(In thousands)
Type of Investment:
Fixed maturity bonds:
United States Government and government	$ 50,974	$ 52,830	$ 52,830
agencies and authorities
States, municipalities and political subdivisions	16,824	16,131	16,131
Corporate	183,054	187,939	187,939
Mortgage-backed and asset-backed	306,433	298,901	298,901
Total fixed maturities available for sale	557,285	555,801	555,801
Trading securities	4,873	4,873	4,873
Fixed maturities held to maturity	17	19	17
Total fixed maturity bonds	562,175	560,693	560,691

Equity securities:
Common Stocks:
Industrial and miscellaneous other	51	33	33
Seed money investment in Separate Accounts	6,342	7,908	7,908
Total equity securities	6,393	7,941	7,941

Policy loans	42,615		42,615
Invested real estate	76,712		76,712
Real estate available for sale	968		968

Total investments	$ 688,863		$ 688,927

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
		2002
	2003	Restated
	(In thousands)
ASSETS
Cash and cash equivalents	$ 1,696	$ 383
Short-term investments	-	-
Investments in subsidiaries*	141,488	177,067
Intercompany receivables*	7,430	-
Accounts receivable	368	286
Other assets	766	3
Total assets	$ 151,748	$ 177,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Subordinated notes payable*	2,205	3,007
Notes payable	15,000	-
Intercompany payables*	-	13,742
Other liabilities	3,194	2,807
Total liabilities	20,399	19,556

Shareholders’ equity:
Common stock, $.20 par value, 25,000,000 authorized in 2003 and 2002;
12,516,841 and 11,856,196 shares issued in 2003 and 2002; 9,743,629
and 9,600,827 shares outstanding in 2003 and 2002	2,504	2,372
Additional paid-in capital	69,867	67,034
Accumulated other comprehensive income	(2,401)	7,619
Retained earnings (including $124,458 and $134,396 of undistributed
earnings of subsidiaries at December 31, 2003 and 2002)	62,721	85,219
Total shareholders’ equity before treasury stock	132,691	162,244

Common treasury stock, at cost, 422,218 and 625,695 shares in 2003 and 2002**	(1,342)	(4,061)
Total shareholders’ equity	131,349	158,183
Total liabilities and shareholders’ equity	$ 151,748	$ 177,739

*	Eliminated in consolidation in 2003 and 2002.
**	Excludes $22.2 million and $18.1 million of FIC stock owned by subsidiaries at December 31, 2003 and 2002, respectively.

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Income	$ 176	$ 12	$ 67
Expenses:
Operating expenses	4,456	2,000	870
Interest expense	733	312	400
Total expenses	5,189	2,312	1,270
Loss from operations	(5,013)	(2,300)	(1,203)

Equity in undistributed earnings (loss) from subsidiaries	(17,485)	(55)	4,802

Net (loss) income	$ (22,498)	$ (2,355)	$ 3,599

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		2002	2001
	2003	Restated	Restated
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$ (22,498)	$ (2,355)	$ 3,599
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Decrease (increase) in accounts receivables	(81)	(240)	442
Decrease (increase) in investment in subsidiaries*	25,558	(40)	(788)
Decrease (increase) in other assets	(765)	(1)	30
Increase (decrease) in intercompany payables *	(21,171)	3,271	5,329
Increase (decrease) in other liabilities	387	(273)	1,314
Other	26	(93)	-
Net cash (used in) provided by operating activities	(18,544)	269	9,926

Cash flows from financing activities:
Decrease (increase) in short-term investments	-	1,300	(1,150)
Principal repayments on subordinated notes payable to Investors Life	(802)	(802)	(946)
Proceeds from bank borrowings	15,000	-	-
Cash dividend to shareholders	-	(2,206)	(6,363)
Issuance (purchase) of treasury stock	2,713	(362)	(1,390)
Issuance of capital stock	2,946	1,500	384
Net cash provided by (used in) financing activities	19,857	(570)	(9,465)

Net increase (decrease) in cash	1,313	(301)	461

Cash and cash equivalents, beginning of year	383	684	223

Cash and cash equivalents, end of year	$ 1,696	$ 383	$ 684

* Eliminated in consolidation

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Year Ended December 31, 2003, 2002, and 2001
Future Policy
	Deferred Policy	Benefits, Losses,	Other Policy
	Acquisition	Claims and Loss	Claims and	Premium
	Costs	Expenses (1)	Benefits Payable	Revenue
(In thousands)

2003	$ 54,940	$ 755,991	$ 13,693	$ 31,225
2002, as restated	$ 51,213	$ 756,758	$ 15,842	$ 38,866
2001, as restated	$ 55,223	$ 765,024	$ 12,437	$ 36,118

Year Ended December 31, 2003, 2002, and 2001
		Benefits, Claims,	Amortization of
	Net	Losses, and	Deferred Policy	Other
	Investment	Settlement	Acquisition	Operating
	Income	Expenses (2)	Costs	Expenses
(In thousands)

2003	$ 35,428	$ 71,448	$ 9,653	$ 41,769
2002, as restated	$ 38,079	$ 83,402	$ 11,013	$ 34,628
2001, as restated	$ 28,973	$ 50,580	$ 8,877	$ 28,190

(1) Includes contractholder funds

(2) Includes interest expense on contractholder funds

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

	Year Ended December 31, 2003, 2002, and 2001
					Percentage
		Ceded to	Assumed		of Amount
	Gross Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(In thousands)
2003
Life insurance in-force	$ 10,077,749	$ 1,153,916	$ -	$ 8,923,833	0%
Premium:
Life insurance	$ 34,638	$ 3,468	$ -	$ 31,170	0%
Accident and health insurance	$ 396	$ 341	$ -	$ 55	0%
Total premium	$ 35,034	$ 3,809	$ -	$ 31,225	0%

2002, as restated
Life insurance in-force	$ 10,736,157	$ 1,274,843	$ -	$ 9,461,314	0%
Premium:
Life insurance	$ 40,975	$ 2,158	$ -	$ 38,817	0%
Accident and health insurance	$ 499	$ 450	$ -	$ 49	0%
Total premium	$ 41,474	$ 2,608	$ -	$ 38,866	0%

2001, as restated
Life insurance in-force	$ 12,107,318	$ 1,074,285	$ -	$ 11,033,033	0%
Premium:
Life insurance	$ 37,722	$ 1,717	$ -	$ 36,005	0%
Accident and health insurance	$ 706	$ 593	$ -	$ 113	0%
Total premium	$ 38,428	$ 2,310	$ -	$ 36,118	0%