Form 10-Q
period 2004-03-31
FINANCIAL INDUSTRIES CORP
filed 2006-10-30
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Quarterly Period Ended March 31, 2004

Commission File Number 0-4690

Financial Industries Corporation

(Exact name of registrant as specified in its charter)

TEXAS State of Incorporation	74-2126975 (I.R.S. Employer Identification number)

6500 River Place Boulevard, Building I, Austin, Texas 78730

(Address including Zip Code of Principal Executive Offices)

(512) 404-5000

(Registrant's Telephone Number)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $.20 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	YES ☐ NO ☒

The number of shares outstanding of Registrant's common stock on September 30, 2006 was 9,869,504.

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q of Financial Industries Corporation (the “Company” or “FIC”), the statements, analyses, and other information contained in this report relating to trends in our operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) increasing competition in the sale of insurance and annuities; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3-Quantitative and Qualitative Disclosures about Market Risk in Part 1, and Item 1-Legal Proceedings in Part 2, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

March 31, 2004 (unaudited) and December 31, 2003 (as restated)	4

Condensed Consolidated Statements of Operations (unaudited)

For the three month period ended

March 31, 2004 and March 31, 2003 (as restated)	6

Condensed Consolidated Statements of Cash Flows (unaudited)

For the three month period ended

March 31, 2004 and March 31, 2003 (as restated)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures

About Market Risk	35

Item 4. Controls and Procedures	35

Part II – Other Information

Item 1. Legal Proceedings	36

Item 2. Changes in Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits and Reports on Form 8-K	40

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Restated) (1)
ASSETS
Investments:
Fixed maturity securities held to maturity, at amortized cost (fair value of
$19 at December 31, 2003)	$ -	$ 17
Fixed maturity securities available for sale, at fair value (amortized cost of
$565,042 and $557,285 at March 31, 2004 and December 31, 2003, respectively)	575,438	555,801
Fixed maturity securities held for trading, at fair value	4,022	4,873
Equity securities, at fair value (cost of $6,391 and $6,393 at
March 31, 2004 and December 31, 2003, respectively)	8,068	7,941
Policy loans	42,807	42,452
Investment real estate	76,564	76,712
Real estate held for sale	708	968
Short-term investments	14,172	-
Total investments	721,779	688,764

Cash and cash equivalents	57,240	82,436
Deferred policy acquisition costs	50,442	54,819
Present value of future profits of acquired business	19,913	21,096
Agency advances and other receivables, net of allowances for doubtful
accounts of $3,150 and $3,011 as of March 31, 2004 and December 31, 2003	10,120	10,241
Reinsurance receivables	39,741	39,978
Real estate held for use	13,336	13,870
Accrued investment income	7,698	6,695
Due premiums	2,306	2,362
Property and equipment, net	1,340	1,454
Other assets	6,297	6,058
Separate account assets	359,241	358,271
Total assets	$ 1,289,453	$ 1,286,044

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Restated) (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 595,715	$ 593,881
Future policy benefits	164,347	169,244
Other policy claims and benefits payable	11,952	13,693
Notes payable	15,000	15,000
Deferred federal income taxes	9,174	6,333
Other liabilities	26,302	25,313
Separate account liabilities	359,241	358,271
Total liabilities	1,181,731	1,181,735

Commitments and contingencies (See Note 10)

Shareholders’ equity:

Common stock, $.20 par value, 25,000 shares authorized in 2004 and
2003, 12,517 shares issued in 2004 and 2003; 9,794 and 9,791
shares outstanding in 2004 and 2003	2,504	2,504
Additional paid-in capital	70,392	70,391
Accumulated other comprehensive income (loss)	3,542	(2,121)
Retained earnings	54,717	56,988
Common treasury stock, at cost, 2,723 and 2,726 shares in 2004 and 2003	(23,433)	(23,453)
Total shareholders’ equity	107,722	104,309
Total liabilities and shareholders’ equity	$ 1,289,453	$ 1,286,044

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

	Three Months Ended March 31,
		2003
	2004	(Restated) (1)

Revenues:
Premiums, net	$ 6,750	$ 8,194
Earned insurance charges	10,428	10,388
Net investment income	8,491	8,871
Real estate income	445	420
Net realized investment gains	2,119	1,551
Other	639	595
Total revenues	28,872	30,019

Benefits and expenses:
Policyholder benefits and expenses	13,367	9,762
Interest expense on contractholders deposit funds	5,907	6,929
Amortization of deferred policy acquisition costs	3,237	3,454
Amortization of present value of future profits of acquired business	946	848
Operating expenses	8,348	9,434
Litigation settlement (Note 10)	-	2,915
Interest expense	201	-
Total benefits and expenses	32,006	33,342
Loss from continuing operations before federal income taxes
and cumulative effect of change in accounting principle	(3,134)	(3,323)
Provision (benefit) for federal income taxes	(634)	(557)

Loss from continuing operations before cumulative effect of
change in accounting principle	(2,500)	(2,766)
Cumulative effect of change in accounting principle	229	-
Net loss	$ (2,271)	$ (2,766)

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

	Three Months Ended March 31,
		2003
	2004	(Restated) (1)

Net Loss Per Share:

Basic:
Weighted average common shares outstanding	9,792	9,603

Basic earnings per share:
Loss from continuing operations before cumulative effect of
change in accounting principle	$ (0.25)	$ (0.29)
Cumulative effect of change in accounting principle	0.02	-
Net loss per share	$ (0.23)	$ (0.29)

Diluted:
Weighted average common shares and common share equivalents	9,792	9,603

Diluted earnings per share:
Loss from continuing operations before cumulative effect of
change in accounting principle	$ (0.25)	$ (0.29)
Cumulative effect of change in accounting principle	0.02	-
Net loss per share	$ (0.23)	$ (0.29)

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
		2003
	2004	(Restated) (1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,271)	$ (2,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred policy acquisition costs	3,237	3,454
Amortization of present value of future profits of acquired business	946	848
Net realized gain on investments	(2,119)	(1,551)
Depreciation	939	803
Increase in accrued investment income	(1,003)	(674)
Decrease (increase) in agent advances and other receivables	358	(1,449)
Decrease in due premiums	56	381
Increase in deferred policy acquisition costs	(1,984)	(2,376)
Decrease (increase) in other assets	(239)	1,079
Increase (decrease) in policy liabilities and accruals	(251)	436
Increase in other liabilities	989	2,449
Decrease in deferred federal income taxes	(144)	(1,808)
Net activity from trading securities	760	(20,071)
Other, net	(1,026)	799
Net cash provided by (used in) operating activities	(1,752)	(20,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(53,732)	(127,344)
Real estate capital expenditures	(40)	(84)
Proceeds from sales and maturities of fixed maturities	47,686	140,539
Proceeds from sales of invested real estate	1,785	-
Net (increase) decrease in short-term investments	(14,172)	2,293
Net (increase) decrease in policy loans	(355)	722
Purchase of property and equipment	(62)	(252)
Net cash (used in) provided by investing activities	(18,890)	15,874

		(continued)

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(unaudited and in thousands)

	Three Months Ended March 31,
		2003
	2004	(Restated) (1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends to shareholders	$ -	$ (480)
Issuance of capital stock	-	18
Contractholder fund deposits	12,474	12,632
Contractholder fund withdrawals	(17,028)	(16,353)
Net cash used in financing activities	(4,554)	(4,183)

Net decrease in cash	(25,196)	(8,755)

Cash and cash equivalents, beginning of year	82,436	163,053

Cash and cash equivalents, end of period	$ 57,240	$ 154,298

Supplemental Cash Flow Disclosures:
Income taxes paid (refunded)	$ (593)	$ (1,115)

Interest paid	$ 205	$ -

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. The Company has restated the consolidated financial statements for the year ended December 31, 2003, and the unaudited condensed consolidated financial statements for the four quarters of 2003, of which summary quarterly financial data was previously reported in its 2003 Annual Report on Form 10-K. The Company has not amended its Annual Report on Form 10-K for the year 2003. The Company’s restatement of its consolidated financial statements for 2003 has been included in its Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the Securities and Exchange Commission (“SEC”), contemporaneously with this Form 10-Q filing.

The information that has been previously filed for 2003 or its interim quarterly periods is superseded by the information in this Form 10-Q, and the consolidated financial statements and related financial information for 2003 contained in other such reports should no longer be relied upon.

Accordingly, this Form 10-Q reflects the restatement of the Company’s financial statements for the three months ended March 31, 2003 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For further information about the restatement, see Note 2 to the condensed consolidated financial statements below and the Company’s 2004 Form 10-K filed contemporaneously with this Form 10-Q filing.

Because of the gap in our public reporting and the significant changes we have made to our business in the interim, we have included certain information relating to our business, current directors, current officers, and related matters which have occurred subsequent to March 31, 2004.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2004, its consolidated results of operations for the three months ended March 31, 2004 and 2003 (as restated), and its consolidated cash flows for the three months ended March 31, 2004 and 2003 (as restated) in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The December 31, 2003 condensed consolidated balance sheet data (as restated) was derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC (“2004 Annual Report”) contemporaneously with this Form 10-Q filing, which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2004 Annual Report.

1. Accumulated Other Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income from December 31, 2003, to March 31, 2004 (in thousands):

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2003, Restated	$ 1,023	$ (1,253)	$ (1,891)	$ (2,121)
Current Period Change	75	5,588	-	5,663
Balance at March 31, 2004	$ 1,098	$ 4,335	$ (1,891)	$ 3,542

2. Restatement of Previously Issued Financial Statements

In the course of the Company’s work on its insurance company subsidiaries’ 2004 statutory financial statements, the Company identified significant adjustments relating to 2003 and other prior periods. The Company determined that the accounting errors also affected its consolidated financial statements prepared in accordance with generally accepted accounting principles as included in its previously filed 2003 annual and quarterly filings. Subsequent to this determination, the Company continued to work on the completion of its consolidated financial statements for 2004. This work resulted in the identification of additional adjustments affecting 2003 and prior years.

As a result, the Company has restated the accompanying condensed consolidated financial statements for the three months ended March 31, 2003. These restatement adjustments have been classified into the following areas:

Policy liabilities and Contractholder Deposit Funds – Following the filing of its 2003 Form 10-K, the Company engaged a new actuarial consulting firm to assist with the Company’s actuarial functions and the actuarial processes affecting financial statement preparation. The Company, along with the new firm, performed various reviews of the actuarial policy reserving process. Through this review, errors in to the Company’s 2003 and prior year consolidated financial statements were identified relating to policy liabilities and contractholder deposit funds as described below.

The most significant of the errors related to a unique block of life insurance policies. This block of policies consisted of several different policy types including hybrid fixed premium universal life policies and fixed premium interest sensitive whole life policies. These are relatively complex products that were not properly administered in some cases and, therefore, reserves were not recorded to cover all of the policy options. This block also required manual policy reserve calculations in many instances. Upon additional review of this block of business, errors in the reserving calculations were identified along with the determination that a significant number of policies had not been included in the reserving process.

Another significant adjustment related to contractholder deposit funds for annuity policies. Several annuity policies were misidentified in prior years as variable annuities and excluded from policy liabilities. Upon additional review, these policies have been appropriately identified as general account policies and included in the Company’s contractholder deposit fund liabilities.

As a result, corrected calculations and reserving processes for these policies were performed and the liability balances were increased for these corrections totaling $6.5 million, specifically, contractholder deposit funds totaling $4.8 million and future policy benefits totaling $1.7 million.

The Company also determined that there were errors in its process for calculating the liability for premiums received in advance related to policies processed on one of its policy administration systems. As a result, the Company developed a new program to correct the advance premium calculation process resulting in an increase to this liability of $365,000.

Various other errors were identified resulting in corrections primarily related to paid-up insurance coverages, manual policy processing, and accumulation of GAAP policy reserves and related reinsurance reserve credits. These resulted in an increase to reinsurance receivables of $291,000, with a reduction in future policy benefits of $17,000.

Reinsurance – As a result of the findings by a significant reinsurer and issues identified by the Company, the Company completed a comprehensive review of its reinsurance administrative systems. These systems generally rely on manual interface with the Company’s policy administration systems and general ledger. This manual interface, along with changes in retention policies which are based on covered individuals, resulted in errors in premiums ceded. As a result, restatement adjustments totaling $668,000 were made to appropriately cede premiums and reduce reinsurance receivables in accordance with the reinsurance agreements with various reinsurers.

Present Value of Future Profits of Acquired Businesses (PVFP) – The Company recorded a restatement adjustment totaling $56,000 for the amortization of PVFP in 2003 related to the correction of certain policy in-force data.

Excess of Net Assets Acquired Over Cost – In connection with the 2001 acquisition of ILCO, the Company allocated the purchase price to the fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting resulting in the recognition of an excess of net assets acquired over cost, also referred to as negative goodwill. Prior to its acquisition of ILCO’s remaining outstanding common shares on May 18, 2001, the Company accounted for ILCO under the equity method of accounting. The Company owned approximately 48% of ILCO’s common shares prior to May 18, 2001. The restatement adjustments to the Company’s equity in earnings of affiliate are therefore equal to approximately 48% of the related adjustments to ILCO’s retained earnings and total shareholders’ equity prior to May 18, 2001. Certain restatement adjustments as described in this Note, therefore, affected the fair value of the net assets acquired from ILCO and the cost of the investment in ILCO resulting in a decrease of $2.7 million in the remaining unamortized negative goodwill, which was recognized as a cumulative effect of a change in accounting principle in 2002 in accordance with SFAS No. 141 “Business Combinations”.

Income Taxes – Current and deferred Federal income tax provisions were recalculated to include the impact of the restatement adjustments as described herein, and to reflect the amount of taxes receivable from the IRS and the amount of deferred Federal income tax liability resulting from the utilization of the asset and liability method after consideration of the portion of the deferred tax asset that may not be realized pursuant to the requirements of SFAS No. 109,

“Accounting for Income Taxes.” The Company also determined that deferred taxes had not been established related to ILCO’s pension assets. Adjustments made to decrease the income tax receivable and reduce the deferred tax liability totaled $1.9 million, including an increase to accumulated other comprehensive income of $280,000 primarily as a result of changes to the deferred tax valuation allowance applied to other comprehensive income and the recalculation of deferred income taxes applied to the Company’s minimum pension liability.

Other Miscellaneous – The Company recorded the following additional restatement adjustments:

•	Correct agent advances for calculation errors in amounts collected by the Company, increasing accounts receivable $33,000
•	Correct the accounting of certain manually administered policy loans, decreasing policy loans $163,000
•	Establish sales tax accrual on actuarial consulting fees, increasing other liabilities $79,000
•	Adjustment of duplicate claims checks included in escheat liability and vacation benefits liability, reducing other liabilities by $95,000
•	Reduction of accrued interest on bond for which interest received was held in suspense totaling $52,000
•	Increase in a tax withholding liability totaling $54,000
•	Increase in agency receivables of $183,000
•	Reduction of accounts receivable for straight-line treatment of rental income totaling $86,000
•	Correction of agent commission liability of $255,000 and allowance for agents’ balances of $157,000 due to errors in programming of the Company’s commission rate structure totaling $98,000
•

Correction of treasury stock, increasing additional paid-in capital by $524,000 and common treasury stock by $122,000 and reducing other liabilities by $646,000, as a result of treasury shares distributed in 2003 in conjunction with the acquisition of the New Era companies. See Note 8 for additional details regarding the acquisition and subsequent sale of the New Era companies.

•

Establishment of cash account and liability for an unrecorded premium depository account totaling $249,000. Reclassifications of certain balance sheet and statement of operations items which were improperly classified, including amortization of DAC and PVFP of $121,000, premium revenue and policyholder benefits and expenses of $202,000, accrued investment income and accounts receivable of $395,000, reinsurance receivables and contractholder deposit funds of $303,000. Reclassifications also include 1) earned insurance charges and policyholder benefits and expenses from the prior year 2003 restatement for the first quarter totaling $190,000, and 2) policyholder benefits and expenses and interest expense on contractholders deposit fund totaling $513,000.

In addition to the above restatements, the statement of cash flows for the three months ended March 31, 2003 was also affected by the following items:

•	Adjustment to issuance of treasury stock of $27,000 due to issuance of treasury stock to 401 (k) participants, reclassifying change to other.
•	Adjustment of proceeds from sales or maturities of fixed maturities of $173,000, with offset to other, for accretion and amortization of bond discount and premium, respectively, previously included.

In the aggregate, the correction of these errors impacted the consolidated balance sheet as of December 31, 2003, and consolidated statements of operations for the three months ended March 31, 2003, as follows (in thousands):

As of December 31, 2003	Policy Liabilities and Contract-holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Investments:
Policy loans	$ -	$ -	$ -	$ (163)	$ -	$ (163)
Total investments	-	-	-	(163)	-	(163)
Cash and cash equivalents	-	-	-	249	-	249
Deferred policy acquisition costs	-	-	-	(121)	-	(121)
Present value of future profits of acquired businesses	-	-	56	121	-	177
Agency advances and other receivables	-	-	-	427	(117)	310
Reinsurance receivables	291	(650)	-	303	-	(56)
Accrued investment income	-	-	-	(447)	-	(447)
Total assets	$ 291	$ (650)	$ 56	$ 369	$ (117)	$ (51)

Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 4,768	$ -	$ -	$ 303	$ -	$ 5,071
Future policy benefits	2,063	-	-	-	-	2,063
Deferred federal income taxes	-	-	-	-	(2,036)	(2,036)
Other liabilities	-	18	-	(360)	-	(342)
Total liabilities	6,831	18	-	(57)	(2,036)	4,756
Shareholders’ equity:
Additional paid-in capital	-	-	-	524	-	524
Accumulated other comprehensive income	-	-	-	-	280	280
Retained earnings	(6,540)	(668)	56	(220)	1,639	(5,733)
Common treasury stock, at cost	-	-	-	122	-	122
Total shareholders’ equity	(6,540)	(668)	56	426	1,919	(4,807)
Total liabilities and shareholders’ equity	$ 291	$ (650)	$ 56	$ 369	$ (117)	$ (51)

For the three months ended March 31, 2003	Policy Liabilities and Contract-holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Revenues:
Premiums, net	$ 11	$ -	$ -	$ (45)	$ -	$ (34)
Earned insurance charges	-	-	-	(190)	-	(190)
Net investment income	-	-	-	(20)	-	(20)
Real estate income, net	-	-	-	(5)	-	(5)
Total revenues	11	-	-	(260)	-	(249)
Benefits and expenses:
Policyholder benefits and expenses	(4)	63	-	277	-	336
Interest expense on contractholder deposit funds	110	-	-	(513)	-	(403)
Amortization of deferred policy acquisition costs	-	-	-	30	-	30
Amortization of present value of future profits
of acquired business	-	-	-	(30)	-	(30)
Operating expenses	-	-	-	40	-	40
Total benefits and expenses	106	63	-	(196)	-	(27)
(Loss) income from continuing operations before
federal income taxes	(95)	(63)	-	(64)	-	(222)
Provision (benefit) for federal income taxes	-	-	-	-	(93)	(93)
Net (loss) income	$ (95)	$ (63)	$ -	$ (64)	$ 93	$ (129)

The effect of the above restatement adjustments on the results of operations and cash flows for the three months ended March 31, 2003, respectively, and financial position as of December 31, 2003, are as follows (in thousands):

	2003
	As Previously
	Reported	As Restated
Consolidated Balance Sheet as of December 31, 2003:
Investments:
Policy loans	$ 42,615	$ 42,452
Total investments	688,927	688,764
Cash and cash equivalents	82,187	82,436
Deferred policy acquisition costs	54,940	54,819
Present value of future profits of acquired businesses	20,919	21,096
Agency advances and other receivables	9,931	10,241
Reinsurance receivables	40,034	39,978
Accrued investment income	7,142	6,695
Total assets	$ 1,286,095	$ 1,286,044

Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 588,810	$ 593,881
Future policy benefits	167,181	169,244
Deferred federal income taxes	8,369	6,333
Other liabilities	25,655	25,313
Total liabilities	1,176,979	1,181,735
Shareholders’ equity:
Additional paid-in capital	69,867	70,391
Accumulated other comprehensive income	(2,401)	(2,121)
Retained earnings	62,721	56,988
Common treasury stock, at cost	(23,575)	(23,453)
Total shareholders’ equity	109,116	104,309
Total liabilities and shareholders’ equity	$ 1,286,095	$ 1,286,044

	2003
	As Previously
	Reported	As Restated
Consolidated Statements of Operations for the three months ended
March 31, 2003:
Revenues:
Premiums, net	$ 8,228	$ 8,194
Earned insurance charges	10,578	10,388
Net investment income	8,891	8,871
Real estate income, net	425	420
Net realized gains (losses)	1,551	1,551
Other revenue	595	595
Total revenues	30,268	30,019
Benefits and expenses:
Policyholder benefits and expenses	9,426	9,762
Interest expense on contractholder deposit funds	7,332	6,929
Amortization of deferred policy acquisition costs	3,424	3,454
Amortization of present value of future profits of acquired business	878	848
Operating expenses	9,394	9,434
Total benefits and expenses	33,369	33,342
(Loss) income from continuing operations before
federal income taxes	(3,101)	(3,323)
Provision (benefit) for federal income taxes	(464)	(557)
(Loss) income from continuing operations	(2,637)	(2,766)
Net (loss) income	$ (2,637)	$ (2,766)
Net loss per share (basic and diluted)	$ (0.27)	$ (0.29)

	2003
	As Previously
	Reported	As Restated
Consolidated Statements of Cash Flows for the
three months ended March 31, 2003:
Cash flows from operating activities:
Net loss	$ (2,637)	$ (2,766)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of deferred policy acquisition costs	3,424	3,454
Amortization of present value of future profits of acquired business	878	848
Changes in assets and liabilities:
Increase in accrued investment income	(691)	(674)
Increase in agency advances and other receivables	(1,502)	(1,449)
Increase in policy liabilities and accruals	635	436
Increase in other liabilities	2,690	2,449
Decrease in deferred federal income taxes	(1,774)	(1,808)
Other, net	626	799
Net cash used in operating activities	(20,086)	(20,446)
Cash flows from investing activities:
Net decrease in policy loans	728	722
Proceeds from sales and maturities of fixed maturities	140,712	140,539
Net cash (used in) provided by investing activities	16,053	15,874
Net decrease in cash	$ (8,219)	$ (8,755)

3. Change in Accounting Principles

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts.” AcSEC developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the provisions of SOP 03-01 at January 1, 2004, resulting in an increase to income as a cumulative effect of a change in accounting principle totaling $229,000, net of taxes, as reflected in the accompanying 2004 condensed consolidated statement of operations for the three months ended March 31, 2004. The Company has certain universal life insurance products that are credited with bonus interest after applicable qualifying periods. The adoption of the new accounting principle resulted in a change in the pattern of recognition of the bonus interest expense.

4. Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
		2003
	2004	(Restated) (1)
	(in thousands except per share data)

BASIC:
Loss from continuing operations before cumulative
effect of change in accounting principle	$ (2,500)	$ (2,766)

Weighted average common shares outstanding	9,792	9,603

Basic loss per share	$ (0.25)	$ (0.29)
DILUTED:
Loss from continuing operations before cumulative
effect of change in accounting principle	$ (2,500)	$ (2,766)

Weighted average common shares outstanding	9,792	9,603
Common stock options	-	-
Common stock and common stock equivalents	9,792	9,603

Diluted loss per share	$ (0.25)	$ (0.29)

(1) See Note 2

Options to purchase 650,000 shares of common stock at $16.42 were outstanding at March 31, 2004, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods in which a loss from operations was incurred. Options to purchase 206,650 shares of common stock at prices ranging from $8.18 to $14.30 were outstanding at March 31, 2003, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods in which a loss from operations was incurred.

5.      Retirement Plans

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

d.	Effective March 31, 2004, all employees covered under the plan were terminated. No new employees are permitted to enter or re-enter the plan.

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 30 years.

A curtailment occurred on January 1, 2004 when the decision was made to terminate the employment of all active participants in the plan as discussed in item (d) above. Because the plan's unrecognized losses exceeded the decrease in projected benefit obligation (“PBO”) caused by the curtailment as of January 1, 2004, the SFAS No. 88 curtailment charge recognized in the 2004 expense was zero. (The plan was subsequently amended to prevent any new or rehired employee from entering or reentering the plan in the future. Thus, the plan is now frozen.)

A settlement occurred on December 31, 2004 of several former employees’ plan obligations through the payment of lump sums. A settlement occurs whenever the lump sums paid during the year exceed the sum of the plan's Service Cost and Interest Cost components of expense for that year. The settlement resulted in the recognition of a $399,000 charge to expense in the 4th quarter of 2004.

The pension costs for the Family Life Pension Plan include the following components at March 31, 2004:

Three months ended March 31,

Service cost for benefits earned during the year	$ -
Interest cost on projected benefit obligation	126,983
Expected return on plan assets	(108,056)
Amortization of unrecognized prior service cost	-
Amortization of unrecognized (gains)/losses	19,276
Recognition of net loss due to settlement	-

Net periodic benefit cost	$ 38,203

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

A curtailment occurred on December 31, 2004 when the plan was amended to freeze accrued benefits for all participants except for Rule of 68 Non-Highly Compensated Employees (NHCEs). (A Rule of 68 Participant is a Participant who was an Employee on December 31, 2004 and for whom the sum of the Participant’s age in years and fractions thereof and service in years and fractions thereof was greater than or equal to 68 years as of December 31, 2004. A Rule of 68 NHCE is a Rule of 68 Participant who was not a Highly Compensated Employee, as defined under IRC Section 414(q), as of December 31, 2004.) Because the plan’s unrecognized losses exceeded the decrease in the projected benefit obligation caused by the curtailment as of December 31, 2004, the SFAS No. 88 curtailment charge recognized in the 2004 expense was zero.

The pension costs for the ILCO Pension Plan include the following components at March 31, 2004:

Three months ended March 31,

Service cost for benefits earned during the year	$ 145,556
Interest cost on projected benefit obligation	283,352
Expected return on plan assets	(342,053)
Amortization of unrecognized prior service cost	-
Amortization of unrecognized (gains)/losses	43,775
Recognition of net loss due to settlement	-

Net periodic benefit cost	$ 130,630

6. Stock Option Plans and Other Equity Incentive Plans

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure.” SFAS No. 123 allows companies to follow existing accounting rules (APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the company recognized expense for stock-based awards based on their fair value at date of grant.

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma income information is as follows:

Three Months Ended March 31,
2003
	2004	(Restated) (1)
(in thousands except per share data)

Net loss as reported	$ (2,271)	$ (2,766)
Pro forma compensation expense, net of tax benefits	-	-
Net loss - pro forma	$ (2,271)	$ (2,766)

Net loss per share:
Basic as reported	$ (0.23)	$ (0.29)
Diluted as reported	$ (0.23)	$ (0.29)
Basic - pro forma	$ (0.23)	$ (0.29)
Diluted - pro forma	$ (0.23)	$ (0.29)

(1) See Note 2

7. Dividends Declared

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

8. Acquisition of Subsidiaries and Related Transactions

The Company acquired Paragon Benefits, Inc., The Paragon Group, Inc., Paragon National, Inc., Total Consulting Group, Inc., and JNT Group, Inc. (collectively the “New Era companies”) in June, 2003, for approximately $4.2 million in cash and 47,395 shares of FIC common stock with a fair market value of $646,000 which were distributed from treasury shares in June 2003. The New Era companies consulted in the design of planned benefit programs for secondary school systems, provided administrative services for the related plans, insurance brokerage services to plan participants, and investment advisory services for such plans and other clients. In connection with the acquisition, the six principals of the New Era companies entered into three-year and five-year employment agreements under which they would receive FIC stock, with a market value of approximately $2.4 million on the date of the agreements, during the term of their employment. The purchase price of the New Era companies and the grants of stock pursuant to the employment contracts were not tied to the future performance of the New Era companies.

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

The loss from operations of the New Era companies for the period from acquisition through December 31, 2003, was $1.2 million. The Company also incurred a loss of $4.9 million on the sale of the New Era companies. These losses and the aggregate $50,000 in cancellation payments to the principals totaled $6.1 million, which was recorded as a loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

9. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. This statement is effective for all awards granted, modified, repurchased, or cancelled after June 15, 2005, and, as a result, the Company will adopt SFAS 123(R) beginning January 1, 2006. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. As a result, and due to the restatement included within the accompanying 2003 consolidated financial statements, the Company adopted SFAS No. 154 for the correction of errors reported after December 31, 2005.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”), issued Statement of Position (“SOP”) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments.” The SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company has not completed an assessment of the estimated impact of SOP 05-01 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 and does not expect adoption to have a material impact on the Company's consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158 – “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  Under this new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.  The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the consolidated financial statements for the year ending December 31, 2006.

10. Commitments and Contingencies

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

The settlement provides for payments aggregating $3 million by the Company to Roy Mitte in equal installments of $1 million on June 1, 2003, June 1, 2004 and June 1, 2005, with a provision for acceleration of payments in the event of a change in control. The settlement agreement also includes provisions whereby, the Company agrees (i) to use reasonable efforts to locate purchasers over a two-year period for 1,552,206 shares of FIC common stock owned by the Foundation at a price of $14.64 per share, (ii) to purchase (or, alternatively, locate a purchaser) on or before June 1, 2003 for 39,820 shares of FIC common stock owned by Roy Mitte and 35,520 shares of common stock held in the ESOP account of Roy Mitte, at a price of $14.64 per share. The agreement also includes provisions related to the continuation of health insurance of Roy and Joann Mitte and payment for the cancellation of options held by Roy Mitte to purchase 6,600 shares of FIC common stock. The Company has recognized a charge of $2.9 million in 2003 for the discounted amounts to be paid under the settlement agreement, which is reflected in the consolidated statement of operations for the three months ended March 31, 2003, as litigation settlement.

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

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company. The suit alleges that the Company refuses to hold a shareholder meeting because FIC is currently unable to comply with Rule 14a-3 of the Securities Exchange Act of 1934. The Company claims that because FIC is not currently in a position to solicit proxies in connection with an annual meeting, or to provide an annual report to its shareholders, FIC does not believe it is currently able to hold an annual shareholders’ meeting at which its shareholders will be fully informed or represented. The suit is brought under Article 2.24(B) of the Texas Business Corporation Act, which states that if an annual meeting of shareholders is not held within any 13-month period and a written consent of shareholders has not been executed instead of a meeting, any court of competent jurisdiction in the county in which the principal office of the corporation is located may, on the application of any shareholder, summarily order a meeting to be held. Mr. Porter is asking the Court to compel the Company to have a shareholder meeting; to order FIC to send notice of the meeting to the Company’s shareholders at its expense; to order the Company to provide Mr. Porter with a list of shareholders as of the record date for the meeting, and for costs and attorney’s fees. The Company filed its answer on June 30, 2006. On July 18, 2006, plaintiffs filed a motion to compel an annual shareholders meeting. On August 7, 2006, the Company entered into an Agreed Order On Plaintiff’s Motion to Compel Annual Shareholders Meeting (the “Order”) and agreed (1) to hold an annual shareholders meeting for the election of directors on December 6, 2006, even if the Company has not filed all relevant financial statements with the SEC or whether management is able to solicit proxies for the meeting; (2) that the record date for the annual shareholders meeting shall be October 24, 2006 (the “Record Date”); (3) that on or before October 27, 2006, the Company shall serve Mr. Porter with a complete list of shareholders as of the Record Date and (4) in the event that the Board of Directors of FIC, between the date of the Order and the December 6, 2006 annual meeting, votes to sell either or both of FIC’s life insurance subsidiaries without first obtaining approval of FIC’s shareholders, FIC will announce such impending transaction to the public through a Form 8-K filed with the SEC, and will agree to allow Mr. Porter a reasonable amount of expedited discovery prior to the closing of such transaction(s) so that Mr. Porter may determine whether or not to seek a restraining order or temporary injunctive relief preventing the closing of such transaction(s). In such event, Mr. Porter will also appear for deposition by the Company’s counsel, at a mutually agreeable time and place prior to any hearing on an application for restraining order or temporary injunctive relief.

Litigation with Otter Creek Partnership I, L.P.

During 2003, Otter Creek Management Inc., (“Otter Creek Management”), solicited proxies for the Company’s 2003 Annual Meeting of Stockholders (the “2003 Annual Meeting”) held on July 31, 2003, seeking the election of seven nominees to the Board of Directors of the Company in opposition to the ten candidates selected by the then incumbent Board of Directors. Otter Creek Management is an investment advisory firm that manages three investment funds that are shareholders of the

Company: Otter Creek Partners I, LP (“Otter Creek Partners”), Otter Creek International Ltd. and HHMI XIII, LLC (together with Otter Creek Management and Otter Creek Partners, “Otter Creek”).

In connection with this solicitation of proxies, on June 13, 2003, Otter Creek Partners commenced a lawsuit in the District Court in Travis County, Texas, Cause No. GN302872 (the “Litigation”) seeking, among other things, to compel the Company to hold the previously delayed 2003 Annual Meeting. Otter Creek also sought in the Litigation to neutralize the effect of a proxy obtained by the Company from the Mitte Family (the “Mitte Proxy”) the preceding month whereby the incumbent board was able to vote 1,627,610 shares in favor of its nominees.

Following the initiation of this litigation and a hearing before the court, the court ordered the Company not to amend its bylaws in a manner that would adversely affect voting or other matters relating to the Annual Meeting and election of directors and not to reschedule such Annual Meeting scheduled for July 31, 2003, or the record date of the Annual Meeting.

At the meeting, six of the seven Otter Creek nominees were elected to the Board: R. Keith Long, J. Bruce Boisture, Salvador Diaz-Verson Jr., Patrick E. Falconio, Richard H. Gudeman and Lonnie L. Steffen. The shares covered by the Mitte Proxy were all voted in favor of the incumbent nominees at the 2003 Annual Meeting. Had Otter Creek been successful in neutralizing the effect of the Mitte Proxy, all seven of the Otter Creek nominees would have been elected.

Following the 2003 Annual Meeting, Otter Creek and FIC completed a settlement with respect to the lawsuit in December 2003. Under the settlement agreement, the Company reimbursed Otter Creek for $250,000 in proxy expenses in 2003. An additional $475,000 of proxy and litigation expenses will be submitted to the Company’s shareholders for approval at the next Annual Meeting of Shareholders. If payment of the additional $475,000 is so approved, the amount will be expensed by the Company in the year of approval. The Board of Directors will recommend that shareholders approve the reimbursement. The settlement also included mutual releases between the Company and Otter Creek and its affiliates. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P.

Litigation with Former Employee of Subsidiary

In October 2003, the Company placed Earl Johnson, the then-president of JNT Group, Inc. (“JNT”), a subsidiary of FIC that was later sold in December 2003 in the sale of the New Era companies, on administrative leave pending an investigation of matters related to (1) Johnson’s alleged termination of an employee in response to her request for information regarding her workers’ compensation rights arising out of an injury and (2) his co-mingled and disorganized bookkeeping of JNT’s client accounts with those of a personal business owned by Mr. Johnson and run by him at the same office (using the Company’s employees to do so). Soon after being interviewed in the course of that investigation, Mr. Johnson resigned, alleging good reason under his employment agreement with a subsidiary of FIC, on the ground that the change in the composition of the Board of Directors of FIC following the 2003 Annual Meeting of Shareholders resulted in a “change of control” under the provisions of his employment agreement. The employment agreement provided that if Mr. Johnson were to voluntarily terminate his employment for good reason, he would receive compensation and benefits for the remainder of the three-year term of the agreement and would become fully vested in 17,899 restricted shares of FIC stock. The Company notified Mr. Johnson that his resignation was not for “good reason” pursuant to his employment agreement. Under that agreement, termination without good reason results in forfeiture of future salary and benefits, as well as forfeiture of the restricted shares of FIC common stock.

In November 2003, Mr. Johnson and his wife, Carol Johnson, filed suit in Harris County, Texas District Court against the Company, FIC Financial Services, Inc. (“FICFS”) and an employee of the Company. The suit, which sought an unspecified amount of damages and injunctive relief, alleges that the defendants interfered with the non-JNT contract and business relationships of the plaintiffs, made slanderous statements regarding the plaintiffs, and accessed computer files at the JNT offices relating to the non-JNT business relationships of the plaintiffs, without the consent of the plaintiffs. The suit also alleged conspiracy, conversion, and various other torts, all related to the defendants’ investigation of plaintiff’s business practices at JNT.

Subsequently, Mr. Johnson filed a demand for arbitration under his employment agreement, which has a mandatory arbitration clause. In the arbitration, Mr. Johnson sought damages for breach of contract and various other benefits relating to the termination of his employment contract, totaling $913,133.40. In connection with the arbitration, FIC submitted a counter-claim, alleging that Mr. Johnson committed multiple breaches of his employment agreement, and that he breached his fiduciary duty to FIC as a result of his actions in conducting the business of JNT, thereby entitling FIC to a dismissal of plaintiff’s claims. Prior to the hearing on the arbitration, the Harris County Court ordered that the matters raised in that lawsuit by Mr. Johnson (though not Carol Johnson) be combined with the arbitration.

An arbitration hearing on Johnson’s contract claims was conducted in April 2005. On July 21, 2005, the Arbitrator issued an interim award in which he denied all of Johnson’s claims for breach of contract, as well as Johnson’s claims with respect to the restricted shares of FIC stock. In denying Johnson’s claims, the Arbitrator concluded that:

(1)

Johnson had committed multiple and material breaches of his employment agreement by operating a personal tax and accounting business out of office space and using employees, utilities and other items, all paid for by FICFS; by engaging in a self-dealing transaction involving the payment to himself of $25,000 out of funds held by JNT in a suspense account, an account to which JNT owed fiduciary duties to its customers and clients; and by firing an employee of JNT on the same day that the employee inquired about possible workers compensation benefits in connection with an on-the-job injury,

(2)

Johnson’s breaches of his employment agreement occurred prior to the time that he was placed on administrative leave, thereby precluding him from maintaining a breach of contract suit against FIC and FICFS, and

(3)

The change in the majority of the Board of Directors of FIC resulting from the 2003 Annual Meeting of FIC’s shareholders did not constitute a “change of control” under Johnson’s employment agreement, thereby denying Johnson’s claim that he was entitled to a “good reason” termination of his employment agreement.

In addition, the Arbitrator awarded FICFS $28,000, plus interest at the rate of 6% per annum from July 21, 2005, to the date of payment, with respect to Johnson’s unauthorized conversion of funds held in the JNT suspense account. The order confirming the arbitration award was signed on February 27, 2006, by the Harris County district judge and the Company is currently pursuing collection of the judgment. No amounts have been recorded in the Company’s financial statements for such judgment.

With respect to the matters raised by Mr. Johnson in the Harris County lawsuit, which were referred by the Court to the arbitration, following his loss in the arbitration of the employment agreement, Mr. Johnson notified the Arbitrator that he would not pursue arbitration of his other claims. In addition, in May 2006, Mrs. Johnson filed a notice of non-suit with respect to the claims made by her in the Harris County lawsuit. Accordingly, this matter is now closed.

Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.

On June 2, 2005, Equita and M&W Insurance Services, Inc. (“M&W”) filed a civil suit in Travis County, Texas District Court against the Company. The suit alleges that, in entering into certain agreements with the plaintiffs, the Company made certain misrepresentations and omissions as to its business and financial condition. The agreements referenced in the suit consist of (a) an option agreement entered into in June 2003 between Equita and the Company, granting Equita the right to purchase shares of FIC’s common stock at $16.42 per share, if certain sales goals were achieved under an exclusive marketing agreement between Equita and a subsidiary of the Company (the “Option Agreement”), (b) a stock purchase agreement entered into in June 2003 between M&W and the Roy F. and Joann Cole Mitte Foundation, pertaining to the purchase of 204,918 shares of FIC’s common stock (the Stock Purchase Agreement”), and (c) a registration rights agreement entered into in June 2003 among the plaintiffs and the Company, whereby the Company agreed to file and maintain a shelf registration statement which respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation or which may be acquired in the future by Equita under the option agreement (the “Registration Rights Agreement,” and, collectively, the “Agreements”).

The suit alleges that the Company breached the provisions of the Option Agreement by refusing to indemnify the plaintiffs for losses relating to the alleged breach of certain representations and warranties included in the Option Agreement. The plaintiffs also allege that the Company required M&W to purchased 204,918 shares of FIC common stock from the Mitte Foundation as a condition of Equita’s obtaining, in June 2003, an exclusive marketing agreement with a subsidiary of the Company pertaining to the distribution of insurance products in the “senior market” (the “Marketing Agreement”), and that such requirement was motivated by the desire of the Company’s management to obtain certain proxy rights obtained under a settlement agreement with the Mitte Foundation and the Mitte family. The plaintiffs further allege that the Company breached the provisions of the Registration Rights Agreement by failing to file a shelf registration with the SEC with respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation and the shares which may be acquired in the future by Equita under the provisions of the Option Agreement. The plaintiffs seek rescission of the Agreements; damages in an amount equal to the $3 million that M&W paid to acquire FIC shares from the Mitte Foundation, together with interest and attorney’s fees and unspecified expenses; and an unspecified amount of exemplary damages.

Late in 2005, the Company’s two life insurance subsidiaries, Investors Life and Family Life, intervened in the lawsuit to assert claims that Equita had breached its obligations under the Marketing Agreement with respect to the distribution of insurance products, thereby causing damages to the life insurance subsidiaries. Equita moved to dismiss the intervention, but at a hearing on December 20, 2005, the court denied Equita’s motion. As a result, Investors Life and Family Life will be permitted to assert their claims against Equita in this lawsuit.

Deposition discovery with respect to both the case filed by Equita and M&W, and the claims in intervention asserted by Family Life and Investors Life, is set to begin in October of 2006.

In response to a motion for partial summary judgment, the Company has stipulated to certain elements of some of the causes of action asserted by Equita and M&W, including that certain representations and warranties made in the Option Agreement were partially incorrect, and that FIC was unable to comply with certain of its obligations under the Option Agreement. FIC did not stipulate, and continues to dispute, other elements of certain of the causes of action asserted by Equita and M&W, and disputes other causes of action in their entirely. FIC intends to vigorously oppose the lawsuit and any effort by Equita and M&W to recover damages from FIC, and the life insurance subsidiaries intend to vigorously prosecute their claims in intervention against Equita.

Shareholder Claim

The Company received a demand letter in April 2004 from a law firm representing an individual shareholder (Mr. Cook) who owns 530 shares of the Company’s common stock, which letter set forth certain allegations and notified the Registrant that the shareholder intended to file a shareholder derivative lawsuit (the “Demand Letter”).

In May 2004, FIC, by and through its Special Litigation Committee, filed a petition in the 250th District Court of Travis County, Texas (the “Court”), seeking to have the Court appoint a panel of independent and disinterested persons pursuant to Section H (3) of Article 5.14 of the Texas Business Corporation Act to investigate the allegations, and stay any shareholder derivative actions. Subsequently, on June 1, 2004, the Court issued an Order appointing Eugene Woznicki, Kenneth S. Shifrin, John D. Barnett and F. Gary Valdez as a panel of independent and disinterested persons (the “Panel”) to make determinations contemplated by Section F of Article 5.14 of the Texas Business Corporation Act in connection with the Demand Letter and staying any shareholder derivative actions relating to the letter until the Panel’s review was completed and a determination was made by the panel as to what, if any, further action was to be taken. Messrs. Woznicki, Shifrin and Barnett are independent directors of FIC. Mr. Valdez is neither a director nor an employee of FIC. Mr. Valdez is the founder and president of Focus Strategies, L.L.C. and is active in various community and civic organizations in the Austin, Texas area.

Following an extensive review of the claims made by the individual shareholder, the Panel, in January 2005, filed with the court a Petition for Declaratory Judgment pursuant to the Texas Declaratory Judgments Act and Article 5.14 of the Texas Business Corporations Act (the “Petition”). The Petition describes the process used by the Panel and its counsel in considering the matters raised in the Demand Letter and the submittal provided by counsel for the shareholder. The Petition advised the Court that, after consideration of the evidence obtained through its inquiry, the Panel had unanimously made a good faith determination that the continuation of the Committee’s derivative proceeding and the commencement of any further derivative proceedings based on the allegations made by the individual shareholder was not in the best interests of FIC.

On October 10, 2005, the 250th District Court of Travis County, Texas, heard for trial on the merits the matters raised by the Panel in the Petition (Financial Industries Corporation v. Tom Cook (Cause No. GN 401513). After consideration of the pleadings, evidence and authorities submitted by counsel for the Company, the Court issued a Final Judgment on October 10, 2005, in which it ruled that the determinations made by the Panel, as reflected in a report submitted to the Court by a Special Litigation Committee appointed by the Registrant’s Board of Directors, were made: (1) in good faith, (2) after the Panel conducted a reasonable inquiry, and (3) based on the factors deemed appropriate under the circumstances by the Panel. The Court’s ruling otherwise dismissed with prejudice the derivative proceedings involved in this matter. The Final Judgment was approved as to form and substance by counsel for the Registrant and by counsel for the defendant.

Management Conclusion on Legal Proceedings

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of the foregoing legal proceedings will have on the Company’s results of operations, financial position or cash flows.

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

11. Subsequent Events

Sale of Real Estate

On June 1, 2005, the Company sold the River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross purchase price of $103 million. The office complex is located in Austin, Texas. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One for a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation of the lease at March 31, 2008. The Company will realize a gain of $10.1 million on the sale, which includes both a current 2005 realized gain of $8.0 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

At March 31, 2004, the Company had $708,000 of real estate held for sale, consisting of seven properties. One of these properties was sold in 2004, three were sold in 2005 and the remaining three properties were sold in early 2006. Realized gains on the sales totaled $139,000, $761,000 and $517,000 in 2004, 2005 and 2006, respectively.

Amendment of Subordinated Loans

FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at March 31, 2004. With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of March 31, 2004, compared with December 31, 2003, and its results of operations for the three months ended March 31, 2004, compared with the same period last year. This discussion should be read in conjunction with the consolidated financial statements included in FIC’s Form 10-K for the year ended December 31, 2004, filed with the SEC contemporaneously with this Form-Q filing.

Restatement

In this Item 2, references to results for the quarter ended March 31, 2003 are to restated results. As discussed in the Notes to the Condensed Consolidated Financial Statements above, the Company has restated the consolidated financial statements for the year ended December 31, 2003 and the unaudited condensed consolidated financial statements for the four quarters of 2003. The details of the significant adjustments and resulting restatement are described in Note 2 of the accompanying consolidated financial statements.

Results of Operations - Three Months Ended March 31, 2004 and 2003

For the three-month period ended March 31, 2004, FIC’s net loss was $2.3 million (basic and diluted loss of $.23 per common share) on revenues of $28.9 million as compared to net loss of $2.8 million (basic and diluted loss of $.29 per common share) on revenues of $30.0 million in the first three months of 2003.

In 2004, FIC’s net loss was affected by the following significant and unusual items:

•

Significantly higher policyholder benefits and expenses totaling $13.4 million for the three months ended March 31, 2004, compared to $9.8 million for the same period in 2003. A substantial portion of this increase was related to higher death benefits.

•

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts.” This resulted in recognizing additional income totaling $229,000, net of taxes, as a cumulative effect of change in accounting principle in 2004. The implementation of this SOP changed the pattern of recognition of bonus interest credited to contractholders for certain of the Company’s insurance products.

•

Significant auditing, actuarial, accounting, consulting, and legal fees were incurred throughout 2004, much of which was associated with the internal review of the Company’s financial accounts and resulting restatement of prior years’ financial statements as reported in its 2003 Form 10-K filing.

In 2003, FIC’s net loss was affected by the following significant and unusual item:

•

$2.9 million of expense related to the settlement of the litigation between FIC and Roy F. Mitte (the former Chairman and Chief Executive Officer of the Company) and the Roy F. and Joann Cole Mitte Foundation.

The above described significant and unusual items need to be taken into consideration in drawing comparisons between the operating results for the three months ended March 31, 2004 and 2003.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Both renewal premiums and first-year premiums have declined from 2003 to 2004. Premium income for the first three months of 2004, net of reinsurance ceded, was $6.8 million, as compared to $8.2 million in the first three months of 2003. This source of revenues is related to the traditional life insurance book of business of FIC's insurance subsidiaries. The decrease in premium income reflects the run-off in the Company's existing traditional life insurance book of business. This decrease in renewal premiums is exceeding first year premium production levels, resulting in the overall decline in premium revenues on traditional life insurance products.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Annual charges made against these deposits are reported as revenue. For the three months ended March 31, 2004 and 2003, annuity deposits and UL premiums totaled $12.5 million and $12.6 million, respectively.

The slight decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products in periods subsequent to 2003 due primarily to the current interest-rate environment and certain design features of FIC’s current annuity products.

Earned insurance charges totaled $10.4 million for the first three months of 2004, as compared to charges of $10.4 million in the same period of 2003. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges.

Net investment income for the first three months of 2004 was $8.5 million as compared to $8.9 million in the same period of 2003. The decrease in net investment income from 2003 to 2004 was primarily attributable to 1) a decline in the income received from the Company’s interest-bearing investments, resulting from decreasing interest rates during 2003 and 2004 and 2) significant reinvestment of investment proceeds from sales, maturities, and mortgage-backed security prepayments in lower-yielding securities during this period.

Real estate income is primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Real estate income (revenues from leases less associated operating expenses and depreciation) was relatively comparable totaling $445,000 and $420,000 for the three-month period ended March 31, 2004 and 2003, respectively. In June 2005, the Company sold the River Place Pointe property, and accordingly, the Company will no longer have significant real estate-related income subsequent to June 2005 as the sales proceeds were reinvested primarily in fixed maturity securities.

Net realized investment gains were $2.1 million in the first three months of 2004, as compared to $1.6 million in the first three months of 2003. The realized gains for 2004 were primarily from the sales of fixed maturity securities and one of the Company’s real estate properties classified as held for sale. The realized gains for 2003 were primarily from the sales of fixed maturity securities.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $13.4 million in the first three months of 2004, as compared to $9.8 million in the first three months of 2003. The increase in policyholder benefits and expenses was primarily attributable to higher death claims and increases in policy liabilities for traditional life insurance policies.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $5.9 million in the first three months of 2004, as compared to $6.9 million in the same period of the year 2003. The decrease in interest expense in 2004 was primarily attributable to reductions in interest rates credited to policyholders, as the Company managed its interest spread in response to the low and declining interest rates that characterized 2004 and 2003.

With the decline in market interest rates from 2001, there can be effects on the interest spread which is the difference in the Company’s investment portfolio rate and the interest rates credited on policyholder contracts for universal life insurance and annuities. The Company responded to the lower market rates by lowering many of the credited rates on its policies during 2003 and 2004. However, universal life insurance and annuity policies have contractual minimum guaranteed rates and credited rates cannot be lower than such minimums. Because many of the Company’s policies have minimum guaranteed rates of 4.0%, the market interest rate environment in recent years has put pressure on the Company’s interest spread.

Amortization of deferred policy acquisition costs (DAC) for the first three months of 2004 was $3.2 million, as compared to $3.5 million in the same period in 2003. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. DAC is amortized over the premium-paying period of the policies in proportion to estimated annual premium revenue for traditional life insurance business. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period.

Present value of future profits on acquired businesses (PVFP) is amortized in a similar manner as DAC, as previously described, for traditional and interest sensitive business. Amortization of PVFP totaled $946,000 and $848,000 for the three months ended March 31, 2004 and 2003, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first three months of 2004 were $8.3 million, as compared to $9.4 million in the first three months of 2003. This decrease in the level of operating expenses is primarily the result of several unusual items occurring during the first quarter of 2003. The operating expenses for the three months ended March 31, 2003, included: (i) legal expenses related to litigation and proxy matters; and (ii) fees paid to Solomon Smith Barney related to the matter set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003.

During 2004, the Company took significant steps to reduce the level of general operating expenses. Subsequent to the changes in the Board and management in late 2003 and early 2004, a comprehensive review of the Company’s staffing and operational structure was performed. This review identified numerous opportunities in these areas for reductions in the Company’s cost structure, given the current levels of sales and business in force. Accordingly, significant reductions in staffing levels were achieved in late 2003 and during 2004. The Company also closed its Seattle branch office and records storage facility, upgraded various operating and accounting systems, and restructured employee benefit programs.

In addition to normal operating expenses, the Company incurred litigation expense of $2.9 million in the first three months of 2003 related to the Mitte Settlement (see Note 10, “Commitments and Contingencies” in the accompanying condensed consolidated financial statements for further discussion of the Mitte Settlement). This expense was reflected separately as litigation settlement in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2003.

Interest expense for 2004 and 2003 totaled $201,000 and $0, respectively. The interest expense relates to debt service on $15 million the Company borrowed in 2003 through issuance of trust preferred notes (the “2003 Notes”). The Company utilized the borrowing proceeds to pay for its acquisition of the New Era Companies and to repay advances that it had received from one of its insurance company subsidiaries for operating expenses. The 2003 Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%.

Taxes

The provision for federal income taxes on loss from operations, before cumulative effect of change in accounting principles, reflects tax benefits totaling $634,000 and $557,000 for the three months ended March 31, 2004 and 2003, respectively. These tax amounts equate to effective tax benefit rates of (20.2%) and (16.8%) for the three months ended March 31, 2004 and 2003, respectively. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company is due to the establishment of a valuation allowance and increases to this allowance for deferred tax assets. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance wholly owned subsidiaries.

Change in Accounting Principle

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts.” This resulted in recognizing additional income totaling $229,000, net of taxes, as a cumulative effect of change in accounting principle in 2004. The implementation of this SOP resulted in a change in the pattern of recognition of bonus interest credited to contractholders for certain of the Company’s insurance products.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is an insurance holding company whose principal assets consist of its ownership interests in its insurance subsidiaries - Family Life Insurance Company (“Family Life”) and Investors Life Insurance Company of North America (“Investors Life”). As a holding company, FIC’s ability to pay interest and principal on its debt, pay its expenses, and pay dividends on its common stock depend substantially upon its receipt of dividends or other cash flow from its subsidiaries.

Liquidity management is designed to ensure that adequate funds are available to meet all current and future financial obligations. The Company meets its liquidity requirements primarily by positive cash flows from the operations of subsidiaries, and to a lesser extent, cash flows provided by investing activities. Proper liquidity management is crucial to preserve stable, reliable, and cost-effective sources of cash to meet the future benefit payments under our various insurance and deposit contracts, pay operating expenses (including interest and income taxes), and maintain reserve requirements. In this process, we focus on our assets and liabilities, and the impact of changes in both short-term and long-term interest rates, market liquidity and other factors. We believe we have the ability to generate adequate cash flows for operations on a short-term and a long-term basis.

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of March 31, 2004, Investors Life held $15.4 million of notes receivable from FIC (the “Affiliated Notes”) that represented the remaining indebtedness related to the Family Life acquisition. Although this intercompany indebtedness is eliminated on FIC’s condensed consolidated balance sheets, it creates a debt service requirement at the holding company level. In June 2004, with approval of the Texas Department of Insurance, the Affiliated Notes were amended to provide for:

(a)	no principal payments until March 12, 2006;
(b)	principal payments each quarter of $1,536,927, commencing March 12, 2006, and ending with a final payment on June 12, 2008; and
(c)	interest payments each quarter, at an annual rate of 5.0%.

Again with the approval of the Texas Department of Insurance, the loans were restructured as of March 8, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009.

The holding company’s other principal liquidity requirement is debt service on the $15 million of 2003 Notes that it issued in connection with the acquisition of the New Era Companies and to repay advances it had received from one of its insurance company subsidiaries for operating expenses. These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2%. The principal amount of the 2003 Notes must be repaid in a single payment in 2033.

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

The ability of Family Life and Investors Life to pay dividends to FIC and meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Family Life and Investors Life can pay such dividends by (a) including the “greater of" standard for payment of dividends to shareholders and (b) requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of" standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the capital and surplus or (ii) the insurer's net gain from operations for the previous year.

In June 2004, FIC, with the approval of the Texas Department of Insurance, created a service company subsidiary and transferred to it many of the administrative functions of the insurance companies. The new service company charges each insurance company a monthly service fee that is calculated using a formula based on policies under management, new policies issued, managed assets, and other factors. Profits earned by the service company are paid as dividends to the holding company, providing an additional source of liquidity at the holding company level.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of March 31, 2004 were $595.7 million, compared to $593.9 million at December 31, 2003. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At March 31, 2004, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $414.3 million, represented insurance products, as compared to only $181.4 million of annuity product liabilities.

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

Cash and cash equivalents at March 31, 2004 were $57.2 million compared to $82.4 million at December 31, 2003. The $25.2 million decrease in cash and cash equivalents at March 31, 2004 from December 31, 2003 was due primarily to reinvestment of cash into purchases of fixed maturity securities and short-term investments, and to contractholder fund withdrawals in excess of deposits for universal life insurance and annuity products.

Net cash used in operating activities was $1.8 million for the three month period ended March 31, 2004, compared to $20.4 million used in operating activities for the same period of 2003. Cash used in operating activities was relatively comparable between the three months ended March 31, 2004 and 2003, with the exception of net activity in trading securities. The significant amount of cash used in operating activities for 2003 is attributable to net activity from trading securities totaling $20.1 million.

Net cash used in investing activities was $18.9 million for the three month period ended March 31, 2004, compared to net cash provided by investing activities totaling $15.9 million for the same period of 2003. The $34.8 million change in cash used in investing activities in 2004 compared to 2003 was due primarily to reinvestment of cash into purchases of fixed maturity securities, which exceeded proceeds from calls, maturities and sales of fixed maturity securities for the applicable period. Additionally, the Company also increased its holdings of short-term investments during the three month period ended March 31, 2004.

Net cash used in financing activities was $4.6 million in the first three months of 2004, compared to $4.2 million in the first three months of 2003. The most significant components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For the three months ended March 31, 2004 and 2003, contractholder fund withdrawals exceeded deposits by $4.6 million and $3.7 million respectively. The significant change in net withdrawals in 2004 is due to a decline in deposits in 2004 from 2003 of $158,000 and an increase in withdrawals of $675,000 for the same period. Additionally, dividends were paid to shareholders totaling $480,000 in 2003. No dividends were paid in 2004.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

Assets

During the three months ended March 31, 2004, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) increased by $3.4 million. Changes resulting in the increase to shareholders’ equity are detailed as follow:

•	Net loss for the quarter of $2.3 million
•	$5.7 million increase from change in net unrealized gains on investments in fixed maturity securities available for sale

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

The Company commenced the realignment of the Company’s life insurance subsidiaries’ portfolio in accordance with these new policies in the fourth quarter of 2003. The Company continued the realignment of the portfolio in 2004. During the first quarter of 2004, the Company began to reduce its investment in mortgage-backed securities (including asset-backed securities). Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). As of March 31, 2004, the market value of FIC’s equity securities was $8.1 million, compared to $7.9 million at December 31, 2003. The increase is related to an increase in the value of the underlying funds in the separate accounts.

FIC’s real estate investment is primarily related to the development of the River Place Pointe project (“River Place Pointe”) by Investors Life. At March 31, 2004, FIC’s investment totaled $89.9 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. FIC and its insurance company subsidiaries occupy one of the seven buildings. Three of the other buildings were substantially leased, but three buildings remained vacant as of March 31, 2004. The project was sold in June 2005, in a cash transaction, for $103 million. The Company will realize a gain of $10.1 million on the sale, which includes both a current 2005 realized gain of $8 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

Investors Life had $359.2 million of separate account assets as of March 31, 2004 (not including the value of the Company’s own start-up investment in one of the accounts), as compared to $358.3 million at the end of 2003. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The Company expects the recapture of this previously reinsured business to increase revenues in 2006 and future years. However, as this is a closed block of business, the revenues are expected to decrease as the policies in force decline.

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $760.1 million at March 31, 2004, compared to $763.1 million at December 31, 2003. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

During the three months ended March 31, 2004, deferred income taxes have increased $2.8 million from December 31, 2003, most notably due to the tax effects of increases in net operating loss carryforwards and pension liabilities. These are offset by a valuation allowance based on future realization of deferred tax assets. This valuation allowance has been increased due to the continuing net losses of the Company.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC, excluding its separate account assets (which are not relevant for this purpose), at March 31, 2004, this ratio was 11.6%, compared to 11.2% at the end of 2003. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

FIC’s two insurance company subsidiaries are subject to regulation under state law. Among other requirements, these state laws and regulations impose capital adequacy requirements on insurance companies. Using a calculation that takes into account the quality, liquidity, maturities, and amounts of its assets and liabilities, each insurance company is required to calculate its “risk-based capital” (or “RBC”). The company’s total adjusted capital must exceed 200% of the authorized control level RBC to avoid supervisory activity by the insurance regulators. As of December 31, 2005, the total adjusted capital of FIC’s insurance subsidiaries, Family Life and Investors Life, was approximately 717% and 560% of its authorized control level risk-based capital, respectively. The RBC ratio of Investors Life improved significantly as a result of the June 2005 sale of the River Place Pointe real estate investment.

State regulators also use NAIC IRIS ratios to monitor capital adequacy requirements. The NAIC ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the

NAIC usual ranges may be subject to increased regulatory oversight. For 2004, each of the Company’s insurance subsidiaries had six IRIS ratios outside of the usual ranges. However, for 2005 Family Life had five ratios and Investors Life had two ratios which were outside the usual ranges. For Family Life, the ratios outside the usual ranges were primarily related to changes in capital and surplus, net income, investment income, and non-admitted assets. For Investors Life, the ratios outside the usual ranges were primarily related to investment income and changes in premium. Despite the IRIS ratio results for 2005, both Family Life and Investors Life continue to maintain capital and surplus positions which significantly exceed risk-based capital (“RBC”) and other regulatory requirements.

Critical Accounting Policies

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use significant judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future transactions. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, estimates, assumptions and judgments are evaluated based on historical experience and various other information believed to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Accounting for Premiums on Universal Life Policies and for Annuity Deposits

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), universal life insurance premiums and annuity deposits received are reflected in FIC’s consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Instead revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided. Similarly, surrender benefits paid relating to universal life insurance policies and annuities are reflected as decreases in liabilities for contractholder deposit funds and not as expenses.

Investments

The Company’s principal investments are in fixed maturity securities and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive income. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from a variety of external sources. The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. At the end of each quarter, all securities are reviewed where fair value is less than ninety percent of amortized cost for six months or more to determine whether impairments should be recorded. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost, (2) the financial position of the issuer, including the current and future impact of any specific events, and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired the difference between amortized cost and fair value would be charged to income as a realized investment loss. There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other-than-temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other-than-temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

Real Estate

The Company monitors the performance of its real estate properties on an ongoing basis and identifies properties it intends to hold for investment and properties it intends to sell. Properties held for investment are classified as investment real estate and are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods over estimated useful lives of 5 to 40 years, or for leasehold improvements the minimum lease term if shorter. Real estate income is reported net of expenses incurred to operate the properties and depreciation expenses. The Company reviews its investment real estate properties on an on-going basis for impairment using a probability-weighted estimation of the expected net undiscounted future cash flows. If the expected net undiscounted future cash flows are less than the net book value of the property, the excess of the net book value over the Company’s estimate of fair value of the asset is recognized as a realized loss in the consolidated statement of operations and the new cost basis is depreciated over the property’s remaining life.

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

Projections used to determine the rate of amortization of DAC and PVFP also require extensive assumptions about, among other things, interest margins, product loads, mortality rates, persistency rates, and maintenance expense levels. In setting the levels of DAC and PVFP amortization, important assumptions must also be made about the appropriate level at which blocks of policies will be aggregated for testing the acceptability of amortization schedules, and views vary widely on this topic. These assumptions involve judgment and are compared to actual experience on an ongoing basis. Significant changes in these assumptions can impact the carrying balance of DAC and PVFP and produce changes that must be reflected in the current period’s income as an unlocking adjustment. Loss recognition is evaluated periodically on an aggregate basis that combines deferred policy acquisition costs with the present value of future profits on acquired business.

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 13.9% of its total liabilities at March 31, 2004, or 20.0% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income in amounts which may be material.

Deferred Taxes

The Company computes deferred income taxes utilizing the asset and liability method. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax bases of assets and liabilities using the tax rates which are expected to be in effect when these differences are anticipated to reverse. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

FIC’s principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company’s investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company’s insurance subsidiaries, please refer to the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The primary market risk to the Company’s investment portfolio is interest rate risk. The Company does not use derivative financial instruments.

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed income assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company’s condensed consolidated balance sheets is estimated to be $41.9 million at March 31, 2004 and $38.4 million at December 31, 2003. For purposes of the foregoing estimate, fixed maturity securities held for maturity, available for sale, and held for trading, and short-term investments were taken into account. The fair value of such assets was $593.6 million at March 31, 2004 and $560.7 million at December 31, 2003.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $254 million at March 31, 2004 and $263.4 million at December 31, 2003. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $20.5 million at March 31, 2004 and $19.1 million at December 31, 2003.

Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders.

The Company generally does not use derivative financial instruments to manage its exposure to fluctuations in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in its reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely discussions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely.

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of March 31, 2004. Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, FIC’s disclosure controls and procedures were ineffective.

As more fully described in Note 2, “Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements, in the course of completing the 2003 audited financial statements and, subsequently, the March, 2004 interim financial statements, management identified a significant number of internal control weaknesses in several key areas that had resulted in material misstatement of financial results. These include weaknesses in the following areas, among others: deferred policy acquisition costs; present value of future profits of acquired businesses; policy liabilities; reinsurance accounting; investment accounting; consolidation process; purchase accounting; financial reporting procedures and review process; and intercompany accounting.

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of March 31, 2004, through the use of internal and external resources, including the design, documentation and testing of internal controls for the major processes related to financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Future plans include the development of a remediation plan to include establishing new controls to meet predefined control objectives, correcting improperly defined control activities and establishing procedures to ensure that control owners retain formal documented evidence that will clearly prove the effectiveness of established and newly implemented internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact on the condensed consolidated financial statements.

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company. The suit alleges that the Company refuses to hold a shareholder meeting because FIC is currently unable to comply with Rule 14a-3 of the Securities Exchange Act of 1934. The Company claims that because FIC is not currently in a position to solicit proxies in connection with an annual meeting, or to provide an annual report to its shareholders, FIC does not believe it is currently able to hold an annual shareholders’ meeting at which its shareholders will be fully informed or represented. The suit is brought under Article 2.24(B) of the Texas Business Corporation Act, which states that if an annual meeting of shareholders is not held within any 13-month period and a written consent of shareholders has not been executed instead of a meeting, any court of competent jurisdiction in the county in which the principal office of the corporation is located may, on the application of any shareholder, summarily order a meeting to be held. Mr. Porter is asking the Court to compel the Company to have a shareholder meeting; to order FIC to send notice of the meeting to the Company’s shareholders at its expense; to order the Company to provide Mr. Porter with a list of shareholders as of the record date for the meeting, and for costs and attorney’s fees. The Company filed its answer on June 30, 2006. On July 18, 2006, plaintiffs filed a motion to compel an annual shareholders meeting. On August 7, 2006, the Company entered into an Agreed Order On Plaintiff’s Motion to Compel Annual Shareholders Meeting (the “Order”) and agreed (1) to hold an annual shareholders meeting for the election of directors on December 6, 2006, even if the Company has not filed all relevant financial statements with the SEC or whether management is able to solicit proxies for the meeting; (2) that the record date for the annual shareholders meeting shall be October 24, 2006 (the “Record Date”); (3) that on or before October 27, 2006, the Company shall serve Mr. Porter with a complete list of shareholders as of the Record Date and (4) in the event that the Board of Directors of FIC, between the date of the Order and the December 6, 2006 annual meeting, votes to sell either or both of FIC’s life insurance subsidiaries without first obtaining approval of FIC’s shareholders, FIC will announce such impending transaction to the public through a Form 8-K filed with the SEC, and will agree to allow Mr. Porter a reasonable amount of expedited discovery prior to the closing of such transaction(s) so that Mr. Porter may determine whether or not to seek a restraining order or temporary injunctive relief preventing the closing of such transaction(s). In such event, Mr. Porter will also appear for deposition by the Company’s counsel, at a mutually agreeable time and place prior to any hearing on an application for restraining order or temporary injunctive relief.

Litigation with Otter Creek Partnership I, L.P.

During 2003, Otter Creek Management Inc., (“Otter Creek Management”), solicited proxies for the Company’s 2003 Annual Meeting of Stockholders (the “2003 Annual Meeting”) held on July 31, 2003, seeking the election of seven nominees to the Board of Directors of the Company in opposition to the ten candidates selected by the then incumbent Board of Directors. Otter Creek Management is an investment advisory firm that manages three investment funds that are shareholders of the Company: Otter Creek Partners I, LP (“Otter Creek Partners”), Otter Creek International Ltd. and HHMI XIII, LLC (together with Otter Creek Management and Otter Creek Partners, “Otter Creek”).

In connection with this solicitation of proxies, on June 13, 2003, Otter Creek Partners commenced a lawsuit in the District Court in Travis County, Texas, Cause No. GN302872 (the “Litigation”) seeking, among other things, to compel the Company to hold the previously delayed 2003 Annual Meeting. Otter Creek also sought in the Litigation to neutralize the effect of a proxy obtained by the Company from the Mitte Family (the “Mitte Proxy”) the preceding month whereby the incumbent board was able to vote 1,627,610 shares in favor of its nominees.

Following the initiation of this litigation and a hearing before the court, the court ordered the Company not to amend its bylaws in a manner that would adversely affect voting or other matters relating to the Annual Meeting and election of directors and not to reschedule such Annual Meeting scheduled for July 31, 2003, or the record date of the Annual Meeting.

At the meeting, six of the seven Otter Creek nominees were elected to the Board: R. Keith Long, J. Bruce Boisture, Salvador Diaz-Verson Jr., Patrick E. Falconio, Richard H. Gudeman and Lonnie L. Steffen. The shares covered by the Mitte Proxy were all voted in favor of the incumbent nominees at the 2003 Annual Meeting. Had Otter Creek been successful in neutralizing the effect of the Mitte Proxy, all seven of the Otter Creek nominees would have been elected.

Following the 2003 Annual Meeting, Otter Creek and FIC completed a settlement with respect to the lawsuit in December 2003. Under the settlement agreement, the Company reimbursed Otter Creek for $250,000 in proxy expenses in 2003. An additional $475,000 of proxy and litigation expenses will be submitted to the Company’s shareholders for approval at the next Annual Meeting of Shareholders. If payment of the additional $475,000 is so approved, the amount will be expensed by the Company in the year of approval. The Board of Directors will recommend that shareholders approve the reimbursement. The settlement also included mutual releases between the Company and Otter Creek and its affiliates. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P.

Litigation with Former Employee of Subsidiary

In October 2003, the Company placed Earl Johnson, the then-president of JNT Group, Inc. (“JNT”), a subsidiary of FIC that was later sold in December 2003 in the sale of the New Era companies, on administrative leave pending an investigation of matters related to (1) Johnson’s alleged termination of an employee in response to her request for information regarding her workers’ compensation rights arising out of an injury and (2) his co-mingled and disorganized bookkeeping of JNT’s client accounts with those of a personal business owned by Mr. Johnson and run by him at the same office (using the Company’s employees to do so). Soon after being interviewed in the course of that investigation, Mr. Johnson resigned, alleging good reason under his employment agreement with a subsidiary of FIC, on the ground that the change in the composition of the Board of Directors of FIC following the 2003 Annual Meeting of Shareholders resulted in a “change of control” under the provisions of his employment agreement. The employment agreement provided that if Mr. Johnson were to voluntarily terminate his employment for good reason, he would receive compensation and benefits for the remainder of the three-year term of the agreement and would become fully vested in 17,899 restricted shares of FIC stock. The Company notified Mr. Johnson that his resignation was not for “good reason” pursuant to his employment agreement. Under that agreement, termination without good reason results in forfeiture of future salary and benefits, as well as forfeiture of the restricted shares of FIC common stock.

In November 2003, Mr. Johnson and his wife, Carol Johnson, filed suit in Harris County, Texas District Court against the Company, FIC Financial Services, Inc. (“FICFS”) and an employee of the Company. The suit, which sought an unspecified amount of damages and injunctive relief, alleges that the defendants interfered with the non-JNT contract and business relationships of the plaintiffs, made slanderous statements regarding the plaintiffs, and accessed computer files at the JNT offices relating to the non-JNT business relationships of the plaintiffs, without the consent of the plaintiffs. The suit also alleged conspiracy, conversion, and various other torts, all related to the defendants’ investigation of plaintiff’s business practices at JNT.

Subsequently, Mr. Johnson filed a demand for arbitration under his employment agreement, which has a mandatory arbitration clause. In the arbitration, Mr. Johnson sought damages for breach of contract and various other benefits relating to the termination of his employment contract, totaling $913,133.40. In connection with the arbitration, FIC submitted a counter-claim, alleging that Mr. Johnson committed multiple breaches of his employment agreement, and that he breached his fiduciary duty to FIC as a result of his actions in conducting the business of JNT, thereby entitling FIC to a dismissal of plaintiff’s claims. Prior to the hearing on the arbitration, the Harris County Court ordered that the matters raised in that lawsuit by Mr. Johnson (though not Carol Johnson) be combined with the arbitration.

An arbitration hearing on Johnson’s contract claims was conducted in April 2005. On July 21, 2005, the Arbitrator issued an interim award in which he denied all of Johnson’s claims for breach of contract, as well as Johnson’s claims with respect to the restricted shares of FIC stock. In denying Johnson’s claims, the Arbitrator concluded that:

(1)

Johnson had committed multiple and material breaches of his employment agreement by operating a personal tax and accounting business out of office space and using employees, utilities and other items, all paid for by FICFS; by engaging in a self-dealing transaction involving the payment to himself of $25,000 out of funds held by JNT in a suspense account, an account to which JNT owed fiduciary duties to its customers and clients; and by firing an employee of JNT on the same day that the employee inquired about possible workers compensation benefits in connection with an on-the-job injury,

(2)

Johnson’s breaches of his employment agreement occurred prior to the time that he was placed on administrative leave, thereby precluding him from maintaining a breach of contract suit against FIC and FICFS, and

(3)

The change in the majority of the Board of Directors of FIC resulting from the 2003 Annual Meeting of FIC’s shareholders did not constitute a “change of control” under Johnson’s employment agreement, thereby denying Johnson’s claim that he was entitled to a “good reason” termination of his employment agreement.

In addition, the Arbitrator awarded FICFS $28,000, plus interest at the rate of 6% per annum from July 21, 2005, to the date of payment, with respect to Johnson’s unauthorized conversion of funds held in the JNT suspense account. The order confirming the arbitration award was signed on February 27, 2006, by the Harris County district judge and the Company is currently pursuing collection of the judgment. No amounts have been recorded in the Company’s financial statements for such judgment.

With respect to the matters raised by Mr. Johnson in the Harris County lawsuit, which were referred by the Court to the arbitration, following his loss in the arbitration of the employment agreement, Mr. Johnson notified the Arbitrator that he would not pursue arbitration of his other claims. In addition, in May 2006, Mrs. Johnson filed a notice of non-suit with respect to the claims made by her in the Harris County lawsuit. Accordingly, this matter is now closed.

Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.

On June 2, 2005, Equita and M&W Insurance Services, Inc. (“M&W”) filed a civil suit in Travis County, Texas District Court against the Company. The suit alleges that, in entering into certain agreements with the plaintiffs, the Company made certain misrepresentations and omissions as to its business and financial condition. The agreements referenced in the suit consist of (a) an option agreement entered into in June 2003 between Equita and the Company, granting Equita the right to purchase shares of FIC’s common stock at $16.42 per share, if certain sales goals were achieved under an exclusive marketing agreement between Equita and a subsidiary of the Company (the “Option Agreement”), (b) a stock purchase agreement entered into in June 2003 between M&W and the Roy F. and Joann Cole Mitte Foundation, pertaining to the purchase of 204,918 shares of FIC’s common stock (the Stock Purchase Agreement”), and (c) a registration rights agreement entered into in June 2003 among the plaintiffs and the Company, whereby the Company agreed to file and maintain a shelf registration statement which respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation or which may be acquired in the future by Equita under the option agreement (the “Registration Rights Agreement,” and, collectively, the “Agreements”). See “Item 1-Description of the Business-Marketing Agreement with Equita” and “Item 13-Certain Relationships and Related Transactions.”

The suit alleges that the Company breached the provisions of the Option Agreement by refusing to indemnify the plaintiffs for losses relating to the alleged breach of certain representations and warranties included in the Option Agreement. The plaintiffs also allege that the Company required M&W to purchase 204,918 shares of FIC common stock from the Mitte Foundation as a condition of Equita’s obtaining, in June 2003, an exclusive marketing agreement with a subsidiary of the Company pertaining to the distribution of insurance products in the “senior market” (the “Marketing Agreement”), and that such requirement was motivated by the desire of the Company’s management to obtain certain proxy rights obtained under a settlement agreement with the Mitte Foundation and the Mitte family. The plaintiffs further allege that the Company breached the provisions of the Registration Rights Agreement by failing to file a shelf registration with the SEC with respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation and the shares which may be acquired in the future by Equita under the provisions of the Option Agreement. The plaintiffs seek rescission of the Agreements; damages in an amount equal to the $3 million that M&W paid to acquire FIC shares from the Mitte Foundation, together with interest and attorney’s fees and unspecified expenses; and an unspecified amount of exemplary damages.

Late in 2005, the Company’s two life insurance subsidiaries, Investors Life and Family Life, intervened in the lawsuit to assert claims that Equita had breached its obligations under the Marketing Agreement with respect to the distribution of insurance products, thereby causing damages to the life insurance subsidiaries. Equita moved to dismiss the intervention, but at a hearing on December 20, 2005, the court denied Equita’s motion. As a result, Investors Life and Family Life will be permitted to assert their claims against Equita in this lawsuit.

Deposition discovery with respect to both the case filed by Equita and M&W, and the claims in intervention asserted by Family Life and Investors Life, is set to begin in October of 2006.

In response to a motion for partial summary judgment, the Company has stipulated to certain elements of some of the causes of action asserted by Equita and M&W, including that certain representations and warranties made in the Option Agreement were partially incorrect, and that FIC was unable to comply with certain of its obligations under the Option Agreement. FIC did not stipulate, and continues to dispute, other elements of certain of the causes of action asserted by Equita and M&W, and disputes other causes of action in their entirely. FIC intends to vigorously oppose the lawsuit and any effort by Equita and M&W to recover damages from FIC, and the life insurance subsidiaries intend to vigorously prosecute their claims in intervention against Equita.

Shareholder Claim

The Company received a demand letter in April 2004 from a law firm representing an individual shareholder (Mr. Cook) who owns 530 shares of the Company’s common stock, which letter set forth certain allegations and notified the Registrant that the shareholder intended to file a shareholder derivative lawsuit (the “Demand Letter”).

In May 2004, FIC, by and through its Special Litigation Committee, filed a petition in the 250th District Court of Travis County, Texas (the “Court”), seeking to have the Court appoint a panel of independent and disinterested persons pursuant to Section H (3) of Article 5.14 of the Texas Business Corporation Act to investigate the allegations, and stay any shareholder derivative actions. Subsequently, on June 1, 2004, the Court issued an Order appointing Eugene Woznicki, Kenneth S. Shifrin, John D. Barnett and F. Gary Valdez as a panel of independent and disinterested persons (the “Panel”) to make determinations contemplated by Section F of Article 5.14 of the Texas Business Corporation Act in connection with the Demand Letter and staying any shareholder derivative actions relating to the letter until the Panel’s review was completed and a determination was made by the panel as to what, if any, further action was to be taken. Messrs. Woznicki, Shifrin and Barnett are independent directors of FIC. Mr. Valdez is neither a director nor an employee of FIC. Mr. Valdez is the founder and president of Focus Strategies, L.L.C. and is active in various community and civic organizations in the Austin, Texas area.

Following an extensive review of the claims made by the individual shareholder, the Panel, in January 2005, filed with the court a Petition for Declaratory Judgment pursuant to the Texas Declaratory Judgments Act and Article 5.14 of the Texas Business Corporations Act (the “Petition”). The Petition describes the process used by the Panel and its counsel in considering the matters raised in the Demand Letter and the submittal provided by counsel for the shareholder. The Petition advised the Court that, after consideration of the evidence obtained through its inquiry, the Panel had unanimously made a good faith determination that the continuation of the Committee’s derivative proceeding and the commencement of any further derivative proceedings based on the allegations made by the individual shareholder was not in the best interests of FIC.

On October 10, 2005, the 250th District Court of Travis County, Texas, heard for trial on the merits the matters raised by the Panel in the Petition (Financial Industries Corporation v. Tom Cook (Cause No. GN 401513). After consideration of the pleadings, evidence and authorities submitted by counsel for the Company, the Court issued a Final Judgment on October 10, 2005, in which it ruled that the determinations made by the Panel, as reflected in a report submitted to the Court by a Special Litigation Committee appointed by the Registrant’s Board of Directors, were made: (1) in good faith, (2) after the Panel conducted a reasonable inquiry, and (3) based on the factors deemed appropriate under the circumstances by the Panel. The Court’s ruling otherwise dismissed with prejudice the derivative proceedings involved in this matter. The Final Judgment was approved as to form and substance by counsel for the Registrant and by counsel for the defendant.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2004.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer of FIC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of FIC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of FIC pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of FIC pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

(i)

On January 7, 2004, the Registrant filed a Current Report on Form 8-K announcing that the Company had sold its subsidiaries, the New Era Companies and Actuarial Risk Consultants, Inc. In addition, the Company terminated the employment of the principals of the New Era Companies and amended the employment contract of George Wise.

(ii)

On January 8, 2004, the Registrant filed a Current Report on Form 8-K. The report referred to a press release issued January 7, 2004, announcing the election of Bruce Boisture as President and CEO effective January 7, 2004.

(iii)

On February 17, 2004, the Registrant filed a Current Report on Form 8-K. The report referred to a press release issued February 17, 2004, announcing the election of Charles B. Cooper as Chief Operating Officer. The release also announced the termination of employment of Thomas C. Richmond, Vice President of Information and Technology Services, and John Welliver.

(iv)

On March 10, 2004, the Registrant filed a Current Report on Form 8-K. The report referred to a press release issued March 10, 2004, announcing the appointment of Vincent L. Kasch to Chief Financial Officer. The release also announced the departure of George Wise and the termination of William P. Tedrow.

(v)

On March 16, 2004, the Registrant filed a Current Report on Form 8-K. The report announced that the Company filed a Form 12b-25, Notification of Late Filing, with respect to the filing of its report on Form 10-K for the fiscal year ended December 31, 2003.

(vi)

On March 26, 2004, the Registrant filed a Current Report on Form 8-K. The report announced that the Company would not be filing its report on Form 10-K for the fiscal year ended December 31, 2003, before the end of the 15 day extension granted through Form 12b-25. The report also announced that George Wise would continue his employment with the Company until the Form 10-K was filed.