Form 10-Q
period 2004-06-30
FINANCIAL INDUSTRIES CORP
filed 2006-10-30
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Quarterly Period Ended June 30, 2004

Commission File Number 0-4690

Financial Industries Corporation

(Exact name of registrant as specified in its charter)

TEXAS State of Incorporation	74-2126975 (I.R.S. Employer Identification number)

6500 River Place Boulevard, Building I, Austin, Texas 78730

(Address including Zip Code of Principal Executive Offices)

(512) 404-5000

(Registrant’s Telephone Number)

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

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q of Financial Industries Corporation (the “Company” or “FIC”), the statements, analyses, and other information contained in this report relating to trends in the Company’s operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) increasing competition in the sale of insurance and annuities; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3-Quantitative and Qualitative Disclosures about Market Risks in Part 1, and Item 1-Legal Proceedings in Part 2, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

June 30, 2004 (unaudited) and December 31, 2003 (as restated)	4

Condensed Consolidated Statements of Operations (unaudited)

For the three and six month periods ended

June 30, 2004 and June 30, 2003 (as restated)	6

Condensed Consolidated Statements of Cash Flows (unaudited)

For the six month period ended

June 30, 2004 and June 30, 2003 (as restated)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	12

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures

About Market Risk	39

Item 4. Controls and Procedures	39

Part II – Other Information

Item 1. Legal Proceedings	40

Item 2. Changes in Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	44

Item 6. Exhibits and Reports on Form 8-K	44

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)	(restated) (1)
ASSETS
Investments:
Fixed maturity securities held to maturity, at amortized cost (fair value of
$19 at December 31, 2003)	$ -	$ 17
Fixed maturity securities available for sale, at fair value (amortized cost of
$533,972 and $557,285 at June 30, 2004 and December 31, 2003, respectively)	516,251	555,801
Fixed maturity securities held for trading, at fair value	2,094	4,873
Equity securities, at fair value (cost of $6,404 and $6,393 at
June 30, 2004 and December 31, 2003, respectively)	8,001	7,941
Policy loans	42,308	42,452
Investment real estate	75,507	76,712
Real estate held for sale	708	968
Short-term investments	49,849	-
Total investments	694,718	688,764

Cash and cash equivalents	37,735	82,436
Deferred policy acquisition costs	56,432	54,819
Present value of future profits of acquired business	19,733	21,096
Agency advances and other receivables, net of allowances for doubtful
accounts of $3,217 and $3,011 as of June 30, 2004 and December 31, 2003	20,415	10,241
Reinsurance receivables	40,546	39,978
Real estate held for use	13,677	13,870
Accrued investment income	7,168	6,695
Due premiums	2,302	2,362
Property and equipment, net	1,459	1,454
Other assets	5,356	6,058
Separate account assets	353,429	358,271
Total Assets	$ 1,252,970	$ 1,286,044

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)	(restated) (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 588,463	$ 593,881
Future policy benefits	162,968	169,244
Other policy claims and benefits payable	11,590	13,693
Notes payable	15,000	15,000
Deferred federal income taxes	2,155	6,333
Other liabilities	28,712	25,313
Separate account liabilities	353,429	358,271
Total Liabilities	1,162,317	1,181,735

Commitments and Contingencies (See Note 10)

Shareholders’ equity:

Common stock, $.20 par value, 25,000 shares authorized in 2004 and 2003,
12,517 shares issued in 2004 and 2003; 9,797 and
9,791 shares outstanding in 2004 and 2003	2,504	2,504
Additional paid-in capital	70,394	70,391
Accumulated other comprehensive income (loss)	(9,760)	(2,121)
Retained earnings	50,921	56,988
Common treasury stock, at cost, 2,720 and 2,726 shares in 2004 and 2003	(23,406)	(23,453)
Total Shareholders’ Equity	90,653	104,309
Total Liabilities and Shareholders’ Equity	$ 1,252,970	$ 1,286,044

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

	Three Months Ended June 30,
		2003
	2004	(restated) (1)

Revenues:
Premiums, net	$ 5,685	$ 7,869
Earned insurance charges	10,468	10,151
Net investment income	8,142	10,227
Real estate income	397	760
Net realized investment gains (losses)	(265)	(297)
Other	497	722
Total revenues	24,924	29,432

Benefits and expenses:
Policyholder benefits and expenses	10,982	11,717
Interest expense on contractholders deposit funds	5,839	6,651
Amortization of deferred policy acquisition costs	2,910	2,970
Amortization of present value of future profits of acquired business	752	1,135
Operating expenses	8,801	9,923
Interest expense	210	79
Total benefits and expenses	29,494	32,475
Loss from continuing operations before federal income taxes and
discontinued operations	(4,570)	(3,043)
Benefit for federal income taxes	(774)	(526)

Loss from continuing operations before discontinued operations	(3,796)	(2,517)
Discontinued operations	-	(130)
Net loss	$ (3,796)	$ (2,647)

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

	Three Months Ended June 30,
		2003
	2004	(restated) (1)

Net Loss Per Share:

Basic:
Weighted average common shares outstanding	9,795	9,587

Basic earnings per share:
Loss from continuing operations before discontinued operations	$ (0.38)	$ (0.26)
Discontinued operations	-	(0.01)
Net loss per share	$ (0.38)	$ (0.27)

Diluted:
Weighted average common shares and common share equivalents	9,795	9,587

Diluted earnings per share:
Loss from continuing operations before discontinued operations	$ (0.38)	$ (0.26)
Discontinued operations	-	(0.01)
Net loss per share	$ (0.38)	$ (0.27)

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

	Six Months Ended June 30,
		2003
	2004	(restated) (1)

Revenues:
Premiums, net	$ 12,435	$ 16,063
Earned insurance charges	20,896	20,539
Net investment income	16,633	19,098
Real estate income	842	1,180
Net realized investment gains	1,854	1,254
Other	1,136	1,317
Total revenues	53,796	59,451

Benefits and expenses:
Policyholder benefits and expenses	24,349	21,479
Interest expense on contractholders deposit funds	11,746	13,580
Amortization of deferred policy acquisition costs	6,147	6,424
Amortization of present value of future profits of acquired business	1,698	1,983
Operating expenses	17,149	19,357
Litigation settlement (See Note 10)	-	2,915
Interest expense	411	79
Total benefits and expenses	61,500	65,817
Loss from continuing operations before federal income taxes, discontinued operations, and cumulative effect of change in
accounting principle	(7,704)	(6,366)
Benefit for federal income taxes	(1,408)	(1,083)

Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	(6,296)	(5,283)
Discontinued operations	-	(130)

Loss before cumulative effect of change in accounting principle	(6,296)	(5,413)
Cumulative effect of change in accounting principle	229	-
Net loss	$ (6,067)	$ (5,413)

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

	Six Months Ended June 30,
		2003
	2004	(restated) (1)

Net Loss Per Share:

Basic:
Weighted average common shares outstanding	9,793	9,595

Basic earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effective of change in accounting principle	$ (0.64)	$ (0.55)
Discontinued operations	-	(0.01)
Loss before cumulative effect
of change in accounting principle	(0.64)	(0.56)
Cumulative effect of change in accounting principle	0.02	-
Net loss per share	$ (0.62)	$ (0.56)

Diluted:
Weighted average common shares and common share equivalents	9,793	9,595

Diluted earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effective of change in accounting principle	$ (0.64)	$ (0.55)
Discontinued operations	-	(0.01)
Loss before cumulative effect
of change in accounting principle	(0.64)	(0.56)
Cumulative effect of change in accounting principle	0.02	-
Net loss	$ (0.62)	$ (0.56)

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
		2003
	2004	(restated) (1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,067)	$ (5,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred policy acquisition costs	6,147	6,424
Amortization of present value of future profits of acquired business	1,698	1,983
Net realized gains on investments	(1,854)	(1,254)
Depreciation	1,762	1,656
Changes in assets and liabilities:
Increase in accrued investment income	(473)	(633)
Decrease (increase) in agent advances and other receivables	(10,742)	1,052
Decrease in due premiums	60	455
Increase in deferred policy acquisition costs	(3,397)	(4,383)
Decrease in other assets	702	881
Increase in policy liabilities and accruals	(2,246)	(138)
Increase in other liabilities	3,400	7,599
Decrease in deferred federal income taxes	(382)	(2,320)
Net activity from trading securities	3,053	(19,995)
Other, net	(310)	(848)
Net cash used in operating activities	(8,649)	(14,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(80,922)	(332,392)
Real estate capital expenditures	(64)	(439)
Proceeds from sales and maturities of fixed maturities	104,705	213,568
Proceeds from sales of invested real estate	1,785	-
Net decrease (increase) in short-term investments	(49,849)	108,595
Net decrease in policy loans	144	1,559
Acquisition of subsidiary companies	-	(4,124)
Purchase of property and equipment	(300)	(461)
Net cash used in investing activities	(24,501)	(13,694)

(1) See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
		2003
	2004	(restated) (1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends to shareholders	$ -	$ (480)
Issuance of capital stock	-	1,123
Contractholder fund deposits	22,925	29,738
Contractholder fund withdrawals	(34,476)	(30,871)
Proceeds from bank borrowings	-	15,000
Purchase of treasury stock		(2,423)
Net cash (used in) provided by financing activities	(11,551)	12,087

Net decrease in cash	(44,701)	(16,541)

Cash and cash equivalents, beginning of year	82,436	163,053

Cash and cash equivalents, end of period	$ 37,735	$ 146,512

Supplemental Cash Flow Disclosures:
Income taxes refunded	$ (1,093)	$ (3,259)

Interest paid	$ 411	$ -

Supplemental Schedule of Non-Cash Investing Activities:

In June 2003, the Company purchased all of the capital stock of the New Era companies (as described in Note 8) for $4.2 million in cash and consideration in the form of restricted FIC common stock of $646,000. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Estimated fair value of assets acquired	$5.1 million

Estimated fair value of liabilities assumed	$0.2 million

(1) See Note 2.

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

Accordingly, this Form 10-Q reflects the restatement of the Company’s financial statements for the three and six months ended June 30, 2003 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For further information about the restatement, see Note 2 to the condensed consolidated financial statements below and the Company’s 2004 Form 10-K filed contemporaneously with this Form 10-Q filing.

Because of the gap in our public reporting and the significant changes we have made to our business in the interim, we have included certain information relating to our business, current directors, current officers, and related matters which have occurred subsequent to June 30, 2004.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2004, its consolidated results of operations for the three months and six months ended June 30, 2004 and 2003 (as restated), and its consolidated cash flows for the six months ended June 30, 2004 and 2003 (as restated) in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The December 31, 2003 condensed consolidated balance sheet data (as restated) was derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC (“2004 Annual Report”) contemporaneously with this Form 10-Q filing, which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2004 Annual Report.

1. Accumulated Other Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income from December 31, 2003 to June 30, 2004 (in thousands):

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2003, Restated	$ 1,023	$ (1,253)	$ (1,891)	$ (2,121)
Current Period Change	31	(7,670)	-	(7,639)
Balance at June 30, 2004	$ 1,054	$ (8,923)	$ (1,891)	$ (9,760)

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

As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2003. These restatement adjustments have been classified into the following areas:

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

•

Establishment of cash account and liability for an unrecorded premium depository account totaling $249,000. Reclassifications of certain balance sheet and statement of operations items which were improperly classified, including amortization of DAC and PVFP of $121,000, premium revenue and policyholder benefits and expenses of $202,000, accrued investment income and accounts receivable of $395,000, reinsurance receivables and contractholder deposit funds of $303,000, and policyholder benefits and expenses and interest on contractholder deposit funds totaling $785,000 for the three months ended June 30, 2003 and $1.3 million for the six months ended June 30, 2003. This also includes reclassification of other revenue, operating expenses, and federal income taxes totaling $269,000 from the prior year 2003 restatement of the second quarter 2003.

•	Reclassification of quarterly operating expenses of approximately $130,000 related to the New Era companies from continuing operations to discontinued operations.

In addition to the above restatements, the statement of cash flows for the six months ended June 30, 2003 was also affected by the following items:

•

Acquisition of subsidiary companies was adjusted to eliminate the net effects of changes in other assets and liabilities. Acquisition of subsidiary companies increased by $87,000, offset by reductions in other of $2,441,000, issuance of treasury stock of $646,000, and increases in change in other assets of $647,000 and change in other liabilities of $2,527,000.

•	Adjustment to issuance of treasury stock of $51,000 due to issuance of treasury stock to 401 (k) participants, reclassifying change to other.
•	Adjustment of proceeds from sales or maturities of fixed maturities of $734,000, with offset to other, for accretion and amortization of bond discount and premium, respectively, previously included.

In the aggregate, the correction of these errors impacted the consolidated balance sheet as of December 31, 2003, and consolidated statements of operations for the three months and six months ended June 30, 2003, respectively, as follows (in thousands):

As of December 31, 2003	Policy Liabilities and Contract-holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Investments:
Policy loans	$ -	$ -	$ -	$ (163)	$ -	$ (163)
Total investments	-	-	-	(163)	-	(163)
Cash and cash equivalents	-	-	-	249	-	249
Deferred policy acquisition costs	-	-	-	(121)	-	(121)
Present value of future profits of acquired businesses	-	-	56	121	-	177
Agency advances and other receivables	-	-	-	427	(117)	310
Reinsurance receivables	291	(650)	-	303	-	(56)
Accrued investment income	-	-	-	(447)	-	(447)
Total assets	$ 291	$ (650)	$ 56	$ 369	$ (117)	$ (51)

Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 4,768	$ -	$ -	$ 303	$ -	$ 5,071
Future policy benefits	2,063	-	-	-	-	2,063
Deferred federal income taxes	-	-	-	-	(2,036)	(2,036)
Other liabilities	-	18	-	(360)	-	(342)
Total liabilities	6,831	18	-	(57)	(2,036)	4,756
Shareholders’ equity:
Additional paid-in capital	-	-	-	524	-	524
Accumulated other comprehensive income	-	-	-	-	280	280
Retained earnings	(6,540)	(668)	56	(220)	1,639	(5,733)
Common treasury stock, at cost	-	-	-	122	-	122
Total shareholders’ equity	(6,540)	(668)	56	426	1,919	(4,807)
Total liabilities and shareholders’ equity	$ 291	$ (650)	$ 56	$ 369	$ (117)	$ (51)

For the three months ended June 30, 2003	Policy Liabilities and Contract-holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Revenues:
Premiums, net	$ 11	$ -	$ -	$ (49)	$ -	$ (38)
Net investment income	-	-	-	(20)	-	(20)
Real estate income, net	-	-	-	(5)	-	(5)
Other revenue	-	-	-	(245)	-	(245)
Total revenues	11	-	-	(319)	-	(308)
Benefits and expenses:
Policyholder benefits and expenses	(44)	63	-	737	-	756
Interest expense on contractholder deposit funds	136	-	-	(785)	-	(649)
Amortization of deferred policy acquisition costs	-	-	-	30	-	30
Amortization of present value of future profits
of acquired business	-	-	-	(30)	-	(30)
Operating expenses	-	-	-	(363)	-	(363)
Total benefits and expenses	92	63	-	(411)	-	(256)
(Loss) income from continuing operations before
federal income taxes and discontinued operations	(81)	(63)	-	92	-	(52)
Provision (benefit) for federal income taxes	-	-	-	25	(105)	(80)
(Loss) income from continuing operations before
discontinued operations	(81)	(63)	-	67	105	28
Discontinued operations	-	-	-	(130)	-	(130)
Net (loss) income	$ (81)	$ (63)	$ -	$ (63)	$ 105	$ (102)

For the six months ended June 30, 2003	Policy Liabilities and Contract-holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Revenues:
Premiums, net	$ 22	$ -	$ -	$ (94)	$ -	$ (72)
Earned insurance charges	-	-	-	(190)	-	(190)
Net investment income	-	-	-	(40)	-	(40)
Real estate income, net	-	-	-	(10)	-	(10)
Other revenue	-	-	-	(245)	-	(245)
Total revenues	22	-	-	(579)	-	(557)
Benefits and expenses:
Policyholder benefits and expenses	(48)	126	-	1,014	-	1,092
Interest expense on contractholder deposit funds	246	-	-	(1,298)	-	(1,052)
Amortization of deferred policy acquisition costs	-	-	-	60	-	60
Amortization of present value of future profits
of acquired business	-	-	-	(60)	-	(60)
Operating expenses	-	-	-	(323)	-	(323)
Total benefits and expenses	198	126	-	(607)	-	(283)
(Loss) income from continuing operations before
federal income taxes and discontinued operations	(176)	(126)	-	28	-	(274)
Provision (benefit) for federal income taxes	-	-	-	25	(198)	(173)
(Loss) income from continuing operations before
discontinued operations	(176)	(126)	-	3	198	(101)
Discontinued operations	-	-	-	(130)	-	(130)
Net (loss) income	$ (176)	$ (126)	$ -	$ (127)	$ 198	$ (231)

The effect of the above restatement adjustments on the results of operations for the three and six months ended June 30, 2003, respectively, cash flows for the six months ended June 30, 2003, and financial position as of December 31, 2003, are as follows (in thousands):

	2003
	As Previously
	Reported	As Restated
Consolidated Balance Sheet as of December 31, 2003:
Investments:
Policy loans	$ 42,615	$ 42,452
Total investments	688,927	688,764
Cash and cash equivalents	82,187	82,436
Deferred policy acquisition costs	54,940	54,819
Present value of future profits of acquired businesses	20,919	21,096
Agency advances and other receivables	9,931	10,241
Reinsurance receivables	40,034	39,978
Accrued investment income	7,142	6,695
Total assets	$ 1,286,095	$ 1,286,044

Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 588,810	$ 593,881
Future policy benefits	167,181	169,244
Deferred federal income taxes	8,369	6,333
Other liabilities	25,655	25,313
Total liabilities	1,176,979	1,181,735
Shareholders’ equity:
Additional paid-in capital	69,867	70,391
Accumulated other comprehensive income	(2,401)	(2,121)
Retained earnings	62,721	56,988
Common treasury stock, at cost	(23,575)	(23,453)
Total shareholders’ equity	109,116	104,309
Total liabilities and shareholders’ equity	$ 1,286,095	$ 1,286,044

	2003
	As Previously
	Reported	As Restated
Consolidated Statements of Operations for the three months ended
June 30, 2003:
Revenues:
Premiums, net	$ 7,907	$ 7,869
Net investment income	10,247	10,227
Real estate income, net	765	760
Other revenue	967	722
Total revenues	29,740	29,432
Benefits and expenses:
Policyholder benefits and expenses	10,961	11,717
Interest expense on contractholder deposit funds	7,299	6,651
Amortization of deferred policy acquisition costs	2,940	2,970
Amortization of present value of future profits of acquired business	1,165	1,135
Operating expenses	10,286	9,923
Total benefits and expenses	32,730	32,475
(Loss) income from continuing operations before
federal income taxes	(2,990)	(3,043)
Provision (benefit) for federal income taxes	(446)	(526)
(Loss) income from continuing operations before discontinued operations	(2,544)	(2,517)
Discontinued operations	-	(130)
Net (loss) income	$ (2,544)	$ (2,647)
Net loss per share (basic and diluted)	$ (0.26)	$ (0.27)

	2003
	As Previously
	Reported	As Restated
Consolidated Statements of Operations for the six months ended
June 30, 2003:
Revenues:
Premiums, net	$ 16,135	$ 16,063
Earned insurance charges	20,729	20,539
Net investment income	19,138	19,098
Real estate income, net	1,190	1,180
Other revenue	1,562	1,317
Total revenues	60,008	59,451
Benefits and expenses:
Policyholder benefits and expenses	20,387	21,479
Interest expense on contractholder deposit funds	14,631	13,580
Amortization of deferred policy acquisition costs	6,364	6,424
Amortization of present value of future profits of acquired business	2,043	1,983
Operating expenses	19,680	19,357
Total benefits and expenses	66,099	65,817
(Loss) income from continuing operations before
federal income taxes	(6,091)	(6,366)
Provision (benefit) for federal income taxes	(910)	(1,083)
(Loss) income from continuing operations before discontinued operations	(5,181)	(5,283)
Discontinued operations	-	(130)
Net (loss) income	$ (5,181)	$ (5,413)
Net loss per share (basic and diluted)	$ (0.53)	$ (0.56)

	2003
	As Previously
	Reported	As Restated
Consolidated Statements of Cash Flows for the
six months ended June 30, 2003:
Cash flows from operating activities:
Net loss	$ (5,179)	$ (5,413)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of deferred policy acquisition costs	6,364	6,424
Amortization of present value of future profits of acquired business	2,043	1,983
Changes in assets and liabilities:
Increase in accrued investment income	(665)	(633)
Decrease in agency advances and other receivables	946	1,052
Decrease in other assets	234	881
Increase (decrease) in policy liabilities and accruals	274	(138)
Increase in other liabilities	5,304	7,599
Decrease in deferred federal income taxes	(2,243)	(2,320)
Other, net	835	(848)
Net cash used in operating activities	(15,608)	(16,425)
Cash flows from investing activities:
Net decrease in policy loans	1,570	1,559
Proceeds from sales and maturities of fixed maturities	214,302	213,568
Acquisition of subsidiary companies	(4,037)	(4,124)
Net cash used in investing activities	(12,862)	(13,694)
Cash flows from financing activities:

Purchase of treasury stock	(1,753)	(2,423)
Net cash provided by financing activities	12,757	12,087
Net decrease in cash	$ (15,716)	$ (16,541)

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

The Company adopted the provisions of SOP 03-01 at January 1, 2004, resulting in an increase to income as a cumulative effect of a change in accounting principle totaling $229,000, net of taxes, as reflected in the accompanying 2004 condensed consolidated statement of operations for the six months ended June 30, 2004. The Company has certain universal life insurance products that are credited with bonus interest after applicable qualifying periods. The adoption of the new accounting principle resulted in a change in the pattern of recognition of the bonus interest expense.

4. Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
		2003		2003
	2004	(restated) (1)	2004	(restated) (1)

BASIC:
Loss from continuing operations before cumulative
effect of change in accounting principle	$ (3,796)	$ (2,517)	$ (6,296)	$ (5,283)

Weighted average common shares outstanding	9,795	9,587	9,793	9,595

Basic loss per share	$ (0.38)	$ (0.26)	$ (0.64)	$ (0.55)

DILUTED:
Loss from continuing operations before cumulative
effect of change in accounting principle	$ (3,796)	$ (2,517)	$ (6,296)	$ (5,283)

Weighted average common shares outstanding	9,795	9,587	9,793	9,595
Common stock options	-	-	-	0
Common stock and common stock equivalents	9,795	9,587	9,793	9,595

Diluted loss per share	$ (0.38)	$ (0.26)	$ (0.64)	$ (0.55)

(1) See Note 2

Options to purchase 650,000 shares of common stock at $16.42 were outstanding at June 30, 2004, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods in which a loss from continuing operations was incurred. Options to purchase 973,436 shares of common stock at prices ranging from $8.18 to $16.42 were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods in which a loss from operations was incurred.

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

The pension costs for the Family Life Pension Plan include the following components at June 30, 2004:

	Three months ended June 30,	Six months ended June 30,

Service cost for benefits earned during the year	$ -	$ -
Interest cost on projected benefit obligation	126,983	253,966
Expected return on plan assets	(108,056)	(216,112)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized (gains)/losses	19,276	38,552
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$ 38,203	$ 76,406

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

The pension costs for the ILCO Pension Plan include the following components at June 30, 2004:

	Three months ended June 30,	Six months ended June 30,

Service cost for benefits earned during the year	$ 145,556	$ 291,112
Interest cost on projected benefit obligation	283,352	566,704
Expected return on plan assets	(342,053)	(684,106)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized (gains)/losses	43,775	87,550
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$ 130,630	$ 261,260

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

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma income information is as follows (in thousands except for net income per share) for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
		2003		2003
	2004	(restated) (1)	2004	(restated) (1)

Net loss as reported	$ (3,796)	$ (2,647)	$ (6,067)	$ (5,413)
Pro forma compensation expense,
net of tax benefits	-	-	-	-
Net loss - pro forma	$ (3,796)	$ (2,647)	$ (6,067)	$ (5,413)

Net loss per share:
Basic as reported	$ (0.38)	$ (0.27)	$ (0.62)	$ (0.56)
Diluted as reported	$ (0.38)	$ (0.27)	$ (0.62)	$ (0.56)
Basic - pro forma	$ (0.38)	$ (0.27)	$ (0.62)	$ (0.56)
Diluted - pro forma	$ (0.38)	$ (0.27)	$ (0.62)	$ (0.56)

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 and does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

The settlement provides for payments aggregating $3 million by the Company to Roy Mitte in equal installments of $1 million on June 1, 2003, June 1, 2004 and June 1, 2005, with a provision for acceleration of payments in the event of a change in control. The settlement agreement also includes provisions whereby, the Company agrees (i) to use reasonable efforts to locate purchasers over a two-year period for 1,552,206 shares of FIC common stock owned by the Foundation at a price of $14.64 per share, (ii) to purchase (or, alternatively, locate a purchaser) on or before June 1, 2003 for 39,820 shares of FIC common stock owned by Roy Mitte and 35,520 shares of common stock held in the ESOP account of Roy Mitte, at a price of $14.64 per share. The agreement also includes provisions related to the continuation of health insurance of Roy and Joann Mitte and payment for the cancellation of options held by Roy Mitte to purchase 6,600 shares of FIC common stock. The Company has recognized a charge of $2.9 million in 2003 for the discounted amounts to be paid under the settlement agreement, which is reflected in the consolidated statement of operations for the six months ended June 30, 2003, as litigation settlement.

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

At June 30, 2004, the Company had $708,000 of real estate held for sale, consisting of seven properties. One of these properties was sold in 2004, three were sold in 2005 and the remaining three properties were sold in early 2006. Realized gains on the sales totaled $139,000, $761,000 and $517,000 in 2004, 2005 and 2006, respectively.

Amendment of Subordinated Loans

FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at June 30, 2004. With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of June 30, 2004, compared with December 31, 2003, and its results of operations for the three and six month periods ended June 30, 2004, compared with the same period last year. This discussion should be read in conjunction with the consolidated financial statements included in FIC’s Form 10-K for the year ended December 31, 2004, filed with the SEC contemporaneously with this Form-Q filing.

Restatement

In this Item 2, references to results for the three and six month period ended June 30, 2003 are to restated results. As discussed in the Notes to the Condensed Consolidated Financial Statements above, the Company has restated the consolidated financial statements for the year ended December 31, 2003 and the unaudited condensed consolidated financial statements for the four quarters of year 2003. The details of the significant adjustments and resulting restatement are described in Note 2 of the accompanying consolidated financial statements.

Results of Operations – Three Months Ended June 30, 2004 and 2003

For the three month period ended June 30, 2004, the Company reported a net loss of $3.8 million and basic and diluted loss per common share of $.38 compared to a net loss of $2.6 million and basic and diluted loss per common share of $.27 for the three month period ended June 30, 2003. The three months ended June 30, 2004 and 2003 include the impact of certain trends and changes in the business of the Company which are dominant in the results of the six months ended June 30, 2004 and 2003. These items are described in the six-month results of operations below. Of these results, certain significant items of change between the three months ended June 30, 2004 and 2003 which contribute to a decline in net loss of $1.2 million between periods are as follows:

•

Decline in premiums earned of $2.2 million noted primarily due to the run-off in the Company’s existing books of business and a decline in new policies in Investors Life, offset by increases in new policies in Family Life.

•

Decline in net investment income of $2.1 million due predominately to reductions in the interest earnings on the Company’s interest-bearing investments, notably due to reinvestment of investment proceeds into lower-yielding securities and an overall decline in investments held.

•	Decrease in interest expense on contractholder deposits of $.8 million primarily due to a reduction in interest rates credited to the policyholders.
•

Decrease in operating expenses of $1.1 million resulting from the reduction of unusual expenses occurring in the three months ended June 30, 2003 and significant reductions in staffing levels beginning in late 2003.

Results of Operations – Six Months Ended June 30, 2004 and 2003

For the six-month period ended June 30, 2004, FIC’s net loss was $6.1 million (basic and diluted loss of $.62 per common share) on revenues of $53.8 million as compared to net loss of $5.4 million (basic and diluted loss of $.56 per common share) on revenues of $59.5 million in the first six months of 2003.

In 2004, FIC’s net loss was affected by the following significant and unusual items:

•

Significantly higher policyholder benefits and expenses totaling $24.3 million for the six months ended June 30, 2004, compared to $21.5 million for the same period in 2003. A substantial portion of this increase was related to higher death benefits.

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

•	Excess of cost over net assets acquired, or goodwill, totaling $752,000 was written off as an operating expense in 2004 as a result of the Company’s annual impairment analysis of such asset.

In 2003, FIC’s net loss was affected by the following significant and unusual items:

•

$2.9 million of expense related to the settlement of the litigation between FIC and Roy F. Mitte (the former Chairman and Chief Executive Officer of the Company) and the Roy F. and Joann Cole Mitte Foundation.

•

$0.4 million paid to William P. Tedrow in connection with the New Era acquisition in June 2003 (see Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2003, for a further description of this payment).

The above described significant and unusual items need to be taken into consideration in drawing comparisons between the operating results for the six months ended June 30, 2004 and 2003.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Both renewal premiums and first-year premiums have declined from 2003 to 2004. Premium income for the first six months of 2004, net of reinsurance ceded, was $12.4 million, as compared to $16.1 million in the first six months of 2003. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiaries. The decrease in premium income reflects the run-off in the Company’s existing traditional life insurance book of business. This decrease in renewal premiums is exceeding first year premium production levels, resulting in the overall decline in premium revenues on traditional life insurance products.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Annual charges made against these deposits are reported as revenue. For the six months ended June 30, 2004 and 2003, annuity deposits and UL premiums totaled $22.9 million and $29.7 million, respectively.

The decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products in periods subsequent to 2003 due primarily to the current interest-rate environment and certain design features of FIC’s current annuity products.

Earned insurance charges totaled $20.9 million for the first six months of 2004, as compared to charges of $20.5 million in the same period of 2003. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges.

Net investment income for the first six months of 2004 was $16.6 million as compared to $19.1 million in the same period of 2003. The decrease in net investment income from 2003 to 2004 was primarily attributable to 1) a decline in the income received from the Company’s interest-bearing investments, resulting from decreasing interest rates during 2003 and 2004 and 2) significant reinvestment of investment proceeds from sales, maturities, and mortgage-backed security prepayments in lower-yielding securities during this period.

Real estate income is primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Real estate income (revenues from leases less associated operating expenses and depreciation) was $0.8 million for the six-month period ended June 30, 2004, which is a slight decline from $1.2 million in the same period in 2003. This decline is attributable primarily to additional operating expenses and depreciation for the buildings of River Place Pointe. In June 2005, the Company sold the River Place Pointe property, and accordingly, the Company will no longer have significant real estate-related income subsequent to June 2005 as the sales proceeds were reinvested primarily in fixed maturity securities.

Net realized investment gains were $1.9 million in the first six months of 2004, as compared to $1.3 million in the first six months of 2003. The realized gains for 2004 were primarily from the sales of fixed maturity securities and one of the Company’s real estate properties classified as held for sale. The realized gains for 2003 were primarily from the sales of fixed maturity securities.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $24.3 million in the first six months of 2004, as compared to $21.5 million in the first six months of 2003. The increase in policyholder benefits and expenses was primarily attributable to both higher death benefit claims and surrenders of traditional life insurance policies.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $11.7 million in the first six months of 2004, as compared to $13.6 million in the same period of the year 2003. The decrease in interest expense in 2004 was primarily attributable to reductions in interest rates credited to policyholders, as the Company managed its interest spread in response to the low and declining interest rates that characterized 2004 and 2003.

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

Amortization of deferred policy acquisition costs (DAC) for the first six months of 2004 was $6.1 million, as compared to $6.4 million in the same period in 2003. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. DAC is amortized over the premium-paying period of the policies in proportion to estimated annual premium revenue for traditional life insurance business. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period.

Present value of future profits on acquired businesses (PVFP) is amortized in a similar manner as DAC, as previously described, for traditional and interest sensitive business. Amortization of PVFP totaled $1.7 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first six months of 2004 were $17.1 million, as compared to $19.4 million in the first six months of 2003. This decrease in the level of operating expenses is primarily the result of several unusual items occurring during the first six months of 2003. The operating expenses for the six months ended June 30, 2003, included: (i) legal expenses related to litigation and proxy matters; and (ii) fees paid to Solomon Smith Barney related to the matter set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2003.

Operating expenses in 2004 also include a write off of excess of cost over net assets acquired, or goodwill, totaling $752,000 resulting from the Company’s annual impairment analysis of such asset. The goodwill was originally recognized by ILCO in connection with its acquisitions, including Investors Life. The impairment of the entire goodwill asset was triggered by the significant decline in the Company’s stock price from December 31, 2003 to June 30, 2004. The Company’s stock price is a significant component in the valuation calculation as required in the impairment analysis.

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

In addition to normal operating expenses, the Company incurred litigation expense of $2.9 million in the first six months of 2003 related to the Mitte Settlement (see Note 10, “Commitments and Contingencies” in the accompanying condensed consolidated financial statements for further discussion of the Mitte Settlement). This expense was reflected separately as litigation settlement in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2003.

Interest expense for 2004 and 2003 totaled $411,000 and $79,000, respectively. The interest expense relates to debt service on $15 million the Company borrowed in 2003 through issuance of trust preferred notes (the “2003 Notes”). The Company utilized the borrowing proceeds to pay for its acquisition of the New Era Companies and to repay advances that it had received from one of its insurance company subsidiaries for operating expenses. The 2003 Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%.

Taxes

The provision for federal income taxes on loss from operations, before cumulative effect of change in accounting principles, reflects tax benefits totaling $1.4 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively. These tax amounts equate to effective tax benefit rates of (18.3%) and (17.0%) for the six months ended June 30, 2004 and 2003, respectively. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company is due to the establishment of a valuation allowance and increases to this allowance for deferred tax assets. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance wholly owned subsidiaries.

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

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of June 30, 2004, Investors Life held $15.4 million of notes receivable from FIC (the “Affiliated Notes”) that represented the remaining indebtedness related to the Family Life acquisition. Although this intercompany indebtedness is eliminated on FIC’s condensed consolidated balance sheets, it creates a debt service requirement at the holding company level. In June 2004, with approval of the Texas Department of Insurance, the Affiliated Notes were amended to provide for:

•	no principal payments until March 12, 2006;
•	principal payments each quarter of $1,536,927, commencing March 12, 2006, and ending with a final payment on June 12, 2008; and
•	interest payments each quarter, at an annual rate of 5.0%.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of June 30, 2004 were $588.5 million, compared to $593.9 million at December 31, 2003. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At June 30, 2004, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $409.7 million, represented insurance products, as compared to only $178.8 million of annuity product liabilities.

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

Cash and cash equivalents at June 30, 2004 were $37.7 million compared to $82.4 million at December 31, 2003. The $44.7 million decrease in cash and cash equivalents at June 30, 2004 from December 31, 2003 was due primarily to reinvestment of cash into purchases of fixed maturity securities and short-term investments and to the net payout of contractholder deposits. Cash and cash equivalents at June 30, 2003 was $146.5 million.

Net cash used in operating activities was $8.6 million for the six month period ended June 30, 2004, compared to $14.9 million used in operating activities for the same period of 2003. The decrease in cash used in operating activities of $6.3 million from 2003 to 2004 was primarily attributable to increases in other receivables due to receivables from securities transactions at June 30, 2004 of $10.2 million.

Net cash used in investing activities was $24.5 million in the six month period ended June 30, 2004, compared to $13.7 million for the same period of 2003. The $10.8 million decrease in cash used in investing activities in 2003 from 2004 was due primarily to proceeds from calls, maturities and sales of fixed maturity securities, net of purchases of the same. Additionally, the Company also increased its holdings of short-term investments during the six month period ended June 30, 2004.

Net cash used in financing activities was $11.6 million in the first six months of 2004, compared to $12.1 million provided in the first six months of 2003. The increase in cash used in financing activities of $23.7 million is attributable to contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For the six months ended June 30, 2004 and 2003, contractholder fund withdrawals exceeded deposits by $11.6 million and $1.1 million respectively. The significant change in net withdrawals in 2004 is due to a decline in deposits in 2004 from 2003 of $6.8 million and an increase in withdrawals of $3.6 million for the same period. Additionally, the Company had bank borrowings of $15.0 million during the six months ended June 30, 2003.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

Assets

During the six months ended June 30, 2004, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) declined by $13.7 million. Changes resulting in the decrease to shareholders’ equity are detailed as follow:

•	Net loss for the six months of $6.1 million
•	$7.6 million reduction from change in net unrealized losses on investments in fixed maturity and equity securities available for sale

During 2003, the Company reduced its investment in cash and cash equivalents significantly, shifting funds to investments in debt instruments. A substantial portion of these funds, along with proceeds from maturing investments and sales, were reinvested during the first half of the year in assets (collateralized mortgage obligations (“CMOs”), asset-backed securities, and private placements) that the then-incumbent management of the Company expected would increase overall returns on invested assets. Following a review of the investment portfolios of the life insurance subsidiaries of the Company in September 2003, the Investment Committee of the Company's then newly elected Board of Directors recommended the engagement of a third-party investment manager to provide ongoing, professional management of the portfolios. In October 2003, the life insurance subsidiaries entered into investment management agreements with Conning. Under these agreements, Conning manages the investment security portfolios of the Company’s life insurance subsidiaries in accordance with investment policies set by the Company’s Board of Directors.

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

The Company commenced the realignment of the Company’s life insurance subsidiaries’ portfolios in accordance with these new policies in the fourth quarter of 2003. The Company continued the realignment of the portfolio in 2004. During the first six months of 2004, the Company began to reduce its investment in mortgage-backed securities (including asset-backed securities). Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). As of June 30, 2004, the market value of FIC’s equity securities was $8.1 million, compared to $7.9 million at December 31, 2003. The increase is related to an increase in the value of the underlying funds in the separate accounts.

FIC’s real estate investment is primarily related to the development of the River Place Pointe project (“River Place Pointe”) by Investors Life. At June 30, 2004, FIC’s investment totaled $89.2 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. FIC and its insurance company subsidiaries occupy one of the seven buildings. Three of the other buildings were substantially leased, but three buildings remained unleased as of June 30, 2004. The project was sold in June 2005, in a cash transaction, for $103 million. The Company will realize a gain of $10.1 million on the sale, which includes both a current 2005 realized gain of $8 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

Investors Life had $353.4 million of separate account assets as of June 30, 2004 (not including the value of the Company’s own start-up investment in one of the accounts), as compared to $358.3 million at the end of 2003. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $751.4 million at June 30, 2004, compared to $763.1 million at December 31, 2003. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

During the six months ended June 30, 2004, deferred income taxes have decreased $4.2 million from December 31, 2003, most notably due to the tax effects of increases in net operating loss carryforwards and pension liabilities. These are offset by a valuation allowance based on future realization of deferred tax assets. This valuation allowance has been increased due to the continuing net losses of the Company.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC, excluding its separate account assets (which are not relevant for this purpose), at June 30, 2004, this ratio was 10.1%, compared to 11.2% at the end of 2003. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

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

State regulators also use NAIC IRIS ratios to monitor capital adequacy requirements. The NAIC ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2004, each of the Company’s insurance subsidiaries had six IRIS ratios outside of the usual ranges. However, for 2005, Family Life had five ratios and Investors Life had two ratios which were outside the usual ranges. For Family Life, the ratios outside the usual ranges were primarily related to changes in capital and surplus, net income, investment income, and non-admitted assets. For Investors Life, the ratios outside the usual ranges were primarily related to investment income and changes in premium. Despite the IRIS ratio results for 2005, both Family Life and Investors Life continue to maintain capital and surplus positions which significantly exceed risk-based capital (“RBC”) and other regulatory requirements.

Critical Accounting Policies

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use significant judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future transactions. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, estimates, assumptions and judgments are evaluated based on historical experience and various other information believed to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31,2004.

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

Investments

The Company’s principal investments are in fixed maturity securities and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive income. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from a variety of external sources. The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. At the end of each quarter, all securities are reviewed where fair value is less than ninety percent of amortized cost for six months or more to determine whether impairments should be recorded. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost, (2) the financial position of the issuer, including the current and future impact of any specific events, and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss. There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other-than-temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

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

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 14.0% of its total liabilities at June 30, 2004, or 20.1% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income in amounts which may be material.

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed income assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company’s condensed consolidated balance sheets is estimated to be $37.4 million at June 30, 2004 and $38.4 million at December 31, 2003. For purposes of the foregoing estimate, fixed maturity securities held for maturity, available for sale, and held for trading, and short-term investments were taken into account. The fair value of such assets was $568.2 million at June 30, 2004 and $560.7 million at December 31, 2003.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $218.9 million at June 30, 2004 and $263.4 million at December 31, 2003. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $19.9 million at June 30, 2004 and $19.1 million at December 31, 2003.

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of June 30, 2004. Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, FIC’s disclosure controls and procedures were ineffective.

As more fully described in Note 2, “Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements, in the course of completing the 2003 audited financial statements and, subsequently, the June, 2004 interim financial statements, management identified a significant number of internal control weaknesses in several key areas that had resulted in material misstatement of financial results. These include weaknesses in the following areas, among others: deferred policy acquisition costs; present value of future profits of acquired businesses; policy liabilities; reinsurance accounting; investment accounting; consolidation process; purchase accounting; financial reporting procedures and review process; and intercompany accounting.

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of June 30, 2004, through the use of internal and external resources, including the design, documentation and testing of internal controls for the major processes related to financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Future plans include the development of a remediation plan to include establishing new controls to meet predefined control objectives, correcting improperly defined control activities and establishing procedures to ensure that control owners retain formal documented evidence that will clearly prove the effectiveness of established and newly implemented internal controls.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first six months of 2004.

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

(i)

On April 6, 2004, the Registrant filed a Current Report on Form 8-K. The current report referred to a press release issued April 6, 2004 by the Company which announced that it received notice from Nasdaq that its common stock is subject to delisting from The Nasdaq National Market because the Company had failed to file its Form 10-K annual report as required by Nasdaq Marketplace Rule 4310(c) (14).

(ii)

On April 23, 2004, the Registrant filed a Current Report on Form 8-K. The current report referred to a press release issued April 22, 2004 by the Company, which provided an update to the status of completing its 2003 financial statements and the filing of its Form 10-K annual report.

(iii)	On May 5, 2004, the Registrant filed a Current Report on Form 8-K. The current report announced that Vincent L. Kasch had assumed the role of Chief Financial Officer.
(iv)

On May 21, 2004, the Registrant filed a Current Report on Form 8-K. The current report referred to a press release issued May 21, 2004 by the Company, which announced that on May 18, 2004, it received a Notice of Additional Delinquency from Nasdaq stating that the Company failed to timely file its Form 10-Q for the quarterly period ended March 31, 2004, as required by Nasdaq Marketplace Rule 4310(c) (14).

(iv)

On June 29, 2004, the Registrant filed a Current Report on Form 8-K. The current report referred to a press release issued June 29, 2004 by the Company, which announced that it has received a letter from Nasdaq regarding the Company's eligibility for continued listing on The Nasdaq National Market. The Panel has determined that the continued listing of the Company's common stock on The Nasdaq National Market is subject to the Company’s ability to file it SEC and Nasdaq required report on a current basis.