Form 10-Q
period 2004-09-30
FINANCIAL INDUSTRIES CORP
filed 2006-10-30
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Quarterly Period Ended September 30, 2004

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

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q of Financial Industries Corporation (the “Company” or “FIC”), the statements, analyses, and other information contained in this report relating to trends in our operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) increasing competition in the sale of insurance and annuities; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures about Market Risk in Part 1, and Item 1 - Legal Proceedings in Part 2, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

September 30, 2004 (unaudited) and December 31, 2003 (as restated)	4

Condensed Consolidated Statements of Operations (unaudited)

For the three and nine month periods ended

September 30, 2004 and September 30, 2003 (as restated)	6

Condensed Consolidated Statements of Cash Flows (unaudited)

For the nine month period ended

September 30, 2004 and September 30, 2003 (as restated)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	12

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures

About Market Risk	39

Item 4. Controls and Procedures	40

Part II – Other Information

Item 1. Legal Proceedings	41

Item 2. Changes in Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	45

Item 6. Exhibits and Reports on Form 8-K	45

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)	(restated) (1)
ASSETS
Investments:
Fixed maturity securities held to maturity, at amortized cost (fair value of
$19 at December 31, 2003)	$ -	$ 17
Fixed maturity securities available for sale, at fair value (amortized cost of $483,916
and $557,285 at September 30, 2004 and December 31, 2003, respectively)	482,397	555,801
Fixed maturity securities held for trading, at fair value	1,741	4,873
Equity securities, at fair value (cost of $6,334 and $6,393 at
September 30, 2004 and December 31, 2003, respectively)	7,836	7,941
Policy loans	41,650	42,452
Investment real estate	75,023	76,712
Real estate held for sale	589	968
Short-term investments	128,565	-
Total investments	737,801	688,764

Cash and cash equivalents	14,008	82,436
Deferred policy acquisition costs	50,950	54,819
Present value of future profits of acquired business	18,583	21,096
Agency advances and other receivables, net of allowances for doubtful
accounts of $3,251 and $3,011 as of September 30, 2004 and December 31, 2003	11,895	10,241
Reinsurance receivables	36,070	39,978
Real estate held for use	13,596	13,870
Accrued investment income	6,471	6,695
Due premiums	2,236	2,362
Property and equipment, net	1,374	1,454
Other assets	5,109	6,058
Separate account assets	350,186	358,271
Total Assets	$ 1,248,279	$ 1,286,044

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)	(restated) (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 578,294	$ 593,881
Future policy benefits	161,385	169,244
Other policy claims and benefits payable	12,407	13,693
Notes payable	15,000	15,000
Deferred federal income taxes	7,889	6,333
Other liabilities	29,758	25,313
Separate account liabilities	350,186	358,271
Total Liabilities	1,154,919	1,181,735

Commitments and Contingencies (See Note 10)

Shareholders’ equity:

Common stock, $.20 par value; 25,000 shares authorized in 2004 and
2003; 12,517 shares issued in 2004 and 2003; 9,800 and
9,791 shares outstanding in 2004 and 2003	2,504	2,504
Additional paid-in capital	69,866	70,391
Accumulated other comprehensive income (loss)	(2,243)	(2,121)
Retained earnings	46,076	56,988
Common treasury stock, at cost; 2,717 and 2,726 shares in 2004 and 2003	(22,843)	(23,453)
Total Shareholders’ Equity	93,360	104,309
Total Liabilities and Shareholders’ Equity	$ 1,248,279	$ 1,286,044

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

	Three Months Ended September 30,
		2003
	2004	(restated) (1)

Revenues:
Premiums, net	$ 5,410	$ 7,627
Earned insurance charges	10,559	10,040
Net investment income	7,257	8,782
Real estate income	477	554
Net realized investment gains (losses)	454	(946)
Other	486	635
Total revenues	24,643	26,692

Benefits and expenses:
Policyholder benefits and expenses	12,083	13,359
Interest expense on contractholders deposit funds	5,765	6,291
Amortization of deferred policy acquisition costs	2,531	2,978
Amortization of present value of future profits of acquired business	819	957
Operating expenses	7,947	10,565
Interest expense	213	207
Total benefits and expenses	29,358	34,357
Loss from continuing operations before federal income taxes and
discontinued operations	(4,715)	(7,665)
Provision (benefit) for federal income taxes	130	(1,267)

Loss from continuing operations before discontinued operations	(4,845)	(6,398)
Discontinued operations	-	29
Net loss	$ (4,845)	$ (6,369)

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

Three Months Ended September 30,
2003
	2004	(restated) (1)

Net Loss Per Share:

Basic:
Weighted average common shares outstanding	9,798	9,688

Basic earnings per share:
Loss from continuing operations before discontinued operations	$ (0.49)	$ (0.66)
Discontinued operations	-	-
Net loss per share	$ (0.49)	$ (0.66)

Diluted:
Weighted average common shares and common share equivalents	9,798	9,688

Diluted earnings per share:
Loss from continuing operations before discontinued operations	$ (0.49)	$ (0.66)
Discontinued operations	-	-
Net loss per share	$ (0.49)	$ (0.66)

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

	Nine Months Ended September 30,
		2003
	2004	(restated) (1)

Revenues:
Premiums, net	$ 17,845	$ 23,690
Earned insurance charges	31,455	30,579
Net investment income	23,890	27,880
Real estate income	1,319	1,734
Net realized investment gains	2,308	308
Other	1,622	1,952
Total revenues	78,439	86,143

Benefits and expenses:
Policyholder benefits and expenses	36,432	34,838
Interest expense on contractholders deposit funds	17,511	19,871
Amortization of deferred policy acquisition costs	8,678	9,402
Amortization of present value of future profits of acquired business	2,517	2,940
Operating expenses	25,096	29,922
Litigation settlement (Note 10)	-	2,915
Interest expense	624	286
Total benefits and expenses	90,858	100,174
Loss from continuing operations before federal income taxes, discontinued operations, and cumulative effect of change in
accounting principle	(12,419)	(14,031)
Benefit for federal income taxes	(1,278)	(2,350)

Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	(11,141)	(11,681)
Discontinued operations	-	(101)

Loss before cumulative effect of change in accounting principle	(11,141)	(11,782)
Cumulative effect of change in accounting principle	229	-
Net loss	$ (10,912)	$ (11,782)

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except per share data)

	Nine Months Ended September 30,
		2003
	2004	(restated) (1)

Net Loss Per Share:

Basic:
Weighted average common shares outstanding	9,795	9,626

Basic earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effective of change in accounting principle	$ (1.13)	$ (1.21)
Discontinued operations	-	(0.01)
Loss before cumulative effect
of change in accounting principle	(1.13)	(1.22)
Cumulative effect of change in accounting principle	0.02	-
Net loss per share	$ (1.11)	$ (1.22)

Diluted:
Weighted average common shares and common share equivalents	9,795	9,626

Diluted earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effective of change in accounting principle	(1.13)	(1.21)
Discontinued operations	-	(0.01)
Loss before cumulative effect
of change in accounting principle	(1.13)	(1.22)
Cumulative effect of change in accounting principle	0.02	-
Net loss per share	$ (1.11)	$ (1.22)

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
		2003
	2004	(restated) (1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (10,912)	$ (11,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred policy acquisition costs	8,678	9,402
Amortization of present value of future profits of acquired business	2,517	2,940
Net realized gain on investments	(2,308)	(308)
Depreciation	2,374	2,414
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	224	(986)
Decrease in agent advances and other receivables	2,254	5,519
Decrease in due premiums	126	692
Increase in deferred policy acquisition costs	(4,800)	(6,517)
Decrease (increase) in other assets	949	2,192
(Decrease) increase in policy liabilities and accruals	(2,322)	2,256
Increase in other liabilities	4,445	4,614
Increase (decrease) in deferred federal income taxes	1,502	(3,280)
Net activity from trading securities	3,164	(6,101)
Other, net	301	435
Net cash provided by (used in) operating activities	6,192	1,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(114,481)	(428,024)
Real estate capital expenditures	(114)	(790)
Proceeds from sales and maturities of fixed maturities	188,471	323,107
Proceeds from sales of invested real estate	2,022	-
Proceeds from payments received on mortgage loans	-	17
Net (increase) decrease in short-term investments	(128,565)	75,644
Net decrease in policy loans	802	2,213
Acquisition of subsidiary companies	-	(4,124)
Purchase of property and equipment	(346)	(716)
Net cash used in investing activities	(52,211)	(32,673)

(1)See Note 2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(unaudited and in thousands)

	Nine Months Ended September 30,
		2003
	2004	(restated) (1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends to shareholders	$ -	$ (480)
Issuance of capital stock	-	944
Contractholder fund deposits	31,727	44,503
Contractholder fund withdrawals	(54,136)	(47,389)
Proceeds from bank borrowings	-	15,000
Purchase of treasury stock	-	656
Sales of treasury stock	-	(1,812)
Net cash (used in) provided by financing activities	(22,409)	11,422

Net decrease in cash	(68,428)	(19,761)

Cash and cash equivalents, beginning of year	82,436	163,053

Cash and cash equivalents, end of period	$ 14,008	$ 143,292

Supplemental Cash Flow Disclosures:
Income taxes refunded	$ (1,093)	$ (5,163)

Interest paid	$ 627	$ 205

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

Accordingly, this Form 10-Q reflects the restatement of the Company’s financial statements for the three and nine months ended September 30, 2003 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For further information about the restatement, see Note 2 to the condensed consolidated financial statements below and the Company’s 2004 Form 10-K filed contemporaneously with this Form 10-Q filing.

Because of the gap in our public reporting and the significant changes we have made to our business in the interim, we have included certain information relating to our business, current directors, current officers, and related matters which have occurred subsequent to September 30, 2004.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2004, its consolidated results of operations for the three months and nine months ended September 30, 2004 and 2003 (as restated), and its consolidated cash flows for the nine months ended September 30, 2004 and 2003 (as restated) in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The December 31, 2003 condensed consolidated balance sheet data (as restated) was derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC (“2004 Annual Report”) contemporaneously with this Form 10-Q filing, which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2004 Annual Report.

1. Accumulated Other Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income from December 31, 2003 to September 30, 2004 (in thousands):

	Net Unrealized	Net Unrealized		Total
	Appreciation	Gain (Loss) on		Accumulated
	(Depreciation)	Fixed Maturities		Other
	of Equity	Available for		Comprehensive
	Securities	Sale	Other	Income (Loss)

Balance at December 31, 2003	$ 1,023	$ (1,253)	$ (1,891)	$ (2,121)
Current Period Change	(31)	(91)	-	(122)
Balance at September 30, 2004	$ 992	$ (1,344)	$ (1,891)	$ (2,243)

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

As a result, the Company has restated the accompanying condensed consolidated financial statements for 2003. These restatement adjustments have been classified into the following areas:

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

•	Establishment of cash account and liability for a unrecorded premium depository account totaling $249,000
•

Reclassifications of certain balance sheet and statement of operations items which were improperly classified, including amortization of DAC and PVFP of $121,000, premium revenue and policyholder benefits and expenses of $202,000, accrued investment income and accounts receivable of $395,000, reinsurance receivables and contractholder deposit funds of $303,000, and policyholder benefits and expenses and interest on contractholder deposit funds totaling $1.1 million and $2.4 million for the three months and nine months ended September 30, 2003, respectively.

•

Reclassification of quarterly other revenue of $1.0 million and quarterly operating expenses of approximately $971,000 related to the New Era companies from continuing operations to discontinued operations. For the nine months ended September 30, 2003, other revenue reclassified totaled $1.0 million and operating expenses totaled $1.1 million.

In addition to the above restatements, the statement of cash flows for the nine months ended September 30, 2003, was also affected by the following items:

•

Acquisition of subsidiary companies was adjusted to eliminate the net effects of changes in other assets and liabilities. Acquisition of subsidiary companies increased by $941,000, offset by reductions in other of $1,587,000, issuance of treasury stock of $646,000, and increases in change in other assets of $647,000 and change in other liabilities of $2,527,000

•	Adjustment to issuance of treasury stock of $90,000 due to issuance of treasury stock to 401 (k) participants, reclassifying change to other.
•	Adjustment of proceeds from sales or maturities of fixed maturities of $651,000, with offset to other, for accretion and amortization of bond discount and premium, respectively, previously included.

In the aggregate, the correction of these errors impacted the consolidated balance sheet as of December 31, 2003, and consolidated statements of operations for the three and nine months ended September 30, 2003, respectively, as follows (in thousands):

As of December 31, 2003	Policy Liabilities and Contract-holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Investments:
Policy loans	$ -	$ -	$ -	$ (163)	$ -	$ (163)
Total investments	-	-	-	(163)	-	(163)
Cash and cash equivalents	-	-	-	249	-	249
Deferred policy acquisition costs	-	-	-	(121)	-	(121)
Present value of future profits of acquired businesses	-	-	56	121	-	177
Agency advances and other receivables	-	-	-	427	(117)	310
Reinsurance receivables	291	(650)	-	303	-	(56)
Accrued investment income	-	-	-	(447)	-	(447)
Total assets	$ 291	$ (650)	$ 56	$ 369	$(117)	$ (51)

Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 4,768	$ -	$ -	$ 303	$ -	$ 5,071
Future policy benefits	2,063	-	-	-	-	2,063
Deferred federal income taxes	-	-	-	-	(2,036)	(2,036)
Other liabilities	-	18	-	(360)	-	(342)
Total liabilities	6,831	18	-	(57)	(2,036)	4,756
Shareholders’ equity:
Additional paid-in capital	-	-	-	524	-	524
Accumulated other comprehensive income	-	-	-	-	280	280
Retained earnings	(6,540)	(668)	56	(220)	1,639	(5,733)
Common treasury stock, at cost	-	-	-	122	-	122
Total shareholders’ equity	(6,540)	(668)	56	426	1,919	(4,807)
Total liabilities and shareholders’ equity	$ 291	$ (650)	$ 56	$ 369	$ (117)	$ (51)

For the three months ended September 30, 2003	Policy Liabilities and Contract-holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Revenues:
Premiums, net	$ 11	$ -	$ -	$ (61)	$ -	$ (50)
Net investment income	-	-	-	(21)	-	(21)
Real estate income, net	-	-	-	(5)	-	(5)
Other revenue	-	-	-	(999)		(999)
Total revenues	11	-	-	(1,086)	-	(1,075)
Benefits and expenses:
Policyholder benefits and expenses	84	63	-	1,050	-	1,197
Interest expense on contractholder deposit funds	671	-	-	(1,112)	-	(441)
Amortization of deferred policy acquisition costs	-	-	-	30	-	30
Amortization of present value of future profits
of acquired business	-	-	-	(30)	-	(30)
Operating expenses	-	-	-	(930)	-	(930)
Total benefits and expenses	755	63	-	(992)	-	(174)
(Loss) income from continuing operations before
federal income taxes and discontinued operations	(744)	(63)	-	(94)	-	(901)
Provision (benefit) for federal income taxes	-	-	-	-	(255)	(255)
(Loss) income from continuing operations before
discontinued operations	(744)	(63)	-	(94)	255	(646)
Discontinued operations	-	-	-	29	-	29
Net (loss) income	$ (744)	$ (63)	$ -	$ (65)	$ 255	$ (617)

For the nine months ended September 30, 2003	Policy Liabilities and Contract-holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Revenues:
Premiums, net	$ 33	$ -	$ -	$ (155)	$ -	$ (122)
Earned insurance charges	-	-	-	(190)	-	(190)
Net investment income	-	-	-	(61)	-	(61)
Real estate income, net	-	-	-	(15)	-	(15)
Other revenue	-	-	-	(1,244)	-	(1,244)
Total revenues	33	-	-	(1,665)	-	(1,632)
Benefits and expenses:
Policyholder benefits and expenses	36	189	-	2,064	-	2,289
Interest expense on contractholder deposit funds	917	-	-	(2,410)	-	(1,493)
Amortization of deferred policy acquisition costs	-	-	-	90	-	90
Amortization of present value of future profits
of acquired business	-	-	-	(90)	-	(90)
Operating expenses	-	-	-	(1,253)	-	(1,253)
Total benefits and expenses	953	189	-	(1,599)	-	(457)
(Loss) income from continuing operations before
federal income taxes and discontinued operations	(920)	(189)	-	(66)	-	(1,175)
Provision (benefit) for federal income taxes	-	-	-	25	(453)	(428)
(Loss) income from continuing operations before
discontinued operations	(920)	(189)	-	(91)	453	(747)
Discontinued operations	-	-	-	(101)	-	(101)
Net (loss) income	$ (920)	$ (189)	$ -	$ (192)	$ 453	$ (848)

The effect of the above restatement adjustments on the results of operations for the three months and nine months ended September 30, 2003, respectively, cash flows for the nine months ended September 30, 2003, and financial position as of December 31, 2003, are as follows (in thousands):

	2003
	As Previously
	Reported	As Restated
Consolidated Balance Sheet as of December 31, 2003:
Investments:
Policy loans	$ 42,615	$ 42,452
Total investments	688,927	688,764
Cash and cash equivalents	82,187	82,436
Deferred policy acquisition costs	54,940	54,819
Present value of future profits of acquired businesses	20,919	21,096
Agency advances and other receivables	9,931	10,241
Reinsurance receivables	40,034	39,978
Accrued investment income	7,142	6,695
Total assets	$ 1,286,095	$ 1,286,044

Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 588,810	$ 593,881
Future policy benefits	167,181	169,244
Deferred federal income taxes	8,369	6,333
Other liabilities	25,655	25,313
Total liabilities	1,176,979	1,181,735
Shareholders’ equity:
Additional paid-in capital	69,867	70,391
Accumulated other comprehensive income	(2,401)	(2,121)
Retained earnings	62,721	56,988
Common treasury stock, at cost	(23,575)	(23,453)
Total shareholders’ equity	109,116	104,309
Total liabilities and shareholders’ equity	$ 1,286,095	$ 1,286,044

	2003
	As Previously
	Reported	As Restated
Consolidated Statements of Operations for the three months ended
September 30, 2003:
Revenues:
Premiums, net	$ 7,677	$ 7,627
Net investment income	8,803	8,782
Real estate income, net	559	554
Other revenue	1,634	635
Total revenues	27,767	26,692
Benefits and expenses:
Policyholder benefits and expenses	12,161	13,359
Interest expense on contractholder deposit funds	6,733	6,291
Amortization of deferred policy acquisition costs	2,948	2,978
Amortization of present value of future profits of acquired business	987	957
Operating expenses	11,495	10,565
Total benefits and expenses	34,531	34,357
(Loss) income from continuing operations before
federal income taxes	(6,764)	(7,665)
Provision (benefit) for federal income taxes	(1,012)	(1,267)
(Loss) income from continuing operations before discontinued operations	(5,752)	(6,398)
Discontinued operations	-	29
Net (loss) income	$ (5,752)	$ (6,369)
Net loss per share (basic and diluted)	$ (0.60)	$ (0.66)

	2003
	As Previously
	Reported	As Restated
Consolidated Statements of Operations for the nine months ended
September 30, 2003:
Revenues:
Premiums, net	$ 23,812	$ 23,690
Earned insurance charges	30,769	30,579
Net investment income	27,941	27,880
Real estate income, net	1,749	1,734
Other revenue	3,195	1,952
Total revenues	87,775	86,143
Benefits and expenses:
Policyholder benefits and expenses	32,548	34,838
Interest expense on contractholder deposit funds	21,364	19,871
Amortization of deferred policy acquisition costs	9,312	9,402
Amortization of present value of future profits of acquired business	3,030	2,940
Operating expenses	31,175	29,922
Total benefits and expenses	100,630	100,174
(Loss) income from continuing operations before
federal income taxes	(12,855)	(14,031)
Provision (benefit) for federal income taxes	(1,922)	(2,350)
(Loss) income from continuing operations before discontinued operations	(10,933)	(11,681)
Discontinued operations	-	(101)
Net (loss) income	$ (10,933)	$ (11,782)
Net loss per share (basic and diluted)	$ (1.13)	$ (1.22)

	2003
	As Previously
	Reported	As Restated
Consolidated Statements of Cash Flows for the
nine months ended September 30, 2003:
Cash flows from operating activities:
Net loss	$ (10,932)	$ (11,782)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of deferred policy acquisition costs	9,311	9,402
Amortization of present value of future profits of acquired business	3,030	2,940
Changes in assets and liabilities:
Increase in accrued investment income	(1,019)	(986)
Decrease in agency advances and other receivables	5,360	5,519
Decrease (increase) in other assets	1,545	2,192
Increase in policy liabilities and accruals	2,217	2,256
Increase in other liabilities	2,374	4,614
Decrease in deferred federal income taxes	(3,072)	(3,280)
Other, net	1,308	435
Net cash provided by (used in) operating activities	302	1,490
Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturities	323,758	323,107
Net decrease in policy loans	2,231	2,213
Acquisition of subsidiary companies	(3,183)	(4,124)
Net cash used in investing activities	(31,063)	(32,673)
Cash flows from financing activities:
Sales of treasury stock	(1,103)	(1,812)
Net cash provided by financing activities	12,131	11,422
Net decrease in cash	$ (18,633)	$ (19,761)

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

The Company adopted the provisions of SOP 03-01 at January 1, 2004, resulting in an increase to income as a cumulative effect of a change in accounting principle totaling $229,000, net of taxes, as reflected in the accompanying 2004 condensed consolidated statement of operations for the nine months ended September 30, 2004. The Company has certain universal life insurance products that are credited with bonus interest after applicable qualifying periods. The adoption of the new accounting principle resulted in a change in the pattern of recognition of the bonus interest expense.

4. Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
		2003		2003
	2004	(restated) (1)	2004	(restated) (1)

BASIC:
Loss from continuing operations before cumulative effect of change
in accounting principle	$ (4,845)	$ (6,398)	$ (11,141)	$ (11,681)

Weighted average common shares
outstanding	9,798	9,688	9,795	9,626

Basic loss per share	$ (0.49)	$ (0.66)	$ (1.13)	$ (1.21)
DILUTED:
Loss from continuing operations before cumulative effect of change
in accounting principle	$ (4,845)	$ (6,398)	$ (11,141)	$ (11,681)

Weighted average common shares
outstanding	9,798	9,688	9,795	9,626
Common stock options	-	-	-	-
Common stock and common stock
equivalents	9,798	9,688	9,795	9,626

Diluted loss per share	$ (0.49)	$ (0.66)	$ (1.13)	$ (1.21)

(1) See Note 2

Options to purchase 650,000 shares of common stock at $16.42 were outstanding at September 30, 2004, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods in which a loss from continuing operations was incurred. Options to purchase 873,020 shares of common stock at prices ranging from $8.18 to $16.42 were outstanding at September 30, 2003, but were not included in the computation of diluted earnings per share because the inclusion would result in an antidilutive effect in periods in which a loss from operations was incurred.

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

A curtailment occurred on January 1, 2004 when the decision was made to terminate the employment of all active participants in the plan as discussed in item (d) above. Because the plan’s unrecognized losses exceeded the decrease in projected benefit obligation (“PBO”) caused by the curtailment as of January 1, 2004, the SFAS No. 88 curtailment charge recognized in the 2004 expense was zero. (The plan was subsequently amended to prevent any new or rehired employee from entering or reentering the plan in the future. Thus, the plan is now frozen.)

A settlement occurred on December 31, 2004 of several former employees’ plan obligations through the payment of lump sums. A settlement occurs whenever the lump sums paid during the year exceed the sum of the plan's Service Cost and Interest Cost components of expense for that year. The settlement resulted in the recognition of a $399,000 charge to expense in the 4th quarter of 2004.

The pension costs for the Family Life Pension Plan include the following components at September 30, 2004:

	Three months ended September 30,	Nine months ended September 30,

Service cost for benefits earned during the year	$ -	$ -
Interest cost on projected benefit obligation	126,983	380,949
Expected return on plan assets	(108,056)	(324,168)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized (gains)/losses	19,276	57,828
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$ 38,203	$ 114,609

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

The pension costs for the ILCO Pension Plan include the following components at September 30, 2004:

	Three months ended September 30,	Nine months ended September 30,

Service cost for benefits earned during the year	$ 145,556	$ 436,668
Interest cost on projected benefit obligation	283,352	850,056
Expected return on plan assets	(342,053)	(1,026,159)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized (gains)/losses	43,775	131,325
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$ 130,630	$ 391,890

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

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma income information is as follows (in thousands except for net income per share) for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
		2003		2003
	2004	(restated) (1)	2004	(restated) (1)

Net loss as reported	$ (4,845)	$ (6,369)	$ (10,912)	$ (11,782)
Pro forma compensation expense,
net of tax benefits	-	-	-	-
Net loss - pro forma	$ (4,845)	$ (6,369)	$ (10,912)	$ (11,782)

Net loss per share:
Basic as reported	$ (0.49)	$ (0.66)	$ (1.11)	$ (1.22)
Diluted as reported	$ (0.49)	$ (0.66)	$ (1.11)	$ (1.22)
Basic - pro forma	$ (0.49)	$ (0.66)	$ (1.11)	$ (1.22)
Diluted - pro forma	$ (0.49)	$ (0.66)	$ (1.11)	$ (1.22)

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

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  Under this new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.  The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the consolidated financial statements for the year ending December 31, 2006.

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

The settlement provides for payments aggregating $3 million by the Company to Roy Mitte in equal installments of $1 million on June 1, 2003, June 1, 2004 and June 1, 2005, with a provision for acceleration of payments in the event of a change in control. The settlement agreement also includes provisions whereby, the Company agrees (i) to use reasonable efforts to locate purchasers over a two-year period for 1,552,206 shares of FIC common stock owned by the Foundation at a price of $14.64 per share, (ii) to purchase (or, alternatively, locate a purchaser) on or before June 1, 2003 for 39,820 shares of FIC common stock owned by Roy Mitte and 35,502 shares of common stock held in the ESOP account of Roy Mitte, at a price of $14.64 per share. The agreement also includes provisions related to the continuation of health insurance of Roy and Joann Mitte and payment for the cancellation of options held by Roy Mitte to purchase 6,600 shares of FIC common stock. The Company has recognized a charge of $2.9 million in 2003 for the discounted amounts to be paid under the settlement agreement, which is reflected in the consolidated statement of operations for the nine months ended September 30, 2003, as litigation settlement.

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

At September 30, 2004, the Company had $589,000 of real estate held for sale, consisting of six properties. Three of these properties were sold in 2005 and the remaining three properties were sold in early 2006. Realized gains on the sales totaled $761,000 and $517,000 in 2005 and 2006, respectively.

Amendment of Subordinated Loans

FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at September 30, 2004. With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of September 30, 2004, compared with December 31, 2003, and its results of operations for the three and nine-month periods ended September 30, 2004, compared with the same period last year. This discussion should be read in conjunction with the consolidated financial statements included in FIC’s Form 10-K for the year ended December 31, 2004, filed with the SEC contemporaneously with this Form-Q filing.

Restatement

In this Item 2, references to results for the three and nine month period ended September 30, 2003 are to restated results. As discussed in the Notes to the Condensed Consolidated Financial Statements above, the Company has restated the consolidated financial statements for the fiscal year ended December 31, 2003 and the unaudited condensed consolidated financial statements for the four quarters of year 2003. The details of the significant adjustments and resulting restatement are described in Note 2 of the accompanying consolidated financial statements.

Results of Operations – Three Months Ended September 30, 2004 and 2003

For the three month period ended September 30, 2004, the Company reported a net loss of $4.8 million and basic and diluted loss per common share of $0.49 compared to a net loss of $6.4 million and basic and diluted loss per common share of $0.66 for the three month period ended September 30, 2003. The three months ended September 30, 2004 and 2003 include the impact of certain trends and changes in the business of the Company which are dominant in the results of the nine months ended September 30, 2004 and 2003. These items are described in the nine-month results of operations below. Of these results, certain significant items of change between the three months ended September 30, 2004 and 2003 which contribute to a decline in net loss of $1.5 million between periods are as follows:

•

Decline in premiums earned of $2.2 million noted primarily due to the run-off in the Company’s existing books of business and a decline in new policies in Investors Life, offset by increases in new policies in Family Life.

•

Decline in net investment income of $1.5 million due predominately to reductions in the interest earnings on the Company’s interest-bearing investments, notably due to reinvestment of investment proceeds into lower-yielding securities and an overall decline in investments held.

•	Increase in net realized gains of $1.4 million due to sales of securities through the realignment of the Company’s portfolio in accordance with new investment policies.
•	Decrease in interest expense on contractholder deposits of $526,000 primarily due to a reduction in interest rates credited to the policyholders.
•

Decrease in operating expenses of $2.6 million resulting from the reduction of unusual expenses occurring in the three months ended September 30, 2003 and significant reductions in staffing levels beginning in late 2003.

Results of Operations – Nine Months Ended September 30, 2004 and 2003

For the nine-month period ended September 30, 2004, FIC’s net loss was $10.9 million (basic and diluted loss of $1.11 per common share) on revenues of $78.4 million as compared to net loss of $11.8 million (basic and diluted loss of $1.22 per common share) on revenues of $86.1 million in the first nine months of 2003.

In 2004, FIC’s net loss was affected by the following significant and unusual items:

•

Significantly higher policyholder benefits and expenses totaling $36.4 million for the nine months ended September 30, 2004, compared to $34.8 million for the same period in 2003. A substantial portion of this increase was related to higher death benefits.

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

The above described significant and unusual items need to be taken into consideration in drawing comparisons between the operating results for the nine months ended September 30, 2004 and 2003.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Both renewal premiums and first-year premiums have declined from 2003 to 2004. Premium income for the first nine months of 2004, net of reinsurance ceded, was $17.8 million, as compared to $23.7 million in the first nine months of 2003. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiaries. The decrease in premium income reflects the run-off in the Company’s existing traditional life insurance book of business. This decrease in renewal premiums is exceeding first year premium production levels, resulting in the overall decline in premium revenues on traditional life insurance products.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Annual charges made against these deposits are reported as revenue. For the nine months ended September 30, 2004 and 2003, annuity deposits and UL premiums totaled $31.7 million and $44.5 million, respectively.

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

Earned insurance charges totaled $31.5 million for the first nine months of 2004, as compared to charges of $30.6 million in the same period of 2003. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges.

Net investment income for the first nine months of 2004 was $23.9 million as compared to $27.9 million in the same period of 2003. The decrease in net investment income from 2003 to 2004 was primarily attributable to 1) a decline in the income received from the Company’s interest-bearing investments, resulting from decreasing interest rates during 2003 and 2004 and 2) significant reinvestment of investment proceeds from sales, maturities, and mortgage-backed security prepayments in lower-yielding securities during this period.

Real estate income is primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Real estate income (revenues from leases less associated operating expenses and depreciation) was $1.3 million for the nine-month period ended September 30, 2004, compared to $1.7 million during the same period in 2003. This decline is attributable primarily to additional operating expenses and depreciation for the buildings of River Place Pointe. In June 2005, the Company sold the River Place Pointe property, and accordingly, the Company will no longer have significant real estate-related income subsequent to June 2005 as the sales proceeds were reinvested primarily in fixed maturity securities.

Net realized investment gains were $2.3 million in the first nine months of 2004, as compared to $0.3 million in the first nine months of 2003. The realized gains for 2004 were primarily from the sales of fixed maturity securities and one of the Company’s real estate properties classified as held for sale. The realized gains for 2003 were primarily from the sales of fixed maturity securities.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $36.4 million in the first nine months of 2004, as compared to $34.8 million in the first nine months of 2003. The increase in policyholder benefits and expenses was primarily attributable to both higher death benefit claims and surrenders of traditional life insurance policies.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $17.5 million in the first nine months of 2004, as compared to $19.9 million in the same period of the year 2003. The decrease in interest expense in 2004 was primarily attributable to reductions in interest rates credited to policyholders, as the Company managed its interest spread in response to the low and declining interest rates that characterized 2004 and 2003.

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

Amortization of deferred policy acquisition costs (DAC) for the first nine months of 2004 was $8.7 million, as compared to $9.4 million in the same period in 2003. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. DAC is amortized over the premium-paying period of the policies in proportion to estimated annual premium revenue for traditional life insurance business. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period.

Present value of future profits on acquired businesses (PVFP) is amortized in a similar manner as DAC, as previously described, for traditional and interest sensitive business. Amortization of PVFP totaled $2.5 million and $2.9 million for the nine months ended September 30, 2004 and 2003, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first nine months of 2004 were $25.1 million, as compared to $29.9 million in the first nine months of 2003. This decrease in the level of operating expenses is partially the result of several unusual items occurring during the first nine months of 2003. The operating expenses for the nine months ended September 30, 2003, included: (i) legal expenses related to litigation and proxy matters; and (ii) fees paid to Solomon Smith Barney related to the matter set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003.

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

In addition to normal operating expenses, the Company incurred litigation expense of $2.9 million in the first nine months of 2003 related to the Mitte Settlement (see Note 10, “Commitments and Contingencies” in the accompanying condensed consolidated financial statements for further discussion of the Mitte Settlement). This expense was reflected separately as litigation settlement in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003.

Interest expense for 2004 and 2003 totaled $624,000 and $286,000, respectively. The interest expense relates to debt service on $15 million the Company borrowed in 2003 through issuance of trust preferred notes (the “2003 Notes”). The Company utilized the borrowing proceeds to pay for its acquisition of the New Era Companies and to repay advances that it had received from one of its insurance company subsidiaries for operating expenses. The 2003 Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%.

Taxes

The provision for federal income taxes on loss from operations, before cumulative effect of change in accounting principles, reflects tax benefits totaling $1.3 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively. These tax amounts equate to effective tax benefit rates of (10.3%) and (16.8%) for the nine months ended September 30, 2004 and 2003, respectively. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company is due to the establishment of a valuation allowance and increases to this allowance for deferred tax assets. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance wholly owned subsidiaries.

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

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of September 30, 2004, Investors Life held $15.4 million of notes receivable from FIC (the “Affiliated Notes”) that represented the remaining indebtedness related to the Family Life acquisition. Although this intercompany indebtedness is eliminated on FIC’s condensed consolidated balance sheets, it creates a debt service requirement at the holding company level. In June 2004, with approval of the Texas Department of Insurance, the Affiliated Notes were amended to provide for:

a)	no principal payments until March 12, 2006;
b)	principal payments each quarter of $1,536,927, commencing March 12, 2006, and ending with a final payment on June 12, 2008; and
c)	interest payments each quarter, at an annual rate of 5.0%.

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

The ability of Family Life and Investors Life to pay dividends to FIC and meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Family Life and Investors Life can pay such dividends by (a) including the “greater of” standard for payment of dividends to shareholders and (b) requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of” standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the capital and surplus or (ii) the insurer's net gain from operations for the previous year.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of September 30, 2004 were $578.3 million, compared to $593.9 million at December 31, 2003. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At September 30, 2004, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $404.5 million, represented insurance products, as compared to only $173.8 million of annuity product liabilities.

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

Cash and cash equivalents at September 30, 2004 were $14.0 million compared to $82.4 million at December 31, 2003. The $68.4 million decrease in cash and cash equivalents at September 30, 2004 from December 31, 2003 was due primarily to reinvestment of cash into purchases of fixed maturity securities and short-term investments, and to net contractholder deposit funds withdrawals made during the nine months ended September 30, 2004. Cash and cash equivalents at September 30, 2003 was $143.3 million.

Net cash provided by operating activities was $6.2 million for the nine month period ended September 30, 2004, compared to $1.5 million for the same period of 2003. The increase in cash provided by operating activities of $7.7 million from 2003 to 2004 was primarily attributable to increases in other liabilities, offset by decreases in agent advances and other receivables and policy liabilities and accruals. Additionally, net activity from trading securities also contributed a portion of the change.

Net cash used by investing activities was $52.2 million in the nine month period ended September 30, 2004, compared to $32.7 million used by investing activities for the same period of 2003. The $19.5 million increase in cash used by investing activities in 2004 was due primarily to net purchases of fixed maturity securities and an increase in short-term investments.

Net cash used in financing activities was $22.4 million in the first nine months of 2004, compared to cash provided by financing activities of $11.4 million in the first nine months of 2003. The most significant components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For the nine months ended September 30, 2004 and 2003, contractholder fund withdrawals exceeded deposits by $22.4 million and $2.9 million respectively. The significant change in net withdrawals in 2004 is due to a decline in deposits in 2004 from 2003 of $12.8 million and an increase in withdrawals of $6.7 million for the same period. Additionally, the Company had bank borrowings of $15.0 million during the nine months ended September 30, 2003.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

Assets

During 2004, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) declined by $10.9 million. This change, resulting in the net decrease to shareholders’ equity, is primarily due to the net loss for the nine months of $10.9 million.

During 2003, the Company reduced its investment in cash and short-term investments significantly, shifting funds to investments in debt instruments. A substantial portion of these funds, along with proceeds from maturing investments and sales, were reinvested during the first half of the year in assets (collateralized mortgage obligations (“CMOs”), asset-backed securities, and private placements) that the then-incumbent management of the Company expected would increase overall returns on invested assets. Following a review of the investment portfolios of the life insurance subsidiaries of the Company in September 2003, the Investment Committee of the Company’s then newly elected Board of Directors recommended the engagement of a third-party investment manager to provide ongoing, professional management of the portfolios. In October 2003, the life insurance subsidiaries entered into investment management agreements with Conning. Under these agreements, Conning manages the investment security portfolios of the Company’s life insurance subsidiaries in accordance with investment policies set by the Company’s Board of Directors.

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

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). As of September 30, 2004, the market value of FIC’s equity securities was $7.8 million, compared to $7.9 million at December 31, 2003. The decrease is related to a decrease in the value of the underlying funds in the separate accounts.

FIC’s real estate investment is primarily related to the development of the River Place Pointe project (“River Place Pointe”) by Investors Life. At September 30, 2004, FIC’s investment totaled $88.6 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. FIC and its insurance company subsidiaries occupy one of the seven buildings. Three of the other buildings were substantially leased, but three buildings remained unleased as of September 30, 2004. The project was sold in June 2005, in a cash transaction, for $103 million. The Company will realize a gain of $10.1 million on the sale, which includes both a current 2005 realized gain of $8 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

Investors Life had $350.2 million of separate account assets as of September 30, 2004 (not including the value of the Company’s own start-up investment in one of the accounts), as compared to $358.3 million at the end of 2003. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $739.7 million at September 30, 2004, compared to $763.1 million at December 31, 2003. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

During the nine months ended September 30, 2004, deferred income taxes have increased $1.6 million from December 31, 2003, most notably due to the tax effects of decreases in deferred policy acquisition costs and increases in net operating loss carryforwards and pension liabilities. These are offset by a valuation allowance based on future realization of deferred tax assets. This valuation allowance has been increased due to the continuing net losses of the Company.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC, excluding its separate account assets (which are not relevant for this purpose), at September 30, 2004, this ratio was 10.4%, compared to 11.2% at the end of 2003. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

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

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 14.0% of its total liabilities at September 30, 2004, or 20.0% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income in amounts which may be material.

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed income assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company’s condensed consolidated balance sheets is estimated to be $30.2 million at September 30, 2004 and $38.4 million at December 31, 2003. For purposes of the foregoing estimate, fixed maturity securities held for maturity, available for sale, and held for trading, and short-term investments were taken into account. The fair value of such assets was $612.7 million at September 30, 2004 and $560.7 million at December 31, 2003.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $187.4 million at September 30, 2004 and $263.4 million at December 31, 2003. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $14.9 million at September 30, 2004 and $19.1 million at December 31, 2003.

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of September 30, 2004. Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, FIC’s disclosure controls and procedures were ineffective.

As more fully described in Note 2, “Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements, in the course of completing the 2003 audited financial statements and, subsequently, the September, 2004 interim financial statements, management identified a significant number of internal control weaknesses in several key areas that had resulted in material misstatement of financial results. These include weaknesses in the following areas, among others: deferred policy acquisition costs; present value of future profits of acquired businesses; policy liabilities; reinsurance accounting; investment accounting; consolidation process; purchase accounting; financial reporting procedures and review process; and intercompany accounting.

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of September 30, 2004, through the use of internal and external resources, including the design, documentation and testing of internal controls for the major processes related to financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Future plans include the development of a remediation plan to include establishing new controls to meet predefined control objectives, correcting improperly defined control activities and establishing procedures to ensure that control owners retain formal documented evidence that will clearly prove the effectiveness of established and newly implemented internal controls.

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

Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.

On June 2, 2005, Equita and M&W Insurance Services, Inc. (“M&W”) filed a civil suit in Travis County, Texas District Court against the Company. The suit alleges that, in entering into certain agreements with the plaintiffs, the Company made certain misrepresentations and omissions as to its business and financial condition. The agreements referenced in the suit consist of (a) an option agreement entered into in June 2003 between Equita and the Company, granting Equita the right to purchase shares of FIC’s common stock at $16.42 per share, if certain sales goals were achieved under an exclusive marketing agreement between Equita and a subsidiary of the Company (the “Option Agreement”), (b) a stock purchase agreement entered into in June 2003 between M&W and the Roy F. and Joann Cole Mitte Foundation, pertaining to the purchase of 204,918 shares of FIC’s common stock (the Stock Purchase Agreement”), and (c) a registration rights agreement entered into in June 2003 among the plaintiffs and the Company, whereby the Company agreed to file and maintain a shelf registration statement which respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation or which may be acquired in the future by Equita under the option agreement (the “Registration Rights Agreement,” and, collectively, the “Agreements”). See “Item 1-Description of the Business-Marketing Agreement with Equita” and “Item 13 -Certain Relationships and Related Transactions.”

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first nine months of 2004.

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

(i)

On July 9, 2004, the Registrant filed a Current Report on Form 8-K. The current report referred to a press release issued July 9, 2004 by the Company, which announced that the Company had received a letter from Nasdaq confirming that the Company’s common stock had been delisted from the Nasqdaq Stock Market effective July 1, 2004.

(ii)

On August 4, 2004, the Registrant filed a Current Report on Form 8-K. The current report announced that Eugene E. Payne had submitted his resignation as a director of the Company effective July 27, 2004. The report also reported that Dr. Payne would receive a severance payment of $340,000 plus interest.

(iii)

On August 9, 2004, the Registrant filed a Current Report on Form 8-K. The current report announced that the Company had filed a Form 12b-25, Notification of Late Filing, with respect to the filing of its report on Form 10-Q for the quarter ended June 30, 2004.

(iv)

On September 9, 2004, the Registrant filed a Current Report on Form 8-K. The current report announced that the Company has identified certain accounting errors that will require the restatement of its shareholders' equity and financial statements for the periods ended September 30, 2003, June 30, 2003 and March 31, 2003. The Company further cautioned investors to no longer rely upon the financial statements included in its Form 10-Q for each of these quarters effected.