Form 10-K
period 2004-12-31
FINANCIAL INDUSTRIES CORP
filed 2006-10-30
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2004

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

Common Stock, $.20 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☐ NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2004, based on the closing sales price on the Nasdaq ($9.28), was $87,286,242.

The number of shares outstanding of Registrant’s common stock on September 30, 2006, was 9,869,504.

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-K, the statements, analyses, and other information contained herein, including but not limited to, statements found in Item 1 - Description of the Business, Item 3 - Legal Proceedings, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, relating to trends in our operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of Financial Industries Corporation (“FIC,” “the Company,” or the “Registrant”) to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) increasing competition in the sale of insurance and annuities; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of annuity and other accumulation products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 1 - Description of the Business, Item 3 - Legal Proceedings, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

SPECIAL NOTE ABOUT THIS REPORT

This report is our first annual report covering periods after December 31, 2003. Readers should be aware of several aspects of this annual report. First, this report is for the annual reporting period ended December 31, 2004. Second, because of the gap in our public reporting and the significant changes we have made to our business in the interim, we have included certain information relating to our business, current directors, current officers, and related matters which have occurred subsequent to December 31, 2004.  In this Form 10-K, we have restated the consolidated financial statements for the fiscal years 2003, 2002, 2001 and 2000 that were previously reported in Financial Industries Corporation’s Annual Report on Form 10-K (see Note 2 to the consolidated financial statements) for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K

General Development of the Business

Financial Industries Corporation (“FIC,” the “Company,” or the “Registrant”) is a holding company engaged primarily in the life insurance business through its ownership of Family Life Insurance Company (“Family Life”) and Investors Life Insurance Company of North America (“Investors Life”). Organized as an Ohio corporation in 1968, FIC reincorporated in Texas in 1980. FIC and its insurance subsidiaries have substantially identical management; officers allocate their time among FIC and its subsidiaries in accordance with the needs of the Company’s business. FIC’s executive offices are located at 6500 River Place Boulevard, Building I, Austin, Texas 78730.

Through 1984, FIC’s principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. From 1985 to 1987, FIC acquired a 48.1% equity interest in InterContinental Life Corporation (“ILCO”). At that time, ILCO was a publicly traded New Jersey corporation engaged in the sale and underwriting of life insurance and annuities through various subsidiaries. In 1991, FIC purchased Family Life, a Washington-based life insurance company, from Merrill Lynch Insurance Group, Inc. In 2001, FIC acquired the remaining shares of ILCO through a merger of a subsidiary of FIC with and into ILCO. See “Acquisitions, Acquisition Financing, and Divestitures-Acquisition of Investors Life.”

Until September 2002, the business and affairs of the Company were led by its former Chairman, CEO, and President, Roy Mitte. After Mr. Mitte’s termination as an executive officer, the Company in 2003 entered into several initiatives (see “Purchase and Sale of ‘New Era’ Companies” and “Investment of Assets” below). In 2003, a proxy contest relating to the election of directors resulted in the election in August 2003 of a majority of the board of directors from among the dissident candidates. Since August 2003, this newly constituted Board (the “new Board”) has taken substantial steps (described elsewhere in this document) intended to stabilize the business and refocus FIC’s growth strategy.

Changes in Management

Since August 2003, the new Board has brought in new management to run the Company. The CEO and President (Eugene Payne), Chief Financial Officer (George Wise), Chief Marketing Officer (William P. Tedrow), Vice President for Operations (John Welliver), Vice President for Information Technology (Tom Richmond), Corporate Communications Officer (Robert Cox), and Corporate Affairs Officer (Bob Bender) have all left the Company. They were replaced by a new non-employee Chairman of the Board (R. Keith Long), CEO and President (J. Bruce Boisture), Senior Vice President – Operations (Michael P. Hydanus), and CFO (Vincent L. Kasch). Also during this period Charles B. Cooper served as Chief Operating Officer from February through December 2004. In November 2005, J. Bruce Boisture resigned as CEO and President. Following the resignation of J. Bruce Boisture, Michael P. Hydanus was named as Interim CEO. In December 2005, Theodore A. Fleron, who had served as Vice President, General Counsel and Secretary of FIC, retired. He continues to be available as a consultant to the Company.

In addition, FIC had changes to its board of directors during this period as both Messrs. Payne and Boisture resigned their board positions and Robert Nikels joined the Board in November 2005, filling the position left vacant by the resignation of Salvador Diaz-Verson in July 2005.

Exploration of Strategic Alternatives

In the Company’s Form 8-K filed on June 9, 2006, the Board announced that it has retained Keefe, Bruyette & Woods, Inc. as its financial advisor to explore strategic alternatives of the Company to enhance shareholder value, including, but not limited to, the potential sale of the Company or its insurance subsidiaries. There can be no assurance that a transaction will result and the Company does not currently intend to disclose developments regarding its exploration unless and until the Board has approved a specific transaction.

Change in Domiciliary State

Prior to March 2004, FIC’s insurance company subsidiaries were chartered and regulated by the State of Washington and maintained insurance-related operations in Seattle, Washington, pursuant to an agreement with the Washington Department of Insurance. In 2003, FIC’s insurance company subsidiaries applied to the Insurance Departments in Washington and Texas for permission to redomesticate to Texas. The applications were approved in March 2004. The transfer of the Company’s insurance charters to Texas (in connection with consolidating its insurance operations in Texas) has helped it to achieve regulatory and operating efficiencies.

Creation of New Insurance Service Company

In June 2004, with the approval of the Texas Department of Insurance, FIC established a new insurance services subsidiary, FIC Insurance Services, L.P. This new entity provides management, operating and administrative services to both Family Life and Investors Life, on a fee basis. This structure enables FIC to improve cash flow at the holding company level.

Acquisitions and Divestitures

For much of its history, FIC has pursued a growth-by-acquisition strategy. A series of acquisitions, divestitures, and related financing has substantially shaped the current Company.

Acquisition of Family Life. In 1991, FIC acquired Family Life, a Washington-based life insurance company, from Merrill Lynch Insurance Group, Inc. Family Life’s primary business is the underwriting and sale of mortgage protection life insurance to customers who are mortgage borrowers from financial institutions with which Family Life has marketing relationships. Family Life distributes its insurance products primarily through a national career agency sales force. See “Insurance Subsidiaries - Family Life”.

Acquisition of Investors Life. From 1985 to 1987, FIC acquired an equity interest (approximately 48%) in InterContinental Life Corporation (“ILCO”), a public company that owned several life insurance companies. In December 1988, ILCO acquired Investors Life. During the 1990s, ILCO acquired several other insurance companies and merged its insurance subsidiaries into Investors Life. In May 2001, FIC acquired the remaining 51.9% of ILCO, making Investors Life an indirect, wholly-owned subsidiary of FIC. See “Insurance Subsidiaries – Investors Life.”

Purchase and Sale of “New Era” Companies. In June 2003, the Company acquired several small companies collectively known as the “New Era” companies. These companies (Paragon Benefits, Inc., The Paragon Group, Inc., and Paragon National, Inc. (collectively referred to as “Paragon”), Total Consulting Group, Inc., and JNT Group, Inc. (“JNT”)) were in several related businesses: consulting in the design of planned benefit programs for secondary school systems, investment advisory services for such plans and for other clients, insurance brokerage to participants in such plans, and third-party administrative services to such plans. The acquisition, made through a non-insurance subsidiary, cost approximately $4.9 million, of which $646,000 was paid in the form of FIC common stock. Also in connection with the acquisition, six principals/employees of the New Era companies obtained long-term (three-year to five-year) employment contracts, in connection with which they were to receive FIC stock, allocated as part of the Stock Purchase Agreements, with a market value of approximately $2.4 million as of the date of the Stock Purchase Agreements in June 2003.

The performance of the New Era companies after the acquisition was substantially below plan. By the fourth quarter of 2003, the Company had advanced approximately $1 million in working capital to the New Era companies. JNT, the third-party administration company, required extensive reworking of its recordkeeping systems during this period as well, along with a

$200,000 infusion from FIC into the fiduciary accounts maintained by JNT for its customers. One of the New Era principals resigned during this period, alleging “good reason” under the provisions of his employment agreement; see Item 3-Legal Proceedings-Litigation with Former Employee. On December 3, 2003, the remaining five New Era principals/employees notified the Company that they were resigning their employment, effective as of December 16, 2003, alleging that such resignations were for “good reason” under the provisions of their employment agreements. The Company notified the individuals that it disputed the “good reason” claim, and that their resignations would be viewed as a breach of their employment agreements.

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

In connection with the sale, the employment contracts of the five principals/employees were cancelled and FIC stock, with a market value of approximately $2.1 million as of December 31, 2003, that would otherwise have been payable to the five principals/employees, reverted to the Company. In consideration for the cancellation of the five principals’/employees’ employment contracts, the principals received a payment of $10,000 each from the Company. See, also, “Item 3-Legal Proceedings-Litigation with Former Employee of Subsidiary.”

Acquisition-Related Financing

Financing for Family Life Acquisition. The acquisition of Family Life in 1991 was financed in part through loans obtained from various third-party financing sources. By 1996, these loans had been replaced entirely by subordinated loans from Investors Life to FIC and Family Life Corporation. The outstanding balance on these loans at December 31, 2004, and June 30, 2006, was $15.4 million. With the approval of the Texas Department of Insurance, these loans were restructured as of March 18, 2004. As amended, the loans provide for a reduction in the interest rate from 9% to 5% for the balance of the term of the loans, no required principal payments for the period from June 12, 2004, to December 12, 2005, a resumption of principal payments on March 12, 2006, and ten equal quarterly principal payments until the maturity date of June 12, 2008. Again with the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a moratorium on principal payments for the period from March 12, 2006 to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009.

Because Investors Life is a wholly owned subsidiary of FIC, these loans do not appear on FIC’s consolidated balance sheets. The debt service associated with the loans, however, does affect FIC’s cash flow requirements, as well as the ability of FIC’s insurance subsidiaries to generate dividends or other cash flow to FIC. This debt service obligation also affects FIC’s ability to pay dividends to its shareholders.

FIC Borrowing in 2003. In May 2003, FIC borrowed $15.0 million by issuing subordinated notes. It used the proceeds in part for the acquisition of the New Era companies (see “Purchase and Sale of ‘New Era’ Companies,” below) and in part for general corporate purposes. The notes bear interest at LIBOR plus 4.2%, require the payment only of interest through May 22, 2033, and require repayment of the entire $15.0 million of principal on May 22, 2033. For a more extensive description of the notes, see Note 7 to the consolidated financial statements.

Financial Information About Segments

The principal operations of the Company’s insurance subsidiaries are the underwriting of life insurance and annuity products. Accordingly, no separate segment information is required to be provided by the Company for the three-year period ended December 31, 2004.

Description of the Business

Insurance Subsidiaries

The Company markets and sells life insurance products through agents of its insurance subsidiaries, Family Life and Investors Life. Effective April 1, 2004, the distribution of fixed annuity products was temporarily discontinued. During 2004 and 2003, the Company received $5.8 million and $23.1 million, respectively, of deposits under annuity contracts. The Company may resume the marketing of fixed annuity products in the future, depending upon market conditions and the development of new products that are more competitive; however, no definite date has been set for resumption of such sales.

Family Life. Family Life, which was organized in the State of Washington in 1949 and redomesticated to the State of Texas in 2004, specializes in providing mortgage protection life insurance to mortgage loan borrowers. Family Life believes that it is the only nation-wide captive-agent life insurance company operating primarily through leads from financial institutions. As of June 30, 2006, Family Life has contractual relationships with approximately 80 mortgage-service organizations across the country. This includes both mortgage-service companies actively marketing Family Life’s programs on an on-going basis and mortgage-service companies that do not market with Family Life but do allow insureds the convenience of including their premium payment with the monthly mortgage payment. Family Life has strong contractual relationships with many of the A-paper mortgage servicers and the top subprime lenders in the U.S. In recent years, certain mortgage-service companies have developed their own distribution systems for insurance products that are in competition with Family Life products, which has resulted in a decrease in revenues from some of the organizations with whom Family Life retains relationships. Family Life is currently evaluating alternatives to deal with this development.

Family Life’s mortgage protection business consists of term and universal life insurance sold to homeowners. Generally, the Family Life insurance policies are designed to repay or reduce the mortgage balances of policyholders in the event of their death. These policies are sold primarily to customers of independent financial institutions, often facilitated by a current list of borrowers provided by the financial institution. These policies may list the lending financial institution as the primary beneficiary of the life insurance policy. A key feature of the Family Life system is the ability to bill and collect premiums through the policyholder’s monthly mortgage payments. This system enables Family Life to provide a convenient solution to the financial security needs of the under-served and under-protected low-to-moderate income homeowner market, which is currently its primary market.

Direct access to mortgage customers and the convenience of the insured making payments through their mortgage bill provide Family Life with a competitive advantage in this market. Family Life’s primary distribution channel is its exclusive force of approximately 196 active agents as of June 30, 2006. During 2003 and 2004, the sales organization was extensively restructured to lower overall policy acquisition costs. The Company also upgraded its product portfolio in 2004 to offer more competitive features and benefits, including an option to return premiums paid if the insured lives to the end of the term period.

Family Life is licensed to sell annuity and life insurance products in 49 states and the District of Columbia (and not licensed to sell in New York) as of June 30, 2006. In 2004, Family Life derived premium income from all states in which it was licensed, with Texas, California and Florida accounting for approximately 29%, 21% and 5% of statutory premiums, respectively.

In 2004, direct statutory premiums received on Family Life’s life insurance products totaled $28.8 million. This compares to $32.8 million in 2003 and $36.9 million in 2002. First-year premium received was $3.6 million in 2004, compared to $4.1 million in 2003 and $4.0 million in 2002. See also “Agency Operations - Family Life Distribution System.”

Direct deposits from the sale of fixed annuity products (which were temporarily discontinued in April 2004) were $.1 million in 2004, compared to $1.4 million in 2003 and $1.4 million in 2002.

Investors Life. During 2004, Investors Life was engaged primarily in administering its existing portfolio of individual life insurance and annuity policies. Investors Life is licensed to sell individual life insurance and annuity products in 49 states (not licensed in New York), the District of Columbia, and the U.S. Virgin Islands as of June 30, 2006. These products were marketed through independent, non-exclusive general agents. In 2004, Investors Life derived premium income from all states in which it was licensed, with the largest amounts, 13%, 8%, and 8%, derived from Pennsylvania, California and Ohio, respectively.

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

In addition, Investors Life has introduced a series of level-term life products aimed at the mortgage-protection market that feature competitive rates and a guaranteed return of premium option. The Company has also offered, but has temporarily discontinued the sale of, fixed annuity products. In 2005, Investors Life introduced a new whole life product (the “Final Expense Product”) designed to compete in the 50 to 85 year-old population market. This product is a simplified issue product which had allowed Investors Life to improve its agent and customer support. The Final Expense Product has allowed Investors Life to enter into the new niche market of the 50 to 85 year-old population.

Direct statutory premiums received from all types of life insurance policies sold by Investors Life were $35.4 million in 2004, as compared to $38.9 million in 2003 and $42.1 million in 2002. Investors Life received reinsurance premiums from Family Life of $4.4 million in 2004, pursuant to the reinsurance agreement for universal life products written by Family Life. First-year premiums received were $251,000 in 2004, as compared to $1.1 million in 2003 and $1.3 million in 2002. The reduction in premiums received during the period from 2002 to 2004 and the relatively small amounts of first-year premiums received are a significant concern of the Company’s management, which is studying steps that are designed to increase the distribution of products written by Investors Life. See also “Agency Operations - Investors Life Distribution System.”

Direct deposits from the sale of fixed annuity products were $6.5 million in 2004, compared to $21.7 million in 2003 and $16.4 million in 2002.

Investors Life also sponsors a variable annuity separate account, through which it has offered single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the “Putnam Fund”), a series fund which is managed by Putnam Investment Management, Inc. As of December 31, 2004, the assets held in the separate account totaled $27.9 million. During 2004, the premium received in connection with these variable annuity policies was $176,000, which was received from existing contract owners. Investors Life no longer actively markets these products.

The separate account business of Investors Life also includes approximately $329.5 million of deposits under investment, or “wraparound”, annuity policies as of December 31, 2004. These policies were written during the 1970s, prior to FIC’s purchase of Investors Life. Investors Life (which was known as First Investment Annuity Company at that time) discontinued the sale of this type of policy following the issuance of a ruling by the IRS in 1977 that revoked prior rulings pertaining to the tax deferral of the inside build-up under the policies. However, the tax deferred treatment of policies issued prior to the 1977 ruling was grandfathered. Following the ruling, Investors Life reinsured 90% of the risk under this business with an independent life insurer, which also assumed responsibility for the administration of the policies. In June 2006, Investors Life recaptured the business, pursuant to the terms of the reinsurance agreement, and assumed responsibility for the administration of this block of business. Investors Life anticipates that this recaptured business will generate in excess of $2.0 million in additional annual fees. However, since the level of deposits under the policies has been declining over time, as annuitants die and policies are surrendered, the Company is not able to estimate the amount of fees that it will receive from this business in future years.

Investors Life also maintains a closed variable annuity separate account, with approximately $10.9 million of assets as of December 31, 2004. The separate account was closed to new purchases in 1981 as a result of an IRS ruling that adversely affected the status of variable annuity separate accounts that invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

Through its affiliate, ILG Sales Corporation, Investors Life operates a distribution system for the products of third-party life insurance companies. The marketing arrangement makes available, to appointed agents of Investors Life, types of life insurance and annuity products not currently being offered by Investors Life. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company’s appointed agents receive commissions on the sales of these products and the Company’s marketing subsidiary, ILG Sales Corporation, receives an override commission. During 2004, ILG Sales Corporation received override revenues of $569,000 through this distribution system. At December 31, 2004, Investors Life had relationships with approximately 200 agents engaged in this marketing effort as well as the sale of Investors Life’s own products. At June 30, 2006, reflecting the reorganization of the Investors Life distribution system described below, only 45 agents were licensed to sell both the products of Investors Life and those of unrelated companies available through ILG Sales Corporation.

The Company, as it builds the distribution of Investors Life’s own products, is phasing out the sale of third-party products. At June 30, 2006, further reflecting the reorganization of the Investors Life distribution system, there were 797 agents, which included 349 appointed agents, 404 agents contracted through a third-party independent marketing organization, and 44 captive agents, licensed to sell products of Investors Life.

Agency Operations

The products of FIC’s insurance subsidiaries are marketed and sold through two separate distribution channels.

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

During the last few years, Family Life has experienced changing demographics in the types of polices that its historic market can afford. In addition, during years with low interest rates, policyholders are refinancing mortgages with other lenders, leading to the challenge of keeping the policies in-force that were once billed by the previous lender. Based upon these changes, Family Life is currently evaluating how these industry changes affect its distribution system.

Investors Life Distribution System. Through 2004, Investors Life contracted with independent, non-exclusive agents, general agents and brokers nation-wide to sell its products. Such agents and brokers also sold insurance products for companies in competition with Investors Life. To attract agents and enhance the sale of its products, Investors Life has sought to pay competitive commission rates and provide other sales inducements.

Investors Life has recently reorganized its distribution system to enhance its ability to distribute its life insurance products. In connection with this reorganization, Investors Life has eliminated several layers of salaried sales managers and substituted a system of personal producing agents (“PPGAs”) managed directly from the home office. The Company believes that this PPGA system better suits the current sales level and enables Investors Life to provide an attractive level of commissions to agents. At June 30, 2006, the Company had 349 of these agents.

In 2005, Investors Life entered into a relationship with Ultra, Inc. (“Ultra”), an independent marketing organization (“IMO”) based in Kentucky, to distribute Investors Life’s new Final Expense Product. Ultra currently has approximately 404 agents selling the Final Expense Product. Investors Life is looking into marketing this product through its own independent agents as well as other IMOs.

In 2005, Investors Life also transitioned a significant portion of its Final Expense Product processing to a third party, Direct Insurance Marketing Administrators Corporation (“DIMA”). DIMA performs the file setup and all pre-underwriting functions. Investors Life makes the underwriting decision for each policy, and after DIMA receives the underwriting decision, prints and mails the accepted policies to the policyholders. Investors Life pays a fixed fee of $45 for each Final Expense policy issued. Because fees are only paid based on policies issued, this reduces the overhead cost of Investors Life with its Final Expense Product.

As an ongoing part of the reorganization of our distribution systems, Investors Life transitioned the exclusive agents of Family Life to the new “Exclusive Agent Division” of Investors Life. The creation of this new Division affords these agents an expanded, more competitive portfolio of products and improved sales methods designed to improve the overall marketability of the Company products to the mortgage protection market. Because of these structural marketing changes, Family Life’s new business premium will be significantly reduced. While the official target date for this transition is the third quarter of 2006, a total of 44 agents have been transitioned through June 30, 2006.

In May of 2006, the Company announced the reorganization of its sales and marketing departments for Family Life and Investors Life. The reorganization provides for a “shared services” marketing and sales department that combines into one unit several functions to serve all agent support needs for its life insurance subsidiaries, Investors Life and Family Life and allows each insurance subsidiary to leverage the expertise of the other. Management is currently evaluating various options to maximize the effectiveness and efficiencies of the combined departments, including the combined use of Investors Life and Family Life distribution systems and products.

Marketing Agreement with Equita. In June 2003, in connection with the New Era transaction described above, the Company entered into a marketing agreement with Equita Financial and Insurance Services of Texas, Inc. (“Equita”). Under the terms of the agreement, and subject to standards of commercial reasonableness and its own rate-of-return thresholds, the Company undertook to develop various insurance and annuity products for distribution by Equita. It granted Equita an exclusive right to distribute these products specifically to persons over the age of 55, and also granted Equita options for the purchase of FIC stock contingent on Equita meeting certain sales targets pursuant to an option agreement. The continuation of Equita’s exclusive distribution rights after December 31, 2004, however, was also contingent upon Equita meeting certain sales targets.

Beginning in June 2003, FIC undertook the development of both annuity and insurance products for distribution by Equita. As of December 31, 2004, however, Equita had not begun the distribution of any FIC products. In February 2004, Equita informed FIC that Equita regarded FIC to be in breach of several of FIC’s obligations under the marketing agreement. In June 2005, Equita commenced litigation against FIC pertaining to matters arising out of the option agreement. See “Item 3-Legal Proceedings-Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.”

Investment of Assets

From February through August 2003, FIC’s investment of its securities portfolio was directed by its internal investment committee. A number of bond purchases during this period resulted in part, at the end of September 2003, in writedowns of approximately $5.2 million of other than temporarily impaired investments. These bonds were all sold in the fourth quarter of 2003, resulting in a small additional loss subsequent to the writedowns. One additional bond purchased in early 2003 was sold in late 2003 for a net pre-tax gain of $580,000. On August 21, 2003, when the new Board took office, it suspended the investment authority of the internal investment committee and halted all trading. The Company retained Conning Asset Management Company (“Conning”) as the investment manager for the Company’s investment assets on October 20, 2003. Conning now manages the portfolio investment and investment accounting for the Company, reporting directly to the Investment Committee of the Board of Directors and to the Company’s CEO. The new Board’s Investment Committee has also adopted new Investment Policies for both Investors Life and Family Life.

In early October 2003, the new Board commenced (through outside counsel) an investigation into whether certain of the Company’s investment transactions for the period from January 2003 through August 21, 2003, had resulted in the payment of excessive mark ups and mark downs. The Company referred the results of its review to the National Association of Securities Dealers (“NASD”), which declined to initiate any formal action. After a review of its options, the Board concluded that it would not be in the best interests of the Company to pursue legal remedies.

At December 31, 2004, invested assets (including cash and cash equivalents) totaled $740.3 million. The general investment objective of the Company emphasizes the selection of short-to-medium term, high-quality, fixed-income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. In October 2005, the Board authorized Conning to invest up to $20 million for Investors Life and $5 million for Family Life in investments that are rated below investment grade. This change in policy provides flexibility to Investors Life and Family Life to enhance overall portfolio performance under various market conditions or event-driven opportunities.

The Company, with the assistance of Conning, began more actively managing its asset/liability matching in 2004. Of FIC’s invested assets, 67.4 % were in fixed maturity securities available for sale at December 31, 2004. At December 31, 2004, this portfolio consisted of 12% in government securities, 51% in corporate obligations, and 37% in mortgage-backed and asset-backed securities.

As described in more detail in “Item 2 - Properties,” Investors Life owned a significant real estate development, River Place Pointe, located in Austin, Texas. Investors Life sold the development on June 1, 2005, for a gross purchase price of $103 million. As a result of the sale of River Place Pointe, an analysis was conducted by Conning to maximize the risk/return profile of the reinvestment of the sales proceeds and the overall asset/liability duration efficiency for the Investors Life portfolio. As a result of Conning’s analysis, reinvestment of the proceeds into investment grade securities was made throughout the second half of 2005. The execution of this strategy lengthened the duration of the investment securities portfolio, thereby replacing the duration effects of the sale of the River Place Pointe assets.

The assets held by Family Life and Investors Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company emphasizes obtaining targeted profit margins, while minimizing the exposure to changing interest rates. In making such portfolio selections, the Company generally does not select new investments that are commonly referred to as “high yield” or “below-investment grade.” However, as described above, beginning in late 2005, the Company has allocated small portions of its investments to such securities.

The Company also maintains a portion of its investment assets in each of the following categories: invested real estate, real estate available for sale, short-term investments, equity securities, and policy loans. Most significant has been its investment in real estate, which totaled $77.2 million at the end of 2004. This consisted almost entirely of the Company’s prior investment in River Place Pointe, a seven-building office complex in Austin, Texas. The Company occupies one of the buildings as its home office. This home office building, which represented an additional investment of $13.6 million at December 31, 2004, is classified as “real estate held for use” on the Company’s consolidated balance sheet as of that date. The River Place Pointe development, completed in 2002, was 66% leased as of March 31, 2005 (excluding the Company’s home office building). The Company sold the River Place Pointe development on June 1, 2005, for a total consideration of $103 million. The Company will realize a gain of $10.1 million on the sale, which includes both a current 2005 realized gain of $8 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

For a further discussion of FIC’s invested assets, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments.”

Operations and Data Processing

Operations. During 2004, the Company completed the process of consolidating all of its insurance operations to its home office in Austin, Texas. The Company had previously conducted its day-to-day insurance operations in both its home office and a separate facility in Seattle, Washington for Family Life. It also maintained a substantial records storage facility in Seattle. During the second half of 2003 and the first quarter of 2004, the Company moved its Family Life operations from Seattle to Austin. The consolidation of its insurance operations allowed the Company to eliminate its Seattle staff without any increase in staffing in Austin. As part of this facility closure and resulting employee terminations, severance benefits were paid to employees. Severance costs incurred in 2004 and 2003 were $83,000 and $170,000, respectively.

Overall, the Company has reduced its staffing from its highpoint of 318 in June 2003 to 173 as of December 31, 2004, and to 139 as of June 30, 2006, thereby substantially reducing operating costs. Through ongoing improvements in systems and in operating procedures and efficiencies, the Company is seeking to make additional improvements in its operating costs per policy.

Data Processing. The Company provides for its data processing and control needs with modern industry-standard mainframe equipment, supplemented by network computing utilizing multiple servers. Current versions of the operating system and file maintenance software have been installed and are in operation. The Company maintains its own web sites, and separate sites for the policyholders and the agents of both of the insurance affiliates. The Company believes it has the capacity with existing systems to handle substantial increases in its business, and expects no significant additional investments in data processing facilities would be required for such increases. The Company expects to make additional efforts in the future to improve work processes and reduce expense levels.

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

On certain products being written by FIC’s insurance subsidiaries (which amounted to approximately 55% of new business written in 2004), the risk was reinsured on a percentage basis with Family Life retaining either 50% or 10% of the risk depending on the face amount of the policy. The reinsurer on this portion of the business, as part of its general withdrawal from the life reinsurance market, terminated these reinsurance agreements with respect to new business written on and after January

18, 2005. The reinsurer will continue to remain obligated with regard to policies issued and reinsured under the agreements prior to that date. The Company replaced these reinsurance agreements with new reinsurance arrangements under which, with regard to these types of business, the Company retains all risks up to $100,000 and 50% of amounts in excess of $100,000 up to a maximum exposure of $250,000 per risk.

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

These laws and regulations require the Company's insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business and their business and accounts are subject to examination by such agencies at any time. The insurance laws and regulations of the domiciliary state of the Company’s insurance subsidiaries require that such subsidiaries be examined at specified intervals. Both Investors Life and Family Life were domiciled in the state of Washington at the end of 2003 but, as noted elsewhere in this business description, redomesticated to Texas during the first quarter of 2004.

The Company’s life insurance subsidiaries, Investors Life and Family Life, are subject to periodic examination by the state insurance departments, usually on a three to five-year cycle. The Texas Department of Insurance is currently conducting an examination of the life insurance subsidiaries, which began on July 25, 2005. This examination covers the years 1999-2004.

As of the date of this report, the Company’s insurance subsidiaries are current in their filing obligations with respect to unaudited statutory financial statements. The audited statutory financial statements of the insurance subsidiaries for the year ended December 31, 2004, (“2004 Audited Financial Statements”), were due during the month of June 2005. Family Life filed its 2004 Audited Financial Statements on February 17, 2006. Investors Life filed its 2004 Audited Financial Statements on May 3, 2006. As the Company and its insurance subsidiaries work to become current in their financial statement filings, it will continue to provide the domiciliary state regulatory agency (the Texas Department of Insurance) with periodic information regarding the operations of the Company and its insurance subsidiaries. The 2005 audited statutory financial statements of the insurance subsidiaries were filed on July 10, 2006 to the Texas Department of Insurance.

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

The RBC requirements provide for different levels of regulatory attention for any company whose “Total Adjusted Capital” (which generally consists of its statutory capital, surplus, and asset valuation reserve) falls below 200% of its “Authorized Control Level RBC.” Calculations using the NAIC formula and the statutory financial statements of the Company’s insurance subsidiaries as of December 31, 2004, and December 31, 2005, indicate that the Total Adjusted Capital of each of the Company’s insurance subsidiaries was above its respective Authorized Control Level RBC.

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

Dividends. Dividends paid by FIC’s insurance company subsidiaries are a source of cash for FIC to make payments of principal and interest on its debt. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer’s earned surplus after dividends or distributions must be reasonable in relation to the insurer’s outstanding liabilities and adequate to its financial needs. Prior to the transfer of the domicile of Family Life and Investors Life from Washington to Texas in March 2004, the provisions of the Washington Insurance Code applied to the payment of dividends from the insurance subsidiaries to FIC. The provisions of the Washington Insurance Code applicable to the payment of dividends and extraordinary dividends by an insurance company are substantially similar to the provisions of Texas law described above. In 2003, 2004 and 2005, Family Life and Investors Life did not make any dividend payments to FIC. Family Life had earned surplus of ($4.3) million and $(7.3) million at December 31, 2004, and December 31, 2005, respectively, and a net loss from operations of $2.2 million for 2004 and $4.5 million for 2005. Investors Life had earned surplus of $18.5 million and $31.5 million at December 31, 2004, and December 31, 2005, respectively, and a net loss from operations of $3.9 million for 2004 and a net gain from operations of $3.3 million for 2005.

Valuation Reserves. Life insurance companies are required to establish an Asset Valuation Reserve (“AVR”) consisting of two components: (i) a “default component,” which provides for future credit-related losses on fixed maturity investments, and (ii) an “equity component,” which provides for losses on all types of equity investments, including equity securities and real estate. Insurers are also required to establish an Interest Maintenance Reserve (“IMR”), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer’s statutory financial statements, but do not affect the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). Since dividend payments are based upon statutory earnings and surplus, the combination of the AVR and IMR will affect statutory capital and surplus and therefore may reduce the ability of Investors Life and Family Life to pay dividends to FIC.

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

Under the Texas Insurance Code, unless (i) certain filings are made with the Texas Department of Insurance, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as the Company, which controls a Texas insurance company, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

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

On March 2, 2006, the Act was renewed by the House and Senate, and signed into law by President Bush on March 9, 2006.

Federal “do-not-call” Regulations. The Federal Communications Commission (“FCC”) has issued rules that regulate telephone solicitations and fax solicitations. These rules became effective on October 1, 2003. As part of these rules, the FCC established a National Do Not Call Registry. Family Life distributes its insurance products primarily through leads furnished by mortgage lenders. FIC’s insurance subsidiaries have implemented procedures to assist agents in compliance with the federal regulations. FIC does not believe that the additional compliance steps that agents are required to take have had a significant adverse effect upon sales.

Potential Federal Regulation. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies periodically investigate the condition of the insurance industry (encompassing both life and health and property and casualty insurance) in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Certain policies, contracts and annuities offered by the Company’s subsidiaries are subject to regulations under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions. As stated above, this Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”) is the first annual statement covering periods subsequent to December 31, 2003. Therefore, the Company is currently delinquent in its filings with the SEC, but is diligently working to become up-to-date with its required SEC filings.

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

NAIC IRIS Ratios. The NAIC Regulatory Information System (“IRIS”) ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2004, each of the Company’s insurance subsidiaries had six IRIS ratios outside of the usual ranges. However, for 2005, Family Life had five ratios, and Investors Life had two ratios which were outside the usual ranges. For Family Life, the ratios outside the usual ranges were primarily related to changes in capital and surplus, net income, investment income, and non-admitted assets. For Investors Life, the ratios outside the usual ranges were primarily related to investment income and changes in premium. Despite the IRIS ratio results for 2005, both Family Life and Investors Life continue to maintain capital and surplus positions which significantly exceed RBC and other regulatory requirements.

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

The Company believes it can compete effectively by focusing on markets where its approach to distribution and products provides competitive advantage. This includes initially the mortgage-protection insurance market. Family Life’s delivery system provides an advantage in the lower-income homeowner market. Also during 2004 and 2005, Family Life introduced new mortgage-related products with improved benefits and features. Investors Life has reorganized its distribution arrangements to compete more effectively in the mortgage-related market through independent brokers.

Ratings

FIC’s life insurance subsidiaries are rated by A.M. Best Company, Inc. (“A.M. Best”), a nationally recognized rating agency. Insurance ratings represent the opinion of the rating agency on the financial strength of a company and its capacity to meet the obligations of insurance policies. As of June, 2006, the insurance financial strength ratings assigned by A.M. Best to Investors Life and Family Life was B- and B, respectively. In both 2004 and 2005, the ratings assigned by A.M. Best to Investors Life and Family Life was B and B+, respectively. Prior to 2004, the rating assigned by A.M. Best to Investors Life and Family Life was B+ and B++, respectively. The Company cannot predict what actions, if any, A.M. Best may take in the future, or what actions the Company may take in response to such actions. A rating downgrade of either of the Company’s insurance subsidiaries by A.M. Best could adversely affect new sales of insurance products and retention of current business.

These financial strength ratings are current opinions of the rating agency. As such, they may be changed, suspended or withdrawn at any time by the rating agency as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the Company management’s request. In the event the Company’s ratings are downgraded, the Company’s business could be negatively impacted.

Employees of the Company

At December 31, 2004, the Company (including its subsidiaries) had approximately 173 employees, of whom 165 worked in the Company’s home office operations and 8 worked as field staff in the Company’s two insurance company subsidiaries. At the end of 2005, the Company relocated its field staff to the home office in Austin, Texas. At June 30, 2006, the Company had 139 employees.

Available Information

Our website address is www.ficgroup.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on the investor relations section of this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports promptly after we electronically file those materials with, or furnish those materials to, the SEC. Our Code of Ethics for Senior Executive and Financial Officers is also available on the investor relations section of our website. We will post any amendments to or waivers from a provision of our Code of Ethics for Senior Executive and Financial Officers on the same section of our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.

ITEM 1A.      RISK FACTORS RELATED TO OUR COMPANY

The reader should carefully consider the following risks, as well as the other information contained in this Form 10-K. The risks and uncertainties described below are not the only ones facing our Company. Although significant resources have been devoted to developing risk management policies and procedures, we may be exposed to unidentified or unanticipated risks which could negatively affect our financial position and earnings. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially. You should also refer to the other information set forth in this Form 10-K, including our consolidated financial statements and related notes.

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

Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Family Life and Investors Life to pay shareholder dividends is subject to restrictions set forth in the insurance laws and regulations of Texas, their domiciliary state since March 2004. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Prior to the transfer of the domicile of Family Life and Investors Life from Washington to Texas, the provisions of the Washington Insurance Code applied to the payment of dividends from the insurance subsidiaries to FIC. The provisions of the Washington Insurance Code applicable to the payment of dividends and extraordinary dividends by an insurance company are substantially similar to the provisions of Texas law described above. In 2003, 2004 and 2005, Family Life and Investors Life did not make any dividend payments to FIC. Family Life had statutory earned surplus (deficit) of ($4.3) million and $(7.3) million at December 31, 2004, and December 31, 2005, respectively, and a statutory net loss from operations of $2.2 million for 2004 and $4.5 million for

2005. Investors Life had statutory earned surplus of $18.5 million and $31.5 million at December 31, 2004, and December 31, 2005, respectively, and a statutory net loss from operations of $3.9 million for 2004 and a statutory net gain from operations of $3.3 million for 2005.

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

Specifically, if the applicable life insurance company’s total adjusted capital is less than 150% but greater than or equal to 70% of its authorized control-level risk-based capital, as each of these terms are defined in the risk-based capital requirements, the appropriate state regulatory authority may take any action it deems necessary, including placing the insurance company under regulatory control. In addition, if the insurance company’s total adjusted capital is less than 70% of its authorized control-level risk-based capital, the appropriate state regulatory authority is mandated to place the insurance company under its control.

As of December 31, 2005, the total adjusted capital of FIC’s insurance subsidiaries, Family Life and Investors Life, was approximately 717% and 560% of its authorized control level risk-based capital, respectively. If these percentages were to decrease, Family Life and Investors Life may become subject to regulatory action which could have a material adverse effect on our results of operations. The RBC ratio of Investors Life improved significantly as a result of the June 2005 sale of the River Place Pointe real estate investment. See Item 2-Properties.

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

These laws and regulations require our insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business, and their business and accounts are subject to examination by these agencies at any time. The insurance laws and regulations of the domiciliary state of our insurance subsidiaries require that FIC’s life insurance subsidiaries, Family Life and Investors Life, be examined at specified intervals, usually on a three to five-year cycle. The Texas Department of Insurance is currently conducting an examination of the life insurance subsidiaries, which began on July 25, 2005. This examination covers the years 1999-2004.

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

Failure of the Company to be current in its SEC reports and the delisting of our common stock from Nasdaq may have adverse effects on the Company and its shareholders.

Failure of the Company to be current in its SEC reports and the delisting of our common stock from Nasdaq may have adverse effects on the Company and its shareholders. During the period that we are delinquent in our SEC reports, FIC shareholders may have limited and dated information about the Company. Our failure to be current in our SEC reports has caused us to not be in compliance with SEC rules and regulations and could lead to an enforcement action by the SEC seeking to revoke the Company’s registration under the Securities Exchange Act of 1934.

Prior to our delisting in 2004, our common stock traded on the Nasdaq Stock Market’s National Market. Our common stock was delisted as a result of our failure to timely file SEC reports. We do not expect to apply to relist our common stock on Nasdaq or another trading market until we are current in our SEC reports. While our common stock is quoted in the Pink Sheets, there is currently only a limited trading market for our shares. The limited trading market for our common stock may cause fluctuations in the price and volume of our shares to be more exaggerated than would occur on Nasdaq or another trading market. We cannot assure you that prior to relisting our shares on Nasdaq or another trading market, you will be able to sell shares of our common stock without a considerable delay or significant impact on the sale price nor can we assure that even after we become current in our SEC reports that we will be relisted on Nasdaq.

Until we can become current in our SEC reports, our access to capital will be limited, which may make it more difficult to grow our business. Additionally, we will not be eligible to use a registration statement on Form S-3 for a period of 12 months after becoming current with our SEC reports. The inability to use Form S-3 may impair our abilities or increase our costs and the complexity of our efforts to raise funds in the public markets. Even after we become current with our SEC reports, our access to capital may be limited until we are able to be relisted on Nasdaq or another trading market.

As of December 31, 2004, we had material weaknesses in our internal controls, and our internal controls over financial reporting were not effective as of that date. If we fail to maintain an effective system of internal controls, we may not be able to provide timely and accurate financial statements.

As more fully described under Item 9A, Controls and Procedures, our management identified numerous material weaknesses over the effectiveness of our internal controls over financial reporting. As a result of the material weaknesses, management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting.

The Public Company Accounting Oversight Board has defined a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. As more fully described under Item 9A, management concluded as of December 31, 2004, FIC’s disclosure controls and procedures were ineffective and that FIC did not maintain effective internal control over financial reporting. We expect management to reach a similar conclusion as of December 31, 2005 in management’s report to be issued in our Form 10-K for the fiscal year ended December 31, 2005. In our Form 10-K for the fiscal year ended December 31, 2003, we also reported numerous material weaknesses and concluded that FIC’s disclosure controls and procedures were ineffective as of such date. Many of the material weaknesses identified as of December 31, 2003 were present at year end 2004 and have not been remediated to date.

We have implemented initiatives to remediate the material weaknesses in our internal controls. The steps we have taken and are taking to address the material weaknesses may not be effective. Any failure to effectively address a material weakness or other control deficiency or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, further delay our plan to become current in our SEC reports, disrupt our ability to process key components of our result of operations and financial condition timely and accurately and cause us to continue to fail to meet our reporting obligations under rules of the SEC.

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

Conversely, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increases in persistency, or a higher percentage of insurance policies remaining in-force from year to year. During such a period, our investment earnings will be lower because the interest earnings on our fixed income investments will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as a result of a decrease in the spread between interest rates credited to policyholders and returns on our investment portfolio.

The profitability of our spread-based business depends in large part upon our ability to manage interest rate spreads, and the credit and other risks inherent in our investment portfolio. We cannot guarantee, however, that we will manage successfully our interest rate spreads or the potential negative impact of those risks.

The price of shares of our common stock can fluctuate as a result of a variety of factors, many of which are beyond our control.

The factors which can cause the price of shares of our common stock to fluctuate include, among others:

•	quarterly variations in our operating results;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	developments generally affecting the insurance industry;
•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•	announcements by third parties of significant claims or proceedings against us;
•	our dividend policy;
•	the relatively low trading volume of our common stock;
•	future sales of our equity or equity-linked securities;
•	delinquency in the filing of required financial statements;
•	natural disasters and terrorist attacks; and
•	general domestic and international economic conditions.

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

Our earnings depend significantly upon the extent to which our actual claims experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The liability that we have established for future policy benefits is based upon assumptions concerning a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in-force from year to year. However, due to the nature of the underlying risks and the degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts that we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our reserves from period to period. To the extent that actual claims experience is less favorable than our underlying assumptions, we could be required to increase our liabilities. As a result, we may experience volatility in the level of future earnings to the extent that experience differs from our assumptions.

A downgrade in the financial strength ratings of our insurance subsidiaries may increase policy surrenders and withdrawals, reduce new sales and adversely affect relationships with our sales force.

Rating organizations periodically review the financial performance and condition of insurers, including the Company’s insurance subsidiaries. In recent years, downgrades of insurance companies have occurred with increasing frequency. In June of 2006, Investors Life was downgraded by A.M. Best from a rating of B to a rating of B-, and Family Life was downgraded from B+ to B.

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

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated companies, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the financial strength rating to be assigned to the rated company. The Company cannot predict what actions the rating organizations may take, or what actions the Company may be required to take in response to the actions of the rating organizations, which could adversely affect the Company.

These financial strength ratings are current opinions of the rating agency. As such, they may be changed, suspended or withdrawn at any time by the rating agency as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the Company management’s request. In the event the Company's ratings are downgraded, the Company's business may be negatively impacted.

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

Our policy claims fluctuate from period to period, and actual results could differ from our expectations.

Our results may fluctuate from period to period due to fluctuations in policy claims received by the Company. Family Life and Investors Life may experience higher claims if the economy is growing slowly or in recession, or equity markets decline.

Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, persistency and lapses, and future progress in the fields of health and medicine. Actual mortality, morbidity, and casualty claims could differ from expectations if actual results differ from those assumptions.

Our results may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, FIC makes certain assumptions regarding the mortality, persistency, expenses and interest rates, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of FIC’s balance sheet. FIC’s actual experiences, as well as changes in estimates, are used to prepare FIC’s statements of income.

The calculations FIC uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. FIC currently employs various techniques for such calculations and it from time to time will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates.

Assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revision over time. Accordingly, our results may be affected, positively or negatively, from time to time, by actual results different from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by Family Life and Investors Life. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. For example, subsequent to the terrorist assaults of September 11, 2001, reinsurance for man-made catastrophes became generally unavailable due to capacity constraints and, to the limited extent available, much more expensive. The high cost of reinsurance or lack of affordable coverage could adversely affect our results. If we fail to obtain sufficient reinsurance, it could adversely affect our ability to write future business.

As part of our business, we have reinsured certain life risks to reinsurers. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. A reinsurer’s insolvency, underwriting results or investment returns may affect its ability to fulfill reinsurance obligations.

We may not be able to maintain our current reinsurance facilities and, even where highly desirable or necessary, we may not be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments. Either of these potential developments could materially adversely affect our results of operating and financial condition.

General economic, financial market and political conditions may adversely affect our results of operations and financial condition.

Our results of operations and financial condition may be materially adversely affected from time to time by general economic, financial market and political conditions. These conditions include economic cycles such as:

•	insurance industry cycles;
•	levels of employment;
•	levels of consumer lending;
•	levels of inflation; and
•	movements of the financial markets.

Fluctuations in interest rates, monetary policy, demographics, and legislative and competitive factors also influence our performance. During periods of economic downturn:

•

individuals and businesses may choose not to purchase our insurance products and other related products and services, may terminate existing policies or contracts or permit them to lapse, or may choose to reduce the amount of coverage purchased;

•	new disability insurance claims and claims on other specialized insurance products tend to rise;
•	there is a higher loss ratio on credit card and installment loan insurance due to rising unemployment levels; and
•	insureds tend to increase their utilization of health and dental benefits if they anticipate becoming unemployed or losing benefits.

The failure to effectively maintain and modernize our information systems could adversely affect our business.

Our business is dependent upon our ability to keep up to date with technological advances. Our failure to update our systems, to reflect technological advancements or to protect our systems may adversely affect our relationships and ability to do business with our clients.

In addition, our business depends significantly on effective information systems, and we have many different information systems for our various businesses. We must commit significant resources to maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. As a result of our past acquisition activities, we have acquired additional information systems. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition. If we do not maintain adequate systems we could experience adverse consequences, including:

•	inadequate information on which to base pricing, underwriting and reserving decisions;
•	the loss of existing customers;
•	difficulty in attracting new customers;
•	customer, provider and agent disputes;
•	regulatory problems, such as failure to meet prompt payment obligations;
•	litigation exposure; or
•	increases in administrative expenses.

Our management information, internal control and financial reporting systems may need further enhancements and development to satisfy the financial and other reporting requirements of being a public company.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

FIC’s home office is located at River Place Pointe, 6500 River Place Blvd., Building One, Austin, Texas. River Place Pointe was purchased by Investors Life in October 1998. It consisted of approximately 48 acres of land in Austin, Texas. The aggregate purchase price for the undeveloped land was $8.1 million. The site development permit allowed for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. The Company completed construction of the first section of the project, which consists of four office buildings, an associated parking garage and related infrastructure, during 2000 and 2001. It completed the second phase of construction, which included three more office buildings, an associated parking garage and related infrastructure, in 2002. FIC and its insurance subsidiaries occupy Building One of River Place Pointe, consisting of approximately 76,143 square feet of space, and, for part of 2005, also occupied approximately 5,000 square feet of Building Four for records storage. On June 1, 2005, the Company sold River Place Pointe to a non-affiliated party, in a cash transaction for a gross purchase price of $103 million. Under the terms of the sale agreement, Investors Life entered into a lease with the purchaser with respect to all of the space in Building One, for a five-year term at a rate of $28.00 per square foot, which is above the market rate in effect in June 2005, but was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides Investors Life with a right of cancellation of the lease at March 31, 2008.

The Company also leases approximately 10,000 square feet in Cedar Park, Texas, to house the company’s printing operations and warehouse storage. The monthly rental for the Cedar Park facility is $9,123. The lease terms ends on February 28, 2007.

Family Life and Investors Life leased approximately 7,700 square feet of space in an office building in Seattle, Washington, which served as the statutory home office of the insurance companies. In addition, the insurance companies leased 22,100 square feet of warehouse space in Tukwila, Washington. The leases for each of these facilities expired on November 30, 2003, and were extended on a month-to-month basis, pending completion of the regulatory approval of the redomestication of the insurance companies from Washington to Texas. The lease for office space in Seattle was terminated on March 31, 2004. The lease for the warehouse space was terminated on February 29, 2004. For 2004, the combined monthly rental expense for these facilities was $24,891.

A subsidiary of FIC leased a building located at 40 Parker Road, Elizabeth, New Jersey. This building contains approximately 41,400 square feet of office space. The lease, which was entered into in December 1985 and expired in December 2005, called for an annual rental of $798,456 effective January 1, 2004; the actual rental charge for 2004 was $736,961. The lease provided that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by FIC; these costs amounted to $331,685, $316,392, and $306,505 in 2004, 2003 and 2002, respectively. FIC subleased this space to third parties, for which it received $214,099, $212,012, and $204,700 in 2004, 2003 and 2002, respectively. The lease was terminated on December 31, 2005. As described in more detail in “Note 12 – Lease Commitments” in the accompanying consolidated financial statements, at December 31, 2003, the Company accrued the estimated net loss for the continued operation of this building through the lease termination date. The estimated net loss of $2.0 million represented the annual base rental amount plus estimated operating expenses through December 2005, reduced by estimated sublease income. Actual losses incurred through the lease termination date were substantially equal to the estimated losses.

The Company believes that its properties and leased space are adequate to meet its foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company. The suit alleges that the Company refuses to hold a shareholder meeting because FIC is currently unable to comply with Rule 14a-3 of the Securities Exchange Act of 1934. The Company claims that because FIC is not currently in a position to solicit proxies in connection with an annual meeting, or to provide an annual report to its shareholders, FIC does not believe it is currently able to hold an annual shareholders’ meeting at which its shareholders will be fully informed or represented. The suit is brought under Article 2.24(B) of the Texas Business Corporation Act, which states that if an annual meeting of shareholders is not held within any 13-month period and a written consent of shareholders has not been executed instead of a meeting, any court of competent jurisdiction in the county in which the principal office of the corporation is located may, on the application of any shareholder, summarily order a meeting to be held. Mr. Porter is asking the Court to compel the Company to have a shareholder meeting; to order FIC to send notice of the meeting to the Company’s shareholders at its expense; to order the Company to provide Mr. Porter with a list of shareholders as of the record date for the meeting; and for costs and attorney’s fees. The Company filed its answer on June 30, 2006. On July 18, 2006, plaintiffs filed a motion to compel an annual shareholders meeting. On August 7, 2006, the Company entered into an Agreed Order On Plaintiff’s Motion to Compel Annual Shareholders Meeting (the “Order”) and agreed (1) to hold an annual shareholders meeting for the election of directors on December 6, 2006, even if the Company has not filed all relevant financial statements with the SEC or whether management is able to solicit proxies for the meeting; (2) that the record date for the annual shareholders meeting shall be October 24, 2006 (the “Record Date”); (3) that on or before October 27, 2006, the Company shall serve Mr. Porter with a complete list of shareholders as of the Record Date and (4) in the event that the Board of Directors of FIC, between the date of the Order and the December 6, 2006 annual meeting, votes to sell either or both of FIC’s life insurance subsidiaries without first obtaining approval of FIC’s shareholders, FIC will announce such impending transaction to the public through a Form 8-K filed with the SEC, and will agree to allow Mr. Porter a reasonable amount of expedited discovery prior to the closing of such transaction(s) so that Mr. Porter may determine whether or not to seek a restraining order or temporary injunctive relief preventing the closing of such transaction(s). In such event, Mr. Porter will also appear for deposition by the Company’s counsel, at a mutually agreeable time and place prior to any hearing on an application for restraining order or temporary injunctive relief.

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

Litigation with Former Employee of Subsidiary

As reported in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”), under “Item 3-Legal Proceedings-Litigation with Former Employee of Subsidiary”, in October 2003, the Company placed Earl Johnson, the then-president of JNT Group, Inc. (“JNT”), a subsidiary of FIC that was later sold in December 2003 in the sale of the New Era companies, on administrative leave pending an investigation of matters related to (1) Johnson’s alleged termination of an employee in response to her request for information regarding her workers’ compensation rights arising out of an injury and (2) his co-mingled and disorganized bookkeeping of JNT’s client accounts with those of a personal business owned by Mr. Johnson and run by him at the same office (using the Company’s employees to do so). Soon after being interviewed in the course of that investigation, Mr. Johnson resigned, alleging good reason under his employment agreement with a subsidiary of FIC, on the ground that the change in the composition of the Board of Directors of FIC following the 2003 Annual Meeting of Shareholders resulted in a “change of control” under the provisions of his employment agreement. The employment agreement provided that if Mr. Johnson were to voluntarily terminate his employment for good reason, he would receive compensation and benefits for the remainder of the three-year term of the agreement and would become fully vested in 17,899 restricted shares of FIC stock. The Company notified Mr. Johnson that his resignation was not for “good reason” pursuant to his employment agreement. Under that agreement, termination without good reason results in forfeiture of future salary and benefits, as well as forfeiture of the restricted shares of FIC common stock.

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

In addition, the Arbitrator awarded FICFS $28,000, plus interest at the rate of 6% per annum from July 21, 2005, to the date of payment, with respect to Johnson’s unauthorized conversion of funds held in the JNT suspense account. The order confirming the arbitration award was signed on February 27, 2006, by the Harris County district judge and the Company is currently pursuing collection of the judgment. No amounts have been recorded in the Company’s consolidated financial statements for such judgment.

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

The suit alleges that the Company breached the provisions of the Option Agreement by refusing to indemnify the plaintiffs for losses relating to the alleged breach of certain representations and warranties included in the Option Agreement. The plaintiffs also allege that the Company required M&W to purchase 204,918 shares of FIC common stock from the Mitte Foundation as a condition of Equita's obtaining, in June 2003, an exclusive marketing agreement with a subsidiary of the Company pertaining to the distribution of insurance products in the senior market (the "Marketing Agreement"), and that such requirement was motivated by the desire of the Company's management to obtain certain proxy rights obtained under a settlement agreement with the Mitte Foundation and the Mitte family. See Item 13-Certain Relationships and Related Transactions-Settlement of Litigation with Mitte Family. The plaintiffs further allege that the Company breached the provisions of the Registration Rights Agreement by failing to file a shelf registration with the SEC with respect to the shares of FIC's common stock purchased by M&W from the Mitte Foundation and the shares which may be acquired in the future by Equita under the provisions of the Option Agreement. The plaintiffs seek rescission of the Agreements; damages in an amount equal to the $3 million that M&W paid to acquire FIC shares from the Mitte Foundation, together with interest and attorneys' fees and unspecified expenses; and an unspecified amount of exemplary damages.

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

Shareholder Claim

As reported in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”), under “Item 3-Legal Proceedings-Shareholder Claim,” the Company received a demand letter in April 2004 from a law firm representing an individual shareholder (Mr. Cook) who owns 530 shares of the Company’s common stock, which letter set forth certain allegations and notified the Registrant that the shareholder intended to file a shareholder derivative lawsuit (the “Demand Letter”). A detailed description of the claims raised by the individual shareholder, and the actions taken by the Special Litigation Committee appointed by the Company’s Board of Directors to conduct a review of such claims, is set forth in the 2003 Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED HOLDER MATTERS

Market Information

From January 2001 until June 30, 2004, FIC’s common stock was traded on the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) (Nasdaq symbol: FNIN). Effective as of July 1, 2004, FIC’s common stock was delisted from trading on the Nasdaq National Market following a determination by the Nasdaq Listing Qualifications Panel (the “Panel”) regarding the Company’s eligibility for continued listing. The Panel determined that the continued listing of the Company’s securities on Nasdaq was subject to the Company having filed, on or before June 30, 2004, its Form 10-K for the year ended December 31, 2003, and its Form 10-Q for the quarter ended March 31, 2004. In a Form 8-K filed on June 29, 2004, FIC announced that it would not be able to file its Form 10-K for the year ended December 31, 2003, and its Form 10-Q for the quarter ended March 31, 2004, by the June 30th date established by the Panel. Since July 1, 2004, quotations for FIC’s common stock have been available on the National Quotation Bureau’s Pink Sheet quotation service, under the symbol FNIN.PK.

The following table sets forth the quarterly high and low closing prices for FIC common stock for 2005, 2004 and 2003. Quotations are furnished by the Nasdaq and, for periods subsequent to June 30, 2004, the National Quotation Bureau’s Pink sheet quotation service.

	Common Stock Prices
	2005		2004		2003
	High	Low	High	Low	High	Low

First Quarter	$7.90	$6.95	$14.35	$13.14	$15.87	$14.11
Second Quarter	8.95	7.40	14.11	9.28	14.98	12.95
Third Quarter	8.43	6.75	9.28	7.25	15.38	14.03
Fourth Quarter	8.50	7.30	8.50	7.30	14.99	13.42

Holders

As of June 30, 2006, there were approximately 14,403 holders of record of FIC common stock.

Dividends

In May 2002, the Board of FIC approved a cash dividend of $0.23 per common share payable on June 21, 2002, to holders of record as of June 7, 2002. On December 13, 2002, the Board declared a dividend of $0.05 per common share payable on January 24, 2003, to holders of record as of January 3, 2003. No dividends have been declared subsequently. At its meeting on December 13, 2002, the Board modified the previously announced dividend policy. Under the revised policy, the payment of dividends is subject to the discretion of the Board of Directors, and will depend on, among other things, the financial condition of the Company, results of operations, capital and cash requirements, future prospects, regulatory restrictions on the payment of dividends, as well as other factors deemed to be relevant by the Board of Directors.

The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the Company’s ability to obtain revenue, in the form of dividends and other payments, from its subsidiaries. The right of FIC’s insurance subsidiaries to pay dividends is restricted by the insurance laws of their domiciliary state. See Item 1, Description of the Business - Regulation - Dividends. Further, Family Life Corporation, which holds all of the stock of Family Life, is restricted from paying dividends on its common stock by the provisions of the $30 million note held by Investors Life. FIC (as the successor to the obligations of Family Life Insurance Investment Company) is also prohibited from paying dividends on its stock by the provisions of the $4.5 million note held by Investors Life. To provide for the payment of the cash dividends declared in 2002, FIC received waivers from Investors Life of the above-described restrictions of the notes, thereby permitting FIC to make the dividend payments to its shareholders.

Equity Compensation Plans

The following table presents information regarding the Company’s equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders	-	-	-
Equity compensation plans not
approved by security holders (1) (2) (3)	170,000	$ 13.91	-
Total	170,000	$ 13.91	-

(1)

Includes options granted by FIC in January 2004 to J. Bruce Boisture, in connection with his election as Chief Executive Office and President of FIC, as follows: an option to purchase 150,000 shares of its common stock at a per share price of $14.00. The grant was conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grant would be made. As of the date of this report, the Incentive Stock Plan has not been presented to the shareholders of FIC for approval. In connection with the resignation of Mr. Boisture in November 2005, the grant was cancelled and replaced by an agreement under which FIC would issue 60,000 shares of its common stock to Mr. Boisture on or before June 30, 2007, provided that the Incentive Stock Plan is approved by FIC’s shareholders. If such approval is not so obtained by June 30, 2007, Mr. Boisture would receive a cash payment of $465,000, less applicable tax withholding. The table includes the number of shares subject to the options in January 2004, which were terminated as described above.

(2) Includes options granted by FIC in March 2004 to Vincent L. Kasch, in connection with his election as Chief Financial Officer of FIC as follows: an option to purchase 20,000 shares of its common stock at a per share price of $13.25. The grant was conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grants would be made. As of the date of this report, the Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval.

(3)

Does not include shares that may be distributed under FIC’s non-tax qualified deferred compensation plan, which has not been approved by our shareholders. There are two participants in this plan, both of whom are former executives and directors of the Company. Under this plan, participants may defer certain compensation, with the deferred amounts invested as selected by the plan trustee, including common stock of the Company. As of December 31, 2004, the deferred compensation account of one participant (Eugene E. Payne) included 13,600 shares of FIC common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2004, FIC did not make any sales of securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6. SELECTED FINANCIAL DATA: (REGISTRANT AND ITS CONSOLIDATED SUBSIDIARIES)

The following selected consolidated financial data includes the accounts of Financial Industries Corporation and its subsidiaries. This financial data has been restated, as more fully described in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2, “Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements.

	Year Ended December 31,
		2003	2002	2001	2000
	2004	Restated(1)	Restated(1)	Restated(1)	Restated(1)
	(In thousands)
Statement of Operations Information:

Total revenues	$ 102,612	$ 111,397	$ 121,036	$ 98,249	$ 44,801

(Loss) income from continuing operations
before federal income taxes, equity in net
earnings of affiliate, and cumulative
effect of change in accounting principle	$ (16,771)	$ (20,961)	$ (12,526)	$ 5,562	$ 4,042

Provision (benefit) for federal income taxes:
Current	(943)	(1,613)	(59)	3,047	1,383
Deferred	(1,261)	(1,898)	(3,462)	(1,197)	(962)
(Loss) income from continuing operations
before equity in net earnings of affiliate,
discontinued operations, and cumulative
effect of change in accounting principle	(14,567)	(17,450)	(9,005)	3,712	3,622

Equity in net earnings of affiliate, net of tax	-	-	-	222	(2,306)
(Loss) income from continuing operations
before discontinued operations and cumulative
effect of change in accounting principle	(14,567)	(17,450)	(9,005)	3,934	1,316

Discontinued operations	-	(6,133)	-	-	-

(Loss) income before cumulative effect of
change in accounting principle	(14,567)	(23,583)	(9,005)	3,934	1,316

Cumulative effect of change
in accounting principle	229	-	4,140	-	-

Net (loss) income	$ (14,338)	$ (23,583)	$ (4,865)	$ 3,934	$ 1,316

Net (loss) income per share:
Basic	$ (1.46)	$ (2.44)	$ (0.51)	$ 0.50	$ 0.26
Diluted	$ (1.46)	$ (2.44)	$ (0.51)	$ 0.50	$ 0.25

Cash dividends paid per share	$ -	$ -	$ 0.28	$ 0.87	$ 0.18

Balance Sheet Information:
Total assets	$1,240,757	$1,286,044	$1,295,978	$1,353,820	$ 250,852
Long-term obligations	$ 15,000	$ 15,000	$ -	$ -	$ -
Total liabilities	$1,153,214	$1,181,735	$1,160,586	$1,217,548	$ 156,886
Total shareholders’ equity	$ 87,543	$ 104,309	$ 135,392	$ 136,272	$ 93,966

(1) The Company restated prior financial statements for the effects of errors as disclosed in Note 2 to the consolidated financial statements and Item 7. Amounts included herewith are derived from the effects of these restatements on the consolidated financial statements presented in the 2003 Form 10-K. Amounts included in the original Forms 10-K for the years ended December 31, 2003, 2002, 2001, and 2000 should no longer be relied upon.

In 2002, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $4.1 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the merger of ILCO with and into a subsidiary of FIC on May 18, 2001. The Company recorded this cumulative effect in conjunction with adopting Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” in the first quarter of 2002, as required by SFAS 141. Please refer to Note 1 in the accompanying consolidated financial statements.

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
RESULTS OF OPERATIONS

Following is a discussion and analysis of the consolidated financial statements and other statistical data that management believes will enhance the understanding of FIC’s financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements beginning on page F-1. See also “Item 1-Description of Business-Exploration of Strategic Alternatives.”

The financial data in this Annual Report on Form 10-K for the years 2003, 2002, 2001, and 2000, and for the four quarters of 2003, have been restated from amounts previously reported in the company’s Annual Report on Form 10-K for the fiscal year 2003 because of the correction of accounting errors. All information presented in “Item 6 - Selected Financial Data” and in this “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects this restatement. A discussion of the restatement is also provided in “Note 2 – Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements.

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K.

Introduction

Financial Industries Corporation (“FIC” or the “Company”) is a holding company engaged through its subsidiaries in the business of marketing, underwriting and servicing life insurance and annuity products in 49 states, the District of Columbia and the U.S. Virgin Islands. Like other financial intermediaries, FIC earns income principally based on the “spread” between what it pays its customers (death benefits, interest on funds on deposit) and what it earns on the money (premiums, policy and annuity deposits) its customers place in its care. Its long-term viability, profitability, and growth depend on FIC’s ability to manage both sides of this spread (investment of assets and pricing of liabilities), to keep its operating expenses reasonable, and to attract a sufficient volume of new deposits (by selling new insurance policies and annuities) to more than replace the inevitable withdrawal (through deaths, policy cancellations, and annuity contract surrenders) of funds currently in its keeping.

At the end of 2004, the equity of FIC’s shareholders totaled $87.5 million, down from $104.3 million at the end of 2003. This $16.8 million decline in shareholders’ equity primarily reflects the Company’s net loss for the year and increases in the

Company’s minimum pension liability. FIC’s financial condition and prospects at the end of 2004 were marked most significantly by the impact of the continuing moderate run-off of contractholder deposit funds and lower premiums during the year, cash demands, changes in the management of its investment assets, and expenses incurred and resources utilized in the internal review of the Company’s consolidated financial statements culminating in the restatements as reported herein.

FIC incurred a net loss of $14.3 million in 2004. In addition to the impact of lower interest rates on its investment income, this loss reflected a decline in premium revenues, increases in policyholder benefits and amortization of deferred policy acquisition costs and significant auditing, accounting, consulting and legal fees associated with the 2003 restatement process of the consolidated financial statements. These items were partially offset by realized gains on investments, lower interest expense on contractholder deposit funds, and lower amortization of present value of future profits of acquired business.

FIC’s mutual commitments with its life insurance policyholders and annuitants – policyholders to pay premiums and make future deposits, FIC to pay annuities and death benefits – stretch far into the future. This means that FIC’s consolidated statement of operations and balance sheet must necessarily embody several significant estimates about future events. The rates at which its customers will actually die, or will withdraw their funds in response to interest rate changes or other factors, and the returns that FIC will be able to earn on its investments, must all be estimated far into the future in order to judge whether the Company is truly operating currently at a profit and whether its consolidated balance sheet is properly reflecting the current value of its assets and liabilities. Most of these estimates are embodied in balance sheet accounts such as deferred policy acquisition costs, the present value of future profits of acquired businesses, and policy liability reserves. The consolidated balance sheet of the Company presented with this report reflects the result of an extensive review and revision of these accounts and estimates by the Company’s management.

As explained in the accompanying consolidated financial statements (see Note 2 on Restatement of Previously Issued Financial Statements and Item 6, Selected Financial Data), FIC’s consolidated financial statements for 2003 and prior periods have been restated. The comments in this discussion and analysis of the financial condition and results of operations relate to the restated balances.

Restatement of Previously Issued Financial Statements

Introduction. In this Form 10-K, the Company has restated its consolidated financial statements, for the correction of accounting errors, for the years 2003, 2002, 2001 and 2000, that were previously reported in its Annual Report on Form 10-K for the year ended December 31, 2003. All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

In the course of the Company’s work on its insurance company subsidiaries’ 2004 statutory financial statements the Company identified significant adjustments relating to 2003 and other prior periods. The Company initially announced these findings in its Form 12b-25 filing for the year ended December 31, 2005, and that the Company was analyzing the possible impact of these adjustments on the consolidated financial statements included in its 2003 Form 10-K.

Upon additional analysis of the statutory adjustments, the Company determined that the accounting errors also affected its consolidated financial statements prepared in accordance with generally accepted accounting principles as included in its previously filed 2003 Form 10-K. The Company disclosed this determination in a Form 8-K filing on April 12, 2006, along with management’s and the Board of Director’s conclusion that the Company would be required to restate its consolidated financial statements for 2003 and prior years. Subsequent to this determination, the Company continued to work on the completion of its consolidated financial statements for 2004. This work resulted in the identification of additional adjustments affecting 2003 and prior years. The details of the significant adjustments and resulting restatement are described below and in Notes 2 and 19 of the accompanying consolidated financial statements.

Restatement. The aggregate effect of the restatement for accounting errors decreased the opening balance of shareholders' equity at January 1, 2002 (for the effect on shareholders' equity of the correction of accounting errors occurring in years prior to 2002) and the shareholders' equity at December 31, 2002 and 2003, respectively, by $2.1 million, $4.6 million and $4.8 million, as follows:

	Change in Shareholders' Equity
	December 31,		January 1,
	2003	2002	2002
	(In thousands)

Change in additional paid-in capital	$ 524	$ -	$ -

Change in retained earnings:
Policy liabilities and contractholder deposit funds	(6,540)	(4,853)	(4,432)
Reinsurance	(668)	(413)	(360)
Present value of future profits of acquired businesses	56	-	-
Excess of net assets acquired over cost	-	-	2,650
Other miscellaneous adjustments	(220)	(390)	(451)
Income taxes	1,639	1,007	455

	(5,733)	(4,649)	(2,138)

Change in accumulated other comprehensive income	280	-	-
Change in common treasury stock, at cost	122	-	-

	$ (4,807)	$ (4,649)	$ (2,138)

These adjustments have been classified into the following areas:

Policy liabilities and Contractholder Deposit Funds – Following the filing of its 2003 Form 10-K, the Company engaged a new actuarial consulting firm to assist with the Company’s actuarial functions and the actuarial processes affecting financial statement preparation. The Company, along with the new firm, performed various reviews of the actuarial policy reserving process. Through this review, errors in the Company’s 2003 and prior year consolidated financial statements were identified relating to policy liabilities and contractholder deposit funds as described below.

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

Excess of Net Assets Acquired Over Cost – In connection with the 2001 acquisition of ILCO, the Company allocated the purchase price to the fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting resulting in the recognition of an excess of net assets acquired over cost, also referred to as negative goodwill. Prior to its acquisition of ILCO’s remaining outstanding common shares on May 18, 2001, the Company accounted for ILCO under the equity method of accounting. The Company owned approximately 48% of ILCO’s common shares prior to May 18, 2001. The restatement adjustments to the Company’s equity in earnings of affiliate are therefore equal to approximately 48% of the related adjustments to ILCO’s retained earnings and total shareholders’ equity prior to May 18, 2001. Certain restatement adjustments, therefore, affected the fair value of the net assets acquired from ILCO and the cost of the investment in ILCO resulting in a decrease of $2.7 million in the remaining unamortized negative goodwill, which was recognized as a cumulative effect of a change in accounting principle in 2002 in accordance with SFAS No. 141 “Business Combinations”.

Income Taxes -- Current and deferred Federal income tax provisions were recalculated to include the impact of the restatement adjustments as described herein, and to reflect the amount of taxes receivable from the IRS and the amount of deferred Federal income tax liability resulting from the utilization of the asset and liability method after consideration of the portion of the deferred tax asset that may not be realized pursuant to the requirements of SFAS No. 109, "Accounting for Income Taxes." The Company also determined that deferred taxes had not been established related to ILCO's pension assets. Adjustments made to decrease the income tax receivable and reduce the deferred tax liability totaled $1.9 million, including an increase to accumulated other comprehensive income of $280,000 primarily as a result of changes to the deferred tax valuation allowance applied to other comprehensive income and the recalculation of deferred income taxes applied to the Company's minimum pension liability.

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
•

Correction of treasury stock, increasing additional paid-in capital by $524,000 and common treasury stock by $122,000 and reducing other liabilities by $646,000 as a result of treasury shares distributed in 2003 in conjunction with the acquisition of the New Era companies.  See Note 17 in the accompanying consolidating financial statements for additional details regarding the acquisition and subsequent sale of the New Era companies.

•	Establishment of cash account and liability for a unrecorded premium depository account totaling $249,000
•	Reclassifications of certain balance sheet and statement of operations items which were improperly classified,

including amortization of DAC and PVFP of $121,000, premium revenue and policyholder benefits and expenses of $202,000, accrued investment income and accounts receivable of $395,000, reinsurance receivables and contractholder deposit funds of $303,000, and policyholder benefits and expenses and interest in contractholder deposit funds totaling $1.5 million.

In addition to the above restatements, the statement of cash flows for the year ended December 31, 2003 was also affected by the following items:

•

Loss from discontinued operations of the New Era companies was shown as a separate line item, with offsetting reductions in change in agency advances ($273,000), change in other assets ($4,780,000), other ($442,000), and an increase in other liabilities of $560,000.

•

Acquisition of subsidiary companies was adjusted to eliminate the net effects of changes in other assets and liabilities. Acquisition of subsidiary companies increased by $941,000, offset by reductions in other of $1,587,000, issuance of treasury stock of $646,000, and increases in change in other assets of $647,000 and change in other liabilities of $2,527,000.

•	Adjustment to issuance of treasury stock of $127,000 due to issuance of treasury stock to 401(k) participants, reclassifying change to other.
•	Adjustment of proceeds from sales or maturities of fixed maturities of $458,000, with offset to other, for accretion and amortization of bond discount and premium, respectively, previously included.

Financial Condition

Assets

During 2004, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) declined by $16.8 million. The predominant change in FIC’s financial condition is reflected in the net loss for the year of $14.3 million, as discussed in more detail below.

Additional changes to assets and liabilities resulting in a net decrease to shareholders’ equity totaling $2.4 million:

•	$3,205,000 reduction for increases in the Company’s minimum pension liability
•	$236,000 increase from change in net unrealized losses on investments in fixed maturities available for sale
•	$423,000 increase from net unrealized appreciation of equity securities
•	$118,000 increase from the distribution of treasury stock

At the end of 2004, FIC had $880.9 million of assets under its direct management, exclusive of separate account assets. In broad terms, these funds were invested as follows:

	December 31,
		2003	Percentage
	2004	Restated	change
	(In thousands)

Investments in financial instruments:
Cash and short-term investments	$ 114,558	$ 82,436	39.0%
Debt securities	500,212	560,691	-10.8%
Policy loans	39,855	42,452	-6.1%
Equity securities	8,502	7,941	7.1%
Accrued investment income	5,652	6,695	-15.6%
Total investments in financial instruments	668,779	700,215	-4.5%

Investments in real estate:
Invested real estate	77,169	77,680	-0.7%
Real estate held for use	13,559	13,870	-2.2%
Total investments in real estate	90,728	91,550	-0.9%

Investments in future income streams:
Deferred policy acquisition costs	50,640	54,819	-7.6%
Present value of future profits of acquired business	17,905	21,096	-15.1%
Total investments in future income streams	68,545	75,915	-9.7%

All other assets	52,829	60,093	-12.1%

Total managed assets	$ 880,881	$ 927,773	-5.1%

Total managed assets declined during 2004 by 5.1%. The decline was primarily due to reductions in the Company’s investment securities portfolio, deferred policy acquisition costs, and present value of future profits of acquired business. The level of these reductions was significantly impacted by the net run-off of the Company’s annuity and life insurance business in-force.

During 2003, the Company reduced its investment in cash and short-term investments significantly, shifting funds to investments in debt instruments. A substantial portion of these funds, along with proceeds from maturing investments and sales, were reinvested during the first half of 2003 in assets (collateralized mortgage obligations (“CMOs”), asset-backed securities, and private placements) that the then-incumbent management of the Company expected would increase overall returns on invested assets. Following a review of the investment portfolios of the life insurance subsidiaries of the Company in September 2003, the Investment Committee of the Company’s then newly elected Board of Directors recommended the engagement of a third-party investment manager to provide ongoing, professional management of the portfolios. In October 2003, the life insurance subsidiaries entered into investment management agreements with Conning. Under these agreements, Conning manages the investment security portfolios of the Company’s life insurance subsidiaries in accordance with investment policies set by the Company’s Board of Directors.

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

The Company and Conning continued the realignment of the portfolio in 2004. During 2004, the Company decreased its investment in mortgage-backed securities (including asset-backed securities) significantly, from 53.8% to 37.4% of its total investment in fixed maturities. With the reduction of this exposure to mortgage and asset-backed securities, the Company increased its holdings in corporate securities from 33.8% to 51.4%, substantially all of which are in investment grade securities.

Mortgage-backed securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 67% of the book value of FIC’s mortgage-backed securities at December 31, 2004, are sensitive to prepayment and extension risks. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO. At December 31, 2004, PAC and TAC instruments and scheduled bonds represented approximately 19.8% of the book value of FIC’s mortgage-backed securities. Sequential and support classes represented approximately 23.9% of the book value of FIC’s mortgage-backed securities at December 31, 2004.

An allocation by security type of the Company’s investments in fixed maturities as of December 31, 2004 and 2003, is detailed below.

	December 31,

	2004	2003

Mortgage-backed and asset-backed	37.4%	53.8%
Corporate	51.4%	33.8%
U.S. Treasury securities and obligations
of U.S. government agencies and corporations	7.9%	9.5%
States, municipalities and political subdivisions	3.3%	2.9%

Total fixed maturities	100.0%	100.0%

In addition to the realignment strategy as described above, with the low market interest rate environment during 2004, the Company also increased its level of cash and short-term investments from $82.4 million at December 31, 2003, to $114.6 million at December 31, 2004, in anticipation of an improved interest rate environment. It was also during this time that Conning and the Company completed more extensive asset/liability management and duration analysis which provided the information for more effective reinvestment of funds. As market interest rates began to rise subsequent to 2004, most of the cash and short-term investments were deployed in longer term debt securities during 2005 and the first quarter of 2006.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). As of December 31, 2004, the market value of FIC’s equity securities was $8.5 million, compared to $7.9 million at December 31, 2003. The increase is related to an increase in the value of the funds underlying the separate accounts.

FIC’s real estate investment is primarily related to the development of the River Place Pointe project (“River Place Pointe”) by Investors Life. At December 31, 2004, FIC’s investment totaled $90.1 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. (For a more detailed description of the River Place Pointe project, see Item 2 -Properties.) FIC and its insurance company subsidiaries occupy one of the seven buildings. Four of the other buildings were substantially leased, but two buildings (approximately 34% of the total space in the project) remained vacant as of December 31, 2004. The project was sold in June 2005, in a cash transaction, for $103 million. The Company realized a gain of $10.1 million on the sale, which includes both an immediate realized gain recognized in 2005 of $8 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are capitalized and treated as deferred policy acquisition costs (“DAC”) to be amortized over the life of the related policies. The decrease in the Company’s DAC from December 31, 2003, to December 31, 2004, reflects that the capitalization of acquisition costs associated with sales of new insurance policies was less than the amortization of such amounts capitalized in prior years. The present value of future profits of acquired business is the capitalized acquisition cost of blocks of insurance business that the Company has acquired from others in the past. This asset is amortized to expense as the profits are realized from the various blocks of acquired business and the policies in-force gradually decrease. The overall decline in these two assets reflects the net run-off in business that the Company experienced in 2004, as shown in the following table.

	December 31,			Percentage
	2004	2003	Change	Change
	(In billions, except percentages and policies in force)

Policies in force	196,623	217,123	(20,500)	-9.4%
Life insurance in force:
Traditional life insurance	5.0	5.4	(0.4)	-7.4%
Universal life insurance	4.2	4.6	(0.4)	-8.7%
Annuity funds on deposit	0.14	0.16	(0.02)	-12.5%

For prior year comparative purposes, the changes for in-force from 2002 to 2003 for policies, traditional life insurance, universal life insurance, and annuity funds on deposit were -8.4%, -11.2%, -7.7%, and 12.1%, respectively. As noted elsewhere in this report, the Company’s management views this continued net run-off in the Company’s business as detrimental to its long-term prospects and is taking steps designed to reverse this run-off.

Investors Life had $359.9 million of separate account assets as of December 31, 2004 (not including the value of the Company’s own start-up investment in one of the accounts), as compared to $358.3 million at the end of 2003. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) $329.5 million held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The Company expects the recapture of this previously reinsured business to increase revenues in 2006 and future years. However, as this is a closed block of business, the revenues are expected to decrease as the policies in-force decline.

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $732.3 million at December 31, 2004, as compared to $763.1 million at December 31, 2003. The decrease in contractholder deposit funds and future policy benefits reflects the business run-off as previously described above. Additionally, annuity deposits received in 2004 totaling $5.8 million were significantly lower than the $22.9 million received in 2003. The decrease in annuity deposits is directly related to the Company’s decision in 2004 to temporarily discontinue the sale of fixed annuity products. Certain design features of the Company’s annuity products, coupled with competition in the annuity market and a low interest rate market environment led to this decision. The Company expects to evaluate a possible re-entry into the annuity market in the future but does not expect a current change in strategy in 2006.

Other liabilities, which totaled $29.6 million at December 31, 2004, compared to $25.3 million at December 31, 2003, consist primarily of accrued expenses, policyholder suspense liabilities, pension plan liabilities, and amounts held as agent or trustee.

A significant development in 2004 in other liabilities is the recording of an additional minimum pension liability for the ILCO pension plan as described in more detail in Note 11 of the accompanying consolidated financial statements. The additional liability resulted primarily from a decrease in the pension plan discount rate as of December 31, 2004, consistent with the decrease in overall market interest rates.

The ILCO pension plan has an accumulated benefit obligation projected at year-end 2004 totaling $17.9 million in comparison to the fair value of plan assets of $17.6 million. The difference in these amounts reflects a minimum liability of approximately $300,000. However, because the funding position of the plan reflects a prepaid pension expense of $3.1 million at December 31, 2004, the Company was required to record the additional pre-tax liability of $3.4 million to reflect the net minimum liability of $300,000. The effects of recording the additional liability are included as a component of other comprehensive income.

In 2003, the Company borrowed $15 million through the issuance of trust preferred notes (the “2003 Notes”) to pay for its acquisition of the New Era companies and to repay advances that it had received from one of its insurance company subsidiaries for operating expenses. The 2003 Notes bear interest at the three-month LIBOR rate plus 4.2% (approximately 9.02% at April 1, 2006), not to exceed 12.5% prior to May 2008. The 2003 Notes require the payment only of interest through May 22, 2033, when the entire $15 million must be repaid, but may be repaid without any prepayment penalty after May 2008.

The entire principal amount of the 2003 Notes and any accrued but unpaid interest may become immediately due and payable upon an event of default, which includes: (1) failure to pay interest within 30 days of any due date; (2) failure to pay principal when due; (3) the bankruptcy or insolvency of FIC; or (4) the merger of FIC or sale of all or substantially all of its assets unless the successor entity to a merger is a United States corporation (or a foreign corporation that agrees to be bound by certain tax provisions). The terms of the 2003 Notes also place certain limitations on the offer or sale of securities of FIC if it would render invalid the exemption of the notes issued in connection with the loan from the registration requirements of the Securities Act of 1933. Other terms and conditions of the $15 million borrowing are described in Note 7 in the accompanying consolidated financial statements. As of December 31, 2004, the Company is in compliance with all provisions of this agreement.

Capital Adequacy

Financial intermediaries such as FIC depend on their capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC, excluding its separate account assets (which are not relevant for this purpose), at the end of 2004, this ratio was 9.9%, compared to 11.2% at the end of 2003. Management believes that its current capital is sufficient to meet the Company’s liabilities and to fund growth at currently planned levels.

FIC’s two insurance company subsidiaries are subject to regulation under state law. Among other requirements, these state laws and regulations impose capital adequacy requirements on insurance companies. Using a calculation that takes into account the quality, liquidity, maturities, and amounts of its assets and liabilities, each insurance company is required to calculate its “risk-based capital” (or “RBC”). The company’s total adjusted capital must exceed 200% of the authorized control level RBC to avoid supervisory activity by the insurance regulators. As of December 31, 2004, the total adjusted capital of FIC’s insurance subsidiaries, Family Life and Investors Life, was approximately 869% and 254% of its authorized control level risk-based capital, respectively. As of December 31, 2005, the RBC ratios for Family Life and Investors Life were 717% and 560%, respectively. The RBC ratio of Investors Life improved significantly as a result of the June 2005 sale of the River Place Pointe real estate investment. See Item 2 - Properties.

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

Results of Operations

FIC incurred a net loss of $14.3 million in 2004. Comparing this result to the results in 2003 and 2002 is complicated by several factors:

•

significant and unusual expenses incurred during 2004 related to accounting and auditing fees, 2003 related to compensation expenses, and 2002 related to the merger of Intercontinental Life Corporation;

•	significant accounting changes in 2004 and 2002;
•	discontinued operations in 2003; and
•	varying federal income tax effects primarily from the establishment of and changes in a valuation allowance for deferred taxes.

In 2004, FIC’s net loss was affected by the following significant and unusual items:

(1)

Significant auditing, actuarial, accounting, consulting, and legal fees were incurred in 2004, much of which was associated with the internal review of the Company’s financial accounts and resulting restatement of prior years’ consolidated financial statements as reported in its 2003 Form 10-K filing.  The total for all these expenses and fees, much of which related to the internal review, restatement and litigation matters, was approximately $8.7 million for 2004. Comparative expenses and fees for 2003 and 2002 totaled approximately $5.1 million and $2.1 million, respectively.

(2)

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

(3)	Excess of cost over net assets acquired, or goodwill, totaling $752,000 was written off as an operating expense in 2004 as a result of the Company’s annual impairment analysis of such asset.
(4)	$3.3 million increase in the valuation allowance related to the realization of deferred tax assets from continuing operations.

In 2003, FIC’s net loss was affected by the following significant and unusual items:

(1)

$5.2 million in charges related to other than temporary impairment of securities. This adjustment resulted from an analysis of the investment portfolio that was made by the Company in connection with their regular and periodic analysis.

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
(6)

$0.4 million paid to William P. Tedrow in connection with the New Era acquisition in June 2003 (see Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2003, for a further description of this payment).

(7)	$2.0 million of expenses for the estimated loss for the rental and operation of a leased office building through December 2005.
(8)	$3.6 million increase in the valuation allowance related to the realization of deferred tax assets from continuing operations.

In 2002, net loss and earnings per share were affected by the cumulative effect of a change in accounting principle of $4.1 million. This amount represents the excess of fair value of net assets acquired over cost as of the beginning of 2002 related to the merger of Intercontinental Life Corporation (“ILCO”) with and into a subsidiary of FIC on May 18, 2001. The Company recorded this cumulative effect in conjunction with adopting SFAS No. 141, “Business Combinations,” in the first quarter of 2002, as required by SFAS No. 141.

The above described significant and unusual items need to be taken into consideration in drawing comparisons between the operating results in 2004 and other periods.

The Company’s revenues and net loss for years 2004, 2003, and 2002 are shown in the following table.

	Year Ended December 31,
		2003	2002
	2004	Restated	Restated
	(In millions)

Revenues	$ 102.6	$ 111.4	$ 121.0
Net loss	(14.3)	(23.6)	(4.9)

Setting aside the effects of the unusual events mentioned above, the Company believes that the more important factors affecting its operating results during this period include the run-off in the Company’s existing book of business, coupled with relatively low sales of new business, the decline in the prevailing interest rates, and decreases in operating expenses.

Revenues

	Year Ended December 31,
		2003	2002
	2004	Restated	Restated
	(In millions)

Premiums, net	$ 23.3	$ 31.1	$ 38.7
Earned insurance charges	41.8	40.3	41.8
Net investment income	30.7	35.3	38.1
Real estate income, net	1.8	2.4	2.9
Net realized gains (losses) on investments	2.8	(0.4)	(2.8)
Other	2.2	2.7	2.3
Total revenues	$ 102.6	$ 111.4	$ 121.0

Premium revenues reported for traditional life insurance products are recognized when due. Both renewal premiums and first-year premiums have declined from year to year throughout the period of 2002 through 2004, as shown in the following table.

	Year Ended December 31,
		2003	2002
	2004	Restated	Restated
	(In millions)

Investors Life:
First year	$ 0.1	$ 0.4	$ 0.6
Renewal	5.2	7.2	9.8
Total Investors Life net earned premiums	5.3	7.6	10.4
Family Life:
First year	2.2	1.3	3.0
Renewal	15.8	22.2	25.3
Total Family Life net earned premiums	18.0	23.5	28.3

Total net earned premiums	$ 23.3	$ 31.1	$ 38.7

The decline in renewal premiums reflects the run-off in the Company’s existing book of business, noted above. The decrease in first-year premiums for Investors Life is attributable to the decrease in the number and value of new policies that were issued in 2004 compared to 2003 and 2002. Also, Investors Life historically has focused less on sales of traditional life insurance products, placing more emphasis on annuity and universal life insurance products. Conversely, Family Life product marketing has concentrated on sales of mortgage protection insurance which are traditional life insurance products. During 2003 and 2004, the sales organization of Family Life was extensively restructured to lower overall policy acquisition costs. Family Life also upgraded its product portfolio in 2004 to offer more competitive features and benefits. These developments were key to the increase in first year premiums in Family Life during 2004.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Annual charges made against these deposits are reported as revenue. For the years 2002-2004, the table below reflects the amounts of such annuity deposits and UL premiums.

	Year Ended December 31,
	2004	2003	2002
Annuity deposits and UL premiums	(In millions)

Annuity deposits:
Investors Life	$ 5.8	$ 23.1	$ 17.7
Family Life	-	-	0.1
Total annuity deposits	5.8	23.1	17.8
UL premiums:
Investors Life	29.7	32.8	35.2
Family Life	3.5	1.8	2.4
Total UL premiums	33.2	34.6	37.6
Total annuity deposits and UL premiums	$ 39.0	$ 57.7	$ 55.4

The decline in UL premiums and annuity deposits in 2003 and 2004, shown in the prior table, reflects the factors noted earlier in this discussion: the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products in periods subsequent to 2003 due primarily to the current interest-rate environment and certain design features of FIC’s current annuity products.

Earned insurance charges totaled $41.8 million, $40.3 million, and $41.8 million for the years ended December 31, 2004, 2003, and 2002, respectively. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges.

Net investment income for the year ended December 31, 2004, was $30.7 million as compared to $35.3 million for the year ended December 31, 2003, and $38.2 million for the year ended December 31, 2002. The decrease in net investment income from 2003 to 2004 was primarily attributable to 1) a decline in the income received from the Company's interest-bearing investments, resulting from decreasing interest rates during 2003 and 2004 and 2) significant reinvestment of investment proceeds from sales, maturities, and mortgage-backed security prepayments in lower-yielding securities during this period. The Company's holdings of fixed maturities, trading securities, and short-term investments (including cash equivalents) are its primary interest bearing securities. Additionally, the holdings of these securities declined approximately 4.4% from 2003 to 2004 contributing to the lower net investment income. Components of net investment income by investment type are detailed below:

	Year Ended December 31,
		2003	2002
	2004	Restated	Restated
	(In thousands)

Fixed maturities	$ 27,386	$ 31,846	$ 30,783
Other, including short-term investments and policy loans	4,036	4,177	7,487
Gross investment income	31,422	36,023	38,270
Investment expenses	(719)	(677)	(102)

Net investment income	$ 30,703	$ 35,346	$ 38,168

Real estate revenue is primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Net real estate income (revenues from leases less associated operating expenses and depreciation) totaled $1.8 million, $2.4 million, and $2.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease in income from 2002 to 2003 was primarily attributable to higher depreciation expenses in 2003 as the final phase of construction was completed during mid-year 2002, with minimal additional leasing activity. The decrease in real estate income from 2003 to 2004 was primarily due to higher depreciation, operating expenses and real estate taxes, as gross rental income was substantially the same between years. As disclosed in more detail in Note 18 of the accompanying consolidated financial statements, the Company sold the River Place Pointe property in June 2005. Accordingly, the Company will no longer have significant real estate-related income subsequent to June 2005 as the sales proceeds were reinvested primarily in fixed maturity securities.

For the year ended December 31, 2004, FIC had a $2.8 million net realized gain on investments, compared to a $0.4 million net realized loss in 2003, and a $2.8 million net realized loss in 2002. The net realized gain for 2004 includes $1.1 million in gains on sales of fixed maturity securities and $1.7 million in gains on sales of two of the Company’s real estate properties classified as available for sale. In 2003, eight bonds were classified as other than temporarily impaired, resulting in writedowns totaling approximately $5.2 million. These bonds were subsequently sold in the fourth quarter of 2003, resulting in a small additional loss subsequent to the writedowns. The Company also sold various bonds throughout 2003 for gains that largely offset the previously described writedowns, resulting in the $0.4 million net realized loss for the year. The Company identified one bond at December 31, 2002, that was considered to be other than temporarily impaired and reduced its carrying value by $463,000. This write-down adjustment, along with an impairment-related reduction of $2.5 million in the carrying value of its equity securities, contributed $3.0 million to the net realized loss in 2002.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, totaled $47.5 million, $47.4 million, and $53.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease of $6.1 million from 2002 to 2003 was primarily attributable to lower death benefit claims and a lower level of surrenders of traditional life insurance policies. Death benefits for 2003 and 2004 were at relatively comparable levels.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $23.2 million in 2004, $25.8 million in 2003, and $30.3 million in 2002. The decrease in interest expense in 2004 and 2003 was primarily attributable to reductions in interest rates credited to policyholders, as the Company managed its interest spread in response to the low and declining interest rates that characterized 2004 and 2003. Also contributing to the lower interest expense was a decline in universal life insurance and annuity policies in-force, as the liability for contractholder deposit funds decreased from $593.9 million at year-end 2003 to $572.1 million at year-end 2004.

The decline in market interest rates from 2001 had a negative impact on the interest spread which is the difference in the Company’s investment portfolio rate and the interest rates credited on policyholder contracts for universal life insurance and annuities. The Company responded to the lower market rates by lowering many of the credited rates on its policies during 2003 and 2004. However, universal life insurance and annuity policies have contractual minimum guaranteed rates and credited rates cannot be lower than such minimums. Because many of the Company’s policies have minimum guaranteed rates of 4.0%, the market interest rate environment in recent years has put pressure on the Company’s interest spread.

Amortization of deferred policy acquisition costs (DAC) decreased from $11.0 million in 2002 to $9.8 million in 2003 but increased again to $10.5 million in 2004. These expenses represent the amortization of the costs of producing new business, which consist primarily of agents’ commissions and certain policy issuance and underwriting costs. DAC is amortized over the premium-paying period of the policies in proportion to estimated annual premium revenue for traditional life insurance business. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period. The amortization decrease from 2002 to 2003 is primarily due to reductions in credited rates on interest sensitive products which then restored expectations of some future margins allowing reduced amortization. During 2003 this was partially offset by the impact of increased lapses on traditional products which led to increased amortization. The amortization in 2004 is reflective of continued pressure on estimated future margins, due to the low market interest rate environment and its impact on the Company’s interest spread as previously described.

Present value of future profits on acquired businesses (PVFP) is amortized in a similar manner as DAC, as previously described, for traditional and interest sensitive business. Amortization of PVFP totaled $3.2 million, $4.5 million, and $4.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. The amortization is consistent with the run-off of the acquired blocks of business. However, the amount for 2004 included reduced amortization due to assumption changes related to two acquired universal life insurance blocks of business.

Operating expenses for 2004 were $34.2 million, as compared to $41.5 million in 2003 and $34.6 million in 2002. In each year, operating expenses were impacted by several significant and unusual items which are described below.

In 2002, operating expenses included approximately $2.9 million in unusual expenses, including an employment contract buy-out with James M. Grace, a former officer of the Company, a charitable contribution in January 2002 to the Mitte Foundation in the amount of $1 million, the costs of a special investigation, and a charge for uncollectible agent balances.

During 2003, operating expenses included $5.1 million of significant unusual items. These items included:

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
•

$0.4 million paid to William P. Tedrow in connection with the New Era acquisition in June 2003 (see Registrant’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2003 for a further description of this payment); and

•	$2.0 million of expenses for the estimated loss for the rental and operation of a leased office building through December 2005.

During 2004, the Company took significant steps to reduce the level of general operating expenses. Subsequent to the changes in the Board and management in late 2003 and early 2004 as previously described, a comprehensive review of the Company’s staffing and operational structure was performed. This review identified numerous opportunities in these areas for reductions in the Company’s cost structure, given the current levels of sales and business in-force. Accordingly, significant reductions in staffing levels were achieved in late 2003 and during 2004. The Company also closed its Seattle branch office and records storage facility, upgraded various operating and accounting systems, and restructured employee benefit programs.

Although many cost reduction steps were implemented in 2004, the savings were largely offset by the extraordinary auditing, actuarial, accounting and other consulting, and legal expenses associated with the reexamination of the Company’s financial accounts and restatement of prior years’ consolidated financial statements. Significant legal fees were also incurred in 2004 related to litigation matters as previously described in Item 3 – Legal Proceedings. A comparison of these expenses for 2004 and prior years is provided below:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Audit fees	$ 2,967	$ 1,482	$ 837
Actuarial fees	1,578	763	440
Accounting and other consulting fees	2,762	618	122
Legal fees	1,393	2,254	750
Total	$ 8,700	$ 5,117	$ 2,149

The significant level of these fees has continued into 2005 and 2006 due to the late filing of the Company’s 2003 and 2004 Forms 10-K. Such fees are accrued and reported in the year the services are performed. Subsequent to the filing of the 2003 Form 10-K, the Company began work on its 2004 financial statement reporting requirements. This includes the completion of the 2004 statutory financial statements and related audits for the Company’s insurance subsidiaries and the 2004 consolidated financial statements and related audit as included in this 2004 Form 10-K filing. As this work and the related audits were ultimately completed in 2006, the related fees incurred continue to remain at higher than normal levels. The Company expects such fees to continue at similar levels throughout 2006 at which time the Company anticipates its financial filings will be substantially current and the level of fees may drop to lower levels in 2007. Fees incurred in 2005 and through June 30, 2006, for audit, actuarial, accounting and legal fees totaled approximately $7.3 million and $5.0 million, respectively.

Also to be considered in the analysis of these expenses is that following the filing of the 2003 Form 10-K, the Company engaged Deloitte & Touche LLP as its new independent registered public accounting firm and engaged Allen Bailey & Associates, Inc. as its new actuarial consulting firm. Both firms were also engaged to work on the 2004 and 2005 statutory financial statements for the Company’s insurance subsidiaries, as well as the 2004 and 2005 consolidated financial statements. This change in auditors and actuaries, the first by the Company in many years, required additional work by both internal and external accounting and actuarial personnel.

Operating expenses in 2004 also include a write off of excess of cost over net assets acquired, or goodwill, totaling $752,000 resulting from the Company’s annual impairment analysis of such asset. The goodwill was originally recognized by ILCO in connection with its acquisitions, including Investors Life. The impairment of the entire goodwill asset was triggered by the significant decline in the Company’s stock price from December 31, 2003 to December 31, 2004. The Company’s stock price is a significant component in the valuation calculation as required in the impairment analysis.

Interest expense for 2004 and 2003 totaled $864,000 and $485,000, respectively. As previously disclosed in this Item 7, the interest expense relates to debt service on $15 million the Company borrowed in 2003 through issuance of trust preferred notes (the “2003 Notes”). The 2003 Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. Interest expense for 2004 and 2003 reflects an average annual interest rate of approximately 5.8% and 5.3%, respectively.

Taxes

The provision for federal income taxes on loss from continuing operations, before cumulative effect of change in accounting principles, reflects tax benefits totaling $2.2 million, $3.5 million and $3.5 million for the years 2004, 2003 and 2002. These tax amounts equate to effective tax benefit rates of (13.1%), (16.8%), and (28.1%) for the years ended December 31, 2004, 2003, and 2002, respectively. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company is due to the establishment of a valuation allowance and increases to this allowance for deferred tax assets. Under SFAS No. 109, the Company has established a valuation allowance when, based on the weight of the available evidence, it is more likely than not that some portion of its deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance wholly owned subsidiaries. These non-life net operating loss carry forwards totaled approximately $34.6 million at year-end 2004 and begin to expire in 2008 through 2024. The valuation allowance totaled $9.8 million at December 31, 2004, with the initial establishment of the allowance in 2002 totaling $0.8 million. Additions to the allowance totaled $3.0 million and $6.0 million in 2004 and 2003, respectively. The additions in 2004 include $3.3 million related to continuing operations and a reduction of $0.3 million related to other comprehensive income. The 2003 additions include $3.6 million related to continuing operations, $2.1 million related to discontinued operations, and $0.3 million related to other comprehensive income.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. FIC is an insurance holding company whose principal assets at and for the year ended December 31, 2004, consisted of its ownership interests in its insurance subsidiaries, Family Life Insurance Company and Investors Life Insurance Company. As a holding company, FIC’s ability to pay interest and principal on its debt, pay its expenses and pay dividends on its common stock depend substantially on its receipt of dividends or other cash flow from its subsidiaries.

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of December 31, 2004, Investors Life held $15.4 million of notes receivable from FIC (the “Affiliated Notes”) that represented the remaining indebtedness related to the Family Life acquisition. Although this intercompany indebtedness is eliminated on FIC’s consolidated balance sheets, it creates a debt service requirement at the holding company level. The Affiliated Notes, through June, 2004, included the following provisions:

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

Again with the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in consolidation.

The holding company’s other principal liquidity requirement is debt service on the $15 million of 2003 Notes that it issued in May 2003. (See “Financial Condition – Liabilities” earlier in this Item 7.) These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2% (which yielded a rate of approximately 9.02% at April 1, 2006). The principal amount of the 2003 Notes must be repaid in a single payment in 2033.

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

Since FIC is not current in its filing of financial information with the SEC it does not have access to the public capital markets. Although FIC does not believe that it will need additional capital to fund its obligations through 2006, the unavailability of access to the public capital markets may adversely affect our ability to grow our business through acquisitions.

The ability of Family Life and Investors Life to pay dividends to FIC and meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Family Life and Investors Life can pay such dividends by (a) including the “greater of” standard for payment of dividends to shareholders and (b) requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of” standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the policyholder surplus or (ii) the insurer’s statutory net gain from operations for the previous year.

In June 2004, FIC, with the approval of the Texas Department of Insurance, created FIC Insurance Services, L.P., a service company subsidiary, and transferred to it many of the administrative functions of the insurance companies. The new service company charges each insurance company a monthly service fee that is calculated using a formula based on policies under management, new policies issued, managed assets, and other factors. Profits earned by the service company are paid as dividends to the holding company, providing an additional source of liquidity at the holding company level.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of December 31, 2004, were $572.1 million, compared to $593.9 million at December 31, 2003. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At December 31, 2004, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $398 million, represented insurance products, as compared to only $174 million of annuity product liabilities.

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

In connection with sales of invested assets, on June 1, 2005, the Company sold its River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross purchase price of $103 million. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One for a five-year term.  The Company will realize a gain of $10.1 million on the sale, which includes both a current 2005 realized gain of $8.0 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.  Although this results in lower real estate income, the Company is able to reinvest these proceeds into more liquid investments, more closely related to the cash flow needs of its policyholder-related liabilities.

Contractual Obligations

The following table summarizes information regarding FIC’s contractual obligations, including principal and interest where applicable, as of December 31, 2004. The amounts in the table are different than those reported in our consolidated balance sheet as of December 31, 2004 due to the consideration of interest on debt obligations. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including those related to duration, future mortality, and persistency. Because these estimates and assumptions are necessarily subjective, the amounts actually paid by the Company in the future may vary significantly due to the uncertainty of the timing of cash flows based on insurable events or policyholder surrenders.

		Less than	One to	Four to	More than
Contractual Obligations	Total	one year	three years	five years	five years
	(in millions)
Long-term debt obligations (1)	$ 58.3	$ 1.1	$ 3.0	$ 3.1	$ 51.1
Operating lease obligations	1.2	1.0	0.2	-	-
Other long-term liabilities reflected
on the consolidated balance sheet:
Policy liabilities (2)	2,090.1	108.3	208.7	199.6	1,573.5
Other policy claims and benefits (3)	12.9	12.9	-	-	-

Total	$ 2,162.5	$ 123.3	$ 211.9	$ 202.7	$ 1,624.6

(1)

Long-term debt obligations represent notes payable totaling $15 million due 2033.  Amounts differ from balances presented on the consolidated balance sheets due to the inclusion of projected interest to be paid at the variable interest rate of the three-month LIBOR rate plus 4.2%.

(2)

Policy liabilities represent estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, morbidity, persistency, and other appropriate factors but are undiscounted with respect to interest.  The liability amount in the consolidated financial statements reflects the discounting for interest, as well as the timing for other factors described above.

(3)

Other policy claims and benefits represent benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable.  Such amounts generally relate to 1) policies or contracts where the Company is currently making payment and will continue to do so until the occurrence of a specific event and 2) incurred and reported claims.

Liquidity Experience

FIC’s overall liquidity experience in recent periods is reflected in its consolidated statements of cash flows, the highlights of which are summarized in the following table.

	Year Ended December 31,
		2003	2002
	2004	Restated	Restated
	(In millions)

Cash and cash equivalents at beginning of year	$ 82.4	$ 163.1	$ 97.7

Net cash provided by operating activities	5.5	5.8	10.5
Net cash provided by (used in) investing activities	(4.7)	(97.2)	68.7
Net cash provided by (used in) financing activities	(31.2)	10.8	(13.8)
Net increase (decrease) in cash	(30.4)	(80.7)	65.4

Cash and cash equivalents at end of year	$ 52.0	$ 82.4	$ 163.1

The decrease of $30.4 million in cash and cash equivalents during 2004 was primarily due to purchase of investments and cash used in financing activities to fund net cash outflows from contractholder deposits. The decrease of $80.7 million in cash and cash equivalents from 2002 to 2003 was largely due to purchases of long-term fixed maturity securities.

Net cash provided by operating activities totaled $5.5 million, $5.8 million, and $10.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The slight decrease in cash from operating activities in 2004 was significantly impacted by lower operating expenses as well as cash flow from the Company's trading securities. However, these positive cash flows were offset by lower premiums on traditional insurance products and lower net investment income. The decrease of $4.7 million in cash provided by operating activities in 2003 compared to 2002 was primarily attributable to a decrease in premium income and an increase in operating expenses.

Net cash used in investing activities in 2003 was primarily attributable to increased investment purchases. At December 31, 2002, the Company had holdings of short-term investments of $101,000 and cash and cash equivalents of $163.0 million for a combined total of $163.1 million. During 2003 the Company utilized $80.7 million of these funds primarily to purchase longer term fixed maturity securities. The remaining $82.4 million was held as cash and cash equivalents at December 31, 2003, and the Company had no short-term investments at year-end 2003.

Also as previously described in this Item 7, during late 2003 and early 2004, the Company completed a realignment strategy of its investment portfolio. As of December 31, 2003, the Company’s combined cash, cash equivalents, and short-term investments totaled $82.4 million. With the low interest rate environment during 2004, the Company increased this level to $114.6 million at December 31, 2004 ($52.0 million in cash and cash equivalents and $62.5 million in short-term investments), in anticipation of an improved interest rate environment. It was also during this time that Conning and the Company completed more extensive asset/liability management and duration analysis which provided the information for more effective reinvestment of funds. As market interest rates began to rise subsequent to 2004, most of the cash and short-term investments were deployed in longer term fixed maturity securities during 2005 and the first quarter of 2006.

Net cash used in financing activities totaled $31.2 million and $13.8 million in 2004 and 2002, respectively, while 2003 reflected net cash provided by financing activities of $10.8 million. The most significant components of the Company's financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For 2004, 2003, and 2002, contractholder fund withdrawals exceeded deposits by $31.2 million, $4.7 million, and $12.3 million, respectively. The significant change in net withdrawals in 2004 is due to a decline in deposits in 2004 from 2003 of $18.2 million and an increase in withdrawals of $8.3 million for the same period. The net withdrawals in 2003 were more than offset by funds provided by the $15.0 million notes issued in May 2003.

The decrease in contractholder fund deposits in 2004 from prior years is largely due to the Company’s decision in 2004 to temporarily discontinue the sale of fixed annuity products, as previously described. Certain design features of the Company’s annuity products, coupled with competition in the annuity market and a low interest rate market environment led to this decision. Total contractholder fund deposits for 2004, 2003, and 2002 totaled $39.3 million, $57.5 million, and $55.3 million, respectively.

Contractholder fund withdrawals are a normal part of the run-off of any company's existing book of business. The increase in withdrawals in 2004 could be impacted by the low market interest rate environment and the Company's lowering of credited interest rates on certain annuity and universal life insurance products in response to lower investment rates. Total contractholder fund withdrawals for 2004, 2003, and 2002 totaled $70.5 million, $62.2 million, and $67.7 million, respectively.

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

Critical Accounting Policies and Estimates

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use significant judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future transactions. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, estimates, assumptions and judgments are evaluated based on historical experience and various other information believed to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 13.9% of its total liabilities at December 31, 2004, or 20.2% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income in amounts which may be material.

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

For a further discussion of accounting policies, see Note 1 to the accompanying consolidated financial statements.

New Accounting Pronouncements

The following pronouncements have been identified as those which could have a material effect on the consolidated financial statements of the Company.

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

The Company adopted the provisions of SOP 03-01 at January 1, 2004, resulting in an increase to income as a cumulative effect of a change in accounting principle totaling $229,000, net of taxes, as reflected in the accompanying 2004 consolidated statement of operations. The Company has certain universal life insurance products that are credited with bonus interest after applicable qualifying periods. The adoption of the new accounting principle changed the pattern of recognition of the bonus interest expense.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. As a result, and due to the restatement included within the accompanying 2003 and 2002 consolidated financial statements, the Company adopted SFAS No. 154 for the correction of errors reported after December 31, 2005.

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

Interest-Rate-Risk

The Company manages the interest-rate risk inherent in its fixed income assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company’s consolidated balance sheet is estimated to be $28.1 million at December 31, 2004, and $38.4 million at December 31, 2003. For purposes of the foregoing estimate, fixed maturities, trading securities, and short-term investments were taken into account. The fair value of such assets was $500.2 million at December 31, 2004, and $560.7 million at December 31, 2003.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset-backed securities) and trading securities. The fair value of such securities was $179.1 million at December 31, 2004, and $263.4 million at December 31, 2003. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $14.1 million at December 31, 2004, and $19.1 million at December 31, 2003.

Separate account assets have not been included, because gains and losses on those assets generally accrue to the policyholders.

The Company does not use derivative financial instruments to manage its exposure to fluctuations in interest rates.

ITEM 8.	FINANICAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Registrant have been filed as part of this report:

1.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated October 27, 2006.
2.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated July 29, 2005, except for the current period restatement described in Note 2 as to which the date is October 19, 2006.

3.	Consolidated Balance Sheets as of December 31, 2004 and 2003 (Restated).
4.	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 (Restated), and 2002 (Restated).

5.	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 (Restated), and 2002 (Restated).
6.	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 (Restated), and 2002 (Restated).
7.	Notes to Consolidated Financial Statements, as Restated.
8.	Consolidated Financial Statement Schedules, as Restated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2005, the Audit Committee of the Board of Directors of the Company approved the appointment of Deloitte & Touche LLP (“Deloitte”) as its new independent registered public accounting firm for the year ended December 31, 2004. Also, on September 8, 2005, the Audit Committee dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm, subject to completion of its procedures on the financial statements of the Company’s three non-public employee benefit plans as of and for the year ended December 31, 2003. On January 27, 2006, PwC completed its audit procedures on the financial statements of the Company’s three non-public employee benefit plans as of and for the year ended December 31, 2003.

PwC’s reports on the Company’s consolidated financial statements for each of the years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2003 and 2002, and through September 8, 2005, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the consolidated financial statements of the Company for such years.

During the years ended December 31, 2003 and 2002, and through September 8, 2005, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) other than as noted in the balance of this paragraph. In its Form 10-K for the year ended December 31, 2003, which was filed with the SEC on July 29, 2005, the Company disclosed that, in the course of completing its consolidated financial statements as of and for the year ended December 31, 2003, management identified a significant number of internal control weaknesses in several key areas that had resulted in material misstatement of financial results. These included weaknesses in the following areas among others: deferred policy acquisition costs; present value of future profits of acquired businesses; policy liabilities; investment accounting; consolidation process; purchase accounting; financial reporting procedures and review process; and intercompany accounting. As a result of this review, and in consultation with PwC, the Company restated its audited consolidated financial statements for the years ended December 31, 2002 and 2001. PwC has advised the Company that the material weaknesses in internal controls contributed to the restatement of the Company’s financial statements for the years ended December 31, 2002 and 2001. Remediation efforts regarding such material weaknesses are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2003.

The Company provided PwC with a copy of the Form 8-K filed with regard to the change in independent accountant, which was filed with the SEC on September 14, 2005, and requested that PwC furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of PwC’s letter dated September 14, 2005, was filed as Exhibit 16.1 to the September 14, 2005, Form 8-K.

During the years ended December 31, 2003 and 2002, and the subsequent interim period through September 8, 2005, the Company did not consult with Deloitte regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

As disclosed in detail in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 in the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years 2003, 2002, 2001 and 2000, that were previously reported in its Annual Report on Form 10-K for the year ended December 31, 2003. PwC has also advised the Company that material weaknesses in internal controls as of December 31, 2003, contributed to the subsequent restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2002 included in this Form 10-K. The Company’s prior independent registered public accounting firm, PwC, was retained to conduct the audit and reviews of the quarterly consolidated financial statements related to this restatement.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls include controls designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Our Interim Chief Executive Officer and Chief Financial Officer supervised and participated in the evaluation. Based on the evaluation, our Interim Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria established in Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that we did not maintain effective internal control over financial reporting.

While the Company has reached its conclusion that it did not have effective internal control over financial reporting, the Company considers its assessment to be incomplete due to many instances where it was unable to prove that internal controls were effective due to the lack of sufficient evidence of the controls performed. Although the Company’s assessment is considered to be incomplete, the Company has identified the following material weaknesses of internal control over financial reporting:

Control Environment: The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its financial management organization and this material weakness contributed to the development of other material weaknesses described below. Principal contributing factors include:

•	The lack of sufficient competent accounting personnel in key financial reporting positions.
•	The lack of formalized policies and procedures in all areas across the Company.
•	The lack of an anti-fraud program.
•	Ineffective communication of and education on the control framework, management’s expectations for controls, and business process owners' accountability for controls.
•	The lack of accountability for ensuring that key internal controls are adequately designed and operating effectively.
•

The use of personnel without the appropriate internal control backgrounds and experience to manage and conduct the Company’s internal control readiness procedures, including planning, documentation, and testing.

•	Inadequate and incomplete documentation and testing of key controls of all business processes across the Company.
•

The Company could not sufficiently evidence the performance of many of its internal control activities across the organization including controls over management’s assertions with regard to the validity, completeness, timeliness, cutoff and accuracy of calculations and transactions.

•	Unclear lines of authority and responsibility between the Board of Directors and management.

These deficiencies represented design deficiencies in internal control and in the aggregate resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Risk Assessment: The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on its internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Control Monitoring: The Company had not established adequate systems for monitoring the adequacy of controls to include:

•	A sustainable process for periodically evaluating control design and operating effectiveness across the Company on an ongoing basis.
•

An internal audit function to review financial reporting, compliance and operational controls and activities, review adequacy of remediation for known deficiencies, and provide guidance to the Company on significant control or accounting issues.

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Financial Close and Reporting: The Company's processes for preparing the consolidated financial statements were not clearly defined and they lack appropriate controls to ensure the completeness, accuracy, timeliness, appropriate valuation, and proper presentation and disclosure of financial transactions. The Company did not evidence reviews, approvals, and reconciliations of both routine and non-routine accounting transactions with regard to the following financial processes: expenditures, fixed assets, income taxes, financial close and reporting, and agent compensation.

This lack of financial reporting controls has resulted in the late filing of required interim and annual financial information, restatements of prior years consolidated financial statements, and a significant number of errors identified during the course of the audit of the 2004 consolidated financial statements. As a result of these errors, the Company has restated its previously issued consolidated financial statements to correct prior period errors which were related to the following balance sheet accounts, as described in Note 2 to the consolidated financial statements:

•	Policy loans,
•	Cash and cash equivalents,
•	Deferred policy acquisition costs,
•	Present value of future profits of acquired businesses,
•	Agency advances and other receivables,

•	Accrued investment income,
•	Other liabilities, and
•	Current and deferred federal income taxes related to these errors.

These deficiencies represented a design deficiency in internal controls and based on misstatements requiring correction in the financial statements, they constituted a material weakness.

Segregation of Duties: The Company did not segregate incompatible accounting functions of individuals responsible for several business processes, including:

Expenditures:

•	The accounts payable clerk could add new vendors, approve new vendors, enter check transactions into the general ledger, and review and approve pending payment transactions.

Policy Liabilities:

•	The chief actuary had the ability to adjust policy reserve calculations without being subject to any additional reviews or monitoring.

Financial Close and Reporting:

•	Senior level accounting personnel could both create and approve journal entries.

Reinsurance:

•	The same person who is responsible for monitoring delinquent reinsurance receivables receives the payments from reinsurers.
•	The reinsurance reporting analyst had the authority to make payment requests and approve payments.

Human Resources:

•	The human resource benefits coordinator had the ability to view, modify, and transfer payroll master file information without approval.

In the aggregate, these deficiencies in the design of internal controls result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Reconciliations: The Company had not appropriately documented, approved, or completed timely reconciliations in several key areas including:

•	Transactions related to the Company’s separate accounts,
•	Premium transactions,
•	Policy information processed by the Company’s Policyholder Services Division,
•	Payroll transactions, and
•	Agent compensation.

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Use of Third Party Service Providers: The Company extensively utilized third party service providers for the processing of payroll, computation of actuarial reserves, calculation of income tax balances, and the processing of separate account transactions. The Company did not have adequate controls in place to ensure completeness and accuracy of neither transactions processed nor calculations produced by these third party service providers. These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Safeguarding of Assets: The Company did not have appropriate controls in place to adequately safeguard assets including:

•	Fixed asset acquisition, tracking, and disposition, and
•	Procurement of only authorized goods and services

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Reinsurance: The Company did not maintain effective controls to ensure that all policies that are subject to reinsurance were properly accounted for and ceded to the Company’s reinsurers. The Company did not have a process to adequately reconcile the in-force policy data maintained on its policy administration systems to the reinsurance settlement statements. As a result of these control deficiencies, there were many instances that occurred whereby the Company did not properly record reinsurance transactions in an accurate and timely manner. As a result, the Company recorded restatement adjustments to appropriately cede premiums and reduce reinsurance receivables as described in Note 2 to the consolidated financial statements. These deficiencies represented a design deficiency in internal controls and based on misstatements requiring correction in the financial statements, they constituted a material weakness.

Policy Data Integrity: The Company utilized multiple policy administrative systems, including both automated and manual systems, to process and account for policy related transactions associated with the various types of insurance business issued and administered by the Company. These systems were not common in nature and ranged from full functioning mainframe-based insurance administrative systems to basic spreadsheet and database systems, as well as manual systems. The Company did not have adequate controls with regard to the management of policy data maintained on these systems. There were not adequate controls with regard to the processing of policy transactions on both manual and automated administration systems, including the transfer of data between systems. Additionally, there were not adequate controls with regard to the review of policy transaction data and the identification and correction of pro cessing errors. This lack of policy data integrity controls resulted in material errors, particularly in the calculation of the Company's policy benefit reserve balances. These errors were a result of the actuarial reserve estimates being based on inaccurate and incomplete policy data. Additionally, these control deficiencies have resulted in errors in other financial statement account balances, including policy loans and policyholder benefits. As a result, the Company restated its previously issued consolidated financial statements to correct prior period errors as described in Note 2 to the consolidated financial statements.

These deficiencies represented a design deficiency in internal controls and based on misstatements requiring correction in the financial statements, they constituted a material weakness.

We engaged our independent registered public accountant, Deloitte & Touche LLP (“Deloitte”), to audit management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and they have issued their report which appears below. However, due to the fact that management had not completed the testing of our internal control over financial reporting, Deloitte is unable to render an opinion on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Because of management’s inability to complete our testing and Deloitte’s inability to complete their audit, material weaknesses in addition to those described above might have existed at December 31, 2004, which have not been identified.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Financial Industries Corporation

Austin, Texas

We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of Financial Industries Corporation and subsidiaries (the “Company”) as of December 31, 2004. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As described in the accompanying Management’s Report on Internal Control Over Financial Reporting, the Company was unable to complete its assessment of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we are unable to perform auditing procedures necessary to form an opinion on management’s assessment.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Control Environment: The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its financial management organization and this material weakness contributed to the development of other material weaknesses described below. Principal contributing factors include:

•	The lack of sufficient competent accounting personnel in key financial reporting positions.
•	The lack of formalized policies and procedures in all areas across the Company.
•	The lack of an anti-fraud program.
•	Ineffective communication of and education on the control framework, management’s expectations for controls, and business process owners' accountability for controls.
•	The lack of accountability for ensuring that key internal controls are adequately designed and operating effectively.
•

The use of personnel without the appropriate internal control backgrounds and experience to manage and conduct the Company’s internal control readiness procedures, including planning, documentation, and testing.

•	Inadequate and incomplete documentation and testing of key controls of all business processes across the Company.
•

The Company could not sufficiently evidence the performance of many of its internal control activities across the organization including controls over management’s assertions with regard to the validity, completeness, timeliness, cutoff and accuracy of calculations and transactions.

•	Unclear lines of authority and responsibility between the Board of Directors and management.

These deficiencies represented design deficiencies in internal control and in the aggregate resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Risk Assessment: The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on its internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Control Monitoring: The Company had not established adequate systems for monitoring the adequacy of controls to include:

•	A sustainable process for periodically evaluating control design and operating effectiveness across the Company on an ongoing basis.
•

An internal audit function to review financial reporting, compliance and operational controls and activities, review adequacy of remediation for known deficiencies, and provide guidance to the Company on significant control or accounting issues.

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Financial Close and Reporting: The Company’s processes for preparing the consolidated financial statements were not clearly defined and they lack appropriate controls to ensure the completeness, accuracy, timeliness, appropriate valuation, and proper presentation and disclosure of financial transactions. The Company did not evidence reviews, approvals, and reconciliations of both routine and non-routine accounting transactions with regard to the following financial processes: expenditures, fixed assets, income taxes, financial close and reporting, and agent compensation.

This lack of financial reporting controls has resulted in the late filing of required interim and annual financial information, restatements of prior years consolidated financial statements, and a significant number of errors identified during the course of the audit of the 2004 consolidated financial statements. As a result of these errors, the Company has restated its previously issued consolidated financial statements to correct prior period errors which were related to the following balance sheet accounts, as described in Note 2 to the consolidated financial statements:

•	Policy loans,
•	Cash and cash equivalents,
•	Deferred policy acquisition costs,
•	Present value of future profits of acquired businesses,
•	Agency advances and other receivables,
•	Accrued investment income,
•	Other liabilities, and
•	Current and deferred federal income taxes related to these errors.

These deficiencies represented a design deficiency in internal controls and based on misstatements requiring correction in the financial statements, they constituted a material weakness.

Segregation of Duties: The Company did not segregate incompatible accounting functions of individuals responsible for several business processes, including:

Expenditures:

•	The accounts payable clerk could add new vendors, approve new vendors, enter check transactions into the general ledger, and review and approve pending payment transactions.

Policy Liabilities:

•	The chief actuary had the ability to adjust policy reserve calculations without being subject to any additional reviews or monitoring.

Financial Close and Reporting:

•	Senior level accounting personnel could both create and approve journal entries.

Reinsurance:

•	The same person who is responsible for monitoring delinquent reinsurance receivables receives the payments from reinsurers.
•	The reinsurance reporting analyst had the authority to make payment requests and approve payments.

Human Resources:

•	The human resource benefits coordinator had the ability to view, modify, and transfer payroll master file information without approval.

In the aggregate, these deficiencies in the design of internal controls result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Reconciliations: The Company had not appropriately documented, approved, or completed timely reconciliations in several key areas including:

•	Transactions related to the Company’s separate accounts,
•	Premium transactions,
•	Policy information processed by the Company’s Policyholder Services Division,
•	Payroll transactions, and
•	Agent compensation.

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Use of Third Party Service Providers: The Company extensively utilized third party service providers for the processing of payroll, computation of actuarial reserves, calculation of income tax balances, and the processing of separate account transactions. The Company did not have adequate controls in place to ensure completeness and accuracy of neither transactions processed nor calculations produced by these third party service providers. These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Safeguarding of Assets: The Company did not have appropriate controls in place to adequately safeguard assets including:

•	Fixed asset acquisition, tracking, and disposition, and
•	Procurement of only authorized goods and services

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Reinsurance: The Company did not maintain effective controls to ensure that all policies that are subject to reinsurance were properly accounted for and ceded to the Company’s reinsurers. The Company did not have a process to adequately reconcile the in-force policy data maintained on its policy administration systems to the reinsurance settlement statements. As a result of these control deficiencies, there were many instances that occurred whereby the Company did not properly record reinsurance transactions in an accurate and timely manner. As a result, the Company recorded restatement adjustments to appropriately cede premiums and reduce reinsurance receivables as described in Note 2 to the consolidated financial statements. These deficiencies represented a design deficiency in internal controls and based on misstatements requiring correction in the financial statements, they constituted a material weakness.

Policy Data Integrity: The Company utilized multiple policy administrative systems, including both automated and manual systems, to process and account for policy related transactions associated with the various types of insurance business issued and administered by the Company. These systems were not common in nature and ranged from full functioning mainframe-based insurance administrative systems to basic spreadsheet and database systems, as well as manual systems. The Company did not have adequate controls with regard to the management of policy data maintained on these systems. There were not adequate controls with regard to the processing of policy transactions on both manual and automated administration systems, including the transfer of data between systems. Additionally, there were not adequate controls with regard to the review of policy transaction data and the identification and correction of processing errors. This lack of policy data integrity controls resulted in material errors, particularly in the calculation of the Company’s policy benefit reserve balances. These errors were a result of the actuarial reserve estimates being based on inaccurate and incomplete policy data. Additionally, these control deficiencies have resulted in errors in other financial statement account balances, including policy loans and policyholder benefits. As a result, the Company restated its previously issued consolidated financial statements to correct prior period errors as described in Note 2 to the consolidated financial statements.

These deficiencies represented a design deficiency in internal controls and based on misstatements requiring correction in the financial statements, they constituted a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.

Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of the other material weaknesses, if any, that might have been identified if we had been able to perform sufficient auditing procedures, the Company has not maintained effective internal control over the financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and our report dated October 27, 2006, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Dallas, Texas

October 27, 2006

Change in Internal Controls over Financial Reporting

During the fourth quarter of 2004, there have been no significant changes in the Company’s disclosure controls and procedures pursuant to Rule 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. However, in connection with the material weaknesses in internal control over financial reporting discussed above, management, with oversight from the Audit Committee, has been addressing all of these issues and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and tested, and management concludes that these controls are operating effectively.

During 2004, in order to comply with the provisions of the Sarbanes-Oxley Act of 2002, the Company put forth a significant and costly effort which involved both internal and external resources. This effort included the design, documentation and testing of internal controls for the major processes related to financial reporting. While management is dedicated to improving the Company’s internal controls over financial reporting, the nature and significance of the outstanding material weaknesses prevented successful remediation prior to filing the delayed 2004 Form 10-K report. Future plans include the development of a remediation plan to include establishing new controls to meet predefined control objectives, correcting improperly defined control activities and establishing procedures to ensure that control owners retain formal documented evidence that will clearly prove the effectiveness of established and newly implemented internal controls.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The members of the Board of Directors of FIC, as of February 1, 2006, are as follows:

John D. Barnett, 63, has been a director of FIC since July 1991. He is Senior Vice President-Investments of Investment Professionals, Inc., a broker-dealer located in San Antonio, Texas. He has been with Investment Professionals since 1996. From February 1999 to July 2003 he was a principal in that firm and headed its Fixed Income Division. Previously, from 1983 to 1996, Mr. Barnett was associated with Prudential Securities, Inc., where he served both institutional and individual clients. At the time he left Prudential, he was First Vice President-Investments. He has completed the NASD registered principal and investment advisor examination requirements and holds life and health insurance and variable annuity licenses. Mr. Barnett is a director of a non-profit organization. He is a graduate of Howard Payne University and earned an M.A. degree from Texas State University. He has served as a director of FIC since 1991, and has served on several committees of the Board, including the Audit Committee. He currently serves on the Investment Committee and the Special Litigation Committee.

Patrick E. Falconio, 65, has been a director of FIC since August 2003. He serves on the Executive Committee, the Investment Committee and the Nominations/Governance Committee of the Board of Directors. Mr. Falconio served as executive vice president and chief investment officer of Aegon USA, Inc. from 1987 through his retirement in 1999. Prior to that he worked at Life Investors Insurance Company, Lincoln National Life Insurance Company, and Prudential Insurance Company. In May 2004, Mr. Falconio was elected to the board of directors of Penn Treaty America Corp. He has a bachelor’s degree from Duquesne University and an MBA from the University of Georgia.

Richard H. Gudeman, 67, has been a director of FIC since August 2003. He serves on the Audit Committee, the Compensation Committee, and the Marketing Committee of the Board of Directors. Mr. Gudeman served as executive vice president at SunGard Insurance Systems, Inc., and as an actuary at Country Life Insurance Co., Washington National Insurance Co., State Farm Life Insurance Co. and Federal Life Insurance Co. over the last 30 years. He has a bachelor’s degree from Illinois State University and a master’s degree from Northeastern University.

R. Keith Long, 58, has been Chairman of the Board of FIC since August 22, 2003. He serves on the Executive Committee, the Compensation Committee, the Investment Committee, and the Marketing Committee of the Board of Directors. Mr. Long has served as president of Otter Creek Management Inc., an investment advisory firm that manages investment funds, since founding it in 1991. From 1983 through January 1991, he worked at Morgan Stanley in its capital markets division. As chairman of the board of Financial Institutions Insurance Group, he oversaw its sale in a leveraged buy-out in 1996. Mr. Long has bachelors and MBA degrees from Indiana University.

Robert A. Nikels, 66 has been a director of FIC since November 1, 2005. Mr. Nikels is a retired insurance executive with more than 31 years experience in the life, annuity and health insurance business. He began his career as an actuarial student with the Lincoln National Life Insurance Company, becoming a Fellow of the Society of Actuaries in 1968. At Lincoln National he held various actuarial and management positions and retired as Senior Vice President Product Management in 1995. Mr. Nikels filled the director position left vacant by the resignation of Salvador Diaz-Verson, Jr. in July 2005. The resignation of Mr. Diaz-Verson, Jr. was announced in a Current Report on Form 8-K filed by the Company on July 18, 2005.

Lonnie Steffen, 56, has been a director of FIC since August 2003 and is Chairman of the Audit Committee. He also serves on the Executive Committee of the Board of Directors. He has served as president and chief financial officer of Dearborn Risk Management since 1997. From 1991 through 1997 he served as chief financial officer of Financial Institutions Insurance Group. From 1986 through 1991, he served as chief financial officer of First Reinsurance Co. of Hartford. A certified public accountant, Mr. Steffen has a bachelor’s degree from Northern Illinois University.

Kenneth S. Shifrin, 57, has served as a director of FIC since June 10, 2003. He serves on the Executive Committee, the Audit Committee, the Special Litigation Committee and the Nominations/Governance Committee of the Board of Directors. Since 1985, he has worked for and most recently serves as Chairman of the Board of American Physicians Service Group, Inc., a management and financial services firm that provides medical malpractice insurance services for doctors and brokerage and investment services to institutions and high net worth individuals, and has served as its President and CEO since 1989. Mr. Shifrin served as Chairman of Prime Medical Services, Inc. from 1989 until November 2004, when that company merged with HealthTronics, Inc. Following the merger and until March, 2006, Mr. Shifrin was Vice Chairman of the Board of Directors of HealthTronics, a company which provides healthcare services, primarily to the urology community, and manufactures various medical devices as well as specialty vehicles used for the transport of high technology medical equipment and broadcast and communications equipment. Mr. Shifrin is currently a director of HealthTronics. From 1977 to 1985, Mr. Shifrin was employed at Fairchild Industries Corporation, most recently as the Vice President of Finance and Contracts at Fairchild Aircraft Corporation, a subsidiary of Fairchild Industries Corporation. From 1973 to 1976, Mr. Shifrin was a Senior Management Consultant with Arthur Andersen & Company. He is a graduate of Ohio State University where he received a Bachelors and Masters in Business Administration. Mr. Shifrin is a member of the World Presidents Organization.

Eugene J. Woznicki, 64, has been a Director of FIC since June 10, 2003. He serves on the Audit Committee, the Special Litigation Committee, the Compensation Committee, and the Marketing Committee of the Board of Directors. Mr. Woznicki is currently President of North American Life Plans, LLC, which is a marketing company specializing in the development of products that fill all the financial needs of the Senior Market. Previously, he served as President of National Health Administrators, the largest privately held insurance agency specializing in long-term care insurance, from 1997 to March 2004. From 1995 to 1997, he served as a vice president of National Health Administrators. From 1992 to 1994, Mr. Woznicki was the Vice President-Special Projects of Purolator Products, Inc., one of the largest filter companies in the world. Mr. Woznicki was the founder and President of Nicki International Inc., a construction management firm completing industrial, commercial and residential projects worldwide, from 1978 to 1992. Mr. Woznicki is a graduate of Widener University where he also did graduate studies in business administration. Mr. Woznicki served as an advisory director to the School of Industrial Engineering, Texas Tech University, from 1988 to 1994.

For a description of the arrangements whereby Messrs. Shifrin and Woznicki were previously selected as directors of the Company, see “Part III-Item 13-Certain Relationships and Related Transactions-New Era Transactions.”

The Board of Directors has determined that all current directors qualify as “independent directors” of the Company, as that term is defined in Nasdaq Rule 4200(a)(15). The Board also determined that all members of the Audit Committee, the Nominating Committee and the Compensation Committee qualify as independent in accordance with the requirements of the Nasdaq rules.

Salvador Diaz-Verson, Jr. served as a director of the Company from August 2003 until his resignation on July 14, 2005.

Executive Officers of the Registrant

The executive officers of FIC, as of June 30, 2006, are as follows:

Name	Position	Age
Michael P. Hydanus	Interim President and Chief Executive Officer	54
Vincent L. Kasch	Chief Financial Officer	44

Principal occupations and employment during the past five years are:

Mr. Hydanus joined FIC in May, 2005 as Senior Vice President-Operations. He replaced Charles B. Cooper, who had served as Chief Operating Officer from February 2004 to November 2004. Mr. Hydanus was named Interim President and Chief Executive Officer of FIC on November 5, 2005. He replaced J. Bruce Boisture, who had served as President and Chief Executive Officer from January 7, 2004 to November 4, 2005. Mr. Hydanus has over 20 years of management experience in the life insurance and consulting industries. From February 2001 to the present, he served as an independent management consultant in the areas of corporate operations and information technology improvement. His consulting practice included clients such as a national health benefit organization, policy administration organization, and regional technology service organizations. He was Chief Operating Officer and Chief Information Officer of Security First Group from 2000 to 2001. Prior to that, he worked as the Chief Information Officer for the Baltimore Life Companies from 1998-2000 and the Senior Vice President, COO / CIO for Delta Life & Annuity from 1996-1998. Mr. Hydanus received a B.A. in Business Administration from Lakeland College. He also holds FLMI and ACS certifications from the Life Office Management Association and is in the process of earning his CLU/ChFC certifications from the American College.

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

Business Ethics and Practices Policy and Code of Ethics for Senior Executives and Financial Officers

The Company has adopted a Business Ethics and Practices Policy which is applicable to all employees of the Company, as well as to members of the Board of Directors. In addition, the Company has adopted a Code of Ethics for Senior Executives and Financial Officers that applies to its senior executives and senior financial officers. A copy of the Code can be found as Exhibit 14.1 to this Form 10-K, and a copy of the Policy can be found as Exhibit 14.2 to this Form 10-K. A copy of both the Code and the Policy can be found in the investor relations section of the Company’s website at www.ficgroup.com. In the event of any amendment to, or waiver from, the Code of Ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

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

The Board of Directors has determined that Lonnie Steffen, who has chaired the Committee since August 2003, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC, and is “independent” as such term is defined in Item 7(d)(3)(iv) of Schedule 14A.

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 2004, through December 31, 2004, all reports required by Section 16(a) to be filed by its directors, officers and greater than ten percent beneficial owners were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information, for the three years ended December 31, 2004, 2003, and 2002, concerning the compensation of the Company’s former Chief Executive Officer and each of the Company’s other four most highly compensated executive officers (the “named executive officers”) who were serving as executive officers at the end of 2004 and received cash compensation exceeding $100,000 during 2004 and one other person who would have been included in these standards but for the fact that he was not serving as an executive officer at the end of 2004.

					Long-Term Compensation
		Annual Compensation ($)			Awards
Name and Principal Position	Year	Salary(1)	Bonus	Other Annual Compen- sation(2)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	All Other Compen- sation(4) ($)

J. Bruce Boisture	2004	400,000	-	75,966(6)	700,000(8)	150,000(9)	4,100
President and CEO

Vincent L. Kasch	2004	141,346	-	-	-	20,000(13)	2,692
Chief Financial Officer

Theodore A. Fleron	2004	190,000	-	-	-	-	3,800
Vice President,	2003	197,307	-	-	-	-	3,946
General Counsel	2002	141,827	20,000	-	-	-	2,837

Thomas C. Richmond(7) Former Vice President, Assistant Secretary	2004	190,000	-	-	-	-	-
	2003	197,307	-	-	-	-	-
	2002	180,000	20,000	-	-	-	1,631

Charles B. Cooper	2004	160,769	-	16,434(15)	-	25,000(14)	-

George M. Wise(10)	2004	50,861	-	-	-	-	310,959
Former Chief	2003	197,307	-	-	-	-	2,819
Financial Officer	2002	18,269	-	-	-	-	-

Eugene E. Payne(5), (11), (12)	2004	5,538	-	-	-		551,188
Former Chairman,	2003	373,846	-	-	-	-	1,881
President and CEO	2002	68,018	-	-	-	30,000(3)	-

Jeffrey H. Demgen (16)	2004	-	-	-	-	-	222,558
Former Vice President	2003	83,076	-	-	-	-	122,650
	2002	180,000	30,000	-	-	-	3,600

(1)	Information in the Salary column reflects the earned salary based on the applicable employment dates during the noted years.
(2)

Does not include the value of perquisites and other personal benefits if the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

(3)

Represents the number of FIC stock appreciation rights granted to Eugene E. Payne in 2002. The stock appreciation rights were granted under the terms and provisions of the Financial Industries Corporation Equity Incentive Plan adopted by FIC in 2002, a copy of which was filed with the Securities and Exchange Commission on November 14, 2002 as an Exhibit to FIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(4)

For persons other than Messrs. Payne and Wise represents amounts contributed under the InterContinental Life Corporation Employees Savings and Investment Plan (“401K Plan”). For Dr. Payne, refer to Notes 3 and 11. For Mr. Wise, refer to Note 10.

(5)

Eugene E. Payne was Chairman from November 4, 2002 to August 25, 2003. Dr. Payne was President and Chief Executive Officer of FIC from November 4, 2002 to January 7, 2004, and was Interim Chairman of the Board of Directors of FIC from August 19, 2002 through November 4, 2002. R. Keith Long has served as Chairman since August 25, 2003, and J. Bruce Boisture served as President and Chief Executive Officer of FIC from January 7, 2004 to November 4, 2005. Michael P. Hydanus has served as Interim President and Chief Executive Officer since November 5, 2005.

(6)

Represents Mr. Boisture’s expenses for apartment rent, utilities, gas, car lease, auto insurance, life insurance, appliance rental, airfare expenses, hotel, furniture, car rental and medical insurance.

(7)	Effective as of February 13, 2004, the employment of Thomas C. Richmond with FIC was terminated.

(8) In connection with Mr. Boisture’s election as President and Chief Executive Officer, the Board of Directors approved an employment agreement for Mr. Boisture which included long-term incentives in the form of a restricted stock grant of 50,000 shares of FIC common stock at an exercise price equal to the fair market value on the effective date of the agreement ($14.00 per share). The grant was conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grant would be made. The agreement stated that, in the event that such approval is not granted by the shareholders, a lump sum cash payment would be made to Mr. Boisture, and his base compensation would be increased, based on a formula. If shareholder approval is obtained, a portion of the options and restricted stock will vest immediately, with the remainder vesting according to specified schedules over a two-year period from the contract effective date, subject to acceleration for certain events. In connection with the resignation of Mr. Boisture in November 2005, this grant was cancelled.

(9)

 In connection with the election of Mr. Boisture as Chief Executive Officer and President of FIC in January 2004, the Board of Directors granted Mr. Boisture an option to purchase 150,000 shares of FIC common stock, at a per share price of $14.00. The grant was conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made.  In connection with the resignation of Mr. Boisture in November 2005, this grant was cancelled and replaced by an agreement under which FIC would issue 60,000 shares of its common stock to Mr. Boisture on or before June 30, 2007, provided that the Incentive Stock Plan is approved by the shareholders of FIC. If such approval is not so obtained by June 30, 2007, Mr. Boisture would receive a cash payment of $465,000, less applicable tax withholding.  As of the date of this report, the FIC Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval. The table above includes the number of shares subject to the option grant made in January 2004, which was cancelled as described above.

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

(11)

Amounts in the “All Other Compensation” column for 2003 include $1,881 for the 2003 401K Plan match.  Amounts in the “All Other Compensation” column for 2004 include $342,738 paid to Dr. Payne in July 2004 in connection with the termination of his employment agreement with the Company, $38,100 paid to him in connection with the exercise of stock appreciation rights and $170,349, which was deferred by Dr. Payne under the Company’s Nonqualified Deferred Compensation Plan.

(12)

Amounts in the “Salary” column include $19,556 of compensation earned in 2002, and $37,384 of compensation earned in 2003, which was deferred by Dr. Payne under the Company’s Nonqualified Deferred Compensation Plan.

(13)

In connection with the employment of Mr. Kasch in March 2004 and his subsequent election as Chief Financial Officer of FIC in April 2004, the Board of Directors granted Mr. Kasch an option to purchase 20,000 shares of FIC common stock, at a per share price of $13.25. The grant is conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made.  If such approval is not obtained, the grant would be cancelled.  As of the date of this report, the FIC Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval.

(14) In connection with the election of Charles B. Cooper as Chief Operating Officer of FIC in February 2004, the Board of Directors granted Mr. Cooper an option to purchase 25,000 shares of FIC common stock, at a per share price of $13.88. The grant was conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made. If such approval is not obtained, the grant would be cancelled. Mr. Cooper resigned in November 2004, resulting in the cancellation of the options.

(15)	Represents Charles B. Cooper’s expenses for apartment rent of $8,713, electric, gas, hotel, mileage, furniture and medical insurance.

(16) Jeffrey H. Demgen resigned employment with the Company on June 12, 2003. Under the terms of his employment agreement with the Company, as amended, his voluntary resignation did not terminate the agreement. Accordingly, Mr. Demgen will receive compensation, at the rate of $180,000 per year, until February 26, 2006. Amounts shown in the “All Other Compensation” column represent amounts paid or payable to Mr. Demgen under his employment agreement subsequent to his resignation, as follows: In 2003: $114,231 in salary continuation, $6,619 for life and health insurance benefits, and $1,800 in lieu of matching contributions to the Company’s 401K Plan. In 2004: $180,00 in salary continuation, $6,453 for life and health insurance, $3,600 in lieu of matching contributions to the 401K Plan, and a lump sum payment of $32,505 representing the present value of pension benefits that would have otherwise accrued under the Company's pension plan for the period from June 15, 2003 to December 31, 2005. In 2005: $180,000 in salary continuation, $5,431 for life and health insurance, and $3,600 in lieu of matching contributions to the 401K Plan. In 2006: $27,692 in salary continuation.

Stock Options Granted in 2004

The following table sets forth information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 2004.

	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees	Exercisable or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
Name	(#)	in Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

J. Bruce Boisture(1)	150,000	76.92%	$14.00	1/7/2014	$1,320,679	$ 3,346,859
Vincent L. Kasch(2)	20,000	10.26%	$13.25	3/14/2014	166,657	422,342
Charles B. Cooper(3)	25,000	12.82%	$13.88	2/16/2014	218,226	553,029

(1)

In connection with the election of Mr. Boisture as Chief Executive Officer and President of FIC in January 2004, the Board of Directors granted Mr. Boisture an option to purchase 150,000 shares of FIC common stock, at a per share price of $14.00. The grant was conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made. In connection with the resignation of Mr. Boisture in November 2005, this grant was cancelled and replaced by an agreement under which FIC would issue 60,000 shares of its common stock to Mr. Boisture on or before June 30, 2007, provided that the Incentive Stock Plan is approved by the shareholders of FIC.  If such approval is not so obtained by June 30, 2007, Mr. Boisture would receive a cash payment of $465,000, less applicable tax withholding.  As of the date of this report, the FIC Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval. The table above includes the number of shares subject to the option grant made in January 2004, which was cancelled as described above.

(2)

In connection with the employment of Mr. Kasch in March 2004 and his subsequent election as Chief Financial Officer of FIC in April 2004, the Board of Directors granted Mr. Kasch an option to purchase 20,000 shares of FIC common stock, at a per share price of $13.25. The grant is conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made. If such approval is not obtained, the grant would be cancelled.  As of the date of this report, the FIC Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval.

(3)

In connection with the election of Charles B. Cooper as Chief Operating Officer of FIC in February 2004, the Board of Directors granted Mr. Cooper an option to purchase 25,000 shares of FIC common stock, at a per share price of $13.88. The grant was conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made. If such approval is not obtained, the grant would be cancelled. Mr. Cooper resigned in November 2004, resulting in the cancellation of the options.

(4)

Potential realizable value of each grant assumes that the market price of the underlying security (based upon the value of the Common Stock on the date of grant) appreciates at annualized rates of 5% and 10% over the term of the award. Actual gains, if any, on stock option exercises are dependent on the future performance of Common Stock and overall market conditions.  There can be no assurance that the amounts reflected on this table will be achieved.

Aggregated Option/SAR Exercises in 2004 and Year-end Option/SAR Values

The following table sets forth information concerning unexercised stock options as of December 31, 2004, of the named executive officers as of that date. As noted above, such option grants are subject to the approval by the shareholders of FIC of the FIC Incentive Stock Plan. No stock options were exercised during 2004 by any named executive officers during the year 2004. Since the market value of FIC common stock as of December 31, 2004, was less than the option prices, the table below does not include information pertaining to the value of unexercised in-the-money options.

			Number of Securities		Value of Unexercised
			Underlying		In-the-Money
	Shares	Value	Unexercised Options at		Options at
	Acquired on	Realized	December 31, 2004 (#)		December 31, 2004(4) ($)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

J. Bruce Boisture(1)	-	$ -	-	150,000	$ -	$ -
Vincent L. Kasch(2)	-	-	-	20,000	-	-
Charles B. Cooper(3)	-	-	-	-	-	-

(1)

Includes options to purchase 150,000 shares of common stock of FIC at a price per share of $14.00 granted by FIC in January 2004 to J. Bruce Boisture, in connection with his election as Chief Executive Officer and President of FIC.  The grant was conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grant would be made. As of the date of this report, the Incentive Stock Plan has not been presented to the shareholders of FIC for approval. In connection with the resignation of Mr. Boisture in November 2005, this grant was cancelled and replaced by an agreement under which FIC would issue 60,000 shares of its common stock to Mr. Boisture on or before June 30, 2007, provided that the Incentive Stock Plan is approved by FIC’s shareholders. If such approval is not so obtained by June 30, 2007, Mr. Boisture would receive a cash payment of $465,000, less applicable tax withholding. The table includes the number of shares subject to the option granted in January 2004, which was cancelled as described above.

(2)

Includes options granted by FIC in  March 2004 to Vincent L. Kasch , in connection with his election as Chief Financial Officer of FIC as follows: an option to purchase 20,000 shares of its common stock at a per share price of $13.25. The grant was conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grants would be made. As of the date of this report, the Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval.

(3)

In connection with the election of Charles B. Cooper as Chief Operating Officer of FIC in February 2004, the Board of Directors granted Mr. Cooper an option to purchase 25,000 shares of FIC common stock, at a per share price of $13.88. The grant was conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made. If such approval is not obtained, the grant would be cancelled.  Mr. Cooper resigned in November 2004, resulting in the cancellation of the options.

(4)

Based on the closing price of the Company’s common stock of $8.00 on the National Quotation Bureau’s Pink Sheet quotation service on December 31, 2004, the options had no in-the-money value as of December 31, 2004. The actual amount, if any, realized upon the exercise of stock options will depend upon the amount by which the market price of the Company’s common stock on the date of exercise exceeds the exercise price.

Defined Benefit Plan

The following Pension Plan description sets forth estimated annual pension benefits payable upon retirement at age 65 under the Company’s noncontributory defined benefit plan (“Pension Plan”) to an employee in the final pay and years of service classifications indicated, assuming a straight life annuity form of benefit. The amounts described do not reflect the reduction related to Social Security benefits referred to below. The Pension Plan was frozen effective December 31, 2004.

J. Bruce Boisture and Vincent L. Kasch did not become Pension Plan participants before December 31, 2004, when the Pension Plan was frozen, due to Pension Plan eligibility requirements. Charles B. Cooper and George Wise were terminated on November 1, 2004 and April 22, 2004, respectively, prior to reaching eligibility for Pension Plan participation.

Theodore A. Fleron’s normal retirement date of April 1, 2005 had a frozen monthly Pension Plan benefit of $7,126 based upon 30.878 years of frozen credited service. Eugene Payne’s normal retirement date of September 1, 2007 had a frozen monthly Pension Plan benefit of $2,404 based upon 12.764 years of frozen credited service. Thomas Richmond’s normal retirement date of October 1, 2006 had a frozen monthly Pension Plan benefit of $2,470 based upon 14.897 years of frozen credited service.

Mr. Fleron received a lump sum payment of $48,000 at the end of 2005 based upon a defined benefit supplemental executive retirement plan (“DB SERP”) that was formed effective January 1, 2005 and terminated on December 31, 2005. Mr. Fleron was the only participant in the DB SERP of those named executive officers listed on the executive compensation table above.

Mr. Kasch received a $455 lump sum payment based upon a defined contribution supplemental executive retirement plan (“DC SERP”) that was formed effective January 1, 2005 and terminated on December 31, 2005. Mr. Kasch was the only participant in the DC SERP of those named executive officers listed on the executive compensation table above.

The normal retirement benefit provided under the Pension Plan is equal to 1.57% of final 5-year average eligible earnings less 0.65% of the participant’s Social Security covered compensation multiplied by the number of years of credited service (up to 30 years). The compensation used in determining benefits under the Pension Plan is the highest average earnings received in any five consecutive full-calendar years during the last ten full-calendar years before the participant’s retirement date. For the year of the Pension Plan freeze (2004), the maximum amount of annual salary and bonus that can be used in determining benefits under the Pension Plan is $180,000.

Compensation of Directors

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

At its meeting on September 1, 2004, the Board of Directors approved the establishment of a stock option plan for non-employee directors of the Company, subject to the approval of the plan by the shareholders of the Company at the next Annual Meeting of Shareholders. The plan, which reserves 400,000 shares for issuance, provides for the grant to each non-employee director options to acquire 25,000 shares of the common stock of the Company, at current market price at the time that the plan is approved by the shareholders, and allows for discretionary grants to subsequently elected directors and to directors who are reelected. Such options would have a ten-year term, would vest in three equal annual installments beginning with the first anniversary of the date on which the option was granted, and would vest earlier upon specified events.

At its meeting on September 19-20, 2005, the Board of Directors approved the Financial Industries Corporation Stock Plan for Non-Employee Directors (the “Stock Plan”). Under the Stock Plan, effective September 30, 2005, non-employee directors may elect to receive a portion of their annual fee for service on the Board and their annual fee(s) for service on a committee(s) of the Board in the form of shares of common stock of the Company, in lieu of cash. The election is made on an annual basis and may be for fifty percent or more, in five percent increments, of the annual fees for a Plan Year (as defined in the Stock Plan). The shares of common stock issued under the Stock Plan are to be shares of the Company’s authorized but unissued or reacquired common stock.

Employment Agreements and Change in Control Arrangementss

The following employment agreements were in effect during 2004 with respect to the individuals listed in the Summary Compensation Table:

J. Bruce Boisture. Mr. Boisture served as President and CEO of the Company from January 7, 2004 through November 2005. Mr. Boisture also served on the Board of Directors of FIC from August 2003 through November 2005. He replaced Eugene E. Payne, who had served as President and CEO since November 2002. In connection with the election, the Board of Directors approved an employment agreement for Mr. Boisture. The agreement, which was for a three-year term, provided for monthly base compensation of $33,333.33 and eligibility for an annual performance bonus of up to $100,000. In addition, the agreement provided for long-term incentives in the form of a grant of options to purchase 150,000 shares of FIC common stock at an exercise price equal to the fair market value on the effective date of the agreement ($14.00 per share) and a restricted stock grant of 50,000 shares. Both grants are conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grants would be made. The agreement states that, in the event that such approval is not granted at the Company’s 2004 annual meeting of shareholders, a lump sum cash payment would be made to Mr. Boisture, and his base compensation would be increased, based on a formula. If shareholder approval is obtained, a portion of the options and restricted stock will vest immediately, with the remainder vesting according to specified schedules over a two-year period from the contract effective date, subject to acceleration for certain events.

Mr. Boisture’s agreement provided that he was to be included in the employee benefit plans that FIC maintains for all similarly situated executives, except that in lieu of the company’s group life insurance plan, FIC was to provide him with $1 million of term life insurance coverage. In addition, while Mr. Boisture’s primary residence remained in Hartford, Connecticut, FIC covered specified commuting expenses, including transportation, a furnished apartment, leased automobile and club membership in Austin at an aggregate cost to FIC (including tax gross-ups) not to exceed $5,200 per month through October 31, 2005, and reimbursement of up to $12,000 per year for Mr. Boisture’s existing health care coverage until at least October 31, 2005. The Company was required to pay certain relocation expenses, if incurred by Mr. Boisture. The agreement also provided that FIC was to reimburse Mr. Boisture for certain attorneys’ fees incurred in the review of the employment agreement up to a maximum of $5,000, and obligated FIC to provide directors and officers liability insurance.

In the event of termination of Mr. Boisture’s employment without cause or for good reason (as defined in his employment agreement), Mr. Boisture was entitled to a lump sum payment of $400,000 and six months of continued subsidized FIC health insurance coverage or reimbursement of his existing health insurance coverage. If Mr. Boisture’s employment was terminated due to disability, the lump sum severance benefit was to be offset by the value of any disability benefits to be provided during the first 12 months following his termination of employment by any disability benefits plan maintained by FIC. Upon Mr. Boisture’s termination of employment by FIC for cause, due to Mr. Boisture’s death or expiration of the term, or Mr. Boisture’s voluntary termination of employment without good reason, Mr. Boisture was not entitled to any severance other than payment of accrued salary and benefits as of the date of termination.

The agreement also provided that, in the event that following shareholder approval of the Incentive Stock Plan and while Mr. Boisture remained employed by the Company (i) any SEC Person (as defined below) became the beneficial owner of 50% or more of the shares outstanding or of voting securities representing 50% or more of the combined voting power of all outstanding voting securities of the Company or (ii) the sale or other disposition of all or substantially all of the consolidated assets of the Company was completed or a plan of liquidation of the Company was implemented, then the option to purchase 150,000 shares became immediately exercisable and 50,000 shares of restricted stock became immediately vested. As defined in the agreement, “SEC Person” means any person (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the “Exchange Act”)) or group (as such term is used in Rule 13d-5 under the Exchange Act), other than an affiliate or any employee benefit plan (or any related trust) of the Company or any of its affiliates.

In November 2005, Mr. Boisture tendered his resignation as Chief Executive Officer, President and a director of the Company, effective November 4, 2005. In connection with Mr. Boisture’s resignation, the Company entered into a Separation Agreement and Release arrangement with Mr. Boisture (the “Separation Agreement”), the material provisions of which included the following:

•

The Company paid Mr. Boisture cash severance benefits in the amount of $200,000, in five monthly installments of $40,000 each, less applicable tax withholding, with the first payment to be made on November 4, 2005, and subsequent payments on December 4, 2005, January 4, 2006, February 4, 2006, and March 4, 2006.

•

On June 30, 2007, the Company will: (i) deliver to Mr. Boisture 60,000 shares of FIC common stock, if approval of such issuance by FIC’s shareholders is obtained on or prior to June 30, 2007, or (ii) if such approval by FIC’s shareholders is not obtained on or prior to June 30, 2007, pay to Mr. Boisture $465,000 in a lump sum cash payment, in either case less applicable tax withholding.

•

If a Change of Control (as defined in the Separation Agreement) of FIC occurs on or prior to June 30, 2007, the Company is required to pay Mr. Boisture, less applicable tax withholding, (a) any portion of the cash  severance benefits described above which have not yet been paid, and (b) in satisfaction of FIC’s obligations under the immediately preceding paragraph,  an amount equal to the product of (x) 60,000 and (y) the per-share value imputed or assigned to FIC’s common stock at the time of such Change of Control (as specified in the Separation Agreement).

•

If a Change of Control of FIC occurs after June 30, 2007, but before December 31, 2008, the Company is generally required to pay Mr. Boisture in cash, less applicable withholding, an amount equal to the product of (x) the number of shares (if any) issued to Mr. Boisture on June 30, 2007, as described above,  and still owned by him at the time of such Change of Control and (y) the per-share value imputed or assigned to FIC’s common stock at the time of such Change of Control.

•

The obligations of the Company under the employment agreement between the Company and Mr. Boisture dated January 7, 2004 (the “Employment Agreement”), terminated as of November 4, 2005, subject to payment of certain salary and employee benefit obligations accrued prior to that date.

•	The Separation Agreement includes certain mutual releases pertaining to the Employment Agreement and Mr. Boisture’s service with the Company.
•

The Separation Agreement provides that the Company may require the future assistance of Mr. Boisture in matters relating to legal proceedings, and may request his consultation or assistance in other matters relating to the Company. If such services are provided, the Company will pay Mr. Boisture at the rate of $150 per hour if no travel is involved and at the rate of $1,500 per day if travel is involved.

Vincent L. Kasch. In connection with his election as Chief Financial Officer, Mr. Kasch received a letter which set forth the terms of his employment with FIC (the “Employment Letter”). The Employment Letter provides that he may receive long-term incentives in the form of a grant of non-qualified stock options to purchase 20,000 shares of FIC common stock. The purchase price for each share subject to the option is equal to $13.25, which was the fair market value of a share of FIC common stock as of March 15, 2004, the effective date of his employment. The option will (a) have a ten-year term measured from the employment date and (b) become exercisable as to one-third of the shares on the date of shareholder approval of an equity option plan, an additional one-third of the shares on the first anniversary of the employment date, and as to the remaining shares on the second anniversary of the employment date, provided in each case that Mr. Kasch remains employed by FIC on such anniversary. The option grant is subject to the approval of the shareholders of FIC. On September 7, 2006, Mr. Kasch received a letter from FIC (“Change of Control letter”) which set forth the parties’ agreement with respect to a possible future Change of Control (as defined in the Change of Control letter) of the Company.  If a Change of Control occurs and Mr. Kasch is terminated without cause within twelve months after such change of control, his then-current bi-weekly salary and benefits, will continue to be paid by the Company for twelve months following his date of termination; provided, however, that to the extent such 12-month continuation period would otherwise extend beyond March 15th of the calendar year following the calendar year in which the termination occurs, any remaining payments that would otherwise be made to Mr. Kasch after March 15th of the following calendar year will be accelerated and paid in a lump sum on March 15th of the following calendar year.

Theodore A. Fleron. On December 13, 2002, the Company and Mr. Fleron entered into an employment agreement, providing for the employment of Mr. Fleron as General Counsel and Vice President of the Company. The agreement provides for a three-year term; however, at the end of the term the agreement is automatically renewed for successive one-year periods unless either the Company or Mr. Fleron gives notice at least 90 days before the end of any term that they choose not to renew the agreement. The agreement provides for a base salary of $190,000, which base salary shall be reviewed periodically and may be increased from time to time as shall be determined by the Chief Executive Officer and subsequently ratified by the Board. Mr. Fleron is also eligible for an annual bonus based upon target performance goals, as determined by the Chief Executive Officer on an annual basis, in accordance with normal Company administrative practices for senior management, as described above. A copy of this agreement was attached as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

The above-described agreement replaced a prior employment agreement between the Company and Mr. Fleron which had been entered into on March 22, 2002. That agreement provided for a three-year term, with a base salary of $145,000. The agreement also provided that, in the event of a “change in control” of the Company, the remaining amounts payable under the agreement would become immediately due and payable in one lump sum. As defined in the agreement, a change in control was deemed to have taken place upon the occurrence of any one or more of the following: (i) Roy F. Mitte is no longer the Chairman, President and Chief Executive Officer of the Company, or (ii) a majority of the members of the Board of Directors of the Company are not individuals who were selected to serve as Directors by Roy F. Mitte. No change in control payments were made to Mr. Fleron under the provisions of the prior agreement.

In December 2005, Theodore A. Fleron, who had served as Vice President, General Counsel and Secretary of FIC, retired. He continues to be available as a consultant to the Company.

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

Effective as of February 13, 2004, the employment of Thomas C. Richmond with FIC was terminated. FIC and Mr. Richmond entered into an amendment to his employment agreement, which provides that the employment period ends as of February 13, 2004. Following the end of the employment period, Mr. Richmond received severance payments on a bi-weekly basis until December 13, 2005, at the annual salary rate ($190,000) set forth in the original employment agreement, net of applicable taxes. In addition, Mr. Richmond received certain medical, dental and life insurance benefits during the period that he received severance payments.

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

On December 31, 2003, Mr. Wise and the Company entered into an amendment to Mr. Wise’s employment agreement. The amendment provided that the term of the agreement ended on March 31, 2004, instead of December 31, 2005, at which time Mr. Wise’s employment terminated. The Company subsequently agreed to extend Mr. Wise’s employment to April 26, 2004. Effective January 1, 2004, the annual rate of compensation was reduced to $152,000 per year, and Mr. Wise was permitted to devote up to one day each week to the business of Actuarial Risk Consultants, Inc., a former subsidiary of the Company that was sold to Mr. Wise on December 31, 2003. Under the amendment, Mr. Wise received a severance payment of $310,000, one-half of which was paid in January 2004 and the balance on March 31, 2004. In connection with the amendment, Mr. Wise released FIC from any claims he may have, including claims related to matters arising out of his employment agreement or his employment relationship with FIC.

Other Employment Agreements

Michael P. Hydanus. In connection with his election as Senior Vice President-Operations, Mr. Hydanus received a letter from FIC, dated April 19, 2005, which set forth the terms of his employment with FIC (the “COO Employment Letter”). The COO Employment Letter provided that he may receive long-term incentives in the form of a grant of options to purchase 15,000 shares of FIC common stock at an exercise price equal to the fair market value on the date that the options are granted. The option provision was conditional upon the approval of an equity option plan by the shareholders of FIC. Accordingly, such options would be granted only following shareholder approval of the equity option plan and approval by the Company’s Compensation Committee of a grant of options.

The COO Employment Letter also provided that, if FIC terminated Mr. Hydanus’ employment without Cause (as defined in the COO Employment Letter), or Mr. Hydanus terminated his employment for Good Reason (as defined in the COO Employment Letter), he would be entitled to a continuation of his salary payments for twelve months after the date of termination. If FIC terminated Mr. Hydanus without Cause, or he terminated his employment with Good Reason, at any time within twelve months of a Change of Control (as defined in the COO Employment Letter), he would be entitled to a continuation of his salary payments for twenty-four months after the date of termination.

On January 5, 2006, in connection with his agreement to serve as Interim President and Chief Executive Officer of the Company, Mr. Hydanus received a letter, effective October 15, 2005, from FIC which set forth terms of such appointment (the “Employment Letter”). Pursuant to the Employment Letter, Mr. Hydanus agreed to assume all of the duties and responsibilities of Chief Executive Officer of the Company and to continue those duties until (1) he is appointed Chief Executive Officer of the Company permanently by the Board of Directors of FIC or (2) another person is appointed Chief Executive Officer of the Company by the Board of Directors of FIC, in its discretion, and Mr. Hydanus is reassigned to assume his duties as Chief Operating Officer of the Company pursuant to the COO Employment Letter. The Employment Letter is intended to amend and restate the COO Employment Letter, provided that to the extent that any terms of the COO Employment Letter do not conflict with the Employment Letter, such terms of the COO Employment Letter will be considered valid and continue in full force and effect. The terms of the Employment Letter will be binding and effective for so long as Mr. Hydanus serves as Interim Chief Executive Officer or permanent Chief Executive Officer of the Company.

The Employment Letter provides that Mr. Hydanus will be paid an annual salary of $294,000 and will be eligible for an annual bonus to be determined prior to the beginning of each fiscal year based on goals established by the Board of Directors of FIC. The Employment Letter additionally provides that Mr. Hydanus will continue to be eligible to participate in stock option plans of the Company on the same basis as his participation as when he was Senior Vice President-Operations and that the Board of Directors of FIC, in its discretion, may grant additional option rights to Mr. Hydanus commensurate with his position as the Interim Chief Executive Officer of the Company.

The Employment Letter provides that either the Company or Mr. Hydanus may terminate Mr. Hydanus’ employment at any time, provided that if the Company terminates Mr. Hydanus’ employment without cause (as defined in the Employment Letter) or Mr. Hydanus terminates his employment for good reason (as defined in the Employment Letter), Mr. Hydanus will be entitled to continue to receive his salary and benefits for a period of twelve months after the date of termination. The Employment Letter additionally provides that if the Company terminates Mr. Hydanus’ employment without cause or Mr. Hydanus terminates his employment for good reason at any time within six months before or twelve months after a change of control of the Company (as defined in the Employment Letter), Mr. Hydanus will be entitled to continue to receive his salary and benefits for a period of twenty-four months after the date of termination. Mr. Hydanus will additionally be entitled to receive certain benefits in the event he is terminated by the Company upon certain disabilities.

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

Report of the Compensation Committee on Executive Compensation

Overview

The Compensation Committee of the Board of Directors has the responsibility for establishing the Company’s compensation principles and strategies and designing a compensation program for executive officers.  The committee is currently comprised of three directors – R. Keith Long, Richard H. Gudeman and Eugene J. Woznicki.  Mr. Woznicki serves as the Chairman of the committee.  Both Mr. Gudeman and Mr. Woznicki have served on the committee since June 2003.  Mr. Long has served on the committee since February 2005.

The committee reviews corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”), evaluates the performance of the CEO in light of those goals and objectives, and recommends to the Board the CEO’s compensation level based on such evaluation.  In determining the long-term incentive component of CEO compensation, the Committee considers, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, and the awards given to the CEO in past years.

In addition, the committee reviews and recommends to the Board the compensation of other executive officers, and makes recommendations to the Board with respect to the Company’s incentive compensation plans and equity-based compensation plans.

The year 2004 presented significant challenges for FIC, its Board and management team.  In January 2004, Board elected Mr. Boisture as Chief Executive Officer and President.  The committee took steps to establish a compensation framework for Mr. Boisture and to implement an employment agreement which reflected that framework.

Subsequently, in February 2004, the Board appointed Charles B. Cooper as Chief Operating Officer (who resigned in November 2004), and, in April 2004, the Board appointed Vincent L. Kasch as Chief Financial Officer. In May 2005, the Board appointed Michael P. Hydanus as Chief Operating Officer. The committee participated in the compensation arrangements associated with these appointments.

The compensation arrangements of the other individuals who served as executive officers during 2004 were established in accordance with employment agreements which were entered into in 2002.

Compensation Principles and Framework

The compensation practices and programs for executive officers, as discussed in this report and elsewhere in Item 11 of this Annual Report of Form 10-K, are intended to provide a balance of base salary, fringe benefits and stock-based awards to promote performance over the longer-term.  During 2004, the Board adopted an Incentive Stock Plan, subject to the approval of the plan by the shareholders of the Company.  The plan provides for the award of incentive stock options, non-qualified stock options, or restricted stock to key employees.

In developing compensation principles and strategies, the committee considers the current and prospective business environment for FIC, and takes into account a number of business factors, including the competitive environment in which the Company operates; the need to attract and retain executives of outstanding ability and experience; the need to motivate executives to achieve superior performance; and the need to align the interests of executives and shareholders.

Components of Executive Compensation

During 2004, the Company employed three executive officers, J. Bruce Boisture, Charles Cooper and Vincent L. Kasch.  In 2005, the Company employed Michael P. Hydanus.  Mr. Hydanus replaced Mr. Cooper as Chief Operating Officer.  Following the resignation of Mr. Boisture, Mr. Hydanus became the Interim President and Chief Executive Officer. Compensation for these individuals included base salaries, potential incentive compensation and stock-based compensation.

Base Salaries:  Base salaries of the Company’s executive officers were established at levels that the Committee believes are appropriate after consideration of each executive’s responsibilities and salaries offered at similar companies in the insurance industry.

Annual Incentive Awards:   For the years 2004 and 2005, the Committee recommended minimal bonus awards.  This decision reflected the continuing efforts of the Company to become current in its financial filings and to develop a business plan for the future operation of the Company.

Stock-based Compensation:  Stock options and restricted stock grants are intended to provide a significant potential value that reinforces the importance of creating value for the shareholders of the Company.  In 2004 and 2005, the Committee recommended stock option grants to each of the executives who were employed during that period.  In addition, in the case of Mr. Boisture, the Committee recommended the award of shares of restricted stock.  These grants and awards were conditioned upon approval of the Incentive Stock Plan by the shareholders of the Company.

Compensation Committee

Eugene J. Woznicki, Chairman

R. Keith Long

Richard H. Gudeman

Stock Performance Graph

This graph shows FIC's cumulative total shareholder return during the five fiscal years ending with fiscal 2005. The graph also shows the cumulative total returns of the Nasdaq stock market and the Nasdaq insurance stock index. The comparison assumes $100 was invested on January 1, 2000 in shares and in each of the indices shown and assumes that all of the dividends were reinvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners

The following table presents information as of June 30, 2006, as to all persons who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the Company’s Common Stock.

		Percent of
	Number of	Outstanding
Name and Address	Shares Owned	Shares

Roy F. and Joann Cole Mitte Foundation	968,804 (1)	9.84%
6836 Bee Caves Road, Suite 262
Austin, Texas 78746
Roy F. Mitte	968,804 (2)	9.84%
3701 Westlake Drive
Austin, Texas 78746
Family Life Insurance Company	648,640 (3)	6.18%
6500 River Place Blvd., Building One
Austin, TX 78730
Investors Life Insurance Company of North America	1,427,073 (3)	12.66%
6500 River Place Blvd., Building One
Austin, TX 78730
Fidelity Management & Research Company	1,302,480 (4)	13.22%
82 Devonshire Street
Boston, MA 02109
Wellington Management Company, LLP	607,300 (5)	6.17%
75 State Street
Boston, MA 02109
Financial & Investment Management Group, Ltd.	643,797 (6)	6.54%
111 Cass St.
Traverse City, MI 49684

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

(6) Based on information reported on a Schedule 13G filed by Financial & Investment Management Group, Ltd on February 9, 2006. According to the 13G filing, Financial & Investment Management Group, Ltd is a registered investment advisor managing individual client accounts. All shares represented in the 13G are held in accounts owned by the clients of Financial & Investment Management Group, Ltd and Financial & Investment Management Group, Ltd disclaims beneficial ownership of the shares.

Stock Ownership of Directors and Executive Officers.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of May 15, 2006, by (i) each director, (ii) the current executive officers of the Company, (iii) other persons named in the Summary Compensation Table below, and (iv) all such persons as a group:

	Number off	Percent of
Name and Address	Shares Owned	Outstanding Shares

Non-Employee Directors:
R. Keith Long	375,270 (2)(5)	3.81%
John D. Barnett	3,960 (5)	*
Patrick E. Falconio	5,751 (5)	*
Richard H. Gudeman	2,222(5)	*
Robert A. Nikels	1,306(5)	*
Lonnie L. Steffen	2,745(5)	*
Kenneth J. Shifrin	2,745 (4)(5)	*
Eugene J. Woznicki	4,222(5)	*

Current Executive Officers:
Vincent L. Kasch	510 (3)	*
Michael P. Hydanus	-	-

Other Persons Named in Summary Compensation Table:
J. Bruce Boisture	736 (3)	*
Theodore A. Fleron	20,233 (1)(3)	*
Eugene E. Payne	13,600	*
Thomas C. Richmond	4,668	*
George M. Wise, III	580(3)	*

Directors, executive officers and
other persons as a group (18 persons)	447,266	4.54%

* Less than 1%.

The business address of each officer and director is c/o Financial Industries Corporation, 6500 River Place Blvd., Building I, Austin, Texas 78730.

(1)	Includes shares beneficially acquired through participation in the Company’s 401K plan and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.
(2)

Mr. Long is the president and controlling shareholder of Otter Creek Management, Inc. Otter Creek Management, Inc. is an investment advisory firm that manages the following investment funds: Otter Creek Partners I, LP, a limited partnership

(of which Otter Creek Management, Inc. serves as general partner); Otter Creek International, Ltd, an investment corporation; and HHMI XIII, a limited liability company. The shares in the table include 232,741 shares owned by Otter Creek International, Ltd Corporation and 136,778 shares owned by Otter Creek Partners I, LP Partnership. Mr. Long disclaims beneficial ownership of these shares for purposes of Section 16 of the Securities Exchange Act of 1934 or for any other purpose.

(3))	Owned in 401(k) plan account, subject to vesting, as a result of employer matching contribution program.
(4)	Does not include 385,000 shares owned by American Physicians Service Group, Inc., of which Mr. Shifrin is CEO and Chairman. Mr. Shifrin disclaims beneficial ownership of such shares.

(5) Includes shares issued under the Stock Plan, effective September 30, 2005. For additional information, see the section entitled “Compensation of Directors.”;

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

Pursuant to Option Agreements dated as of June 5, 2003 (the “Option Agreements”), in consideration for their facilitation of the acquisition of the New Era Marketing Companies and the Marketing Agreement described below, APS and Equita were granted options to purchase 323,000 and 169,000 shares of Common Stock, respectively, at $16.42 per share (120% of the average closing price of Common Stock for the 15 trading days ended June 3, 2003). Such options are exercisable only if a marketing subsidiary, FIC Financial Services Inc., produced over $200,000,000 in qualifying premiums between July 1, 2003, and December 31, 2005. Equita was also granted an option to purchase up to 158,000 shares of Common Stock at $16.42 per share, exercisable at the rate of 10,000 shares for each $10,000,000 increment by which qualifying premiums generated by products marketed by Equita exceeded $200,000,000 between July 1, 2003 and December 31, 2005. As of June 1, 2005, there have been no “qualifying premiums”, as described in “Part I, Item 1-Description of the Business-Agency Operations-Marketing Agreement with Equita.”;

In accordance with the terms of the Option Agreements, the Company appointed Mr. Shifrin and Eugene J. Woznicki, designees of APS and Equita, respectively, to the Board to fill the two vacancies created by the resignation of Roy Mitte and his son, Scott Mitte in 2003. See “Settlement of Litigation with Mitte Family”, below. In addition, the Company agreed, with respect to the 2003 Annual Meeting and its 2004 Annual Meeting, to propose Messrs. Shifrin and Woznicki as nominees for election to the Board, include their names in the Company’s proxy materials, and recommend and solicit proxies for their election. Under that agreement, in the event that the Company’s designated proxies cumulated votes for any director nominees, such proxies were obligated to cumulate votes in favor of Mr. Shifrin if such cumulative voting would result in the election of at least four directors and in favor of Mr. Woznicki if such cumulative voting would result in the election of at least eight directors. Such cumulative voting in favor of Mr. Shifrin occurred with respect to the 2003 Annual Meeting.

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

Also, in connection with the sale of ARC to Mr. Wise, FIC entered into a consulting agreement with ARC. Under the terms of the agreement, FIC and its insurance subsidiaries may (but are not obligated to) obtain up to 2,000 hours of actuarial consulting services from ARC during the period from January 1, 2004 to December 31, 2005. During 2004 and 2005, the Company paid fees of approximately $1.16 million and $0.84 million, respectively to ARC in connection with the provision of actuarial consulting services, including services related to the Company’s review of deferred policy acquisition costs and present value of future profits of acquired businesses.

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

•

purchase (or, alternatively, locate a purchaser) on or before June 1, 2003, of the 39,820 shares of Common Stock owned by Roy Mitte and the 35,520 shares of Common Stock held in the ESOP account of Roy Mitte, in each case as of the date of the Settlement Agreement, at a price of $14.64 per share; and

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

In May 2003, the Company purchased from Mr. Mitte the 39,820 shares of FIC common stock owned by him and the 35,520 shares of common stock held in Mr. Mitte’s ESOP account, as provided under the terms of the Settlement Agreement, at a price of $14.64 per share. Subsequently, in July 2003, the Company’s Nonqualified Deferred Compensation Plan f/b/o Eugene E. Payne purchased, at the request of Dr. Payne, 13,600 of these shares, at a price of $14.64 per share. The benefits available to Dr. Payne under the plan are based on the value of these shares, as well as the value of other assets held in the plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the dollar amount of the fees incurred through September 30, 2006 to the Company by PricewaterhouseCoopers LLP (“PwC”) for audit and other services for the years 2003 and 2004 and by Deloitte & Touche LLP (“Deloitte”) for audit and other services for the year 2004:

	For the Audit of
	Year Ended December 31,
	2004		2003
	Deloitte	PwC	PwC

Audit fees	$3,244,019	$ 47,464	$5,204,672
Audit-related fees	317,195	68,054	256,122
Tax fees	-	-	234,117
All other fees	-	-	-

Total fees billed	$3,561,214	$ 115,518	$5,694,911

Audit fees represent fees for services provided in connection with the audit of the Company’s consolidated statements, review of interim financial statements, statutory audits, and SEC registration statement reviews.

Audit-related fees consist primarily of fees for audits of employee benefit plans and services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. This category includes fees related to audit and attest services not required by statute or regulations, and consultations concerning financial accounting and reporting standards.

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

The following consolidated financial statements of Financial Industries Corporation and subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets, December 31, 2004 and 2003 (Restated).

Consolidated Statements of Operations, for the years ended December 31, 2004, 2003 (Restated), and 2002 (Restated).

Consolidated Statements of Changes in Shareholders' Equity, for the years ended December 31, 2004, 2003 (Restated), and 2002 (Restated).

Consolidated Statements of Cash Flows, for the years ended December 31, 2004, 2003 (Restated), and 2002 (Restated).

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

Schedule IV – Reinsurance (Restated).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

3.	Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits beginning on Page 71.

(b)	Reports on Form 8-K

Registrant filed the following reports on Form 8-K during the fourth quarter of 2004:

(i) On October 13, 2004, the Registrant filed a Current Report on Form 8-K. The current report referred to a press release issued October 13, 2004 by the Company, which announced the resignation of Charles B. Cooper as Chief Operating Officer effective December 31, 2004. The report also announced that the Company would begin an immediate search of a replacement for Mr. Cooper.

(ii)

On November 4, 2004, the Registrant filed a Current Report on Form 8-K.  The current report disclosed that Charles B. Cooper has submitted his resignation as Chief Operating Officer effective November 1, 2004, based on a request by the Board of Directors.  Mr. Cooper had previously submitted his resignation to be effective December 31, 2004.

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

Financial Industries Corporation

(Registrant)

By: /s/ Michael P. Hydanus	By: /s/ Vincent L. Kasch
Michael P. Hydanus, Interim President and	Vincent L. Kasch, Chief Financial Officer,
Chief Executive Officer	(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 27, 2006.

_/s/ R. Keith Long___________	__/s/ Richard H. Gudeman________
R. KEITH LONG, CHAIRMAN	RICHARD H. GUDEMAN, DIRECTOR

__/s/ John Barnett_______________________	__/s/ Kenneth Shifrin____________________
JOHN BARNETT, DIRECTOR	KENNETH SHIFRIN, DIRECTOR

__/s/ Robert A. Nikels __________________	__/s/ Lonnie Steffen_____________________
ROBERT A. NIKELS, DIRECTOR	LONNIE STEFFEN, DIRECTOR

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

10.22	Marketing Agreement by and among Investors Life Insurance Company of North America, Family Life Insurance Company and Equita Financial and Insurance Services of Texas, Inc. (15)
10.23	Stock Purchase and Option Agreement by and between FIC and American Physicians Service Group, Inc. (15)
10.24	Stock Option Agreement by and among FIC, Equita Financial and Insurance Services of Texas, Inc., and, solely for purposes of Section 4.5 of the agreement, M&W Insurance Services, Inc. (15)
10.25	Registration Rights Agreement by and among FIC, American Physicians Service Group, Inc., M&W Insurance Services, Inc., Equita Financial and Insurance Services of Texas, Inc. (15)
10.26	Stock Option Agreement between FIC and William P. Tedrow (15)
10.27	Senior Notes Subscription Agreement between FIC and InCapS Funding I, Ltd. (15)
10.28

Placement Agreement with Sandler O’Neill & Partners, L.P., as agent of FIC, with respect to the issue and sale by FIC and the placement by Sandler O’Neill & Partners, L.P. of $15,000,000 aggregate principal amount of Floating Rate Senior Notes of FIC (15)

10.29	Amendment No. 1 to Employment Agreement of Eugene E. Payne, dated as of October 9, 2003 (16)
10.30	Stock Purchase Agreement dated December 31, 2003, by and between BCDP Holdings, LLP, Financial Industries Corporation and FIC Financial Services, Inc. (17)
10.31	Acquisition Agreement dated December 31, 2003, by and between InterContinental Life Corporation and George M. Wise, III (17)
10.32	Agreement and Release dated December 31, 2003, by and between Scott A. Bell, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.33	Agreement and Release dated December 31, 2003, by and between Mike Cochran, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.34	Agreement and Release dated December 31, 2003, by and between Wayne C. Desselle, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.35	Agreement and Release dated December 31, 2003, by and between Chris Murphy, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.36	Agreement and Release dated December 31, 2003, by and between John Pesce, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.37	Amendment No. 1 dated December 31, 2003, to Employment Agreement between George Wise and Financial Industries Corporation (17)
10.38	Consulting Agreement between Actuarial Risk Consultants, Inc. and Financial Industries Corporation (17)
10.39	Employment Agreement dated January 7, 2004 by and between Bruce Boisture and Financial Industries Corporation (18)
10.40	Amendment No. 1 to Employment Agreement between Financial Industries Corporation and Thomas C. Richmond dated as of February 13, 2004 (19)
10.41	Non-Qualified Deferred Compensation Plan (21)
10.42	Investment Management Agreement dated as of October 20, 2003 by and between, Investors Life Insurance Company of North America and Conning Asset Management Company (21)
10.43	Investment Management Agreement dated as of October 20, 2003 by and between Family Life Insurance Company and Conning Asset Management Company (21)
10.44	Mutual Release dated as of July 30, 2004 between Eugene E. Payne and the Registrant. (21)
10.45	Letter Agreement dated as of April 5, 2004 between Jeffrey H. Demgen and the Registrant with respect to the termination of Mr. Demgen’s active employment. (21)
10.46	Settlement Agreement in the litigation entitled Otter Creek Partnership I, L.P.v. Financial Industries Corporation, Civil Action No. GN302872 in the District Court, Travis County, Texas. (21)
10.47

Amendment No. 2, dated June 10, 2004, effective as of March 18, 2004, to the note dated July 30, 1993 in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America   (21)

10.48

Amendment No. 2, dated June 10, 2003, effective as of March 18, 2004, to the note dated July 30, 1993, in the original principal amount of $4.5 million made by FIC in favor of Investors Life Insurance Company of North America   (21)

10.49	Agreement of Sale and Purchase dated as of March 17, 2005, between Investors Life Insurance Company of North America and Aspen Growth Properties, Inc. (21)

10.50	First Amendment to Agreement of Sale and Purchase dated as of June 1, 2005, between Investors Life Insurance Company of North America and Aspen Growth Properties, Inc. (21)
10.51	Lease Agreement dated as of June 1, 2005, between Investors Life Insurance Company of North America and River Place Pointe, L.P. (21)
10.52	Employment Letter dated February 17, 2004 provided to Vincent L. Kasch (22)
10.53	Employment Letter dated April 19, 2005 provided to Michael P. Hydanus regarding position of Chief Operating Officer (20)
10.54	Employment Agreement dated January 7, 2004 by and between Bruce Boisture and Financial Industries Corporation (23)
10.55	Severance Agreement dated September 27, 2005 by and between Bruce Boisture and Financial Industries Corporation (24)
10.56	Letter of Agreement effective January 12, 2006 by and between Vincent L. Kasch and Financial Industries Corporation regarding change of control (25)
10.57	Employment Letter dated January 1, 2006 provided to Michael P. Hydanus regarding position of Interim Chief Executive Officer (26)
10.58

Amendment No. 3, dated March 9, 2006, to the note dated July 30, 1993 in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America*

10.59	Amendment No. 3, dated March 9, 2006, to the note dated July 30, 1993, in the original principal amount of $4.5 million made by FIC in favor of Investors Life Insurance Company of North America*
10.60	Consulting Agreement effective January 5, 2006 by and between Theodore A. Fleron and Financial Industries Corporation (27)
10.61	Form 8-K dated April 18, 2006 regarding non-reliance on previously issued financial statements (28)
10.62	Form 8-K dated June 9, 2006 regarding retainer of Keefe, Bruyette & Woods, Inc. effective June 9, 2006 (29)
10.63	Form 8-K dated July 18, 2005 regarding resignation of Sal Diaz-Verson as Director (30)
10.64	Form 8-K dated October 5, 2005 regarding appointment of Robert Nikels as Director (31)
10.65	FIC Stock Fee Plan for Non-Employee Directors, effective as of September 30, 2005 (33)
10.66	Defined Contribution SERP Plan effective January 1, 2005*
10.67	InterContinental Life Corporation Pension Restoration Plan For Rule Of 68 HCE’s, effective January 1, 2005*
10.68	Resolution to Terminate the InterContinental Life Corporation Defined Contribution Supplemental Executive Retirement Plan, dated December 20, 2005*
10.69	Resolution to Terminate the InterContinental Life Corporation Supplemental Executive Retirement Plan, also known as the Pension Restoration Plan For Rule Of 68 HCE’s, dated December 20, 2005*
14.1	Code of Ethics for Senior Executives and Financial Officers (21)
14.2	Business Ethics and Practices Policy (21)
16.1	Form 8-K dated September 14, 2005 regarding change of independent accountant (32)
21.1	Subsidiaries of the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
23.2	Consent of Independent Registered Public Accounting Firm *
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 *
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350 *
99.1	Form 8-K dated June 9, 2006 regarding the exploration of strategic alternatives (34)

*	Filed herewith.
(1)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated January 22, 2001.
(2)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1985.
(3)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(4)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated June 25, 1991.
(5)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1993.
(6)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1996.

(7)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1998.
(8)	Incorporated by reference to the Exhibits filed with FIC’s S-4 filed on February 1, 2001.
(9)	Incorporated by reference to the Exhibits filed with FIC’s 10K/A filed on April 5, 2001.
(10)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q filed on August 26, 2002, for the six-month period ended June 30, 2002.
(12)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q filed on November 14, 2002, for the nine-month period ended September 30, 2002.
(13)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2002.
(14)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q /A filed on May 16, 2003 for the three-month period ended March 31, 2003.
(15))	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated June 10, 2003.
(16)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated October 29, 2003.
(17)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated January 6, 2004.
(18)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated February 8, 2004.
(19)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated February 16, 2004.
(20)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated May 6, 2004.

(21) Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2003.

(22) Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated May 4, 2004.

(23) Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 8, 2004.

(24) Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated October 3, 2005.

(25) Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 18, 2006.

(26) Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 13, 2006.

(27)Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 6, 2006.

(28) Incorporated by reference to the Current Report on Form 8-K dated April 18, 2006.

(29) Incorporated by reference to the Current Report on Form 8-K dated June 9, 2006.

(30) Incorporated by reference to the Current Report on Form 8-K dated July 18, 2005.

(31) Incorporated by reference to the Current Report on Form 8-K dated October 5, 2005.

(32) Incorporated by reference to the Current Report on Form 8-K dated September 14, 2005.

(33) Incorporated by reference to the Current Report on Form 8-K dated September 30, 2005.

(34) Incorporated by reference to the Current Report on Form 8-K dated June 9, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Financial Industries Corporation

Austin, Texas

We have audited the accompanying consolidated balance sheet of Financial Industries Corporation and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004.  Our audit also included the 2004 financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Financial Industries Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such 2004 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and our report dated October 27, 2006 disclaimed an opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses and the effects of a scope limitation.

DELOITTE & TOUCHE LLP

Dallas, Texas

October 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Financial Industries Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Financial Industries Corporation and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2003 and 2002 financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, during 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations.”

As discussed in Note 2, the Company has restated its previously issued consolidated financial statements and financial statement schedules for the years ended December 31, 2003 and 2002.

PricewaterhouseCoopers LLP

Dallas, Texas

July 29, 2005, except for the current period restatement described in

Note 2 as to which the date is October 19, 2006

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
		2003
	2004	Restated (1)
	(In thousands)
ASSETS

Investments:
Fixed maturity securities held to maturity, at amortized cost (fair value of $19
at December 31, 2003)	$ -	$ 17
Fixed maturity securities available for sale, at fair value (amortized cost of
$500,701 and $557,285 at December 31, 2004 and 2003)	499,155	555,801
Fixed maturity securities held for trading, at fair value	1,057	4,873
Equity securities, at fair value (cost of $6,311 and $6,393 at December 31,
2004 and 2003)	8,502	7,941
Policy loans	39,855	42,452
Investment real estate	76,580	76,712
Real estate held for sale	589	968
Short-term investments	62,514	-
Total investments	688,252	688,764

Cash and cash equivalents	52,044	82,436
Deferred policy acquisition costs	50,640	54,819
Present value of future profits of acquired business	17,905	21,096
Agency advances and other receivables, net of allowance for doubtful
accounts of $3,334 and $3,011 at December 31, 2004 and 2003	10,539	10,241
Reinsurance receivables	36,912	39,978
Real estate held for use	13,559	13,870
Accrued investment income	5,652	6,695
Due premiums	2,045	2,362
Property and equipment, net	1,244	1,454
Other assets	2,089	6,058
Separate account assets	359,876	358,271

Total assets	$ 1,240,757	$ 1,286,044

(1) See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, continued

	December 31,
		2003
	2004	Restated (1)
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 572,090	$ 593,881
Future policy benefits	160,175	169,244
Other policy claims and benefits payable	12,939	13,693
Notes payable	15,000	15,000
Deferred federal income taxes	3,549	6,333
Other liabilities	29,585	25,313
Separate account liabilities	359,876	358,271
Total liabilities	1,153,214	1,181,735

Commitments and contingencies (Notes 12 and 14)

Shareholders’ equity:
Common stock, $.20 par value; 25,000,000 shares authorized in 2004 and 2003;
12,516,841 shares issued in 2004 and 2003; 9,804,009
and 9,791,024 shares outstanding in 2004 and 2003	2,504	2,504
Additional paid-in capital	70,398	70,391
Accumulated other comprehensive income (loss)	(4,667)	(2,121)
Retained earnings	42,650	56,988
Common treasury stock, at cost; 2,712,832 and 2,725,817 shares in 2004 and 2003	(23,342)	(23,453)
Total shareholders’ equity	87,543	104,309

Total liabilities and shareholders’ equity	$ 1,240,757	$ 1,286,044

(1) See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
		2003	2002
	2004	Restated (1)	Restated (1)
	(In thousands)

Revenues:
Premiums, net	$ 23,283	$ 31,057	$ 38,672
Earned insurance charges	41,809	40,316	41,859
Net investment income	30,703	35,346	38,168
Real estate income, net	1,808	2,367	2,870
Net realized gains (losses) on investments	2,783	(403)	(2,805)
Other	2,226	2,714	2,272
Total revenues	102,612	111,397	121,036

Benefits and expenses:
Policyholder benefits and expenses	47,510	47,414	53,463
Interest expense on contractholder deposit funds	23,156	25,814	30,267
Amortization of deferred policy acquisition costs	10,479	9,774	11,013
Amortization of present value of future profits of acquired business	3,198	4,464	4,246
Operating expenses	34,176	41,492	34,573
Litigation settlement (Note 14)	-	2,915	-
Interest expense	864	485	-
Total benefits and expenses	119,383	132,358	133,562
Loss from continuing operations before federal income taxes, discontinued operations, and cumulative effect of change in
accounting principle	(16,771)	(20,961)	(12,526)

Federal income tax benefit:
Current	(943)	(1,613)	(59)
Deferred	(1,261)	(1,898)	(3,462)
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	(14,567)	(17,450)	(9,005)

Discontinued operations	-	(6,133)	-
Loss before cumulative effect
of change in accounting principle	(14,567)	(23,583)	(9,005)

Cumulative effect of change in accounting principle, net of taxes	229	-	4,140

Net loss	$ (14,338)	$ (23,583)	$ (4,865)

(1) See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS, continued

	Year Ended December 31,
		2003	2002
	2004	Restated (1)	Restated (1)
	(In thousands, except per share data)

Net loss per share:

Basic:
Average weighted shares outstanding	9,796	9,667	9,555
Basic earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effective of change in accounting principle	$ (1.48)	$ (1.81)	$ (0.94)

Discontinued operations	-	(0.63)	-
Loss before cumulative effect
of change in accounting principle	(1.48)	(2.44)	(0.94)

Cumulative effect of change in accounting principle	0.02	-	0.43

Net loss per share	$ (1.46)	$ (2.44)	$ (0.51)

Diluted:

Common stock and common stock equivalents	9,796	9,667	9,555

Diluted earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (1.48)	$ (1.81)	$ (0.94)

Discontinued operations	-	(0.63)	-
Loss before cumulative effect
of change in accounting principle	(1.48)	(2.44)	(0.94)

Cumulative effect of change in accounting principle	0.02	-	0.43

Net loss per share	$ (1.46)	$ (2.44)	$ (0.51)

(1) See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in
	Shares	Amount	Capital
	(In thousands, except per share data)

Balance at January 1, 2002, as previously reported	11,736	$ 2,348	$ 65,790
Prior period adjustments	-	-	-

Balance at January 1, 2002, as restated (1)	11,736	2,348	65,790
Comprehensive income (loss):
Net loss, as restated (1)
Other comprehensive income (loss):
Change in net unrealized gain on investments in
fixed maturities available for sale, net of taxes
Change in net unrealized appreciation of
equity securities, net of taxes
Minimum pension liability, net of taxes, as restated (1)
Total comprehensive income (loss), as restated (1)	-	-	-
Stock options exercised	120	24	1,244
Treasury stock purchased, as restated (1)
Treasury stock contributed to Company 401(k) Plan, as restated (1)			2
Stock based compensation
Cash dividends to shareholders ($0.28 per share)

Balance at December 31, 2002, as restated (1)	11,856	2,372	67,036
Comprehensive income (loss):
Net loss, as restated (1)
Other comprehensive income (loss):
Change in net unrealized loss on investments in
fixed maturities available for sale, net of taxes, as restated (1)
Change in net unrealized appreciation of
equity securities, net of taxes
Minimum pension liability, net of taxes, as restated (1)
Total comprehensive income (loss), as restated (1)	-	-	-
Stock options exercised	661	132	2,833
Treasury stock purchased, net of sales, as restated (1)			269
Treasury stock contributed to Company 401(k) Plan, as restated (1)			15
Treasury stock distributed (Note 17), as restated (1)			238

Balance at December 31, 2003, as restated (1)	12,517	2,504	70,391
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in
fixed maturities available for sale, net of taxes
Change in net unrealized appreciation of
equity securities, net of taxes
Minimum pension liability, net of taxes
Total comprehensive income (loss)	-	-	-
Treasury stock contributed to Company 401(k) Plan			7

Balance at December 31, 2004	12,517	$ 2,504	$ 70,398
(1) See Note 2

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, continued

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands, except per share data)
Balance at January 1, 2002, as previously reported	$ (373)	$ 3,850	$ (1,235)	$ 2,242
Prior period adjustments	-	-	-	-
Balance at January 1, 2002, as restated (1)	(373)	3,850	(1,235)	2,242
Comprehensive income (loss):
Net loss, as restated (1)
Other comprehensive income (loss):
Change in net unrealized gain on investments in
fixed maturities available for sale, net of taxes		5,421		5,421
Change in net unrealized appreciation of
equity securities, net of taxes	353			353
Minimum pension liability, net of taxes, as restated (1)			(397)	(397)
Total comprehensive income (loss), as restated (1)	353	5,421	(397)	5,377
Stock options exercised
Treasury stock purchased, as restated (1)
Treasury stock contributed to Company 401(k) Plan, as restated (1)
Stock based compensation
Cash dividends to shareholders ($0.28 per share)

Balance at December 31, 2002, as restated (1)	(20)	9,271	(1,632)	7,619
Comprehensive income (loss):
Net loss, as restated (1)
Other comprehensive income (loss):
Change in net unrealized loss on investments in
fixed maturities available for sale, net of taxes, as restated (1)		(10,524)		(10,524)
Change in net unrealized appreciation of
equity securities, net of taxes	1,043			1,043
Minimum pension liability, net of taxes, as restated (1)			(259)	(259)
Total comprehensive income (loss), as restated (1)	1,043	(10,524)	(259)	(9,740)
Stock options exercised
Treasury stock purchased, net of sales, as restated (1)
Treasury stock contributed to Company 401(k) Plan, as restated (1)
Treasury stock distributed (Note 17), as restated (1)
Balance at December 31, 2003, as restated (1)	1,023	(1,253)	(1,891)	(2,121)
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in
fixed maturities available for sale, net of taxes		236		236
Change in net unrealized appreciation of
equity securities, net of taxes	423			423
Minimum pension liability, net of taxes			(3,205)	(3,205)
Total comprehensive income (loss)	423	236	(3,205)	(2,546)
Treasury stock contributed to Company 401(k) Plan
Balance at December 31, 2004	$ 1,446	$ (1,017)	$ (5,096)	$ (4,667)

(1) See Note 2

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, continued

	Deferred Compensation	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	(In thousands, except per share data)
Balance at January 1, 2002, as previously reported	$ (292)	$ 90,165	$(21,842)	$ 138,411
Prior period adjustments	-	(2,138)	-	(2,138)
Balance at January 1, 2002, as restated (1)	(292)	88,027	(21,842)	136,273
Comprehensive income (loss):
Net loss, as restated (1)		(4,865)		(4,865)
Other comprehensive income (loss):
Change in net unrealized gain on investments in
fixed maturities available for sale, net of taxes				5,421
Change in net unrealized appreciation of
equity securities, net of taxes				353
Minimum pension liability, net of taxes, as restated (1)				(397)
Total comprehensive income (loss), as restated (1)	-	(4,865)	-	512
Stock options exercised				1,268
Treasury stock purchased, as restated (1)			(461)	(461)
Treasury stock contributed to Company 401(k) Plan, as restated (1)			96	98
Stock based compensation	292			292
Cash dividends to shareholders ($0.28 per share)		(2,591)		(2,591)

Balance at December 31, 2002, as restated (1)	-	80,571	(22,207)	135,391
Comprehensive income (loss):
Net loss, as restated (1)		(23,583)		(23,583)
Other comprehensive income (loss):
Change in net unrealized loss on investments in
fixed maturities available for sale, net of taxes, as restated (1)				(10,524)
Change in net unrealized appreciation of
equity securities, net of taxes				1,043
Minimum pension liability, net of taxes, as restated (1)				(259)
Total comprehensive income (loss), as restated (1)	-	(23,583)	-	(33,323)
Stock options exercised				2,965
Treasury stock purchased, net of sales, as restated (1)			(1,768)	(1,499)
Treasury stock contributed to Company 401(k) Plan, as restated (1)			113	128
Treasury stock distributed (Note 17), as restated (1)			409	647

Balance at December 31, 2003, as restated (1)	-	56,988	(23,453)	104,309
Comprehensive income (loss):
Net loss		(14,338)		(14,338)
Other comprehensive income (loss):
Change in net unrealized loss on investments in
fixed maturities available for sale, net of taxes				236
Change in net unrealized appreciation of
equity securities, net of taxes				423
Minimum pension liability, net of taxes				(3,205)
Total comprehensive income (loss)	-	(14,338)	-	(16,884)
Treasury stock contributed to Company 401(k) Plan			111	118

Balance at December 31, 2004	$ -	$ 42,650	$(23,342)	$ 87,543
(1) See Note 2

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		2003	2002
	2004	Restated (1)	Restated (1)
	(In thousands)

Cash flows from operating activities:
Net loss	$(14,338)	$(23,583)	$(4,865)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of deferred policy acquisition costs	10,479	9,774	11,013
Amortization of present value of future profits of acquired business	3,198	4,464	4,246
Realized (gain) loss on investments	(2,783)	403	2,805
Depreciation	3,148	3,363	2,882
Cumulative effect of change in accounting principle	(229)	-	(4,140)
Loss on sale of discontinued operations	-	4,935	-
Changes in assets and liabilities:
Decrease in accrued investment income	1,043	138	94
Decrease (increase) in agency advances and other receivables	(298)	4,106	(1,487)
Decrease in reinsurance receivables	3,066	2,005	5,355
Decrease in due premiums	317	518	829
Increase in deferred policy acquisition costs	(6,372)	(8,255)	(10,372)
Decrease (increase) in other assets	3,969	6,489	(432)
Increase (decrease) in policy liabilities and accruals	(216)	4,070	7,896
Increase (decrease) in other liabilities	4,272	2,654	(3,178)
Decrease in deferred federal income taxes	(1,146)	(2,229)	(1,763)
Net activity from trading securities	3,815	(4,873)	-
Other	(2,397)	1,806	1,630
Net cash provided by operating activities	5,528	5,785	10,513

Cash flows from investing activities:
Fixed maturities purchased	(151,074)	(511,596)	(214,747)
Real estate capital expenditures	(2,210)	(1,281)	(13,673)
Proceeds from sales and maturities of fixed maturities	206,860	417,628	243,356
Proceeds from sales of invested real estate	2,022	-	-
Proceeds from payments received on mortgage loans	-	17	3,743
Net (increase) decrease in short-term investments	(62,520)	126	47,682
Net decrease in policy loans	2,597	2,557	3,436
Acquisition of subsidiary companies, net of cash acquired	-	(4,124)	-
Purchase of property and equipment	(426)	(480)	(1,128)
Net cash (used in) provided by investing activities	(4,751)	(97,153)	68,669

(continued)

(1) See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended December 31,
		2003	2002
	2004	Restated (1)	Restated (1)
	(In thousands)

Cash flows from financing activities:
Cash dividends to shareholders	$ -	$ (480)	$ (2,021)
Issuance of capital stock	-	1,383	1,007
Contractholder fund deposits	39,292	57,458	55,341
Contractholder fund withdrawals	(70,461)	(62,163)	(67,677)
Proceeds from bank borrowings	-	15,000	-
Purchase of treasury stock	-	(1,103)	(460)
Sales of treasury stock	-	656	-
Net cash provided by (used in) financing activities	(31,169)	10,751	(13,810)

Net increase (decrease) in cash	(30,392)	(80,617)	65,372

Cash and cash equivalents, beginning of year	82,436	163,053	97,681

Cash and cash equivalents, end of year	$ 52,044	$ 82,436	$ 163,053

Supplemental Cash Flow Disclosures:
Income taxes (refunded) paid, net	$ (1,668)	$ (5,623)	$ 3,335

Interest paid	$ 846	$ 417	$ -

Supplemental Schedule of Non-Cash Investing Activities:

In June 2003, the Company purchased all of the capital stock of the New Era companies (as described in Note 17) for $4.2 million in cash and consideration in the form of restricted FIC common stock of $646,000. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Estimated fair value of assets acquired $5.1 million.

Estimated fair value of liabilities assumed $0.2 million.

Dividends of $570,000 were declared but not paid in 2002.

(1) See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

Financial Industries Corporation (“FIC” or the “Company”) is principally engaged in marketing and underwriting individual life insurance and annuity products through its two life insurance subsidiaries. Family Life Insurance Company (“Family Life”) is licensed to sell annuity and life insurance products in 49 states and the District of Columbia as of December 31, 2004. Investors Life Insurance Company of North America (“Investors Life”) is licensed to sell individual life insurance and annuity products in 49 states, the District of Columbia, and the U.S. Virgin Islands as of December 31, 2004. Such products are marketed through both captive and independent agency systems. The Company also acquires and administers existing portfolios of individual life insurance and annuity products.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates in the accompanying consolidated financial statements include (1) liabilities for policy benefits and claims, (2) valuation allowances for deferred tax assets, (3) valuation allowances for agency advances, (4) recoverability of deferred policy acquisition costs (“DAC”) and present value of future profits of acquired businesses (“PVFP”), and (5) impairment losses on fixed maturity securities and invested real estate.

Investments

Although the Company did experience significant turnover in fixed maturities in 2003 partially due to a portfolio restructure associated with a transition to a new investment manager, the Company’s general investment philosophy is to hold fixed maturities for long-term investment. However, fixed maturities may be sold prior to their maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, substantially all the Company’s fixed-maturity investments are classified as available for sale and are carried at fair value. Unrealized gains and losses on fixed maturities available for sale are not recognized in the consolidated statement of operations but are reported as a separate component of shareholders’ equity in accumulated other comprehensive income, net of effects on DAC and PVFP and related income taxes. However, if a decline in fair value is deemed to be other than temporary, the investment is reduced to its net realizable value and a realized loss is recorded in the consolidated statement of operations.

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

Fixed maturity securities held for trading are carried at fair value. Unrealized gains and losses on trading securities are recorded in the consolidated statement of operations.

Policy loans are recorded at unpaid balances, net of allowances for uncollectible accounts.

Short-term investments are carried at cost, which approximates fair value, and generally consist of those fixed maturities and other investments with maturities of less than one year from the date of purchase.

The Company monitors the performance of its real estate properties on an ongoing basis and identifies properties it intends to hold for investment and properties it intends to sell. Properties held for investment are classified as investment real estate and are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods over estimated useful lives of 5 to 40 years, or for leasehold improvements the minimum lease term if shorter. Real estate income is reported net of expenses incurred to operate the properties and depreciation expenses. The Company reviews its investment real estate properties on an on-going basis for impairment using a probability-weighted estimation of the expected net undiscounted future cash flows. If the expected net undiscounted future cash flows are less than the net book value of the property, the excess of the net book value over the Company’s estimate of fair value of the asset is recognized as a realized loss in the consolidated statement of operations and the new cost basis is depreciated over the property’s remaining life. Based on the application of the above policy, the Company has determined that no impairment is considered to exist with respect to its real estate held for investment as of December 31, 2004, and 2003.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of 3 to 8 years. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation on property and equipment was $1,988,000 and $1,477,000 as of December 31, 2004 and 2003, respectively.

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

Present Value of Future Profits on Acquired Business

The present value of future profits of acquired traditional life business is amortized over the premium-paying period of the related policies in proportion to the estimated annual premium revenue applicable to such policies. Interest on the unamortized balance is accreted at rates from 4.4% to 11.0%.

For interest-sensitive products, these costs are amortized in relation to the expected gross profits of the policies. Retrospective adjustments of these amounts for interest sensitive products are made periodically along with a revision to the estimates of current or future gross profits to be realized from an acquired group of policies.

Loss recognition analysis with respect to present value of future profits is evaluated periodically on an aggregate basis that combines deferred acquisition costs with the present value of future profits on acquired business.

Real Estate Held for Use

Real estate held for use represents real estate occupied by the Company and is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of 40 years. Accumulated depreciation on real estate occupied by the Company was $1,440,000 and $1,082,000 as of December 31, 2004 and 2003, respectively.

Other Assets

Other assets include the excess of cost over net assets acquired, or goodwill, totaling $752,000 at December 31, 2003. Such goodwill was recognized by ILCO in connection with its acquisitions, including Investors Life, and represents the Company’s carryforward interest using the equity method of accounting prior to the acquisition of ILCO on May 18, 2001.

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual test for impairment of the carrying value of goodwill. As a result of this analysis for 2004, goodwill was determined to be impaired as the carrying value of this asset exceeded its fair value. Accordingly, goodwill totaling $752,000 was written off in 2004 and recorded in operating expenses in the consolidated statement of operations.

Separate Accounts

Separate account assets and liabilities, carried at market value, represent policyholder funds maintained in accounts having specific investment objectives. The net investment income, gains, and losses of these accounts, less applicable contract charges, generally accrue directly to the policyholders and are not included in the Company’s consolidated statement of operations with the exception of the investment income attributed to the Company’s seed money in the separate accounts, which are included in net investment income. The Company’s seed money in the separate accounts is reported as equity securities in the accompanying consolidated balance sheets.

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

Excess of Net Assets Acquired Over Cost

The excess of net assets acquired over cost, or negative goodwill, was recognized in connection with the acquisition of ILCO. Prior to January 1, 2002, the excess of net assets acquired over cost was amortized in accordance with expected revenues of the related policies. During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 eliminates the practice of deferring and amortizing excess of fair value of net assets acquired over cost and requires unallocated negative goodwill to be recognized immediately. In accordance with SFAS No. 141, the unamortized negative goodwill balance of $4.1 million at January 1, 2002 resulting from the acquisition of ILCO was recognized as a cumulative effect of a change in accounting principle in the consolidated statement of operations.

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

Segment Information

Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Company’s primary business is the sale of individual life insurance and annuity products. The Company does not distinguish or group its consolidated operations by product type or geography. Management decisions regarding the allocation of resources and the assessment of performance are made on a number of different operational perspectives. The Company derives all significant revenues from a single reportable operating segment of the business, sales and administration of individual life insurance and annuity products. Accordingly, the Company does not report more than one segment.

Stock Option Plans and Other Equity Incentive Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations in accounting for its stock option plans, which are described more fully in Note 11. No compensation cost has been recognized by the Company in the accompanying consolidated statements of operations for its stock option plans, with the exception of the amortization of deferred compensation costs related to the acquisition of ILCO. During 2002, the remaining deferred compensation costs were amortized as the related stock options became fully vested in accordance with their original contractual terms.

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

	Options Granted in Year Ended December 31,
	2004	2003	2002

Expected dividend yield	–	–	1.00%
Expected volatility	–	–	0.37
Risk-free interest rate	–	–	2.23-2.72%
Expected holding period – years	–	–	1

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma income information is detailed below:

Year Ended December 31,
		2003	2002
	2004	Restated	Restated
(In thousands, except per share data)

Net loss – as reported	$ (14,338)	$ (23,583)	$ (4,865)
Pro forma compensation expense, net of tax benefits	-	-	(560)

Net loss – pro forma	$ (14,338)	$ (23,583)	$ (5,425)
Net loss per share:
Basic – as reported	$ (1.46)	$ (2.44)	$ (0.51)
Diluted – as reported	$ (1.46)	$ (2.44)	$ (0.51)

Basic – pro forma	$ (1.46)	$ (2.44)	$ (0.57)
Diluted – pro forma	$ (1.46)	$ (2.44)	$ (0.57)

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

Net Income (Loss) Per Share

Net income (loss) per share is calculated based on two methods: basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent issuance of securities that would result in an increase in earnings per share amounts or a decrease in loss per share amounts (antidilution). Both methods are presented on the face of the accompanying consolidated statements of operations.

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

In December 2003, the FASB issued Revised Interpretation No. 46, (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R clarifies how to identify a VIE and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary). FIN 46R was effective for public companies that have interests in VIEs or potential VIEs that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN 46R did not affect FIC’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for decisions made (1) as part of the FASB’s Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not affect FIC’s consolidated financial statements.

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

The effective date of Implementation Issue No. B36 is the first day of the first fiscal quarter beginning after September 15, 2003. Beginning in the fourth quarter of 2003, FIC implemented the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1998, were grandfathered and are exempt from provisions of SFAS No. 133 that relate to embedded derivatives. Based upon FIC’s current modco reinsurance, the application of Implementation Issue No. B36 did not materially affect FIC’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS No. 150 regarding the accounting treatment for minority interests in finite life partnerships. The provisions of SFAS No. 150, which FIC adopted in 2003, did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted the provisions of SOP 03-01 at January 1, 2004, resulting in an increase to income as a cumulative effect of a change in accounting principle totaling $229,000, net of taxes, as reflected in the accompanying 2004 consolidated statement of operations. The Company has certain universal life insurance products that are credited with bonus interest after applicable qualifying periods. The adoption of the new accounting principle changed the pattern of recognition of the bonus interest expense.

In June 2004, the FASB issued FASB Staff Position (“FSP”) No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-01. The Company’s adoption of FSP 97-1 did not have a material impact on the Company’s consolidated financial statements.

In March 2004, the EITF of the FASB reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. In September 2004, the FASB issued 03-1-1, which defers the effective date of a substantial portion of EITF 03-1, from the third quarter of 2004, as originally required by the EITF, until such time as FASB issues further implementation guidance. In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an impairment in equity securities (including costs method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. This FSP nullifies certain requirements of EITF 03-1 and carries forward certain requirements and disclosures. The provisions of this FSP are to be applied to reporting periods beginning after December 15, 2005. Compliance with this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. As a result, and due to the restatement included within the accompanying 2003 and 2002 consolidated financial statements, the Company adopted SFAS No. 154 for the correction of errors reported after December 31, 2005.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS No. 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 will be applied prospectively by the Company and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 and does not expect adoption to have a material impact on the Company's consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  Under this new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.  The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the consolidated financial statements for the year ending December 31, 2006.

2.	Restatement of Previously Issued Financial Statements

In the course of the Company’s work on its insurance company subsidiaries’ 2004 statutory financial statements, the Company identified significant adjustments relating to 2003 and other prior periods. The Company determined that the accounting errors also affected its consolidated financial statements prepared in accordance with GAAP as included in its previously filed 2003 Form 10-K. Subsequent to this determination, the Company continued to work on the completion of its consolidated financial statements for 2004. This work resulted in the identification of additional adjustments affecting 2003 and prior years.

As a result, the Company has restated the accompanying consolidated financial statements for 2003 and 2002. The January 1, 2002 beginning retained earnings was also restated to correct errors occurring in the years prior to 2002. The restatement adjustments also affected previously reported unaudited quarterly financial data as presented in Note 19. These adjustments have been classified into the following areas:

Policy liabilities and Contractholder Deposit Funds – Following the filing of its 2003 Form 10-K, the Company engaged a new actuarial consulting firm to assist with the Company’s actuarial functions and the actuarial processes affecting financial statement preparation. The Company, along with the new firm, performed various reviews of the actuarial policy reserving process. Through this review, errors in the Company’s 2003 and prior year consolidated financial statements were identified relating to policy liabilities and contractholder deposit funds as described below.

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

Income Taxes - Current and deferred Federal income tax provisions were recalculated to include the impact of the restatement adjustments as described herein, and to reflect the amount of taxes receivable from the IRS and the amount of deferred Federal income tax liability resulting from the utilization of the asset and liability method after consideration of the portion of the deferred tax asset that may not be realized pursuant to the requirements of SFAS No. 109,"Accounting for Income Taxes." The Company also determined that deferred taxes had not been established related to ILCO's pension assets. Adjustments made to decrease the income tax receivable and reduce the deferred tax liability totaled $1.9 million, including an increase in accumulated other comprehensive income of $280,000 primarily as a result of changes to the deferred tax valuation allowance applied to other comprehensive income and the recalculation of deferred income taxes applied to the Company's minimum pension liability.

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
•

Correction of treasury stock, increasing additional paid-in capital by $524,000 and common treasury stock by $122,000 and reducing other liabilities by $646,000, as a result of treasury shares distributed in 2003 in conjunction with the acquisition of the New Era companies. See Note 17 for additional details regarding the acquisition and subsequent sale of the New Era companies.

•	Establishment of cash account and liability for a unrecorded premium depository account totaling $249,000
•

Reclassifications of certain balance sheet and statement of operations items which were improperly classified, including amortization of DAC and PVFP of $121,000, premium revenue and policyholder benefits and expenses of $202,000, accrued investment income and accounts receivable of $395,000, reinsurance receivables and contractholder deposit funds of $303,000, and policyholder benefits and expenses and interest on contractholder deposit funds totaling $1.5 million.

In addition to the above restatements, the statement of cash flows for the year ended December 31, 2003 was also affected by the following items:

•

Loss from discontinued operations of the New Era companies was shown as a separate line item, with offsetting reductions in change in agency advances ($273,000), change in other assets ($4,780,000), other ($442,000), and an increase in other liabilities of $560,000.

•

Acquisition of subsidiary companies was adjusted to eliminate the net effects of changes in other assets and liabilities. Acquisition of subsidiary companies increased by $941,000, offset by reductions in other of $1,587,000, issuance of treasury stock of $646,000, and increases in change in other assets of $647,000 and change in other liabilities of $2,527,000.

•	Adjustment to issuance of treasury stock of $127,000 due to issuance of treasury stock to 401(k) participants, reclassifying change to other.
•	Adjustment of proceeds from sales or maturities of fixed maturities of $458,000, with offset to other, for accretion and amortization of bond discount and premium, respectively, previously included.

In the aggregate, the correction of these errors impacted the consolidated balance sheet as of December 31, 2003, and consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively, as follows (in thousands):

As of December 31, 2003	Policy Liabilities and Contract- holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Investments:
Policy loans	$ -	$ -	$ -	$ (163)	$ -	$ (163)
Total investments	-	-	-	(163)	-	(163)
Cash and cash equivalents	-	-	-	249	-	249
Deferred policy acquisition costs	-	-	-	(121)	-	(121)
Present value of future profits of acquired businesses	-	-	56	121	-	177
Agency advances and other receivables	-	-	-	427	(117)	310
Reinsurance receivables	291	(650)	-	303	-	(56)
Accrued investment income	-	-	-	(447)	-	(447)
Total assets	$ 291	$ (650)	$ 56	$ 369	$ (117)	$ (51)

Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 4,768	$ -	$ -	$ 303	$ -	$ 5,071
Future policy benefits	2,063	-	-	-	-	2,063
Deferred federal income taxes	-	-	-	-	(2,036)	(2,036)
Other liabilities	-	18	-	(360)	-	(342)
Total liabilities	6,831	18	-	(57)	(2,036)	4,756
Shareholders’ equity:
Additional paid-in capital	-	-	-	524	-	524
Accumulated other comprehensive income	-	-	-	-	280	280
Retained earnings	(6,540)	(668)	56	(220)	1,639	(5,733)
Common treasury stock, at cost	-	-	-	122	-	122
Total shareholders’ equity	(6,540)	(668)	56	426	1,919	(4,807)
Total liabilities and shareholders’ equity	$ 291	$ (650)	$ 56	$ 369	$ (117)	$ (51)

For the year ended December 31, 2003	Policy Liabilities and Contract- holder Deposits	Reinsurance	Present Value of Future Profits	Other Miscellaneous and Reclassifications	Income Taxes	Total

Revenues:
Premiums, net	$ 43	$ (3)	$ -	$ (208)	$ -	$ (168)
Net investment income	-	-	-	(82)	-	(82)
Real estate income, net	-	-	-	(20)	-	(20)
Total revenues	43	(3)	-	(310)	-	(270)
Benefits and expenses:
Policyholder benefits and expenses	772	251	-	1,305	-	2,328
Interest expense on contractholder deposit funds	958	-	-	(1,506)	-	(548)
Amortization of deferred policy acquisition costs	-	-		121	-	121
Amortization of present value of future profits
of acquired business	-	-	(56)	(121)	-	(177)
Operating expenses	-	-		(277)	-	(277)
Total benefits and expenses	1,730	251	(56)	(478)	-	1,447
(Loss) income from continuing operations before
federal income taxes, discontinued operations,
and cumulative effect of change in
accounting principle	(1,687)	(254)	56	168	-	(1,717)
Federal income tax benefit:
Current	-	-	-	-	(131)	(131)
Deferred	-	-	-	-	(501)	(501)
(Loss) income from continuing operations before
discontinued operations and cumulative effect of
change in accounting principle	(1,687)	(254)	56	168	632	(1,085)
(Loss) income before cumulative effect
of change in accounting principle	(1,687)	(254)	56	168	632	(1,085)
Cumulative effect of change in accounting principle	-	-	-	-	-	-
Net (loss) income	$ (1,687)	$ (254)	$ 56	$ 168	$ 632	$ (1,085)

For the year ended December 31, 2002	Policy Liabilities and Contract- holder Deposits	Reinsurance	Excess of Net Assets Acquired Over Cost	Other Miscellaneous and Reclassifications	Income Taxes	Total

Revenues:
Premiums, net	$ 22	$ (3)	$ -	$ (213)	$ -	$ (194)
Net investment income	-	-	-	89	-	89
Real estate income, net	-	-	-	(34)	-	(34)
Total revenues	22	(3)	-	(158)	-	(139)
Benefits and expenses:
Policyholder benefits and expenses	(132)	50	-	(165)	-	(247)
Interest expense on contractholder deposit funds	575	-	-	-	-	575
Amortization of deferred policy acquisition costs	-	-	-	-	-	-
Amortization of present value of future profits
of acquired business	-	-	-	-	-	-
Operating expenses	-	-	-	(55)	-	(55)
Total benefits and expenses	443	50	-	(220)	-	273
(Loss) income from continuing operations before
federal income taxes, discontinued operations,
and cumulative effect of change
in accounting principle	(421)	(53)	-	62	-	(412)
Federal income tax benefit:
Current	-	-	-	-	(38)	(38)
Deferred	-	-	-	-	(514)	(514)
(Loss) income from continuing operations before
discontinued operations and cumulative effect of
change in accounting principle	(421)	(53)	-	62	552	140
(Loss) income before cumulative effect
of change in accounting principle	(421)	(53)	-	62	552	140
Cumulative effect of change in accounting principle	-	-	(2,650)	-	-	(2,650)
Net (loss) income	$ (421)	$ (53)	$ (2,650)	$ 62	$ 552	$ (2,510)

The effect of the above restatement adjustments on the results of operations and cash flows for the years ended December 31, 2003 and 2002, respectively, and financial position as of December 31, 2003, are as follows (in thousands):

	2003
	As Previously
	Reported	As Restated
Consolidated Balance Sheet as of December 31, 2003:
Investments:
Policy loans	$ 42,615	$ 42,452
Total investments	688,927	688,764
Cash and cash equivalents	82,187	82,436
Deferred policy acquisition costs	54,940	54,819
Present value of future profits of acquired businesses	20,919	21,096
Agency advances and other receivables	9,931	10,241
Reinsurance receivables	40,034	39,978
Accrued investment income	7,142	6,695
Total assets	$ 1,286,095	$ 1,286,044

Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$ 588,810	$ 593,881
Future policy benefits	167,181	169,244
Deferred federal income taxes	8,369	6,333
Other liabilities	25,655	25,313
Total liabilities	1,176,979	1,181,735
Shareholders’ equity:
Additional paid-in capital	69,867	70,391
Accumulated other comprehensive income	(2,401)	(2,121)
Retained earnings	62,721	56,988
Common treasury stock, at cost	(23,575)	(23,453)
Total shareholders’ equity	109,116	104,309
Total liabilities and shareholders’ equity	$ 1,286,095	$ 1,286,044

	2003		2002
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002:
Revenues:
Premiums, net	$ 31,225	$ 31,057	$ 38,866	$ 38,672
Net investment income	35,428	35,346	38,079	38,168
Real estate income, net	2,387	2,367	2,904	2,870
Total revenues	111,667	111,397	121,175	121,036
Benefits and expenses:
Policyholder benefits and expenses	45,086	47,414	53,710	53,463
Interest expense on contractholder deposit funds	26,362	25,814	29,692	30,267
Amortization of deferred policy acquisition costs	9,653	9,774	11,013	11,013
Amortization of present value of future profits of acquired business	4,641	4,464	4,246	4,246
Operating expenses	41,769	41,492	34,628	34,573
Total benefits and expenses	130,911	132,358	133,289	133,562
Loss from continuing operations before federal income
taxes, discontinued operations, and cumulative effect of
change in accounting principle	(19,244)	(20,961)	(12,114)	(12,526)
Federal income tax benefit:
Current	(1,482)	(1,613)	(21)	(59)
Deferred	(1,397)	(1,898)	(2,948)	(3,462)
Loss from continuing operations before discontinued
operations and cumulative effect of change in accounting principle	(16,365)	(17,450)	(9,145)	(9,005)
Loss before cumulative effect of change in accounting principle	(22,498)	(23,583)	(9,145)	(9,005)
Cumulative effect of change in accounting principle	-	-	6,790	4,140
Net loss	$ (22,498)	$ (23,583)	$ (2,355)	$ (4,865)
Net loss per share (basic and diluted)	$ (2.34)	$ (2.44)	$ (0.25)	$ (0.51)

	2003		2002
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Cash Flows for the years
ended December 31, 2003 and 2002:

Cash flows from operating activities:
Net loss	$ (22,498)	$ (23,583)	$ (2,355)	$ (4,865)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Amortization of deferred policy acquisition costs	9,653	9,774	11,013	11,013
Amortization of present value of future profits of acquired business	4,641	4,464	4,246	4,246
Depreciation	2,545	3,363	2,864	2,882
Cumulative effect of change in accounting principle	-	-	(6,790)	(4,140)
Loss on sale of discontinued operations	-	4,935	-	-
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	(283)	138	125	94
Decrease (increase) in agency advances and other receivables	5,628	4,106	(1,423)	(1,487)
Decrease in reinsurance receivables	2,348	2,005	4,882	5,355
Decrease (increase) in other assets	10,623	6,489	(10)	(432)
Increase in policy liabilities and accruals	1,789	4,070	3,856	7,896
Increase (decrease) in other liabilities	547	2,654	(2,576)	(3,178)
Decrease in deferred federal income taxes	(1,828)	(2,229)	(1,259)	(1,763)
Other	1,461	1,806	(623)	1,630
Net cash provided by operating activities	2,419	5,785	5,212	10,513
Cash flows from investing activities:
Real estate capital expenditures	(1,087)	(1,281)	(13,556)	(13,673)
Proceeds from sales and maturities of fixed maturities	418,971	417,628	244,910	243,356
Net decrease in short-term investments	125	126	47,683	47,682
Net decrease in policy loans	2,578	2,557	3,399	3,436
Acquisition of subsidiary companies, net of cash acquired	(3,183)	(4,124)	-	-
Purchase of property and equipment	(247)	(480)	(1,064)	(1,128)
Net cash (used in) provided by investing activities	(94,422)	(97,153)	70,368	68,669
Cash flow from financing activities:
Cash dividends to shareholders	(483)	(480)	(2,134)	(2,021)
Issuance of capital stock	1,895	1,383	1,007	1,007
Contractholder fund deposits	57,458	57,458	55,368	55,341
Contractholder fund withdrawals	(62,163)	(62,163)	(64,085)	(67,677)
Purchase of treasury stock	(320)	(1,103)	(362)	(460)
Sales of treasury stock	-	656	-	-
Net cash provided by (used in) financing activities	11,387	10,751	(10,206)	(13,810)
Net increase (decrease) in cash	$ (80,616)	$ (80,617)	$ 65,374	$ 65,372

Additionally, the effect of the above restatement adjustments decreased retained earnings as of January 1, 2002 in the following categories (in thousands):

Policy liabilities and contractholder deposit funds	$ 4,432
Reinsurance	360
Excess of net assets acquired over cost	(2,650)
Other miscellaneous	451
Income taxes	(455)
$ 2,138

3.	Investments

Fixed Maturities and Equity Securities

Investments in fixed maturities and equity securities and related unrealized gains and losses are detailed as follows:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$ 39,085	$ 482	$ 74	$ 39,493
States, municipalities and political subdivisions	16,720	228	363	16,585
Corporate	252,449	5,296	1,166	256,579
Mortgage-backed and asset-backed	192,447	983	6,932	186,498

Total fixed maturities	$ 500,701	$ 6,989	$ 8,535	$ 499,155

Equity securities available for sale	$ 6,311	$ 2,214	$ 23	$ 8,502

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$ 50,974	$ 1,858	$ 2	$ 52,830
States, municipalities and political subdivisions	16,824	258	951	16,131
Corporate	183,054	5,996	1,111	187,939
Mortgage-backed and asset-backed	306,433	1,943	9,475	298,901
Total fixed maturities available for sale	557,285	10,055	11,539	555,801

Fixed maturities held to maturity:
Corporate	17	2	-	19

Total fixed maturities	$ 557,302	$ 10,057	$ 11,539	$ 555,820

Equity securities available for sale	$ 6,393	$ 1,589	$ 41	$ 7,941

The Company’s insurance subsidiaries are required to maintain assets on deposit with state regulatory authorities. Such assets are included in fixed maturities and have an aggregate fair value of $13.9 million and $11.8 million at December 31, 2004 and 2003, respectively.

For investments of fixed maturities that have unrealized losses at December 31, 2004, the fair value, gross unrealized losses, and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	2004
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury and other U.S. government
agencies and corporations	$ 26,624	$ 74	$ -	$ -	$ 26,624	$ 74
States, municipalities, and
political subdivisions	994	6	12,496	357	13,490	363
Corporate	81,032	544	23,077	622	104,109	1,166
Mortgage-backed and asset-backed	45,398	362	64,963	6,570	110,361	6,932

Fixed maturities available for sale	$154,048	$ 986	$100,536	$ 7,549	$254,584	$ 8,535

	2003
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury and other U.S. government
agencies and corporations	$ 11,989	$ 2	$ -	$ -	$ 11,989	$ 2
States, municipalities, and
political subdivisions	13,342	951	-	-	13,342	951
Corporate	53,198	1,111	-	-	53,198	1,111
Mortgage-backed and asset-backed	175,184	9,199	21,087	276	196,271	9,475

Fixed maturities available for sale	$253,713	$ 11,263	$ 21,087	$ 276	$274,800	$11,539

At December 31, 2004, the Company held five U.S. Treasury securities with unrealized losses caused by interest rate increases. At December 31, 2003, the Company held two U.S. Treasury securities with unrealized losses caused by interest rate increases.

At December 31, 2004, the Company held three investments in debt securities issued by states, municipalities, and political subdivisions with unrealized losses caused primarily by market interest rate increases. The average unrealized loss on these securities was 3% of carrying value. The three securities are rated by a credit agency and had an investment grade rating of A- or higher. At December 31, 2003, the Company held four investments in debt securities issued by states, municipalities, and political subdivisions with unrealized losses caused primarily by market interest rate increases. The average unrealized loss on these securities was 6.7% of carrying value. Three of these securities are rated by a credit agency and had an investment grade rating of AAA.

At December 31, 2004, the Company held twenty-two investments in debt securities issued by corporations with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 1% of carrying value. Twenty-one of these investments had investment grade ratings by a ratings agency. At December 31, 2003, the Company held seventeen investments in debt securities issued by corporations with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 2% of carrying value. Sixteen of these investments had investment grade ratings by a ratings agency.

At December 31, 2004, the Company held thirty-six investments in mortgage-backed or asset-backed securities with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 6% of carrying value. At December 31, 2003, the Company held forty investments in mortgage-backed or asset-backed securities with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 4.6% of carrying value.

Because of the high ratings of these investments and the Company’s ability and intent to hold these investments until recovery of fair value, which may be maturity or earlier if called, the Company does not consider these unrealized losses to be other than temporary.

There were no impairments in the value of investments in 2004 which were considered other than temporary. During 2003, the Company identified eight securities which were considered impaired and reduced their carrying value by $5.2 million. All eight fixed-maturity securities were sold during the fourth quarter of 2003. At December 31, 2003, the Company identified six additional securities which were considered impaired and reduced their carrying value by $1.6 million. All six of these fixed-maturity securities were sold in 2004. The Company also identified one security at December 31, 2002, that was considered to be impaired and reduced its carrying value by $463,000. Additionally at December 31, 2002, the Company determined that its investments in its separate accounts, which are classified as equity securities, were impaired and reduced the carrying values by $2.5 million.

As part of the Company’s ongoing investment review, the Company has reviewed its fixed maturities and equity securities investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2004 or 2003. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on these investments at December 31, 2004, and 2003 were temporary.

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

The amortized values and market values of fixed maturities at December 31, 2004, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Value	Value
	(In thousands)
Due in one year or less	$ 8,171	$ 8,343
Due after one year through five years	117,871	119,398
Due after five years through ten years	104,359	106,448
Due after ten years	77,853	78,468
Mortgage-backed and asset-backed securities	192,447	186,498

Total fixed maturities	$ 500,701	$ 499,155

The net change in unrealized gains (losses) on fixed maturities available for sale and equity securities represent a component of accumulated other comprehensive income for the years ended December 31, 2004, 2003, and 2002. The following is a summary of the change in unrealized gains (losses), net of the effects on DAC and PVFP and related deferred income taxes, that are reflected in accumulated other comprehensive income for the periods presented.

	Year Ended December 31,
		2003
	2004	Restated	2002
	(In thousands)

Fixed maturities	$ (65)	$ (21,100)	$ 11,776
Equity securities	643	1,578	543
Gross unrealized gains (losses)	578	(19,522)	12,319
Effect on other balance sheet accounts	(65)	5,426	(3,537)
Deferred federal income taxes	146	4,615	(3,008)

Net change in unrealized gains (losses) on investments	$ 659	$ (9,481)	$ 5,774

The following table sets forth unrealized holding gains (losses) on investments arising during the year and the reclassification adjustments required for the years ended December 31, 2004, 2003, and 2002:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Reclassification adjustments:
Unrealized holding gains (losses) on investments arising
during the period, net of taxes	$ (74)	$ (9,215)	$ 7,597
Reclassification adjustments for (gains) losses included
in net income, net of taxes	733	(266)	(1,823)
Unrealized gains (losses) on investments, net of reclassification
adjustment, net of taxes	$ 659	$ (9,481)	$ 5,774

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

Investment Real Estate

Investors Life completed development of the River Place Pointe office complex in 2002. River Place Pointe consists of seven office buildings, with rentable space of approximately 584,000 square feet, and associated parking, drives, and related improvements on 48 acres of land in Austin, Texas. At December 31, 2004, the Company occupied Building One, consisting of approximately 76,000 square feet and approximately 4,000 square feet in Building Four. Approximately 333,310 square feet of the remaining 370,228 square feet in Buildings Two, Three, Four and Six were leased to third parties. The remaining two buildings (Buildings Five and Seven) were not leased at December 31, 2004. The office building (Building One) occupied by the Company, which is reflected in the accompanying consolidated financial statements as real estate held for use, was $13.6 million and $13.9 million at December 31, 2004 and 2003, respectively. Investment real estate, which is comprised of the other six buildings in the River Place Pointe office complex, was $76.6 million and $76.7 million at December 31, 2004 and 2003, respectively. In 2005, the Company sold all seven buildings in the River Place Pointe office complex. See Note 18 for additional details regarding the sale of River Place Pointe.

River Place Pointe and properties held for sale are leased under agreements classified as operating leases. The Company is generally responsible for the payment of property taxes, insurance and maintenance costs related to the real estate properties. Future minimum lease payments receivable for River Place Pointe and other properties (excluding rental income related to the Company’s occupancy of Building One of River Place Pointe) under noncancelable leasing arrangements as of December 31, 2004, are as follows (in thousands):

For the years ending December 31:
2005	$ 7,039
2006	6,066
2007	5,404
2008	1,768
2009	590
Thereafter	229
$ 21,096

Accumulated depreciation on investment real estate totaled $9.0 million and $6.5 million as of December 31, 2004 and 2003, respectively.

Real Estate Held for Sale

The Company determined in 2003 to sell all of its investment real estate, excluding River Place Pointe. Accordingly, the carrying value of seven properties aggregating $968,000 was evaluated and reclassified as real estate held for sale in the accompanying consolidated balance sheet at December 31, 2003. During 2004, the Company sold two properties held for sale generating gross proceeds of $2.0 million and realized gains aggregating $1.7 million. At December 31, 2004, the remaining five properties classified as real estate held for sale had a carrying value of $589,000. See Note 18 for additional details regarding the sale of properties subsequent to December 31, 2004. Accumulated depreciation on real estate held for sale totaled $2.7 million and $3.4 million as of December 31, 2004 and 2003, respectively.

Non-Income Producing Investments

The carrying values of investments at December 31, 2004 and 2003 that were non-income producing, for the preceding 12 months, were as follows:

	December 31,
	2004	2003
	(In thousands)

Investment real estate:
River Place Pointe non-leased buildings	$ 21,421	$ 32,401
Others	81	81

	$ 21,502	$ 32,482

Net Investment Income

The components of net investment income are summarized as follows:

	Year Ended December 31,
		2003	2002
	2004	Restated	Restated
	(In thousands)

Fixed maturities	$ 27,386	$ 31,846	$ 30,783
Other, including short-term investments and policy loans	4,036	4,177	7,487
Gross investment income	31,422	36,023	38,270
Investment expenses	(719)	(677)	(102)

Net investment income	$ 30,703	$ 35,346	$ 38,168

Net Realized Investment Gains

Proceeds and gross realized gains (losses) from sales of fixed maturities available for sale are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Proceeds	$ 155,786	$ 282,115	$ 61,800

Gross realized gains	$ 1,810	$ 6,685	$ 1,171
Gross realized losses	(702)	(5,513)	(57)

Net realized investment gains	$ 1,108	$ 1,172	$ 1,114

4. Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)

Financial assets:
Fixed maturity securities held to maturity	$ -	$ -	$ 17	$ 19
Fixed maturity securities available for sale	499,155	499,155	555,801	555,801
Fixed maturity securities held for trading	1,057	1,057	4,873	4,873
Equity securities	8,502	8,502	7,941	7,941
Policy loans	39,855	49,343	42,452	42,452
Short-term investments	62,514	62,514	-	-
Cash and cash equivalents	52,044	52,044	82,436	82,436
Separate account assets	359,876	359,876	358,271	358,271

Financial liabilities:
Separate account liabilities	$ 359,876	$ 359,876	$ 358,271	$ 358,271
Deferred annuities	145,010	139,825	150,691	145,490
Notes payable	15,000	15,000	15,000	15,000
Supplemental contracts	10,965	10,965	12,729	12,418

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Fixed Maturities, Trading Securities, and Equity Securities

Fair values are based on quoted market prices or dealer quotes.

Policy Loans

Fair values of policy loans are estimated using discounted cash flow analysis, using interest rates offered for similar loans to borrowers with similar credit ratings. Policy loans with similar characteristics are aggregated for purposes of the calculation.

Separate Account Assets and Liabilities

Separate account assets and liabilities represent the market value of policyholder funds maintained in accounts having specific investment objectives.

Cash, Cash Equivalents, and Short-term Investments

The carrying value of these instruments approximates fair value due to the short-term nature of these items.

Deferred Annuities and Supplemental Contracts

The fair values of deferred annuities are estimated using cash surrender values. Fair values for supplemental contracts are estimated using a discounted cash flow analysis, based on interest rates currently offered on similar products.

Notes Payable

The carrying value of notes payable approximates the fair value as the interest rate is variable.

5. Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs follows:

	Year Ended December 31,
		2003
	2004	Restated	2002
	(In thousands)

Deferred policy acquisition costs, beginning of year	$ 54,819	$ 51,213	$ 55,223
Policy acquisition costs deferred	6,372	8,255	10,372
Amortization, net of interest accretion	(10,479)	(9,774)	(11,013)
Adjustments for unrealized gains/losses on investment securities	(72)	5,125	(3,369)

Deferred policy acquisition costs, end of year	$ 50,640	$ 54,819	$ 51,213

6.	Present Value of Future Profits of Acquired Businesses

An analysis of the present value of future profits of acquired businesses follows:

	Year Ended December 31,
		2003
	2004	Restated	2002
	(In thousands)

Present value of future profits, beginning of year	$ 21,096	$ 25,259	$ 29,673
Accretion of interest	1,735	1,841	2,157
Amortization	(4,933)	(6,305)	(6,403)
Adjustments for unrealized gains/losses on investment securities	7	301	(168)

Present value of future profits, end of year	$ 17,905	$ 21,096	$ 25,259

Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

2005	$ 2,746
2006	$ 2,310
2007	$ 2,037
2008	$ 1,719
2009	$ 1,470

7.	Notes Payable

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

The principal amount of the Senior Notes is to be paid on May 23, 2033, and interest is to be paid quarterly, beginning on August 23, 2003, at the rate of 4.20% over LIBOR (rate is recalculated quarterly and may not exceed 12.5% prior to May 2008). FIC may redeem the Senior Notes at any time on or after May 23, 2008, by payment of 100% of the principal amount of the Senior Notes being redeemed plus unpaid interest. Proceeds from the Senior Notes were used to fund the acquisition of the New Era companies (See Note 17) and to reduce intercompany payable balances.

8. Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries, except for Investors Life and ILG Securities, which file separate returns.

Total income taxes were allocated as follows:

	Year Ended December 31,
		2003	2002
	2004	Restated	Restated
	(In thousands)

Tax provision (benefit) on income or loss from:
Continuing operations	$ (2,204)	$ (3,511)	$ (3,521)
Discontinued operations	-	-	-
Cumulative effect of change in accounting principle	118	-	-
Total tax provision (benefit) on income or loss	(2,086)	(3,511)	(3,521)

Tax provision (benefit) on components of shareholders’ equity:
Net unrealized gains/losses on:
Fixed maturities available for sale	(364)	(5,153)	2,818
Equity securities	218	538	190
Additional paid in capital - stock option tax (benefit)	-	(329)	(261)
Minimum pension liability	(1,495)	(95)	(214)
Total tax provision (benefit) on shareholders’ equity	(1,641)	(5,039)	2,533

Total provision (benefit) for income taxes	$ (3,727)	$ (8,550)	$ (988)

The provision for income taxes is less than the amount of income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax income from continuing operations (before cumulative effect of change in accounting principle), as a result of the following differences:

	Year Ended December 31,
		2003	2002
	2004	Restated	Restated
	(In thousands)

Income taxes at the statutory rate	$ (5,703)	$ (7,127)	$ (4,259)
Increase (decrease) in taxes resulting from:
Dividends received deduction	(21)	(27)	(83)
Tax-exempt interest	-	(2)	(5)
Nondeductible goodwill	256	-	-
Valuation allowance	3,264	3,582	767
Other items, net	-	63	59

Total provision (benefit) for income taxes on continuing operations	$ (2,204)	$ (3,511)	$ (3,521)

The provision (benefit) for income taxes differs from the income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax loss from discontinued operations for the year ended December 31, 2003, as detailed below (in thousands):

Income taxes at the statutory rate	$ (2,085)
Valuation allowance	2,085

Total provision (benefit) for income taxes on discontinued operations	$ -

Provision has not been made for state and foreign income tax expense since this expense is minimal. Premium taxes are paid to various states where premium revenue is earned. Premium taxes are included in the statements of operations as operating expenses.

Current federal income taxes receivable totaled $5.3 million and $6.0 million at December 31, 2004 and 2003, respectively.

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company’s assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

	December 31,
		2003
	2004	Restated
	(In thousands)

Deferred tax liabilities:
Deferred intercompany gain	$ 339	$ 518
Deferred policy acquisition costs	11,334	12,150
Present value of future profits of acquired business	6,070	7,157
Deferred and uncollected premium	695	803
Reinsurance receivables	3,051	3,635
Unrealized (depreciation) appreciation on securities	221	46
Prepaid expenses	1,360	1,588
Other taxable temporary differences	824	282
Total deferred tax liabilities	23,894	26,179

Deferred tax assets:
Policy reserves	8,106	9,448
Net operating loss carry forward	15,479	10,880
Fixed maturity securities	-	472
Agency advances	187	249
Other receivables	293	293
Pension liability	2,572	974
Other deductible temporary differences	3,509	4,284
Total deferred tax assets	30,146	26,600
Valuation allowance	(9,801)	(6,754)
Net deferred tax assets	20,345	19,846

Net deferred tax liabilities	$ 3,549	$ 6,333

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of “gain from operations” of Investors Life was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as “policyholders’ surplus accounts.” Subject to certain limitations, “policyholders’ surplus” is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in this account for Investors Life at December 31, 2004, was $12.6 million. Federal income tax of which $4.4 million would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders’ surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 2004, Investors Life has approximately $165.6 million in the aggregate in its shareholders’ surplus account from which distributions could be made without incurring any federal tax liability.

FIC and its subsidiaries have no taxes paid in prior years that can be recovered in the event of future operating losses.

At December 31, 2004, the Company and its non-life insurance wholly owned subsidiaries have net operating loss carry forwards of approximately $34.6 million, which will begin to expire in 2008. Approximately $31.3 million of these loss carry forwards are not scheduled to expire until years 2018 through 2024 and are available to offset taxable income of members of the FIC group excluding Investors Life. The Company’s life insurance subsidiaries have operating loss deduction carryforwards of approximately $11.7 million that will begin to expire in 2018.

The Company has a valuation allowance of approximately $9.8 million as of December 31, 2004 and $6.8 million as of December 31, 2003 and an increase in the valuation allowance of $3.0 million in 2004 and $6.0 million in 2003.

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. Management has established a valuation allowance of $9.8 million and $6.8 million as of December 31, 2004 and 2003, respectively, against the portion of the deferred tax asset that has expiration dates prior to which those deferred assets must be utilized. These deferred tax assets are primarily comprised of the nonlife net operating losses described above. The Company has determined primarily due to the Company’s cumulative loss position over the past three years that the deferred tax asset will more likely than not be realized through reductions of future taxes, except as otherwise provided.

9.	Reinsurance

Family Life and Investors Life reinsure portions of certain policies they write, thereby providing greater diversification of risk and minimizing exposure on larger policies. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of benefit payments. The Company’s retention on any one individual ranges up to $250,000 depending on the risk.

Policy liabilities and contractholder deposit funds are reported in the consolidated financial statements before considering the effect of reinsurance ceded. The insurance subsidiaries remain liable to the extent the reinsurance companies are unable to meet their obligations under the reinsurance agreements.

The components of reinsurance receivables as presented in the consolidated financial statements are as follows:

	December 31,
		2003
	2004	Restated
	(In thousands)

Receivable related to modified coinsurance agreement	$ 25,665	$ 27,526
Future policy benefits ceded	5,210	5,436
Other reinsurance recoverables	3,718	5,191
Other policy claims and benefits	2,319	1,825

Total reinsurance receivables	$ 36,912	$ 39,978

The amounts in the consolidated statements of operations have been reduced by reinsurance ceded as follows:

Year Ended December 31,
	2004	2003 Restated	2002 Restated
(In thousands)

Premiums	$ 4,163	$ 4,014	$ 2,822

Policyholder benefits and expenses	$ 2,491	$ 1,970	$ 3,967

Estimated amounts recoverable from reinsurers on paid claims are $1.2 million and $1.7 million in 2004 and 2003, respectively. These amounts are included in reinsurance receivables in the consolidated financial statements at December 31, 2004 and 2003.

10.	Shareholders’ Equity

Dividend Restrictions

The Company’s ability to pay dividends to its shareholders is affected, in part, by receipt of dividends from Family Life and Investors Life. Family Life and Investors Life were domiciled in the State of Washington as of December 31, 2003. On March 18, 2004, both companies were redomesticated to the State of Texas. Accordingly, the ability to pay dividends by these insurance companies is regulated by the Texas Department of Insurance. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer’s outstanding liabilities and adequate to its financial needs. No dividends were paid to the Company by either insurance subsidiary in 2004 or 2003.

The Company’s ability to pay dividends to shareholders is also affected by the obligations of FIC and FLC to make principal and interest payments pursuant to their subordinated notes payable to Investors Life. With the approval of the Texas Department of Insurance, these loans were restructured as of March 18, 2004. As amended, the loans provide for a reduction in the interest rate from 9% to 5% for the balance of the term of the loans, no required principal payments for the period from June 12, 2004, to December 12, 2005, a resumption of principal payments on March 12, 2006, and ten equal quarterly principal payments until the maturity date of June 12, 2008. However, these subordinated notes were again restructured subsequent to December 31, 2004, as described in Note 18. The aggregate unpaid balance of the subordinated notes was $15.4 million and $16.9 million at December 31, 2004 and 2003, respectively.

Regulatory Capital Requirements of Insurance Companies

The Texas Department of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC solvency margins for Family Life and Investors Life at December 31, 2004 and 2003 were in excess of NAIC minimum standards.

NAIC IRIS Ratios

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

Capital and Surplus of Insurance Companies

Capital and surplus of Family Life as determined in accordance with statutory accounting practices prescribed or permitted by the State of Texas at December 31, 2004 and 2003, was $18.9 million and $25.4 million, respectively. Statutory net income (loss) was $(2.2 million), $2.3 million, and $4.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Capital and surplus of Investors Life as determined in accordance with statutory accounting practices prescribed or permitted by the State of Texas at December 31, 2004 and 2003, was $25.7 million and $34.4 million, respectively. Statutory net income (loss) was $(3.0 million), $(3.3 million), and $903,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s insurance subsidiaries, Family Life and Investors Life, prepare their statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Texas for 2004 and 2003 and by the State of Washington for 2002. The prescribed or permitted accounting practices for Texas and Washington differ in certain instances from the NAIC Accounting Practices and Procedures Manual (“NAIC SAP”) as described in more detail below.

Family Life and Investors Life are reporting their investment in FIC common stock under a prescribed practice pursuant to the Texas Department of Insurance (“TDI”).

A residential real estate property owned by Investors Life was non-admitted pursuant to accounting practices prescribed by the TDI.

Fixed assets such as furniture and equipment must be non-admitted under NAIC SAP. However, pursuant to accounting practices prescribed by the TDI, Investors Life has admitted certain qualifying furniture and equipment in 2004 and 2003.

In 2004, policy reserves for flexible premium universal life insurance policies were reported in accordance with accounting practices required by NAIC SAP and TDI. In 2003, the companies employed practices prescribed by the State of Washington.

A reconciliation of the capital and surplus at December 31, 2004 and 2003 between NAIC SAP and practices prescribed and permitted by the State of Texas is shown below:

	December 31,
	2004	2003
Family Life:	(In thousands)

Capital and surplus as reported in audited statutory financial statements	$ 18,914	$ 25,373

State prescribed practices:
Investment in FIC common stock	(3,893)	(5,933)

State permitted practices:
Aggregate reserves for life insurance policies	-	2,872

Capital and surplus per NAIC SAP	$ 15,021	$ 22,312

	December 31,
	2004	2003
Investors Life:	(In thousands)

Capital and surplus as reported in audited statutory financial statements	$ 25,711	$ 34,415

State prescribed practices:
Investment in FIC common stock	(7,737)	(8,094)
Investment in real estate	211	211
Furniture and equipment	(266)	(873)

State permitted practices:
Aggregate reserves for life insurance policies	-	681
Capital and surplus per NAIC SAP	$ 17,919	$ 26,340

11.	Retirement Plans and Employee Stock Plans

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

d.

Effective March 31, 2004, all employees covered under the plan were terminated. No new employees are permitted to enter or re-enter the plan. Thus, as of December 31, 2005, the plan only consists of retirees currently receiving pensions and vested terminated employees entitled to future benefits upon attaining normal or early retirement age.

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 30 years. A detail of plan disclosures, based on a measurement date of December 31 for each year, is provided below.

A curtailment occurred on January 1, 2004 when the decision was made to terminate the employment of all active participants in the plan as discussed in item (d) above. Because the plan’s unrecognized losses exceeded the decrease in PBO caused by the curtailment as of January 1, 2004, the SFAS No. 88 curtailment charge recognized in the 2004 expense was zero. (The plan was subsequently amended to prevent any new or rehired employee from entering or reentering the plan in the future. Thus, the plan is now frozen.)

A settlement occurred on December 31, 2004 due to the settlement of several former employees’ plan obligations through the payment of lump sums. A settlement occurs whenever the lump sums paid during the year exceed the sum of the plans Service Cost and Interest Cost components of expense for that year. The settlement resulted in the recognition of a $399,000 charge to expense for 2004.

The pension costs for the Family Life Pension Plan include the following components:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Service cost for benefits earned during the year	$ -	$ 66	$ 66
Interest cost on projected benefit obligation	508	546	541
Expected return on plan assets	(432)	(314)	(512)
Amortization of unrecognized prior service cost	-	-	-
Amortization of unrecognized (gains)/losses	77	180	191
Recognition of net loss due to settlement	399	-	-

Net periodic benefit cost	$ 552	$ 478	$ 286

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	7.25%	4.75%	8.00%
Rate of compensation increase	N/A	5.00%	5.00%

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

The following summarizes the obligations and funded status of the Family Life Pension Plan:

	December 31,
	2004	2003
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$ 8,661	$ 8,454
Service cost	-	66
Interest cost	508	546
Benefits paid	(145)	(518)
Liability actuarial loss	1,421	113
Curtailments	(414)	-
Annual lump sum distribution or other expected settlements	(868)	-
Benefit obligation at end of year	9,163	8,661

Change in plan assets:
Fair value of plan assets at beginning of year	6,341	6,625
Actual return on plan assets	177	58
Employer contributions	389	176
Benefits paid	(145)	(518)
Annual lump sum distribution or other expected settlements	(868)	-
Fair value of plan assets at end of year	5,894	6,341

Funded status:
Funded status at end of year	(3,269)	(2,320)
Unrecognized prior service cost	-	-
Unrecognized actuarial net loss	4,207	3,421

Net amount recognized	$ 938	$ 1,101

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$ -	$ -
Accrued benefit cost	(3,269)	(1,763)
Intangible asset	-	-
Accumulated other comprehensive income	4,207	2,864

Net amount recognized	$ 938	$ 1,101

December 31,
	2004	2003
(In thousands)

Projected benefit obligation	$ 9,163	$ 8,661
Accumulated benefit obligation	$ 9,163	$ 8,104
Fair value of plan assets	$ 5,894	$ 6,341

Weighted average assumptions used to determine benefit obligations:

	December 31,
	2004	2003

Discount rate	5.25%	6.25%
Rate of compensation increase	N/A	4.00%

The increase in the additional minimum liability before taxes included in accumulated other comprehensive income totalled $1,343,000 and $352,000 for the years ended December 31, 2004, and 2003, respectively.

The plan’s asset allocations are as follows:

	December 31,
	2004	2003

Equity securities	47%	-%
Debt securities	10	53
Group annuity contract	-	46
Short-term investments	42	-
Other	1	1

Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. During 2004, the Company changed the plan’s asset allocation targets to the following investment mix: equities – 50%; debt securities – 45%; and cash and equivalents – 5%. The reallocation of plan assets to achieve the new targets was completed in 2005.

The total estimated contribution to the plan for 2005 was $518,000.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid:

Year	Estimated Benefit Payments
(In thousands)

2005	$ 1,328
2006	$ 1,315
2007	$ 973
2008	$ 705
2009	$ 1,155
Years 2010 through 2014	$ 2,665

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

Former eligible IIP employees commenced participation automatically. The ILCO Pension Plan also provides for early retirement, postponed retirement, and disability benefits to eligible employees. Participant benefits become fully vested upon completion of five years of service, as defined, or attainment of normal retirement age, if earlier. A detail of plan disclosures, based on a measurement date of December 31 for each year, is provided below.

A curtailment occurred on December 31, 2004 when the plan was amended to freeze accrued benefits for all participants except for Rule of 68 Non-Highly Compensated Employees (NHCEs). (A Rule of 68 Participant is a Participant who was an Employee on December 31, 2004 and for whom the sum of the Participant’s age in years and fractions thereof and service in years and fractions thereof was greater than or equal to 68 years as of December 31, 2004. A Rule of 68 NHCE is a Rule of 68 Participant who was not a Highly Compensated Employee, as defined under IRC Section 414(q), as of December 31, 2004.) Because the plan’s unrecognized losses exceeded the decrease in PBO caused by the curtailment as of December 31, 2004, the SFAS No. 88 curtailment charge recognized in the 2004 expense was zero.

The pension costs for the ILCO Pension Plan include the following components:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Service cost for benefits earned during the period	$ 582	$ 512	$ 544
Interest cost on projected benefit obligation	1,134	1,100	1,023
Expected return on plan assets	(1,368)	(828)	(1,360)
Amortization of unrecognized (gains)/losses	175	110	93
Amortization of unrecognized prior service cost	-	-	-

Net periodic benefit cost	$ 523	$ 894	$ 300

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	8.00%	4.75%	8.00%
Rate of compensation increase	4.00%	5.00%	5.00%

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

The following summarizes the obligations and funded status of the ILCO Pension Plan:

	December 31,
	2004	2003
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$ 18,128	$ 16,372
Service cost	582	512
Interest cost	1,134	1,100
Benefits paid	(673)	(627)
(Gain)/loss due to experience	1,419	771
Curtailments	(2,429)	-
Benefit obligation at end of year	18,161	18,128

Change in plan assets:
Fair value of plan assets at beginning of year	17,490	17,814
Actual return on plan assets	778	303
Employer contributions	-	-
Benefits paid	(673)	(627)
Fair value of plan assets at end of year	17,595	17,490

Funded status:
Funded status at end of year	(566)	(638)
Unrecognized prior service cost	-	-
Unrecognized actuarial net loss	3,621	4,215

Prepaid benefit cost at end of year	$ 3,055	$ 3,577

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$ -	$ 3,577
Accrued benefit cost	(303)	-
Intangible asset	-	-
Accumulated other comprehensive income	3,358	-

Net amount recognized	$ 3,055	$ 3,577

	December 31,
	2004	2003
	(In thousands)

Projected benefit obligation	$ 18,161	$ 18,128
Accumulated benefit obligation	$ 17,898	$ 15,917
Fair value of plan assets	$ 17,595	$ 17,490

Weighted average assumptions used to determine benefit obligations:

	Year Ended December 31,
	2004	2003

Discount rate	5.75%	6.25%
Rate of compensation increase	3.75%	4.00%

The increase in the additional minimum liability before taxes included in accumulated other comprehensive income totalled $3,358,000 for the year ended December 31, 2004. No additional minimum liability was required for 2003.

The plan’s asset allocations are as follows:

	December 31,
	2004	2003

Equity securities	35%	-%
Debt securities	27	27
Group annuity contract	-	36
Short-term investments	38	36
Other	-	1
Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. During 2004, the Company changed the plan’s asset allocation targets to the following investment mix: equities – 65%; debt securities – 30%; and cash and equivalents – 5%. The reallocation of plan assets to achieve the new targets was completed in 2005.

The total estimated contribution to the plan for 2005 was zero.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid:

Year	Estimated Benefit Payments
(in thousands)

2005	$ 1,009
2006	$ 1,032
2007	$ 1,122
2008	$ 1,275
2009	$ 1,313
Years 2010 through 2014	$ 6,637

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

The 401(k) Plan allows for a matching contribution. The match, which was in the form of shares of ILCO common stock, prior to the acquisition of the remaining outstanding common stock of ILCO by FIC on May 18, 2001, and is in the form of FIC common stock thereafter, is equal to 100% of an eligible participant’s elective deferral contributions, as defined in the 401(k) Plan, not to exceed a maximum percentage of the participant’s plan compensation. The maximum percentage is 2%. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter. The costs recognized by the Company relating to the 401(k) Plan totalled $118,000, $147,000, and $122,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Effective January 1, 2005, the 401(k) Plan was amended to add a provision whereby the Employer will contribute each year an amount equal to 3.5% of eligible participants’ compensation for the plan year. These contributions are not conditioned on any requirement other than that the employee be eligible to make elective deferrals under the plan for any part of the year. Participants will always be 100% vested in these contributions. For the plan year beginning January 1, 2006, the employer contribution will be made on a discretionary basis. Further, employer matching contributions will be made in the form of cash instead of FIC common stock. The employer matching contribution will continue to be equal to 100% of participants’ contributions to the 401(k) Plan up to 2% of the participants’ total compensation.

ILCO maintained an Employee Stock Ownership Plan (“ESOP Plan”) and a related trust for the benefit of its employees and Family Life employees. The ESOP Plan generally covered employees who had attained the age of 21 and had completed one year of service. Vesting of benefits to employees was based on number of years of service. Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP Plan into the 401(k) Plan. In connection with the merger, certain features under the ESOP Plan were preserved for the benefit of employees previously participating in the ESOP Plan with regard to all benefits accrued under the ESOP Plan through the date of merger. The merger was effected on December 26, 2001. At December 31, 2004, the 401(k) Plan had a total of 346,555 shares of FIC stock, which are allocated to participants.

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

Subsequent to May 18, 2001, each share of ILCO common stock issuable pursuant to outstanding options was assumed by the Company and became an option to acquire FIC common stock. The number of shares and the exercise price were adjusted for the exchange ratio in the merger . The related charge was included in equity as deferred compensation. In 2002, 33,000 options were granted at prices ranging from $13.42 to $14.00, 42,350 were cancelled and 119,650 were exercised. In 2003, no options were granted, 48,616 were cancelled and 160,234 were exercised. As of December 31, 2004 and 2003, there are no options outstanding and no options available to be granted.

The following table summarizes activity under ILCO’s Stock Option Plan for the years ended December 31, 2004 and 2003:

		Weighted		Weighted		Weighted
		Average		Average		Average
	2004	Exercise	2003	Exercise	2002	Exercise
	Options	Price	Options	Price	Options	Price
	(In thousands, except option prices/values)

Outstanding at beginning of year	-	$ -	209	$ 9.51	338	$ 8.76
Granted	-	-	-	-	33	13.74
Exercised	-	-	(160)	8.64	(120)	8.56
Cancelled	-	-	(49)	12.39	(42)	9.52
Outstanding at end of year	-	$ -	-	$ -	209	$ 9.51

Options exercisable at end of year	-	$ -	-	$ -	209	$ 9.51

Weighted average fair value of options
granted during the year		$ -		$ -		$ 2.09

B. FIC Stock Option Plan

The Company has a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 2004, no options had been granted under the FIC Stock Option Plan.

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

D. Stock Options Granted During 2003

In consideration of the role that American Physicians Service Group, Inc. (“APS”) served in having brought the opportunity to acquire the New Era companies (see Note 17) to FIC and APS’s intention to actively assist in promoting FIC’s business plan, FIC granted to APS an option to acquire up to 323,000 shares of common stock at a per share exercise price equal to $16.42 per share, but only if “Qualifying Premiums” for the “Determination Period” exceed $200 million. The Qualifying Premiums requirement refers, with certain exceptions, to the amount of premiums for life insurance and annuity products marketed through FICFS, the newly-established subsidiary of FIC that purchased the New Era companies and includes premiums received by FIC’s life insurance subsidiaries in connection with the Equita Marketing Agreement. The Determination Period means the period beginning on July 1, 2003, and ending on December 31, 2005. Unless earlier exercised, the option expires on December 31, 2006. The fair value of the options at the date the Qualifying Premium targets, if met, are achieved, will be recognized as expense at that date in accordance with SFAS No. 123, and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

E. Stock Options Granted During 2004

No stock options were granted during 2004.

12. Lease Commitments

The Company and its subsidiaries have entered into lease agreements for office space and equipment which expire at various dates through March 2008. Certain office space leases may be renewed at the option of the Company.

In 1985, the Company entered into a sale/leaseback transaction with a third party for an office building. The leaseback term expires in December 2005, and requires an annual base rent of $798,000 effective January 1, 2004. In addition, the Company is required to pay maintenance, taxes, insurance, and utilities, and subleases this office space to various third parties. As of December 31, 2003, the Company accrued a $2.0 million estimated net loss from the operation of this building representing the annual base rental amount plus estimated operating expenses through December 2005, reduced by estimated sublease income. The estimated future losses were accrued in 2003 as management determined that there were no prospects for significant additional subleasing of the building and future losses would not be avoidable.

At December 31, 2004 and 2003, the remaining deferred gain on the sale of the building was $151,000 and $302,000, respectively, which is being amortized through December 2005.

The Company recorded rent expense of $368,000 in 2004. Rent expense was $955,000 (in addition to the loss described above) and $1.4 million in 2003 and 2002, respectively. As of December 31, 2004, minimum annual rentals under noncancellable leases are as follows (in thousands):

2005	$ 1,038
2006	120
2007	34
2008	2
2009	-
Thereafter	-
Total	$ 1,194

The Company occupies approximately 81,000 square feet in the River Place Pointe office complex. As described more fully in Note 18, the Company sold River Place Pointe subsequent to December 31, 2004, and also entered into a lease agreement for one of the buildings in the office complex.

13.	Related-Party Transactions

Mitte Foundation

In January 2002 the Company donated $1 million to the Roy F. and Joann Cole Mitte Foundation (the “Foundation”). The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and owns 9.84% of the outstanding shares of FIC’s common stock as of December 31, 2004. The sole members of the Foundation are Roy F. Mitte, former Chairman, President and Chief Executive Officer of the Company, and his wife, Joann Cole Mitte.

Sale of Actuarial Risk Consultants, Inc.

On December 31, 2003, FIC through ILCO sold Actuarial Risk Consultants, Inc. (“ARC”), an actuarial consulting subsidiary which it had established in December 2002. The sale of ARC was to George M. Wise, III, who was Vice President and Chief Financial Officer of FIC. The consideration for the transaction was $10,000. Prior to the closing, all intercompany payables owed by ARC to the Company were satisfied in full, and certain tangible and intangible assets used by ARC in connection with the operation of its business were assigned to ARC.

On December 31, 2003, Mr. Wise and FIC entered into an amendment to Mr. Wise’s employment agreement. The amendment provided that the term of the agreement would end on March 31, 2004, instead of December 31, 2005. Mr. Wise agreed to continue as Chief Financial Officer of FIC until March 31, 2004. As mutually agreed, Mr. Wise actually served as Chief Financial Officer until April 26, 2004. Under the amendment, Mr. Wise received a severance payment of $310,000, one-half of which was paid in January 2004, and the balance on March 31, 2004. In connection with the amendment, Mr. Wise released FIC from certain claims he may have, including claims related to matters arising out of his employment agreement or his employment relationship with FIC.

Also, in connection with the sale of ARC to Mr. Wise, FIC entered into a consulting agreement with ARC. Under the terms of the agreement, FIC and its insurance subsidiaries could (but were not obligated to) obtain up to 2,000 hours of actuarial consulting services from ARC during the period from January 1, 2004, to December 31, 2005. During 2004 and 2005, the Company paid fees of approximately $1.16 million and $0.84 million, respectively, to ARC in connection with the provision of actuarial consulting services for the specified hours at the discounted rate stated in the agreement, including services related to the Company’s review of deferred policy acquisition costs and present value of future profits of acquired businesses.

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

14.	Commitments and Contingencies

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

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company. The suit alleges that the Company refuses to hold a shareholder meeting because FIC is currently unable to comply with Rule 14a-3 of the Securities Exchange Act of 1934. The Company claims that because FIC is not currently in a position to solicit proxies in connection with an annual meeting, or to provide an annual report to its shareholders, FIC does not believe it is currently able to hold an annual shareholders’ meeting at which its shareholders will be fully informed or represented. The suit is brought under Article 2.24(B) of the Texas Business Corporation Act, which states that if an annual meeting of shareholders is not held within any 13-month period and a written consent of shareholders has not been executed instead of a meeting, any court of competent jurisdiction in the county in which the principal office of the corporation is located may, on the application of any shareholder, summarily order a meeting to be held. Mr. Porter is asking the Court to compel the Company to have a shareholder meeting; order FIC to send notice of the meeting to the Company’s shareholders at its expense; order the Company to provide Mr. Porter with a list of shareholders as of the record date for the meeting, and costs and attorney’s fees. The Company filed its answer on June 30, 2006. On July 18, 2006, plaintiffs filed a motion to compel an annual shareholders meeting. On August 7, 2006, the Company entered into an Agreed Order On Plaintiff’s Motion to Compel Annual Shareholders Meeting (the “Order”) and agreed to (1) hold an annual shareholders meeting for the election of directors on December 6, 2006, even if the Company has not filed all relevant financial statements with the SEC or whether management is able to solicit proxies for the meeting; (2) the record date for the annual shareholders meeting shall be October 24, 2006 (the “Record Date”); (3) on or before October 27, 2006, the Company shall service Mr. Porter with a complete list of shareholders as of the Record Date and (4) in the event that the Board of Directors of FIC, between the date of the Order and the December 6, 2006 annual meeting, votes to sell either or both of FIC’s life insurance subsidiaries without first obtaining approval of FIC’s shareholders, FIC will announce such impending transaction to the public through a Form 8-K filed with the SEC, and will agree to allow Mr. Porter a reasonable amount of expedited discovery prior to the closing of such transaction(s) so that Mr. Porter may determine whether or not to seek a restraining order or temporary injunctive relief preventing the closing of such transaction(s). In such event, Mr. Porter will also appear for deposition by the Company’s counsel, at a mutually agreeable time and place prior to any hearing on an application for restraining order or temporary injunctive relief.

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

In addition, the Arbitrator awarded FICFS $28,000, plus interest at the rate of 6% per annum from July 21, 2005, to the date of payment, with respect to Johnson’s unauthorized conversion of funds held in the JNT suspense account. The order confirming the arbitration award was signed on February 27, 2006, by the Harris County district judge and the Company is currently pursuing collection of the judgment. No amounts have been recorded in the Company’s consolidated financial statements for such judgment.

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

At a hearing on December 20, 2005, the Company was successful in the intervention of Family Life and Investors Life, which allows the companies to introduce evidence in the case. The parties are currently undergoing the discovery phase of the litigation.

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

Following an extensive review of the claims made by the individual shareholder, the Panel, in January 2005, filed with the court a Petition for Declaratory Judgment pursuant to the Texas Declaratory Judgments Act and Article 5.14 of the Texas Business Corporations Act (the “Petition”). The Petition describes the process used by the Panel and its counsel in considering the matters raised in the Demand Letter and the submittal provided by counsel for the shareholder. The Petition advised the Court that, after consideration of the evidence obtained through its inquiry, the Panel had unanimously made a good faith determination that the continuation of the Committee's derivative proceeding and the commencement of any further derivative proceedings based on the allegations made by the individual shareholder was not in the best interests of FIC.

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

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of these legal proceedings previously disclosed will have on the Company’s results of operations, financial position, or cash flows.

15.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Year Ended December 31,
		2003	2002
	2004	Restated	Restated
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (14,567)	$ (17,450)	$ (9,005)

Denominator:
Weighted average common shares outstanding:
Basic	9,796	9,667	9,555
Common stock options	-	-	-
Repurchase of treasury stock	-	-	-

Diluted	9,796	9,667	9,555

Per share:
Basic	$ (1.48)	$ (1.81)	$ (0.94)
Diluted	$ (1.48)	$ (1.81)	$ (0.94)

Options to purchase 650,000 shares of common stock at a price of $16.42 were outstanding at December 31, 2004, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods in which a loss from continuing operations was incurred. Options to purchase 800,000 shares of common stock at prices ranging from $13.07 to $16.42 were outstanding at December 31, 2003, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods in which a loss from continuing operations was incurred. Options to purchase 208,850 shares of common stock at prices ranging from $8.18 to $14.30 were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods in which a loss from continuing operations was incurred.

16.	Business Concentration

One of the Company’s insurance subsidiaries, Family Life, provides mortgage protection life, disability, and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes, a significant number of these financial institutions provide Family Life with customer lists. In 2004, premium income from these products was derived from 49 states and the District of Columbia with concentrations of approximately 21% and 30% in California and Texas, respectively. In 2003, these amounts were 23% and 29%, respectively.

The Company’s other insurance subsidiary, Investors Life, also markets individual traditional life, universal life, and annuity products in 49 states, the District of Columbia, and the U.S. Virgin Islands with concentrations of approximately 13%, 8% and 8% in Pennsylvania, California, and Ohio, respectively, for 2004. For 2003, these concentrations were 14%, 8% and 8% for Pennsylvania, California, and Ohio.

17.	Discontinued Operations

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

The loss from operations of the New Era companies for the period from acquisition through December 31, 2003, was $1.2 million. The Company also incurred a loss of $4.9 million on the sale of the New Era companies. These losses and the aggregate $50,000 in cancellation payments to the principals totalled $6.1 million, which is recorded as a loss from discontinued operations in the accompanying consolidated statement of operations.

18.	Subsequent Events

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

At December 31, 2004, the Company had $589,000 of real estate available for sale, consisting of six properties. Three of these properties were sold in 2005 and the remaining three properties were sold in early 2006. Realized gains on the sales totaled $761,000 and $517,000  in 2005 and 2006, respectively.

Amendment of Subordinated Loans

As previously described in Note 10, FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at December 31, 2004. With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements.

19.	Quarterly Financial Data (Unaudited)

Previously reported unaudited quarterly financial data has been restated for the effects of the adjustments described in Note 2 to the extent applicable, as follows:

	Three Months Ended
	March 31,
		2003
	2004	As Previously Reported	As Restated
	(In thousands, except per share data)

Total revenues	$ 28,872	$ 30,268	$ 30,019

Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (2,500)	$ (2,637)	$ (2,766)
Discontinued operations	-	-	-
Loss before cumulative effect of
change in accounting principle	(2,500)	(2,637)	(2,766)
Cumulative effect of change in accounting principle	229	-	-
Net loss	$ (2,271)	$ (2,637)	$ (2,766)

Basic earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (0.25)	$ (0.27)	$ (0.29)
Discontinued operations	-	-	-
Loss before cumulative effect of
change in accounting principle	(0.25)	(0.27)	(0.29)
Cumulative effect of change in accounting principle	0.02	-	-
Net loss	$ (0.23)	$ (0.27)	$ (0.29)

Diluted earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (0.25)	$ (0.27)	$ (0.29)
Discontinued operations	-	-	-
Loss before cumulative effect of
change in accounting principle	(0.25)	(0.27)	(0.29)
Cumulative effect of change in accounting principle	0.02	-	-
Net loss	$ (0.23)	$ (0.27)	$ (0.29)

	Three Months Ended
	June 30,
		2003
	2004	As Previously Reported	As Restated
	(In thousands, except per share data)

Total revenues	$ 24,924	$ 29,740	$ 29,432

Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (3,796)	$ (2,542)	$ (2,517)
Discontinued operations	-	-	(130)
Loss before cumulative effect of
change in accounting principle	(3,796)	(2,542)	(2,647)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (3,796)	$ (2,542)	$ (2,647)

Basic earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (0.38)	$ (0.26)	$ (0.26)
Discontinued operations	-	-	(0.01)
Loss before cumulative effect of
change in accounting principle	(0.38)	(0.26)	(0.27)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (0.38)	$ (0.26)	$ (0.27)

Diluted earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (0.38)	$ (0.26)	$ (0.26)
Discontinued operations	-	-	(0.01)
Loss before cumulative effect of
change in accounting principle	(0.38)	(0.26)	(0.27)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (0.38)	$ (0.26)	$ (0.27)

Three Months Ended
September 30,
2003
	2004	As Previously Reported	As Restated
(In thousands, except per share data)

Total revenues	$ 24,643	$ 27,766	$ 26,692

Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (4,845)	$ (5,753)	$ (6,398)
Discontinued operations	-	-	29
Loss before cumulative effect of
change in accounting principle	(4,845)	(5,753)	(6,369)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (4,845)	$ (5,753)	$ (6,369)

Basic earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (0.49)	$ (0.60)	$ (0.66)
Discontinued operations	-	-	-
Loss before cumulative effect of
change in accounting principle	(0.49)	(0.60)	(0.66)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (0.49)	$ (0.60)	$ (0.66)

Diluted earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (0.49)	$ (0.60)	$ (0.66)
Discontinued operations	-	-	-
Loss before cumulative effect of
change in accounting principle	(0.49)	(0.60)	(0.66)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (0.49)	$ (0.60)	$ (0.66)

	Three Months Ended December 31,
		2003
	2004	As Previously Reported	As Restated
	(In thousands, except per share data)

Total revenues	$ 24,173	$ 23,893	$ 25,254

Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (3,426)	$ (5,433)	$ (5,769)
Discontinued operations	-	(6,133)	(6,032)
Loss before cumulative effect of
change in accounting principle	(3,426)	(11,566)	(11,801)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (3,426)	$ (11,566)	$ (11,801)

Basic earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (0.35)	$ (0.56)	$ (0.59)
Discontinued operations	-	(0.63)	(0.62)
Loss before cumulative effect of
change in accounting principle	(0.35)	(1.19)	(1.21)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (0.35)	$ (1.19)	$ (1.21)

Diluted earnings per share:
Loss from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	$ (0.35)	$ (0.56)	$ (0.59)
Discontinued operations	-	(0.63)	(0.62)
Loss before cumulative effect of
change in accounting principle	(0.35)	(1.19)	(1.21)
Cumulative effect of change in accounting principle	-	-	-
Net loss	$ (0.35)	$ (1.19)	$ (1.21)

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

SCHEDULE I – SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

	December 31, 2004
			Amount
	Amortized	Fair	Shown on the
	Cost	Value	Balance Sheet
	(In thousands)

Type of Investment:
Fixed maturity securities:
United States Government and government
agencies and authorities	$ 39,085	$ 39,493	$ 39,493
States, municipalities and political subdivisions	16,720	16,585	16,585
Corporate	252,449	256,579	256,579
Mortgage-backed and asset-backed	192,447	186,498	186,498
Total fixed maturity securities available for sale	500,701	499,155	499,155
Fixed maturity securities held for trading	1,057	1,057	1,057
Total fixed maturity securities	501,758	500,212	500,212

Equity securities	6,311	8,502	8,502
Policy loans	39,855	49,343	39,855
Invested real estate	76,580	N/A	76,580
Real estate held for sale	589	N/A	589
Short-term investments	62,514	62,514	62,514

Total investments	$ 687,607		$ 688,252

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
	2004	2003 Restated
	(In thousands)

ASSETS

Cash and cash equivalents	$ 167	$ 1,696
Short-term investments	707	-
Investments in subsidiaries*	119,981	136,035
Intercompany receivables*	7,945	7,430
Accounts receivable	1	368
Other assets	542	766

Total assets	$ 129,343	$ 146,295

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Subordinated notes payable*	2,005	2,205
Notes payable	15,000	15,000
Intercompany payables*	-	-
Other liabilities	3,235	3,194
Total liabilities	20,240	20,399

Shareholders’ equity:
Common stock, $.20 par value, 25,000,000 shares authorized in 2004 and 2003;
12,516,841 shares issued in 2004 and 2003; 9,804,009
and 9,791,024 shares outstanding in 2004 and 2003	2,504	2,504
Additional paid-in capital	70,398	70,391
Accumulated other comprehensive income (loss)	(4,667)	(2,121)
Retained earnings (including $108,341 and $119,418 of undistributed
earnings of subsidiaries at December 31, 2004 and 2003)	42,650	56,988
Total shareholders’ equity before treasury stock	110,885	127,762

Common treasury stock, at cost, 409,233 and 422,218 shares in 2004 and 2003**	(1,782)	(1,866)
Total shareholders’ equity	109,103	125,896

Total liabilities and shareholders’ equity	$ 129,343	$ 146,295

*	Eliminated in consolidation in 2004 and 2003.
**	Excludes $21.6 million of FIC stock owned by subsidiaries at December 31, 2004 and 2003.

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003 Restated	2002 Restated
	(In thousands)

Income	$ 8	$ 176	$ 12
Expenses:
Operating expenses	2,650	4,456	2,000
Interest expense	990	733	312
Total expenses	3,640	5,189	2,312

Loss from operations	(3,632)	(5,013)	(2,300)

Equity in undistributed earnings (loss) from subsidiaries	(10,706)	(18,570)	(2,565)

Net loss	$ (14,338)	$ (23,583)	$ (4,865)

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003 Restated	2002 Restated
	(In thousands)

Cash flows from operating activities:
Net loss	$ (14,338)	$ (23,583)	$ (4,865)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Decrease (increase) in accounts receivables	367	(81)	(240)
Decrease in investment in subsidiaries*	13,508	26,643	2,470
Decrease (increase) in other assets	224	(765)	(1)
Increase (decrease) in intercompany receivables/payables *	(515)	(21,171)	3,271
Increase (decrease) in other liabilities	41	387	(273)
Other	-	25	(93)
Net cash provided by (used in) operating activities	(713)	(18,545)	269

Cash flows from investing activities:
Decrease (increase) in short-term investments	(707)	-	1,300
Net cash (used in) provided by investing activities	(707)	-	1,300

Cash flows from financing activities:
Principal repayments on subordinated notes payable to Investors Life	(200)	(802)	(802)
Proceeds from bank borrowings	-	15,000	-
Cash dividend to shareholders	-	-	(2,206)
Issuance (purchase) of treasury stock	91	2,713	(362)
Issuance of capital stock	-	2,946	1,500
Net cash provided by (used in) financing activities	(109)	19,857	(1,870)

Net increase (decrease) in cash	(1,529)	1,312	(301)

Cash and cash equivalents, beginning of year	1,696	384	685

Cash and cash equivalents, end of year	$ 167	$ 1,696	$ 384

* Eliminated in consolidation

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Year Ended December 31, 2004, 2003, and 2002
Future Policy
	Deferred Policy	Benefits, Losses,	Other Policy
	Acquisition	Claims and Loss	Claims and	Premium
	Costs	Expenses (1)	Benefits Payable	Revenue
(In thousands)

2004	$ 50,640	$ 732,265	$ 12,939	$ 23,283
2003, as restated	$ 54,819	$ 763,125	$ 13,693	$ 31,057
2002, as restated	$ 51,213	$ 761,611	$ 15,842	$ 38,672

Year Ended December 31, 2004, 2003, and 2002
		Benefits, Claims,	Amortization of
	Net	Losses, and	Deferred Policy	Other
	Investment	Settlement	Acquisition	Operating
	Income	Expenses (2)	Costs	Expenses
(In thousands)

2004	$ 30,703	$ 70,666	$ 10,479	$ 34,176
2003, as restated	$ 35,346	$ 73,228	$ 9,774	$ 41,492
2002, as restated	$ 38,168	$ 83,730	$ 11,013	$ 34,573

(1) Includes contractholder funds

(2) Includes interest expense on contractholder funds

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

	Year Ended December 31, 2004, 2003, and 2002
					Percentage
		Ceded to	Assumed		of Amount
	Gross Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(In thousands)
2004
Life insurance in-force	$ 9,223,922	$ 854,124	$ -	$ 8,369,798	0%
Premium:
Life insurance	$ 27,165	$ 4,080	$ -	$ 23,085	0%
Accident and health insurance	$ 281	$ 83	$ -	$ 198	0%
Total premium	$ 27,446	$ 4,163	$ -	$ 23,283	0%

2003, as restated
Life insurance in-force	$ 10,077,749	$ 1,153,916	$ -	$ 8,923,833	0%
Premium:
Life insurance	$ 34,675	$ 3,673	$ -	$ 31,002	0%
Accident and health insurance	$ 396	$ 341	$ -	$ 55	0%
Total premium	$ 35,071	$ 4,014	$ -	$ 31,057	0%

2002, as restated
Life insurance in-force	$ 10,736,157	$ 1,274,843	$ -	$ 9,461,314	0%
Premium:
Life insurance	$ 40,995	$ 2,372	$ -	$ 38,623	0%
Accident and health insurance	$ 499	$ 450	$ -	$ 49	0%
Total premium	$ 41,494	$ 2,822	$ -	$ 38,672	0%