Form 10-Q
period 2005-03-31
FINANCIAL INDUSTRIES CORP
filed 2007-01-12
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Quarterly Period Ended March 31, 2005

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
YES ☐ NO ☒

The number of shares outstanding of Registrant's common stock on December 31, 2006 was 10,208,339.

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q of Financial Industries Corporation (the “Company” or “FIC”), the statements, analyses, and other information contained in this report relating to trends in our operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) increasing competition in the sale of insurance products; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of accumulation-type products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3-Quantitative and Qualitative Disclosures about Market Risk in Part 1, and Item 1-Legal Proceedings in Part 2, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	March 31, 2005	December 31, 2004 (1)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $547,390 and $500,701 at March 31, 2005 and December 31, 2004, respectively)	$538,370	$499,155
Fixed maturity securities held for trading, at fair value	592	1,057
Equity securities, at fair value (cost of $6,389 and $6,311 at March 31, 2005 and December 31, 2004, respectively)	8,259	8,502
Policy loans	39,170	39,855
Investment real estate	76,315	76,580
Real estate held for sale	589	589
Short-term investments	38,132	62,514
Total investments	701,427	688,252

Cash and cash equivalents	17,912	52,044
Deferred policy acquisition costs	52,394	50,640
Present value of future profits of acquired business	17,368	17,905
Agency advances and other receivables, net of allowances for doubtful accounts of $3,315 and $3,334 as of March 31, 2005 and December 31, 2004	11,346	10,539
Reinsurance receivables	38,834	36,912
Real estate held for use	13,478	13,559
Accrued investment income	6,215	5,652
Due premiums	1,928	2,045
Property and equipment, net	1,253	1,244
Other assets	2,268	2,089
Separate account assets	348,228	359,876
Total assets	$1,212,651	$1,240,757

(1) Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(In thousands) (Unaudited)

	March 31, 2005	December 31, 2004 (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$564,930	$572,090
Future policy benefits	158,456	160,175
Other policy claims and benefits payable	13,650	12,939
Notes payable	15,000	15,000
Deferred federal income taxes	1,543	3,549
Other liabilities	27,870	29,585
Separate account liabilities	348,228	359,876
Total liabilities	1,129,677	1,153,214

Commitments and contingencies (See Note 6)

Shareholders’ equity:

Common stock, $.20 par value, 25,000 shares authorized in 2005 and 2004, 12,517 shares issued in 2005 and 2004; 9,808 and 9,804 shares outstanding in 2005 and 2004	2,504	2,504
Additional paid-in capital	70,395	70,398
Accumulated other comprehensive loss	(8,130)	(4,667)
Retained earnings	41,507	42,650
Common treasury stock, at cost, 2,709 and 2,713 shares in 2005 and 2004	(23,302)	(23,342)
Total shareholders’ equity	82,974	87,543
Total liabilities and shareholders’ equity	$1,212,651	$1,240,757

(1) Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Premiums, net	$6,104	$6,750
Earned insurance charges	10,124	10,428
Net investment income	6,943	8,491
Real estate income	496	445
Net realized investment gains	360	2,119
Other	572	639
Total revenues	24,599	28,872

Benefits and expenses:
Policyholder benefits and expenses	9,867	13,367
Interest expense on contractholders deposit funds	5,500	5,907
Amortization of deferred policy acquisition costs	2,497	3,237
Amortization of present value of future profits of acquired business	666	946
Operating expenses	7,183	8,348
Interest expense	255	201
Total benefits and expenses	25,968	32,006
Loss from continuing operations before federal income taxes and cumulative effect of change in accounting principle	(1,369)	(3,134)
Benefit for federal income taxes	(226)	(634)
Loss from continuing operations before cumulative effect of change in accounting principle	(1,143)	(2,500)
Cumulative effect of change in accounting principle	-	229
Net loss	$(1,143)	$(2,271)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Three Months Ended March 31,
	2005	2004
Net Loss Per Share:

Basic:
Weighted average common shares outstanding	9,806	9,792

Basic earnings per share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.12)	$(0.25)
Cumulative effect of change in accounting principle	-	0.02
Net loss per share	$(0.12)	$(0.23)

Diluted:
Weighted average common shares and common stock equivalents	9,806	9,792

Diluted earnings per share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.12)	$(0.25)
Cumulative effect of change in accounting principle	-	0.02
Net loss per share	$(0.12)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,143)	$(2,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred policy acquisition costs	2,497	3,237
Amortization of present value of future profits of acquired business	666	946
Net realized gain on investments	(360)	(2,119)
Depreciation	926	939
Increase in accrued investment income	(563)	(1,003)
Decrease (increase) in agent advances and other receivables	(2,729)	358
Decrease in due premiums	117	56
Increase in deferred policy acquisition costs	(1,832)	(1,984)
Increase in other assets	(179)	(239)
Decrease in policy liabilities and accruals	(257)	(251)
(Decrease) increase in other liabilities	(1,715)	989
Decrease in deferred federal income taxes	(209)	(144)
Net activity from trading securities	554	760
Other, net	225	(1,026)
Net cash used in operating activities	(4,002)	(1,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(63,367)	(53,732)
Real estate capital expenditures	(448)	(40)
Proceeds from sales and maturities of fixed maturities	16,636	47,686
Proceeds froms sales of invested real estate	-	1,785
Net (increase) decrease in short-term investments	24,382	(14,172)
Net (increase) decrease in policy loans	685	(355)
Purchase of property and equipment	(107)	(62)
Net cash used in investing activities	(22,219)	(18,890)

		(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractholder fund deposits	$8,967	$12,474
Contractholder fund withdrawals	(16,878)	(17,028)
Net cash used in financing activities	(7,911)	(4,554)

Net decrease in cash	(34,132)	(25,196)

Cash and cash equivalents, beginning of year	52,044	82,436

Cash and cash equivalents, end of period	$17,912	$57,240

Supplemental Cash Flow Disclosures:
Income taxes paid (refunded)	$-	$(593)

Interest paid	$253	$205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

Because of the delays in our public reporting and the significant changes we have made to our business in the interim, we have included certain information relating to our business, current directors, current officers, and related matters which have occurred subsequent to March 31, 2005.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2005, its consolidated results of operations for the three months ended March 31, 2005 and 2004, and its consolidated cash flows for the three months ended March 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The December 31, 2004 condensed consolidated balance sheet data was derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC (“2004 Annual Report”) which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2004 Annual Report.

The consolidated financial statements include the accounts of Financial Industries Corporation (“FIC”) and its wholly owned subsidiaries. All significant intercompany items and transactions have been eliminated.

1.  Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2004, to March 31, 2005 (in thousands):

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2004	$1,446	$(1,017)	$(5,096)	$(4,667)
Current Period Change	(212)	(3,251)	-	(3,463)
Balance at March 31, 2005	$1,234	$(4,268)	$(5,096)	$(8,130)

The comprehensive income (loss) for the three months ended March 31, 2005 and 2004 is summarized as follows (in thousands):
	Three Months Ended March 31,
	2005	2004

Net loss	$(1,143)	$(2,271)
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holdings gains (losses) arising during the period	(3,701)	5,274
Reclassification adjustments for gains (losses) included in net loss	238	389
Total other comprehensive income (loss)	(3,463)	5,663

Comprehensive income (loss)	$(4,606)	$3,392

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2.  Change in Accounting Principles

The Company adopted the provisions of Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts” on January 1, 2004, resulting in an increase to income as a cumulative effect of a change in accounting principle totaling $229,000, net of taxes, as reflected in the accompanying 2004 condensed consolidated statement of operations for the three months ended March 31, 2004. The Company has certain universal life insurance products that are credited with bonus interest after applicable qualifying periods. The adoption of the new accounting principle resulted in a change in the pattern of recognition of the bonus interest expense.

3.  Earnings Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share:
	Three Months Ended March 31,
	2005	2004
	(in thousands except per share data)

BASIC:
Loss before cumulative effect of change in accounting principle	$(1,143)	$(2,500)

Weighted average common shares outstanding	9,805	9,792

Basic loss per share	$(0.12)	$(0.25)
DILUTED:
Loss before cumulative effect of change in accounting principle	$(1,143)	$(2,500)

Weighted average common shares outstanding	9,806	9,792
Common stock options	-	-
Common stock and common stock equivalents	9,806	9,792

Diluted loss per share	$(0.12)	$(0.25)

4.  Retirement Plans

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

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

The pension costs for the Family Life Pension Plan include the following components at March 31, 2005:

	Three Months Ended March 31,
	2005	2004

Service cost for benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	116,054	126,983
Expected return on plan assets	(101,269)	(108,056)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized (gains)/losses	26,226	19,276
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$41,011	$38,203

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

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

The pension costs for the ILCO Pension Plan include the following components at March 31, 2005:

	Three Months Ended March 31,
	2005	2004

Service cost for benefits earned during the year	$11,448	$145,556
Interest cost on projected benefit obligation	261,812	283,352
Expected return on plan assets	(344,766)	(342,053)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized (gains)/losses	33,920	43,775
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$(37,586)	$130,630

5.  Stock Option Plans and Other Equity Incentive Plans

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure.” SFAS No. 123 allows companies to follow existing accounting rules (APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the company recognized expense for stock-based awards based on their fair value at date of grant. The fair value disclosure assumes that fair value of option grants were calculated at the date of the grant using the Black-Scholes option pricing model. No options were granted to employees for the years ended December 31, 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. SFAS 123(R) was originally effective July 1, 2005 but later deferred by the Securities and Exchange Commission to January 1, 2006. The adoption of this statement is not expected to have any material impact on the Company’s consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6.  Commitments and Contingencies

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

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company, seeking to compel the Company to hold an annual meeting of shareholders. FIC has been unable to hold an annual meeting at which its shareholders could be fully informed, or which could be attended by a substantial portion of its shareholders, because the Company is currently unable to comply with Rule 14a-3 of the Securities Exchange Act of 1934, and thus cannot provide an annual report to shareholders or solicit proxies in connection with an annual meeting. Mr. Porter sued under Article 2.24(B) of the Texas Business Corporation Act, which provides that if an annual meeting of shareholders is not held within any 13-month period and a written consent of shareholders has not been executed instead of a meeting, any court of competent jurisdiction in the county in which the principal office of the corporation is located may, on the application of any shareholder, summarily order a meeting to be held. On August 7, 2006, the Company entered into an Agreed Order On Plaintiff’s Motion to Compel Annual Shareholders Meeting (the “Order”) and agreed among other things to hold an annual shareholders meeting for the election of directors on December 6, 2006. The Company did in fact appear for a meeting of shareholders on December 6, 2006, as required by the Agreed Order. In advance of the meeting date, a group affiliated with Mr. Porter solicited proxies from FIC shareholders in an effort to replace FIC’s Board of Directors; the Company remained unable to solicit proxies. However, on the appointed day for the shareholder meeting - December 6, 2006 - a quorum was not in attendance. On December 12, 2006, FIC filed a Motion for Summary Judgment seeking dismissal of Porter’s suit on the grounds that the Agreed Order did not dispense with the requirement of a quorum; the lack of a quorum was a direct and foreseeable result of Mr. Porter’s insistence on a one-sided solicitation and election; FIC has complied with its obligations under the Agreed Order and Mr. Porter has obtained all relief sought by his petition. FIC’s Motion for Summary Judgment remains pending and has not been heard. Mr. Porter thereafter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned. The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order providing among other things that FIC will hold an annual shareholders meeting for the election of directors on January 16, 2007 at 10:00 a.m., but that if a quorum is not present on that date, FIC will not be required to hold an annual meeting of shareholders at any time before July 17, 2007. In compliance with the December 22, 2006 order, FIC has mailed new notices of the January 16, 2007 meeting to all shareholders of record as of the October 24, 2006 Record Date.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Following the 2003 Annual Meeting, Otter Creek and FIC completed a settlement with respect to the lawsuit in December 2003. Under the settlement agreement, the Company reimbursed Otter Creek for $250,000 in proxy expenses in 2003. An additional $475,000 of proxy and litigation expenses payable in FIC common stock will be submitted to the Company’s shareholders for approval at the next Annual Meeting of Shareholders. If payment of the additional $475,000 is so approved, the amount will be expensed by the Company in the year of approval. The Board of Directors will recommend that shareholders approve the reimbursement. The settlement also included mutual releases between the Company and Otter Creek and its affiliates. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P.

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

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Deposition discovery with respect to both the case filed by Equita and M&W, and the claims in intervention asserted by Family Life and Investors Life, began in October of 2006.

In response to a motion for partial summary judgment, the Company has stipulated to certain elements of some of the causes of action asserted by Equita and M&W, including that certain representations and warranties made in the Option Agreement were partially incorrect, and that FIC was unable to comply with certain of its obligations under the Option Agreement. FIC did not stipulate, and continues to dispute, other elements of certain of the causes of action asserted by Equita and M&W, and disputes other causes of action in their entirety. FIC intends to vigorously oppose the lawsuit and any effort by Equita and M&W to recover damages from FIC, and the life insurance subsidiaries intend to vigorously prosecute their claims in intervention against Equita.

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

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

7.  Subsequent Events

Sale of Family Life Insurance Company

On December 29, 2006, the Company completed the sale of its wholly owned subsidiary, Family Life Insurance Company to The Manhattan Life Insurance Company ("Manhattan Life").  The cash sales price was $28.0 million, subject to certain post closing adjustments as set forth in the definitive agreement dated December 8, 2006.

Prior to the sale, Family Life owned 648,640 shares of FIC common stock. Such shares are reflected as common treasury stock in the accompanying consolidated financial statements. In conjunction with this transaction, the Company acquired from Family Life 324,320 of these shares and the remaining 324,320 shares remained with Family Life at the time of sale. Also, prior to the closing of the sale, the Family Life Pension Plan, along with its assets and liabilities, was transferred from Family Life Insurance Company to its upstream parent company, Family Life Corporation (“FLC”). FLC is wholly owned by FIC and all current and future obligations of the Family Life Pension Plan are the responsibility of FLC.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Also in conjunction with the sale, the Company’s Investors Life subsidiary entered into a coinsurance arrangement with Manhattan Life related to sales of certain future insurance products historically marketed by Family Life, such as traditional mortgage life insurance.

At September 30, 2006, Family Life had assets totaling approximately $121.9 million and capital and surplus totaling approximately $16.3 million, as reported on a statutory basis of accounting for insurance regulatory purposes. The Company has not yet completed the preparation of its 2006 consolidated financial statements as prepared under GAAP. The estimated GAAP equity basis in Family Life, including other adjustments that will affect the determination of loss from the sale, totals approximately $60 million. Accordingly, management estimates that a GAAP loss between $30 million and $35 million will result from this sale. The foregoing amounts are unaudited and could change significantly upon completion of 2006 GAAP financial statements and the audits of such financial statements.

Sale of Real Estate

On June 1, 2005, the Company sold the River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross purchase price of $103 million. The office complex is located in Austin, Texas. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One (approximately 76,000 square feet) for a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation of the lease at March 31, 2008. The Company will realize a gain of $10.6 million on the sale, which includes both a current realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

At March 31, 2005 and December 31, 2004, the Company had $589,000 of real estate held for sale, consisting of six properties. Three of these properties were sold subsequently in 2005 and the remaining three properties were sold in early 2006. Realized gains on the sales totaled $761,000 and $517,000 in 2005 and 2006, respectively.

Amendment of Subordinated Loans

FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at March 31, 2005 and December 31, 2004. With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements. The Company retired these subordinated notes payable on December 29, 2006 using a portion of the proceeds from the sale of Family Life Insurance Company.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of March 31, 2005, compared with December 31, 2004, and its results of operations for the three months ended March 31, 2005, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2004, to which the reader is directed for additional information.

Results of Operations - Three Months Ended March 31, 2005 and 2004

For the three-month period ended March 31, 2005, FIC’s net loss was $1.1 million (basic and diluted loss of $.12 per common share) on revenues of $24.6 million as compared to net loss of $2.3 million (basic and diluted loss of $.23 per common share) on revenues of $28.9 million in the first three months of 2004.

In 2005, FIC’s net loss was affected by the following items:

•	Decline in premiums earned of $646,000 due to the reduction in the number of policies in-force from the run-off experienced in the prior year;

•
Decline in net investment income of $1.5 million due to effects of lower interest rates and the decline in investments held in fixed maturities, equity securities, or short-term investments from March 31, 2004;

•	Decrease in net realized investment gains of $1.8 million due to the reduction in sales of securities and real estate during the first quarter of 2005;

•	Decline in policyholder benefits and expenses of $3.5 million due to the decline in the amount of death benefits and policy surrenders;

•	Decline in operating expenses of $1.2 million primarily due to a reduction in accounting, actuarial, legal, and other consulting fees.

In 2004, FIC’s net loss was affected by the following:

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

•
Significant auditing, actuarial, accounting, consulting, and legal fees were incurred throughout 2004, much of which was associated with the internal review of the Company’s financial accounts and resulting restatement of prior years’ financial statements as reported in its 2004 Form 10-K filing.

The above described items need to be taken into consideration in drawing comparisons between the operating results for the three months ended March 31, 2005 and 2004.

Index

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium revenues for the first three months of 2005, net of reinsurance ceded, was $6.1 million, as compared to $6.8 million in the first three months of 2004. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiaries for both first year and renewal premiums. The decrease in renewal premiums is exceeding first year premium production levels, resulting in the overall decline in premium revenues on traditional life insurance products.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue. For the three months ended March 31, 2005 and 2004, annuity deposits and UL premiums totaled $9.0 million and $12.5 million, respectively.

The decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products due primarily to the current interest-rate environment and certain design features of FIC’s current annuity products.

Earned insurance charges totaled $10.1 million for the first three months of 2005, compared to $10.4 million in the same period of 2004. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges. The decrease in earned insurance charges from 2004 to 2005 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the first three months of 2005 was $6.9 million as compared to $8.5 million in the same period of 2004. The decrease in net investment income from 2004 to 2005 was primarily attributable to 1) a decline in the income received from the Company’s interest-bearing investments, resulting from decreasing interest rates during 2004 and 2) reduction in total investments in fixed maturities, equity securities, and short-term investments compared to March 31, 2004.

Real estate income is primarily earned from the leases at the Company’s River Place Pointe office complex in Austin, Texas. Real estate income (revenues from leases less associated operating expenses and depreciation) was relatively comparable totaling $496,000 and $445,000 for the three-month period ended March 31, 2005 and 2004, respectively. In June 2005, the Company sold the River Place Pointe property, and, accordingly, the Company will no longer have significant real estate income subsequent to June 2005 as the sales proceeds were reinvested primarily in fixed maturity securities.

Net realized investment gains were $360,000 in the first three months of 2005, as compared to $2.1 million in the first three months of 2004. The realized gains for 2005 were primarily from the sales of fixed maturity securities. The realized gains for 2004 were primarily from the sales of fixed maturity securities and one of the Company’s real estate properties classified as held for sale.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $9.9 million in the first three months of 2005, as compared to $13.4 million in the first three months of 2004. The decrease in policyholder benefits and expenses was primarily attributable to lower death claims and decreases in policy liabilities for traditional life insurance policies due to the surrenders of policies.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $5.5 million in the first three months of 2005, as compared to $5.9 million in the same period of the year 2004. The decrease in interest expense in 2005 was primarily attributable to the continued trend of reductions in interest rates credited to policyholders, as the Company managed its interest spread in response to the low and declining interest rates that characterized 2005 and 2004.

Index

With the decline in market interest rates, there can be effects on the interest spread which is the difference in the Company’s investment portfolio rate and the interest rates credited on policyholder contracts for universal life insurance and annuities. The Company responded to the lower market rates by lowering many of the credited rates on its policies during 2004 and 2005. However, universal life insurance and annuity policies have contractual minimum guaranteed rates and credited rates cannot be lower than such minimums. Because many of the Company’s policies have minimum guaranteed rates of 4.0%, the market interest rate environment in recent years has put pressure on the Company’s interest spread.

Amortization of deferred policy acquisition costs (“DAC”) for the first three months of 2005 was $2.5 million, as compared to $3.2 million in the same period in 2004. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period.

Present value of future profits of acquired business (“PVFP”) is amortized in a similar manner as DAC, as previously described, for acquired traditional and interest sensitive business. Amortization of PVFP totaled $666,000 and $946,000 for the three months ended March 31, 2005 and 2004, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first three months of 2005 were $7.2 million, as compared to $8.3 million in the first three months of 2004. This decrease in the level of operating expenses is primarily the result of several unusual items occurring during the first quarter of 2004.

During 2004, the Company took significant steps to reduce the level of operating expenses. Subsequent to the changes in the Board and management in late 2003 and early 2004, a comprehensive review of the Company’s staffing and operational structure was performed. This review identified numerous opportunities in these areas for reductions in the Company’s cost structure, given the current levels of sales and business in force. Accordingly, significant reductions in staffing levels were achieved in late 2003 and during 2004.

Although cost reduction steps were implemented in 2004, with additional steps taken in 2005, these savings were significantly offset by extraordinary auditing, actuarial, accounting and other consulting, and legal expenses associated with the reexamination and restatement of the Company’s 2003 consolidated financial statements, compliance with Sarbanes-Oxley, and with its litigation matters as previously described herein.

Interest expense was $255,000 and $201,000 for the three months ended March 31, 2005 and 2004, respectively. The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”). The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%.

Taxes

The provision for federal income taxes on loss from operations, before cumulative effect of change in accounting principles, reflects tax benefits totaling $226,000 and $634,000 for the three months ended March 31, 2005 and 2004, respectively. These tax amounts equate to effective tax benefit rates of 16.5% and 20.2% for the three months ended March 31, 2005 and 2004, respectively. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company is due to increases in the valuation allowance for deferred tax assets. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

Index

Change in Accounting Principle

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts.” This resulted in recognizing additional income totaling $229,000, net of taxes, as a cumulative effect of change in accounting principle for the three months ended March 31, 2004. The implementation of this SOP resulted in a change in the pattern of recognition of bonus interest credited to contractholders for certain of the Company’s insurance products.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is an insurance holding company whose principal assets consist of its insurance subsidiaries - Family Life Insurance Company (“Family Life”) and Investors Life Insurance Company of North America (“Investors Life”). As a holding company, FIC’s ability to pay interest and principal on its debt, pay its expenses, and pay dividends on its common stock depend substantially upon its receipt of dividends or other cash flow from these subsidiaries.

Liquidity management is designed to ensure that adequate funds are available to meet all current and future financial obligations. The Company meets its liquidity requirements primarily by funding cash used in operations with cash flows provided by investing activities. Proper liquidity management is crucial to preserve stable, reliable, and cost-effective sources of cash to meet the future benefit payments under our various insurance and deposit contracts, pay operating expenses (including interest and income taxes), and maintain reserve requirements. In this process, we focus on our assets and liabilities, and the impact of changes in both short-term and long-term interest rates, market liquidity and other factors. We believe we have the ability to generate adequate cash flows to fund obligations as they come due.

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of March 31, 2005, Investors Life held $15.4 million of notes receivable from the Company (the “Affiliated Notes”) with quarterly interest payments at an annual rate of 5%. Although this intercompany indebtedness is eliminated on FIC’s condensed consolidated balance sheets, it creates a debt service requirement at the holding company level.

With the approval of the Texas Department of Insurance, the Affiliated Notes were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. As previously described in Note 7 of the accompanying financial statements, the Company retired the Affiliated Notes on December 29, 2006, using a portion of the proceeds from the sale of Family Life Insurance Company.

The holding company’s other principal liquidity requirement is debt service on the $15 million of Senior Notes. These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2%. The principal amount of the Senior Notes must be repaid in a single payment in 2033.

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

In June 2004, FIC, with the approval of the Texas Department of Insurance, formed a service company subsidiary and transferred to it many of the administrative functions of the insurance companies. The new service company charges each insurance company a monthly service fee that is calculated using a formula based on policies under management, new policies issued, managed assets, and other factors. Profits earned by the service company are paid as dividends to the holding company, providing an additional source of liquidity at the holding company level.

Index

The ability of Family Life and Investors Life to pay dividends to FIC and help meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Family Life and Investors Life can pay such dividends by (a) including the “greater of" standard for payment of dividends to shareholders and (b) requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of" standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the capital and surplus or (ii) the insurer's net gain from operations for the previous year.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of March 31, 2005 were $564.9 million, compared to $572.1 million at December 31, 2004. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At March 31, 2005, the bulk of the liabilities for contractholder deposit funds on FIC’s condensed consolidated balance sheet, $421.7 million, represented insurance products, as compared to $143.2 million of annuity product liabilities.

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

Cash and cash equivalents at March 31, 2005 were $17.9 million compared to $52.0 million at December 31, 2004. The $34.1 million decrease in cash and cash equivalents at March 31, 2005 from December 31, 2004 was due primarily to reinvestment of cash into fixed maturity securities, and contractholder fund withdrawals in excess of deposits for universal life insurance and annuity products.

Net cash used by operating activities was $4.0 million for the three month period ended March 31, 2005, compared to $1.8 million used in operating activities for the same period of 2004. The predominant changes in net cash used by operating activities between 2005 and 2004 are due to 1) increases in agent advances and other receivables, and 2) decreases in other liabilities.

Net cash used in investing activities was $22.2 million for the three month period ended March 31, 2005, compared to net cash used in investing activities totalling $18.9 million for the same period of 2004. The $3.3 million change in cash used in investing activities in 2005 compared to 2004 was due primarily to reinvestment of cash into fixed maturity securities, which exceeded proceeds from calls, maturities and sales of fixed maturity securities for the applicable periods. These purchases of fixed maturities were also funded with proceeds from short-term investments, which were primarily purchased during the three month period ended March 31, 2004.

Index

Net cash used in financing activities was $7.9 million in the first three months of 2005, compared to $4.6 million in the first three months of 2004. The components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For the three months ended March 31, 2005 and 2004, contractholder fund withdrawals exceeded deposits by $7.9 million and $4.6 million respectively. The change in net withdrawals in 2005 is due to a decline in deposits in 2005 from 2004, primarily related to the temporary discontinuance of annuity sales, of $3.5 million offset by a slight decrease in withdrawals of $150,000 for the same period, due to a decline in the number of surrenders.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

During the three months ended March 31, 2005, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) decreased by $4.6 million. The primary changes resulting in the decrease to shareholders’ equity are detailed as follows:

•	Net loss for the quarter of $1.1 million;
•	$212,000 decrease from change in net unrealized gains on investments in equity securities; and
•	$3.3 million decrease from change in net unrealized gains on investments in fixed maturity securities available for sale

Assets

In 2003, following a review of the investment portfolios of the life insurance subsidiaries of the Company and the poor performance of recent reinvestments by the former management, the Investment Committee of the Company's then newly elected Board of Directors recommended the engagement of a third-party investment manager to provide ongoing, professional management of the portfolios. In October 2003, the life insurance subsidiaries entered into investment management agreements with Conning. Under these agreements, Conning manages the investment security portfolios of the Company’s life insurance subsidiaries in accordance with investment policies set by the Company’s Board of Directors.

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

Since the engagement of Conning as the Company’s investment manager, the Company has realigned its portfolio, decreasing its investment in mortgage-backed securities (including asset-backed securities) significantly, from 37.4% at December 31, 2004 to 33.1% at March 31, 2005, expressed as a percentage of its total investment in fixed maturities. Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). As of March 31, 2005, the market value of FIC’s equity securities was $8.3 million, compared to $8.5 million at December 31, 2004. The decrease is related to a decrease in the value of the underlying funds in the separate accounts.

Index

FIC’s real estate investment is primarily related to the River Place Pointe office complex (“River Place Pointe”) owned by Investors Life. At March 31, 2005, FIC’s investment totaled $89.8 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. FIC and its insurance company subsidiaries occupy one of the seven buildings. Three of the other buildings were substantially leased, but three buildings remained vacant as of March 31, 2005. The project was sold in June 2005, in a cash transaction, for $103 million. The Company will realize a gain of $10.6 million on the sale, which includes both a current realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

Investors Life had $348.2 million of separate account assets as of March 31, 2005 (not including the value of the Company’s own investment in one of the accounts), as compared to $359.9 million at the end of 2004. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $723.4 million at March 31, 2005, compared to $732.3 million at December 31, 2004. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

During the three months ended March 31, 2005, deferred income taxes decreased $2.0 million from December 31, 2004. The change is most notably due to the tax effect of the current year operating results on the net operating loss position of the Company, the change in unrealized losses on fixed maturities available for sale and the change in valuation allowance based on the future realization of the deferred tax assets. This valuation allowance increased due to the continuing net losses of the Company, resulting in fewer recoverable deferred tax assets to offset deferred tax liabilities.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 6.8% at March 31, 2005, compared to 7.1% at December 31, 2004. If separate account assets were not included (which management believes is appropriate) this ratio would have been higher by 2.8% and 2.9% at March 31, 2005 and December 31, 2004, respectively. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

FIC’s insurance subsidiaries are subject to regulation under state law. Among other requirements, these state laws and regulations impose capital adequacy requirements on insurance companies. Using a calculation that takes into account the quality, liquidity, maturities, and amounts of its assets and liabilities, each insurance company is required to calculate its “risk-based capital” (or “RBC”). Total adjusted capital must exceed 200% of the authorized control level RBC to avoid supervisory activity by the insurance regulators. As of December 31, 2005, the total adjusted capital of FIC’s insurance subsidiaries, Family Life and Investors Life, was approximately 717% and 560% of its authorized control level risk-based capital, respectively. The RBC ratio of Investors Life improved as a result of the June 2005 sale of the River Place Pointe real estate investment.

Index

State regulators also use NAIC IRIS ratios to monitor capital adequacy requirements. The NAIC ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2004, each of the Company’s insurance subsidiaries had six IRIS ratios outside of the usual ranges. However, for 2005 Family Life had five ratios and Investors Life had two ratios which were outside the usual ranges. For Family Life, the ratios outside the usual ranges were primarily related to changes in capital and surplus, net income, investment income, and non-admitted assets. For Investors Life, the ratios outside the usual ranges were primarily related to investment income and changes in premium.

Critical Accounting Policies

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use significant judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future transactions. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, estimates, assumptions and judgments are evaluated based on historical experience and various other information believed to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1 - Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Accounting for Premiums on Universal Life Policies and for Annuity Deposits

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), universal life insurance premiums and annuity deposits received are reflected in FIC’s consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Instead, revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided. Similarly, surrender benefits paid relating to universal life insurance policies and annuities are reflected as decreases in liabilities for contractholder deposit funds and not as expenses.

Investments

The Company’s principal investments are in fixed maturity securities and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive income. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from a variety of external sources. The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. At the end of each quarter, all securities are reviewed where fair value is less than ninety percent of amortized cost for six months or more to determine whether impairments should be recorded. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost, (2) the financial position of the issuer, including the current and future impact of any specific events, and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss. There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other-than-temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

Index

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

Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business

The costs of acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are included in deferred policy acquisition costs (“DAC”). DAC is capitalized and then amortized to reflect an appropriate expense in relation to the projected stream of profits (for universal life and annuity products) or to the premium revenue stream (for traditional life products). Similarly, when existing blocks of business are acquired, an intangible capital asset (termed “present value of future profits of acquired business” or “PVFP”) reflecting the costs of acquiring the business is created and then amortized relative to the expected revenues and profitability of the block.

Projections used to determine the rate of amortization of DAC and PVFP require extensive assumptions about, among other things, interest margins, product loads, mortality rates, persistency rates, and maintenance expense levels. In setting the levels of DAC and PVFP amortization, important assumptions must also be made about the appropriate level at which blocks of policies will be aggregated for testing the acceptability of amortization schedules, and views vary widely on this topic. These assumptions involve judgment and are compared to actual experience on an ongoing basis. Significant changes in these assumptions can impact the carrying balance of DAC and PVFP and produce changes that must be reflected in the current period’s income as an unlocking adjustment. Loss recognition is evaluated periodically on an aggregate basis that combines deferred policy acquisition costs with the present value of future profits on acquired business.

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 14.0% of its total liabilities at March 31, 2005, or 20.3% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of future results in amounts which may be material.

Index

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

FIC’s principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest yields on fixed rate investments. For a discussion of the Company’s investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company’s insurance subsidiaries, please refer to the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $30.4 million at March 31, 2005 and $28.1 million at December 31, 2004. For purposes of the foregoing estimate, fixed maturity securities available for sale, and held for trading, and short-term investments were taken into account. The fair value of such assets was $577.1 million at March 31, 2005 and $562.7 million at December 31, 2004.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $170.0 million at March 31, 2005 and $179.1 million at December 31, 2004. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $13.2 million at March 31, 2005 and $14.1 million at December 31, 2004.

Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders.

The Company generally does not use derivative financial instruments to manage its exposure to fluctuations in interest rates.

Index

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of March 31, 2005. Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, FIC’s disclosure controls and procedures were ineffective.

Management had assessed our internal control over financial reporting as of December 31, 2004, the end of our most recent fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As disclosed in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2004, in performing its assessment of internal control over financial reporting, management determined that material weaknesses existed in the Company’s internal controls relating to the following areas: control environment, risk assessment, control monitoring, financial close and reporting, segregation of duties, reconciliations, use of third-party service providers, safeguarding of assets, reinsurance, and policy data integrity.

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of March 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to in this Item.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact on the condensed consolidated financial statements.

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company, seeking to compel the Company to hold an annual meeting of shareholders. FIC has been unable to hold an annual meeting at which its shareholders could be fully informed, or which could be attended by a substantial portion of its shareholders, because the Company is currently unable to comply with Rule 14a-3 of the Securities Exchange Act of 1934, and thus cannot provide an annual report to shareholders or solicit proxies in connection with an annual meeting. Mr. Porter sued under Article 2.24(B) of the Texas Business Corporation Act, which provides that if an annual meeting of shareholders is not held within any 13-month period and a written consent of shareholders has not been executed instead of a meeting, any court of competent jurisdiction in the county in which the principal office of the corporation is located may, on the application of any shareholder, summarily order a meeting to be held. On August 7, 2006, the Company entered into an Agreed Order On Plaintiff’s Motion to Compel Annual Shareholders Meeting (the “Order”) and agreed among other things to hold an annual shareholders meeting for the election of directors on December 6, 2006. The Company did in fact appear for a meeting of shareholders on December 6, 2006, as required by the Agreed Order. In advance of the meeting date, a group affiliated with Mr. Porter solicited proxies from FIC shareholders in an effort to replace FIC’s Board of Directors; the Company remained unable to solicit proxies. However, on the appointed day for the shareholder meeting - December 6, 2006 - a quorum was not in attendance. On December 12, 2006, FIC filed a Motion for Summary Judgment seeking dismissal of Porter’s suit on the grounds that the Agreed Order did not dispense with the requirement of a quorum; the lack of a quorum was a direct and foreseeable result of Mr. Porter’s insistence on a one-sided solicitation and election; FIC has complied with its obligations under the Agreed Order and Mr. Porter has obtained all relief sought by his petition. FIC’s Motion for Summary Judgment remains pending and has not been heard. Mr. Porter thereafter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned. The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order providing among other things that FIC will hold an annual shareholders meeting for the election of directors on January 16, 2007 at 10:00 a.m., but that if a quorum is not present on that date, FIC will not be required to hold an annual meeting of shareholders at any time before July 17, 2007. In compliance with the December 22, 2006 order, FIC has mailed new notices of the January 16, 2007 meeting to all shareholders of record as of the October 24, 2006 Record Date.

Index

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

Following the 2003 Annual Meeting, Otter Creek and FIC completed a settlement with respect to the lawsuit in December 2003. Under the settlement agreement, the Company reimbursed Otter Creek for $250,000 in proxy expenses in 2003. An additional $475,000 of proxy and litigation expenses payable in FIC common stock will be submitted to the Company’s shareholders for approval at the next Annual Meeting of Shareholders. If payment of the additional $475,000 is so approved, the amount will be expensed by the Company in the year of approval. The Board of Directors will recommend that shareholders approve the reimbursement. The settlement also included mutual releases between the Company and Otter Creek and its affiliates. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P.

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

Index

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

Index

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

Deposition discovery with respect to both the case filed by Equita and M&W, and the claims in intervention asserted by Family Life and Investors Life, began in October of 2006.

In response to a motion for partial summary judgment, the Company has stipulated to certain elements of some of the causes of action asserted by Equita and M&W, including that certain representations and warranties made in the Option Agreement were partially incorrect, and that FIC was unable to comply with certain of its obligations under the Option Agreement. FIC did not stipulate, and continues to dispute, other elements of certain of the causes of action asserted by Equita and M&W, and disputes other causes of action in their entirety. FIC intends to vigorously oppose the lawsuit and any effort by Equita and M&W to recover damages from FIC, and the life insurance subsidiaries intend to vigorously prosecute their claims in intervention against Equita.

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

Index

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2005.

ITEM 5. OTHER INFORMATION

None

Index

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer of FIC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of FIC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of FIC pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of FIC pursuant to 18 U.S.C. Section 1350.

(b)	Reports of Form 8-K

(i)    On March 23, 2005 the Registrant filed a Current Report on Form 8-K.  The current report disclosed Entry into a Material Definitive Agreement whereby on March 17, 2005, a subsidiary of the Company entered into an agreement to sell its investment in the office building project known as River Place Pointe to Aspen Growth Properties, Inc., an unaffiliated third party, for a cash sale price of $103 million.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INDUSTRIES CORPORATION
(Registrant)

Date: January 12, 2007	By: /s/ Michael P. Hydanus
Michael P. Hydanus
Interim President and Chief Executive Officer

Date: January 12, 2007	By: /s/ Vincent L. Kasch
Vincent L. Kasch
Chief Financial Officer
(Principal Accounting and Financial Officer)