Form 10-Q
period 2005-06-30
FINANCIAL INDUSTRIES CORP
filed 2007-01-12
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Quarterly Period Ended June 30, 2005

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

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q of Financial Industries Corporation (the “Company” or “FIC”), the statements, analyses, and other information contained in this report relating to trends in the Company’s operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) increasing competition in the sale of insurance; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of accumulation-type products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3-Quantitative and Qualitative Disclosures about Market Risks in Part 1, and Item 1-Legal Proceedings in Part 2, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	June 30, 2005	December 31, 2004 (1)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $552,636 and $500,701 at June 30, 2005 and December 31, 2004, respectively)	$555,896	$499,155
Fixed maturity securities held for trading, at fair value	342	1,057
Equity securities, at fair value (cost of $8,368 and $6,311 at June 30, 2005 and December 31, 2004, respectively)	10,414	8,502
Policy loans	38,755	39,855
Investment real estate	-	76,580
Real estate held for sale	371	589
Short-term investments	86,982	62,514
Total investments	692,760	688,252

Cash and cash equivalents	53,664	52,044
Deferred policy acquisition costs	47,781	50,640
Present value of future profits of acquired business	16,475	17,905
Agency advances and other receivables, net of allowances for doubtful accounts of $3,350 and $3,334 as of June 30, 2005 and December 31, 2004	9,050	10,539
Reinsurance receivables	39,763	36,912
Real estate held for use	-	13,559
Accrued investment income	6,543	5,652
Due premiums	1,885	2,045
Property and equipment, net	1,229	1,244
Other assets	2,195	2,089
Separate account assets	349,439	359,876
Total assets	$1,220,784	$1,240,757

(1)	Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(In thousands) (Unaudited)

	June 30, 2005	December 31, 2004 (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$558,047	$572,090
Future policy benefits	157,341	160,175
Other policy claims and benefits payable	10,817	12,939
Notes payable	15,000	15,000
Deferred federal income taxes	6,191	3,549
Other liabilities	30,478	29,585
Separate account liabilities	349,439	359,876
Total liabilities	1,127,313	1,153,214

Commitments and contingencies (See Note 7)

Shareholders’ equity:

Common stock, $.20 par value, 25,000 shares authorized in 2005 and 2004, 12,517 shares issued in 2005 and 2004; 9,813 and 9,804 shares outstanding in 2005 and 2004	2,504	2,504
Additional paid-in capital	70,406	70,398
Accumulated other comprehensive loss	(2,364)	(4,667)
Retained earnings	46,189	42,650
Common treasury stock, at cost, 2,704 and 2,713 shares in 2005 and 2004	(23,264)	(23,342)
Total shareholders’ equity	93,471	87,543
Total liabilities and shareholders’ equity	$1,220,784	$1,240,757

(1)	Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues:
Premiums, net	$5,877	$5,685
Earned insurance charges	10,210	10,468
Net investment income	7,805	8,142
Real estate income	51	397
Net realized investment gains	8,910	(265)
Other	674	497
Total revenues	33,527	24,924

Benefits and expenses:
Policyholder benefits and expenses	10,069	10,982
Interest expense on contractholders deposit funds	5,647	5,839
Amortization of deferred policy acquisition costs	3,170	2,910
Amortization of present value of future profits of acquired business	657	752
Operating expenses	7,404	8,801
Interest expense	277	210
Total benefits and expenses	27,224	29,494

Income (loss) from continuing operations before federal income taxes	6,303	(4,570)
Provision (benefit) for federal income taxes	1,621	(774)

Net income (loss)	$4,682	$(3,796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Three Months Ended June 30,
	2005	2004
Net Income (Loss) Per Share:

Basic:
Weighted average common shares outstanding	9,810	9,795

Basic earnings (loss) per share	$0.48	$(0.38)

Diluted:
Weighted average common shares and common share equivalents	9,810	9,795

Diluted earnings (loss) per share	$0.48	$(0.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenues:
Premiums, net	$11,981	$12,435
Earned insurance charges	20,334	20,896
Net investment income	14,748	16,633
Real estate income	547	842
Net realized investment gains	9,270	1,854
Other	1,246	1,136
Total revenues	58,126	53,796

Benefits and expenses:
Policyholder benefits and expenses	19,936	24,349
Interest expense on contractholders deposit funds	11,147	11,746
Amortization of deferred policy acquisition costs	5,667	6,147
Amortization of present value of future profits of acquired business	1,323	1,698
Operating expenses	14,587	17,149
Interest expense	532	411
Total benefits and expenses	53,192	61,500
Income (loss) from continuing operations before federal income taxes and cumulative effect of change in accounting principle	4,934	(7,704)
Provision (benefit) for federal income taxes	1,395	(1,408)

Income (loss) before cumulative effect of change in accounting principle	3,539	(6,296)
Cumulative effect of change in accounting principle	-	229
Net income (loss)	$3,539	$(6,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Six Months Ended June 30,
	2005	2004
Net Income (Loss) Per Share:

Basic:
Weighted average common shares outstanding	9,808	9,793

Basic earnings per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.36	$(0.64)
Cumulative effect of change in accounting principle	-	0.02
Net income (loss) per share	$0.36	$(0.62)

Diluted:
Weighted average common shares and common share equivalents	9,808	9,793

Diluted earnings per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.36	$(0.64)
Cumulative effect of change in accounting principle	-	0.02
Net income (loss) per share	$0.36	$(0.62)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,539	$(6,067)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred policy acquisition costs	5,667	6,147
Amortization of present value of future profits of acquired business	1,323	1,698
Net realized gains on investments	(9,270)	(1,854)
Depreciation	1,612	1,762
Increase in accrued investment income	(891)	(473)
Increase in agent advances and other receivables	(1,362)	(10,742)
Decrease in due premiums	160	60
Increase in deferred policy acquisition costs	(3,873)	(3,397)
Decrease (increase) in other assets	(106)	702
Decrease in policy liabilities and accruals	(2,561)	(2,246)
Increase in other liabilities	893	3,400
(Decrease) increase in deferred federal income taxes	1,467	(382)
Net activity from trading securities	647	3,053
Other, net	(1,656)	(310)
Net cash used in operating activities	(4,411)	(8,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(91,429)	(80,922)
Real estate capital expenditures	(550)	(64)
Proceeds from sales and maturities of fixed maturities	37,507	104,705
Proceeds from sales of invested real estate	100,529	1,785
Net increase in short-term investments	(24,468)	(49,849)
Net decrease in policy loans	1,100	144
Purchase of property and equipment	(220)	(300)
Net cash provided by (used in) investing activities	22,469	(24,501)

		(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractholder fund deposits	$17,362	$22,925
Contractholder fund withdrawals	(33,800)	(34,476)
Net cash used in financing activities	(16,438)	(11,551)

Net increase (decrease) in cash	1,620	(44,701)

Cash and cash equivalents, beginning of year	52,044	82,436

Cash and cash equivalents, end of period	$53,664	$37,735

Supplemental Cash Flow Disclosures:
Income taxes paid (refunded)	$-	$(1,093)

Interest paid	$517	$411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

Because of the delays in our public reporting and the significant changes we have made to our business in the interim, we have included certain information relating to our business, current officers, and related matters which have occurred subsequent to June 30, 2005.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2005, its consolidated results of operations for the three months and six months ended June 30, 2005 and 2004, and its consolidated cash flows for the six months ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The December 31, 2004 condensed consolidated balance sheet data was derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC (“2004 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2004 Annual Report.

The consolidated financial statements include the accounts of Financial Industries Corporation (“FIC”) and its wholly owned subsidiaries. All significant intercompany items and transactions have been eliminated.

1.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2004 to June 30, 2005 (in thousands):

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2004	$1,446	$(1,017)	$(5,096)	$(4,667)
Current Period Change	(96)	2,399	-	2,303
Balance at June 30, 2005	$1,350	$1,382	$(5,096)	$(2,364)

The comprehensive income (loss) for the three and six months ending June 30, 2005 and 2004 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$4,682	$(3,796)	$3,539	$(6,067)
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holdings gains (losses) arising during the period	5,631	(13,134)	1,931	(7,860)
Reclassification adjustments for gains (losses) included in net loss	135	(168)	372	221
Total other comprehensive income (loss)	5,766	(13,302)	2,303	(7,639)

Comprehensive income (loss)	$10,448	$(17,098)	$5,842	$(13,706)

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

3.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except per share data)

BASIC:
Income (loss) before cumulative effect of change in accounting principle	$4,682	$(3,796)	$3,539	$(6,296)

Weighted average common shares outstanding	9,810	9,795	9,808	9,793

Basic income (loss) per share	$0.48	$(0.38)	$0.36	$(0.64)
DILUTED:
Income (loss) before cumulative effect of change in accounting principle	$4,682	$(3,796)	$3,539	$(6,296)

Weighted average common shares outstanding	9,810	9,795	9,808	9,793
Common stock options	-	-	-	-
Common stock and common stock equivalents	9,810	9,795	9,808	9,793

Diluted income (loss) per share	$0.48	$(0.38)	$0.36	$(0.64)

4.	Net Realized Investment Gains - Sale of Real Estate

On June 1, 2005, the Company sold the River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross purchase price of $103 million. The office complex is located in Austin, Texas. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One (approximately 76,000 square feet) for a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation of the lease at March 31, 2008. The Company will realize a gain of $10.6 million on the sale, which includes both a current realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized as a reduction of office lease expenses over the period from the sale date through March 31, 2008.

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

The pension costs for the Family Life Pension Plan include the following components at June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Service cost for benefits earned during the year	$-	$-	$-	$-
Interest cost on projected benefit obligation	116,054	126,983	232,108	253,966
Expected return on plan assets	(101,269)	(108,056)	(202,537)	(216,112)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized (gains)/losses	26,226	19,276	52,452	38,552
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit cost	$41,011	$38,203	$82,023	$76,406

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

The pension costs for the ILCO Pension Plan include the following components at June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Service cost for benefits earned during the year	$11,448	$145,556	$22,896	$291,112
Interest cost on projected benefit obligation	261,812	283,352	523,624	566,704
Expected return on plan assets	(344,766)	(342,053)	(689,532)	(684,106)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized (gains)/losses	33,920	43,775	67,840	87,550
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit cost	$(37,586)	$130,630	$(75,172)	$261,260

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

7.	Commitments and Contingencies

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

Deposition discovery with respect to both the case filed by Equita and M&W, and the claims in intervention asserted by Family Life and Investors Life, began in October 2006.

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

Management Conclusion on Legal Proceedings

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of these foregoing legal proceedings will have on the Company’s results of operations, financial position, or cash flows.

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

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8.	Subsequent Events

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

Amendment of Subordinated Loans

FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at June 30, 2005 and December 31, 2004. With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements. The Company retired these subordinated notes payable on December 29, 2006 using a portion of the proceeds from the sale of Family Life Insurance Company.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of June 30, 2005, compared with December 31, 2004, and its results of operations for the three and six month periods ended June 30, 2005, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2004, to which the reader is directed for additional information.

Results of Operations - Three Months Ended June 30, 2005 and 2004

For the three month period ended June 30, 2005, the Company reported net income of $4.7 million and basic and diluted earnings per common share of $0.48 compared to a net loss of $3.8 million and basic and diluted loss per common share of $0.38 for the three month period ended June 30, 2004. The three months ended June 30, 2005 and 2004 include the impact of certain trends and changes in the business of the Company which are dominant in the results of the six months ended June 30, 2005 and 2004. These items are described in the six-month results of operations below. Of these results, certain significant items of change between the three months ended June 30, 2005 and 2004 which result in the significant change in net income between periods are as follows:

•	Increase in net realized gains of $9.2 million primarily due to the sale of River Place Pointe;
•	Decrease in operating expenses of $1.4 million resulting from the reduction of unusual expenses noted below in the six months ended June 30, 2004;
•	Increase in provision for federal income taxes of $2.4 million.

Results of Operations - Six Months Ended June 30, 2005 and 2004

For the six-month period ended June 30, 2005, FIC’s net income was $3.5 million (basic and diluted earnings of $.36 per common share) on revenues of $58.1 million as compared to net loss of $6.1 million (basic and diluted loss of $.62 per common share) on revenues of $53.8 million in the first six months of 2004.

In 2005, FIC’s net income (loss) was affected by the following:

•
Decrease in net investment income of $1.9 million primarily due to effects of lower market interest rates and the decline in investments held in fixed maturities, equity securities, or short-term investments from June 30, 2004;

•	Increase in net realized gains of $7.4 million primarily due to the sale of River Place Pointe;
•	Decrease in policyholder benefits and expenses of $4.4 million resulting from the decline in the amount of death claims and policy surrenders;
•	Decrease in operating expenses of $2.6 million resulting from the reduction of unusual expenses in the three months ended June 30, 2005;
•	Increase in provision for federal income taxes of $2.8 million.

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

The above described items need to be taken into consideration in drawing comparisons between the operating results for the six months ended June 30, 2005 and 2004.

Index

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first six months of 2005, net of reinsurance ceded, was $12.0 million, as compared to $12.4 million in the first six months of 2004. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiaries. The decrease in premium income reflects the run-off in the Company’s existing traditional life insurance book of business for both first year and renewal premiums. The decrease in renewal premiums is exceeding first year premium production levels, resulting in the overall decline in premium revenues on traditional life insurance products.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue. For the six months ended June 30, 2005 and 2004, annuity deposits and UL premiums totaled $17.4 million and $22.9 million, respectively.

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

Earned insurance charges totaled $20.3 million for the first six months of 2005, as compared to charges of $20.9 million in the same period of 2004. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges. The decline in earned insurance charges from 2004 to 2005 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the first six months of 2005 was $14.7 million as compared to $16.6 million in the same period of 2004. The decrease in net investment income from 2004 to 2005 was primarily attributable to 1) a decline in the income received from the Company’s interest-bearing investments, resulting from decreasing interest rates during 2004 and 2) reduction in total investments in fixed maturities, equity securities, and short-term investments compared to the first six months of 2004.

Real estate income is primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Real estate income (revenues from leases less associated operating expenses and depreciation) was $547,000 for the six-month period ended June 30, 2005, which is with a slight decline from $842,000 in the same period in 2004. This decline is attributable primarily to additional operating expenses and depreciation of River Place Pointe. In June 2005, the Company sold the River Place Pointe property, and accordingly, the Company will no longer have significant real estate-related income subsequent to June 1, 2005 as the sales proceeds were reinvested primarily in fixed maturity securities.

Net realized investment gains were $9.3 million in the first six months of 2005, as compared to $1.9 million in the first six months of 2004. The realized gains for 2005 were primarily from the sale of River Place Pointe. The office complex was sold in June 2005, in a cash transaction, for $103 million. The Company realized a gain of $10.6 million on the sale, which included both a current realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized as a reduction of office lease expenses over the period from the sale date through March 31, 2008. The realized gains for 2004 were primarily from the sales of fixed maturity securities and one of the Company’s real estate properties classified as held for sale.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $19.9 million in the first six months of 2005, as compared to $24.3 million in the first six months of 2004. The decrease in policyholder benefits and expenses was primarily attributable to both lower death benefit claims and surrenders of traditional life insurance policies.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $11.1 million in the first six months of 2005, as compared to $11.7 million in the same period of the year 2004. The decrease in interest expense in 2005 was primarily attributable to the continued trend of reductions in interest rates credited to policyholders, as the Company managed its interest spread in response to the low and declining interest rates that characterized 2005 and 2004.

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

Amortization of deferred policy acquisition costs (“DAC”) for the first six months of 2005 was $5.7 million, as compared to $6.1 million in the same period in 2004. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period.

Present value of future profits of acquired business (“PVFP”) is amortized in a similar manner as DAC, as previously described, for acquired traditional and interest sensitive business. Amortization of PVFP totaled $1.3 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first six months of 2005 were $14.6 million, as compared to $17.1 million in the first six months of 2004. This decrease in the level of operating expenses is primarily the result of several unusual items occurring during the first six months of 2004.

During 2004, the Company took significant steps to reduce the level of operating expenses. Subsequent to the changes in the Board and management in late 2003 and early 2004 a comprehensive review of the Company’s staffing and operational structure was performed. This review identified numerous opportunities in these areas for reductions in the Company’s cost structure, given the current levels of sales and business in force. Accordingly, significant reductions in staffing levels were achieved in late 2003 and during 2004.

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

Interest expense was $532,000 and $411,000 for the six months ended June 30, 2005 and 2004, respectively. The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”). The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%.

Taxes

The provision for federal income taxes on loss from operations, before cumulative effect of change in accounting principles, reflects a tax provision totaling $1.4 million and a tax benefit totaling $1.4 million for the six months ended June 30, 2005 and 2004, respectively. These tax amounts equate to effective tax provision rate of 28% and tax benefit rate of 18% for the six months ended June 30, 2005 and 2004, respectively. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company is due to increases in the valuation allowance for deferred tax assets. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

Index

Change in Accounting Principle

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts.” This resulted in recognizing additional income totaling $229,000, net of taxes, as a cumulative effect of change in accounting principle for the six months ended June 30, 2004. The implementation of this SOP resulted in a change in the pattern of recognition of bonus interest credited to contractholders for certain of the Company’s insurance products.

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

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of June 30, 2005, Investors Life held $15.4 million of notes receivable from the Company (the “Affiliated Notes”) with quarterly interest payments at an annual rate of 5%. Although this intercompany indebtedness is eliminated on FIC’s condensed consolidated balance sheets, it creates a debt service requirement at the holding company level.

With the approval of the Texas Department of Insurance, the Affiliated Notes were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. As previously described in Note 8 of the accompanying financial statements, the Company retired the affiliated notes on December 29, 2006, using a portion of the proceeds from the sale of Family Life Insurance Company.

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

Index

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of June 30, 2005 were $558.0 million, compared to $572.1 million at December 31, 2004. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At June 30, 2005, the bulk of the liabilities for contractholder deposit funds on FIC’s condensed consolidated balance sheet, $416.6 million, represented insurance products, as compared to $141.4 million of annuity product liabilities.

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

Cash and cash equivalents at June 30, 2005 were $53.7 million compared to $52.0 million at December 31, 2004. The $1.7 million increase in cash and cash equivalents at June 30, 2005 from December 31, 2004 was due primarily to proceeds from the sales of invested real estate, net of reinvestment of much of the proceeds in fixed maturity securities and short-term investments. This was partially offset by the net payout of contractholder deposits and use of cash by operations.

Net cash used in operating activities was $4.4 million for the six month period ended June 30, 2005, compared to $8.6 million used in operating activities for the same period of 2004. The decrease in cash used in operating activities of $4.4 million from 2004 to 2005 was primarily attributable to decreases in other receivables primarily due to federal income taxes recoverable and increases in deferred federal income taxes.

Net cash provided by investing activities was $22.5 million in the six month period ended June 30, 2005, compared to net cash used in investing activities of $24.5 million for the same period of 2004. The $47 million increase in cash provided by investing activities in 2004 from 2005 was due primarily to proceeds received from the sale of River Place Pointe, offset by reinvestment of these proceeds into fixed maturity securities available for sale and short-term investments.

Net cash used in financing activities was $16.4 million in the first six months of 2005, compared to $11.6 million used in the first six months of 2004. The increase in cash used in financing activities of $4.8 million is attributable to contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For the six months ended June 30, 2005 and 2004, contractholder fund withdrawals exceeded deposits by $16.4 million and $11.6 million respectively. The change in net withdrawals in 2005 is due to a decline in deposits in 2005 from 2004 of $5.5 million and a decrease in withdrawals of $.7 million for the same period.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Index

Financial Condition

During the six months ended June 30, 2005, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) increased by $5.9 million. The primary changes resulting in the increase to shareholders’ equity are detailed as follows:

•	Net income for the six months of $3.5 million
•	$2.3 million reduction in accumulated other comprehensive loss from change in net unrealized losses on investments in fixed maturity and equity securities available for sale

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

Since the engagement of Conning as the Company’s investment manager, the Company has realigned its portfolio, decreasing its investment in mortgage-backed securities (including asset-backed securities) significantly, from 37.4% at December 31, 2004 to 31.2% at June 30, 2005, expressed as a percentage of its total investment in fixed maturities. Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). However, during 2005, the Company increased its equity security holdings by investing $2.1 million in a corporate bond mutual fund as part of a strategy to increase diversification and enhance overall investment performance. As of June 30, 2005, the market value of FIC’s equity securities was $10.4 million, compared to $8.5 million at December 31, 2004.

FIC’s real estate investment is primarily related to the River Place Pointe office complex (“River Place Pointe”) owned by Investors Life. At December 31, 2004, FIC’s investment totaled $90.1 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. FIC and its insurance company subsidiaries occupy one of the seven buildings. The project was sold in June 2005, in a cash transaction, for $103 million. The Company realized a gain of $10.6 million on the sale, which included both a current realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

Investors Life had $349.4 million of separate account assets as of June 30, 2005 (not including the value of the Company’s own investment in one of the accounts), as compared to $359.9 million at the end of 2004. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

Index

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

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $715.4 million at June 30, 2005, compared to $732.3 million at December 31, 2004. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

During the six months ended June 30, 2005, deferred income taxes have increased $2.6 million from December 31, 2004. The change is most notably due to the tax effect of the current year operating results on the net operating loss position of the Company, the change in unrealized losses on fixed maturities available for sale and the change in valuation allowance based on the future realization of the deferred tax assets. This valuation allowance decreased primarily due to the net income of the Company resulting in more recoverable deferred tax assets.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 7.7% at June 30, 2005, compared to 7.1% at December 31, 2004. If separate account assets were not included (which management believes is appropriate) this ratio would have been higher by 3.1% and 2.9% at June 30, 2005 and December 31, 2004, respectively, Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

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

Index

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

Index

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

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 13.9% of its total liabilities at June 30, 2005, or 20.2% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of future results in amounts which may be material.

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

Index

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $28.3 million at June 30, 2005 and $28.1 million at December 31, 2004. For purposes of the foregoing estimate, fixed maturity securities available for sale, and held for trading, and short-term investments were taken into account. The fair value of such assets was $643.2 million at June 30, 2005 and $562.7 million at December 31, 2004.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $166.7 million at June 30, 2005 and $179.1 million at December 31, 2004. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $10.6 million at June 30, 2005 and $14.1 million at December 31, 2004.

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of June 30, 2005. Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, FIC’s disclosure controls and procedures were ineffective.

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

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of June 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to in this Item.

Index

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

Index

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

Index

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

Deposition discovery with respect to both the case filed by the Equita and M&W, and the claims in intervention asserted by Family Life and Investors Life, began in October of 2006.

In response to a motion for partial summary judgment, the Company has stipulated to certain elements of some of the causes of action asserted by Equita and M&W, including that certain representations and warranties made in the Option Agreement were partially incorrect, and that FIC was unable to comply with certain of its obligations under the Option Agreement. FIC did not stipulate, and continues to dispute other elements of certain of the causes of action asserted by Equita and M&W, and disputes other causes of action in their entirety. FIC intends to vigorously oppose the lawsuit and any effort by Equita and M&W to recover damages from FIC, and the life insurance subsidiaries intend to vigorously prosecute their claims in intervention against Equita.

Index

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

There were no matters submitted to a vote of security holders during the second quarter of 2005.

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

(i)     On May 6, 2005 the Registrant filed a Current Report on Form 8-K.  The current report disclosed Appointment of a Principal Officer whereby the Board of the Company elected Michael P. Hydanus as Senior Vice President - Operations as of May 3, 2005.

(ii)     On May 20, 2005 the Registrant filed a Current Report on Form 8-K.  The current report made a Regulation FD Disclosure regarding 2003 consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

(iii)      On May 24, 2005 the Registrant filed a Current Report on Form 8-K.  The current report disclosed a Temporary Suspension of Trading under Registrant’s Employee Benefit Plan, the InterContinental Life Corporation Employees Savings and Investment Plan, effective June 20, 2005 to August 22, 2005.

(iv)     On June 3, 2005 the Registrant filed a Current Report on Form 8-K.  The current report made a Regulation FD Disclosure regarding a press release issued announcing completion of the sale of River Place Pointe by the Company on June 1, 2005.

(v)     On June 14, 2005 the Registrant filed a Current Report on Form 8-K.  The current report made a Regulation FD Disclosure regarding the issuance of a shareholder letter by the Company regarding a delay in filing the 2003 10-K and 2004 financial documents.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INDUSTRIES CORPORATION
(Registrant)

Date: January 12, 2007	By:/s/ Michael P. Hydanus
Michael P. Hydanus
Interim President and Chief Executive Officer

Date: January 12, 2007	By:/s/ Vincent L. Kasch
Vincent L. Kasch
Chief Financial Officer
(Principal Accounting and Financial Officer)