Form 10-Q
period 2005-09-30
FINANCIAL INDUSTRIES CORP
filed 2007-01-12
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Quarterly Period Ended September 30, 2005

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
YES ☐  NO ☒

The number of shares outstanding of Registrant's common stock on December 31, 2006, was 10,208,339.

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

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	September 30, 2005	December 31, 2004 (1)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $590,822 and $500,701 at September 30, 2005 and December 31, 2004, respectively)	$582,513	$499,155
Fixed maturity securities held for trading, at fair value	-	1,057
Equity securities, at fair value (cost of $8,384 and $6,311 at September 30, 2005 and December 31, 2004, respectively)	10,671	8,502
Policy loans	38,207	39,855
Investment real estate	-	76,580
Real estate held for sale	160	589
Short-term investments	4,202	62,514
Total investments	635,753	688,252

Cash and cash equivalents	86,953	52,044
Deferred policy acquisition costs	51,114	50,640
Present value of future profits of acquired business	16,007	17,905
Agency advances and other receivables, net of allowances for doubtful accounts of $3,437 and $3,334 as of September 30, 2005 and December 31, 2004	8,913	10,539
Reinsurance receivables	37,018	36,912
Real estate held for use	-	13,559
Accrued investment income	6,810	5,652
Due premiums	2,159	2,045
Property and equipment, net	1,157	1,244
Other assets	2,052	2,089
Separate account assets	346,819	359,876
Total assets	$1,194,755	$1,240,757

(1) Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(In thousands) (Unaudited)

	September 30, 2005	December 31, 2004 (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$546,905	$572,090
Future policy benefits	157,201	160,175
Other policy claims and benefits payable	14,290	12,939
Notes payable	15,000	15,000
Deferred federal income taxes	2,357	3,549
Other liabilities	26,018	29,585
Separate account liabilities	346,819	359,876
Total liabilities	1,108,590	1,153,214

Commitments and contingencies (See Note 7)

Shareholders’ equity:

Common stock, $.20 par value, 25,000 shares authorized in 2005 and 2004, 12,517 shares issued in 2005 and 2004; 9,843 and 9,804 shares outstanding in 2005 and 2004	2,504	2,504
Additional paid-in capital	70,376	70,398
Accumulated other comprehensive loss	(7,379)	(4,667)
Retained earnings	43,667	42,650
Common treasury stock, at cost, 2,674 and 2,713 shares in 2005 and 2004	(23,003)	(23,342)
Total shareholders’ equity	86,165	87,543
Total liabilities and shareholders’ equity	$1,194,755	$1,240,757

(1) Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenues:
Premiums, net	$5,925	$5,410
Earned insurance charges	9,919	10,559
Net investment income	8,108	7,257
Real estate income	16	477
Net realized investment gains	(703)	454
Other	636	486
Total revenues	23,901	24,643

Benefits and expenses:
Policyholder benefits and expenses	11,923	12,083
Interest expense on contractholders deposit funds	5,434	5,765
Amortization of deferred policy acquisition costs	2,078	2,531
Amortization of present value of future profits of acquired business	715	819
Operating expenses	7,228	7,947
Interest expense	297	213
Total benefits and expenses	27,675	29,358

Loss from continuing operations before federal income taxes	(3,774)	(4,715)
Provision (benefit) for federal income taxes	(1,252)	130

Net loss	$(2,522)	$(4,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Three Months Ended September 30,
	2005	2004
Net Loss Per Share:

Basic:
Weighted average common shares outstanding	9,823	9,798

Basic loss per share	$(0.26)	$(0.49)

Diluted:
Weighted average common shares and common share equivalents	9,823	9,798

Diluted loss per share	$(0.26)	$(0.49)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Revenues:
Premiums, net	$17,906	$17,845
Earned insurance charges	30,253	31,455
Net investment income	22,856	23,890
Real estate income	563	1,319
Net realized investment gains	8,567	2,308
Other	1,882	1,622
Total revenues	82,027	78,439

Benefits and expenses:
Policyholder benefits and expenses	31,859	36,432
Interest expense on contractholders deposit funds	16,581	17,511
Amortization of deferred policy acquisition costs	7,745	8,678
Amortization of present value of future profits of acquired business	2,038	2,517
Operating expenses	21,815	25,096
Interest expense	829	624
Total benefits and expenses	80,867	90,858
Income (loss) from continuing operations before federal income taxes and cumulative effect of change in accounting principle	1,160	(12,419)
Provision (benefit) for federal income taxes	143	(1,278)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,017	(11,141)
Cumulative effect of change in accounting principle	-	229
Net income (loss)	$1,017	$(10,912)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Net Income (Loss) Per Share:

Basic:
Weighted average common shares outstanding	9,813	9,795

Basic earnings per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.10	$(1.13)
Cumulative effect of change in accounting principle	-	0.02
Net income (loss) per share	$0.10	$(1.11)

Diluted:
Weighted average common shares and common share equivalents	9,813	9,795

Diluted earnings per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.10	$(1.13)
Cumulative effect of change in accounting principle	-	0.02
Net income (loss) per share	$0.10	$(1.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,017	$(10,912)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred policy acquisition costs	7,745	8,678
Amortization of present value of future profits of acquired business	2,038	2,517
Net realized gains on investments	(9,606)	(2,308)
Depreciation	1,763	2,374
(Increase) decrease in accrued investment income	(1,158)	224
Decrease in agent advances and other receivables	1,520	2,254
Decrease (increase) in due premiums	(114)	126
Increase in deferred policy acquisition costs	(5,802)	(4,800)
Decrease in other assets	37	949
Increase (decrease) in policy liabilities and accruals	779	(2,322)
Increase (decrease) in other liabilities	(3,567)	4,445
Increase in deferred federal income taxes	1,258	1,502
Net activity from trading securities	(759)	3,164
Other, net	(1,218)	301
Net cash provided by (used in) operating activities	(6,067)	6,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(151,494)	(114,481)
Real estate capital expenditures	(544)	(114)
Proceeds from sales and maturities of fixed maturities	59,880	188,471
Proceeds from sales of invested real estate	101,067	2,022
Net (increase) decrease in short-term investments	58,312	(128,565)
Net decrease in policy loans	1,648	802
Purchase of property and equipment	(307)	(346)
Net cash provided by (used in) investing activities	68,562	(52,211)

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOW FROM FINANCING ACTIVITIES:
Contractholder fund deposits	$25,376	$31,727
Contractholder fund withdrawals	(52,962)	(54,136)
Net cash used in financing activities	(27,586)	(22,409)

Net increase (decrease) in cash	34,909	(68,428)

Cash and cash equivalents, beginning of year	52,044	82,436

Cash and cash equivalents, end of period	$86,953	$14,008

Supplemental Cash Flow Disclosures:
Income taxes paid (refunded)	$-	$(1,093)

Interest paid	$805	$627

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

Because of the gap in our public reporting and the significant changes we have made to our business in the interim, we have included certain information relating to our business, current directors, current officers, and related matters which have occurred subsequent to September 30, 2005.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2005, its consolidated results of operations for the three months and nine months ended September 30, 2005 and 2004, and its consolidated cash flows for the nine months ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The December 31, 2004 condensed consolidated balance sheet data was derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC (“2004 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2004 Annual Report.

The consolidated financial statements include the accounts of Financial Industries Corporation (“FIC”) and its wholly owned subsidiaries. All significant intercompany items and transactions have been eliminated.

1. Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2004 to September 30, 2005 (in thousands):

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2004	$1,446	$(1,017)	$(5,096)	$(4,667)
Current Period Change	64	(2,776)	-	(2,712)
Balance at September 30, 2005	$1,510	$(3,793)	$(5,096)	$(7,379)

The comprehensive income (loss) for the three and nine months ending September 30, 2005 and 2004 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(2,522)	$(4,845)	$1,017	$(10,912)
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holdings gains (losses) arising during the period	(4,332)	7,223	(2,401)	(637)
Reclassification adjustments for gains (losses) included in net loss	(683)	294	(311)	515
Total other comprehensive income (loss)	(5,015)	7,517	(2,712)	(122)

Comprehensive income (loss)	$(7,537)	$2,672	$(1,695)	$(11,034)

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

3. Earnings Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except per share data)

BASIC:
Income (loss) before cumulative effect of change in accounting principle	$(2,522)	$(4,845)	$1,017	$(11,141)

Weighted average common shares outstanding	9,823	9,798	9,813	9,795

Basic income (loss) per share	$(0.26)	$(0.49)	$0.10	$(1.13)
DILUTED:
Income (loss) before cumulative effect of change in accounting principle	$(2,522)	$(4,845)	$1,017	$(11,141)

Weighted average common shares outstanding	9,823	9,798	9,813	9,795
Common stock options	-	-	-	-
Common stock and common stock equivalents	9,823	9,798	9,813	9,795

Diluted income (loss) per share	$(0.26)	$(0.49)	$0.10	$(1.13)

4. Net Realized Investment Gains

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

During the third quarter of 2005, the Company identified a fixed maturity security which was considered impaired and reduced its carrying value by $1 million.

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

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The pension costs for the Family Life Pension Plan include the following components at September 30, 2005:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

Service cost for benefits earned during the year	$-	$-	$-	$-
Interest cost on projected benefit obligation	116,054	126,983	348,162	380,949
Expected return on plan assets	(101,268)	(108,056)	(303,805)	(324,168)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized (gains)/losses	26,225	19,276	78,677	57,828
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit cost	$41,011	$38,203	$123,034	$114,609

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

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The pension costs for the ILCO Pension Plan include the following components at September 30, 2005:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

Service cost for benefits earned during the year	$11,448	$145,556	$34,344	$436,668
Interest cost on projected benefit obligation	261,812	283,352	785,436	850,056
Expected return on plan assets	(344,766)	(342,053)	(1,034,298)	(1,026,159)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized (gains)/losses	33,920	43,775	101,760	131,325
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit cost	$(37,586)	$130,630	$(112,758)	$391,890

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. SFAS 123(R) was originally effective July 1, 2005, but was later deferred by the Securities and Exchange Commission to January 1, 2006.The adoption of this statement is not expected to have any material impact on the Company’s consolidated financial statements.

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

In conjunction with the sale, the Company’s Investors Life subsidiary also entered into a coinsurance arrangement with Manhattan Life related to sales of certain future insurance products historically marketed by Family Life, such as traditional mortgage life insurance.

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

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Amendment of Subordinated Loans

FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at September 30, 2005 and December 31, 2004. With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements. The Company retired these subordinated notes payable on December 29, 2006 using a portion of the proceeds from the sale of Family Life Insurance Company.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of September 30, 2005, compared with December 31, 2004, and its results of operations for the three and nine-month periods ended September 30, 2005, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2004, to which the reader is directed for additional information.

Results of Operations - Three Months Ended September 30, 2005 and 2004

For the three month period ended September 30, 2005, the Company reported a net loss of $2.5 million and basic and diluted loss per common share of $.26 compared to a net loss of $4.8 million and basic and diluted loss per common share of $0.49 for the three month period ended September 30, 2004. The three months ended September 30, 2005 and 2004 include the impact of certain trends and changes in the business of the Company which are dominant in the results of the nine months ended September 30, 2005 and 2004. These items are described in the nine-month results of operations below. Of these results, certain significant items of change between the three months ended September 30, 2005 and 2004 which contribute to a decline in net loss of $2.3 million between periods are as follows:

•	Increase in net investment income of $851,000 primarily due to increased holdings in fixed maturities and cash;
•	Decline in real estate income of $461,000 primarily due to the reduction in rental income following the sale of River Place Pointe;
•	Decline in realized gains of $1.2 million primarily due to a $1 million impairment recorded for an investment in a fixed maturity security in 2005;
•	Decline in operating expenses totaling $719,000 due primarily to reductions in unusual expenses noted below in the nine months ended September 30, 2004;
•	Increase in benefit for federal income taxes of $1.4 million.

Results of Operations - Nine Months Ended September 30, 2005 and 2004

For the nine-month period ended September 30, 2005, FIC’s net income was $1.0 million (basic and diluted income of $.10 per common share) on revenues of $82.0 million as compared to net loss of $10.9 million (basic and diluted loss of $1.11 per common share) on revenues of $78.4 million in the first nine months of 2004.

In 2005, FIC’s net loss was affected by the following items:

•	Reduction in earned insurance charges of $1.2 million primarily due to the decline in fee income consistent with the trend of run-off of business in 2004;
•	Decline in net investment income of $1.0 million, primarily due to the reduced levels of fixed maturity securities during the nine months of 2005 compared to the first nine months of 2004;
•	Increase in net realized investment gains of $6.3 million, offset by a reduction in real estate income of $756,000, primarily due to the sale of River Place Pointe;
•	Decline in policyholder benefits and expenses of $4.6 million, resulting from a decline in the amount of death claims and surrenders of policies in the current year;
•	Decline in operating expenses of $3.3 million, predominantly attributed to the reduction in unusual expenses noted below;
•	Increase in provision for federal income tax of $1.4 million.

In 2004, FIC’s net loss was affected by the following items:

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

Index

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

The above described items need to be taken into consideration in drawing comparisons between the operating results for the nine months ended September 30, 2005 and 2004.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first nine months of 2005, net of reinsurance ceded, was $17.9 million, as compared to $17.8 million in the first nine months of 2004. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiaries for both first year and renewal premiums.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue. For the nine months ended September 30, 2005 and 2004, annuity deposits and UL premiums totaled $25.4 million and $31.7 million, respectively.

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

Earned insurance charges totaled $30.3 million for the first nine months of 2005, as compared to charges of $31.5 million in the same period of 2004. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges. The decline in earned insurance charges from 2004 to 2005 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the first nine months of 2005 was $22.9 million as compared to $23.9 million in the same period of 2004. The decrease in net investment income from 2004 to 2005 was primarily attributable to 1) a decline in the income received from the Company’s interest-bearing investments, resulting from decreasing interest rates during 2004 and 2) reduction in total investments in fixed maturities, equity securities, and short-term investments compared to the first nine months of 2004.

Real estate income was primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Real estate income (revenues from leases less associated operating expenses and depreciation) was $563,000 for the nine-month period ended September 30, 2005, compared to $1.3 million during the same period in 2004. In June 2005, the Company sold the River Place Pointe property, and accordingly, the Company will no longer have significant real estate-related income subsequent to June 1, 2005 as the sales proceeds were reinvested primarily in fixed maturity securities.

Net realized investment gains were $8.6 million in the first nine months of 2005, as compared to $2.3 million in the first nine months of 2004. The realized gains for 2005 were primarily from the sale of River Place Pointe. The project was sold in June 2005, in a cash transaction, for $103 million. The Company realized a gain of $10.6 million on the sale, which included both a current 2005 realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized as a reduction of office lease expenses over the period from the sale date through March 31, 2008. The realized gains for 2004 were primarily from the sales of fixed maturity securities and one of the Company’s real estate properties classified as held for sale.

Index

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $31.9 million in the first nine months of 2005, as compared to $36.4 million in the first nine months of 2004. The decline in policyholder benefits and expenses was primarily attributable to both lower death benefit claims and surrenders of traditional life insurance policies.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $16.6 million in the first nine months of 2005, as compared to $17.5 million in the same period of the year 2004. The decrease in interest expense in 2005 was primarily attributable to declines in liabilities for contractholder deposit funds and the continued trend of reductions in interest rates credited to policyholders, as the Company managed its interest spread in response to the low and declining interest rates that characterized 2005 and 2004.

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

Amortization of deferred policy acquisition costs (DAC) for the first nine months of 2005 was $7.7 million, as compared to $8.7 million in the same period in 2004. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period.

Present value of future profits of acquired business (PVFP) is amortized in a similar manner as DAC, as previously described, for traditional and interest sensitive business. Amortization of PVFP totaled $2.0 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first nine months of 2005 were $21.8 million, as compared to $25.1 million in the first nine months of 2004. This decrease in the level of operating expenses is partially the result of several unusual items occurring during the first nine months of 2004.

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

Interest expense was $829,000 and $624,000 for the nine months ended September 30, 2005 and 2004, respectively. The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”). The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%.

Index

Taxes

The provision for federal income taxes on loss from operations, before cumulative effect of change in accounting principles, reflects a tax provision totaling $143,000 and a tax benefit totaling $1.3 million for the nine months ended September 30, 2005 and 2004, respectively. These tax amounts equate to effective tax provision rate of 12.3% and tax benefit rate 10.3% for the nine months ended September 30, 2005 and 2004, respectively. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company is due to increases in the valuation allowance for deferred tax assets. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

Change in Accounting Principle

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts.” This resulted in recognizing additional income totaling $229,000, net of taxes, as a cumulative effect of change in accounting principle for the nine months ended September 30, 2004. The implementation of this SOP resulted in a change in the pattern of recognition of bonus interest credited to contractholders for certain of the Company’s insurance products.

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

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of September 30, 2005, Investors Life held $15.4 million of notes receivable from the Company (the “Affiliated Notes”) with quarterly interest payments at an annual rate of 5%. Although this intercompany indebtedness is eliminated on FIC’s condensed consolidated balance sheets, it creates a debt service requirement at the holding company level.

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

Index

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of September 30, 2005 were $546.9 million, compared to $572.1 million at December 31, 2004. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At September 30, 2005, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $408.3 million, represented insurance products, as compared to $138.6 million of annuity product liabilities.

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

Cash and cash equivalents at September 30, 2005 were $87.0 million compared to $52.0 million at December 31, 2004. The $34.9 million increase in cash and cash equivalents at September 30, 2005 from December 31, 2004 was due primarily to proceeds from the sales of invested real estate, net of reinvestment of much of the proceeds in fixed maturity securities and short-term investments. This was partially offset by the net payout of contractholder deposits and use of cash by operations.

Net cash used in operating activities was $6.1 million for the nine month period ended September 30, 2005, compared to $6.2 million provided by operating activities for the same period of 2004. The increase in cash used by operating activities of $12.3 million from 2004 to 2005 was primarily attributable the decrease in other liabilities and net activity from trading securities.

Net cash provided by investing activities was $68.6 million in the nine month period ended September 30, 2005, compared to $52.2 million used in investing activities for the same period of 2004. The $120.8 million increase in cash provided by investing activities in 2005 was due primarily to proceeds received from the sale of River Place Pointe, offset by reinvestment of these proceeds into fixed maturity securities available for sale and short-term investments.

Index

Net cash used in financing activities was $27.6 million in the first nine months of 2005, compared to cash used in financing activities of $22.4 million in the first nine months of 2004. The most significant components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For the nine months ended September 30, 2005 and 2004, contractholder fund withdrawals exceeded deposits by $27.6 million and $22.4 million respectively. The change in net withdrawals in 2005 is due to a decline in deposits in 2005 from 2004 of $6.4 million and a decrease in withdrawals of $1.2 million for the same period.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

During the nine months ended September 30, 2005, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) declined by $1.4 million. The primary changes resulting in the net decrease to shareholders’ equity are detailed as follow:

•	Net income for the nine months of $1.0 million;
•	$2.7 million increase in accumulated other comprehensive loss from change in net unrealized losses on investments in fixed maturity and equity securities available for sale.

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

Since the engagement of Conning as the Company’s investment manager, the Company has realigned its portfolio, decreasing its investment in mortgage-backed securities (including asset-backed securities) significantly, from 37.4% at December 31, 2004 to 27.0% at September 30, 2005, expressed as a percentage of its total investment in fixed maturities. Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). However, during 2005, the Company increased its equity securities holdings by investing $2.1 million in a corporate bond mutual fund as part of a strategy to increase diversification and enhance overall investment performance. As of September 30, 2005, the market value of FIC’s equity securities was $10.7 million, compared to $8.5 million at December 31, 2004.

FIC’s real estate investment is primarily related to the River Place Pointe office complex (“River Place Pointe”) by Investors Life. At December 31, 2004, FIC’s investment totaled $90.1 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. The project was sold in June 2005, in a cash transaction, for $103 million. The Company realized a gain of $10.6 million on the sale, which included both a current realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

Index

Investors Life had $346.8 million of separate account assets as of September 30, 2005 (not including the value of the Company’s own investment in one of the accounts), as compared to $359.9 million at the end of 2004. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $704.1 million at September 30, 2005, compared to $732.3 million at December 31, 2004. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

During the nine months ended September 30, 2005, deferred income taxes have decreased $1.2 million from December 31, 2004. The change is most notably due to the tax effect of the current year operating results on the net operating loss position of the Company, the change in unrealized losses on fixed maturities available for sale and the change in valuation allowance based on the future realization of the deferred tax assets. This valuation allowance decreased primarily due to the utilization of net operating losses, resulting in more recoverable deferred tax assets.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 7.2% at September 30, 2005, compared to 7.1% at December 31, 2004. If separate account assets were not included (which management believes is appropriate) this ratio would have been higher by 2.9% at September 30, 2005 and December 31, 2004. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

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

Index

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

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 14.2% of its total liabilities at September 30, 2005, or 20.6% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of future results in amounts which may be material.

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

Index

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $31.2 million at September 30, 2005 and $28.1 million at December 31, 2004. For purposes of the foregoing estimate, fixed maturity securities available for sale, and held for trading, and short-term investments were taken into account. The fair value of such assets was $586.7 million at September 30, 2005 and $562.7 million at December 31, 2004.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $155.6 million at September 30, 2005 and $179.1 million at December 31, 2004. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $11.4 million at September 30, 2005 and $14.1 million at December 31, 2004.

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

Index

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of September 30, 2005. Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, FIC’s disclosure controls and procedures were ineffective.

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

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of September 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to in this Item.

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

Index

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

Index

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

Index

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2005.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer of FIC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of FIC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of FIC pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of FIC pursuant to 18 U.S.C. Section 1350.

(a)	Reports on Form 8-K

(i)    On July 18, 2005 the Registrant filed a Current Report on Form 8-K.  The current report disclosed Departure of a Director whereby on July 14, 2005, Salvador Diaz-Verson, Jr. submitted his resignation as a director of the Company, effective as of that date.

(ii)    On August 2, 2005 the Registrant filed a Current Report on Form 8-K.  The current report disclosed Results of Operations and Financial Conditions and a Regulation FD Disclosure regarding a press release issued with respect to the Company’s financial results for the year ended December 31, 2003.

(iii)   On August 19, 2005 the Registrant filed a Current Report on Form 8-K.  The current report disclosed a Temporary Suspension of Trading under Registrant’s Employee Benefit Plan, the InterContinental Life Corporation Employees Savings and Investment Plan, originally effective June 20, 2005 to August 22, 2005, now extended and anticipated to end during the week of September 5, 2005.

(iv)   On September 14, 2005 the Registrant filed a Current Report on Form 8-K.  The current report disclosed a Change in Registrant’s Certifying Accountant, whereby the Board of the Company approved the appointment of Deloitte & Touche LLP as its new independent registered public accounting firm for the year ended December 31, 2004.  Also, on September 8, 2005, the Audit Committee dismissed PricewaterhouseCoopers LLP as  the Company's independent registered public accounting firm, subject to completion of its procedures on the Financial Statements of the Company's three non-public employee benefit plans as of and for the year ended December 31, 2003.

Index

(v)    On September 30, 2005 the Registrant filed a Current Report on Form 8-K.  The current report disclosed Entry into a Material Definitive Agreement whereby the Board of the Company approved the Financial Industries Corporation Stock Plan for Non-Employee Directors. Under the provisions of the Plan, effective as of September 30, 2005, non-employee directors may elect to receive a portion of their annual fee for service on the Board of Directors and their annual fee for service on a committee, or committees, of the Board of Directors in the form of shares of common stock of the Registrant, in lieu of cash.

Index

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