Form 10-K
period 2005-12-31
FINANCIAL INDUSTRIES CORP
filed 2007-01-12
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2006, based on the closing sales price on the National Quotation Bureau’s Pink Sheet Quotation Service ($8.75), was $82,650,264.

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

SPECIAL NOTE ABOUT THIS REPORT

This report is for the annual reporting period ended December 31, 2005. Because of the delay in our public reporting and the significant changes we have made to our business in the interim, we have included certain information relating to our business, current directors, current officers, and related matters which have occurred subsequent to December 31, 2005.

On December 29, 2006, Financial Industries Corporation (“FIC,” the “Company,” or the “Registrant”) completed the sale of its wholly owned subsidiary, Family Life Insurance Company (“Family Life”), to The Manhattan Life Insurance Company (“Manhattan Life”) for $28.0 million in cash, subject to certain post-closing adjustments. The sale transaction is described in more detail in “Item 1—Description of the Business—Recent Developments.” Because this annual report covers the fiscal year ended December 31, 2005, Family Life is treated as an existing subsidiary of FIC throughout the report. However, investors should note the following consequences of the sale by FIC of the Family Life subsidiary:

•	As of December 29, 2006, FIC no longer owns Family Life, and the business of Family Life described in this report no longer forms a part of the business of FIC.

•
In connection with the sale of Family Life, Investors Life Insurance Company of North America (“Investors Life”), FIC’s remaining insurance subsidiary, entered into a reinsurance agreement with Family Life that allows Manhattan Life to participate in certain of the new business written by the Family Sales Division of Investors Life.

•	A portion of the proceeds of the sale of Family Life have been used to repay approximately $15.4 million of intercompany debt owed to Investors Life by FIC and one of FIC’s wholly owned subsidiaries.

PART I

ITEM 1.	DESCRIPTION OF THE BUSINESS

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

Through 1984, FIC's principal business was the sale and underwriting of life and health insurance, mainly in the midwestern and southwestern United States. From 1985 to 1987, FIC acquired a 48.1% equity interest in InterContinental Life Corporation (“ILCO”). At that time, ILCO was a publicly traded New Jersey corporation engaged in the sale and underwriting of life insurance and annuities through various subsidiaries. In 1991, FIC purchased Family Life, a Washington-based life insurance company, from Merrill Lynch Insurance Group, Inc. In 2001, FIC acquired the remaining shares of ILCO through a merger of a subsidiary of FIC with and into ILCO. See “Acquisitions and Divestitures-Acquisition of Investors Life.”

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

 Recent Developments

Sale of Family Life Insurance Company

In the Company’s Form 8-K filed on June 9, 2006, the Board announced that it has retained Keefe, Bruyette & Woods, Inc. as its financial advisor to explore strategic alternatives of the Company to enhance shareholder value, including, but not limited to, the potential sale of the company or its insurance subsidiaries. As part of this strategic initiative, FIC entered into a definitive agreement on December 8, 2006 for the sale of its wholly owned subsidiary, Family Life, to Manhattan Life for $28.0 million in cash, subject to certain post-closing adjustments. A copy of the sale agreement with Manhattan Life has been filed as an exhibit to this Annual Report on Form 10-K. The sale of Family Life was completed on December 29, 2006.

Proceeds from the sale were used to improve FIC’s capital structure by retiring approximately $15.4 million of intercompany debt and for general corporate purposes. In addition, FIC agreed to retain the liabilities associated with Family Life’s defined benefit pension plan totaling $3.3 million, in exchange for which it received a corresponding amount of assets from Family Life. FIC also purchased 324,320 shares of the FIC common stock owned by Family Life at a price of $6.80 per share.

Furthermore, in connection with the sale of Family Life, FIC agreed to a reinsurance arrangement that allows Manhattan Life to participate in certain of the new business written by Investors Life. This coinsurance arrangement was precipitated by the decision to move new business production from Family Life to Investors Life as of July 1, 2006. Accordingly, concurrently with the closing of the sale transaction, Investors Life entered into a coinsurance agreement pursuant to which Investors Life will cede to Family Life (now a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of all term policies written in its Family Sales Division during the five-year period beginning April 1, 2007 and ending March 31, 2012. Such business will be administered by Investors Life, and Investors Life will receive allowances for its expenses on the portion of the business that is ceded. The coinsurance agreement does not cover products written by other portions of the FIC distribution force. A copy of the coinsurance agreement has been filed as an exhibit to this Annual Report on Form 10-K.

2006 Annual Meeting of Shareholders

The Company was required to hold an annual meeting of shareholders on December 6, 2006 pursuant to an agreed court order entered in connection with the T. David Porter shareholder litigation (see Item 3—Legal Proceedings—T. David Porter v. Financial Industries Corporation).  The Company made arrangements for, and was prepared to hold, an annual meeting on such date in compliance with the agreed order, but it was unable to conduct the meeting because there were not enough shares present in person or by proxy to constitute a quorum, which consists of at least a majority of shares outstanding and entitled to vote on October 24, 2006, the record date established for the meeting.

Shortly after the meeting, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned.  The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order providing among other things that FIC will hold an annual shareholders meeting for the election of directors on January 16, 2007 at 10:00 a.m., but that if a quorum is not present on that date, FIC will not be required to hold an annual meeting of shareholders at any time before July 17, 2007.

Changes in Management

Since August 2003, the new Board has brought in new management to run the Company. The CEO and President (Eugene Payne), Chief Financial Officer (George Wise), Chief Marketing Officer (William P. Tedrow), Vice President for Operations (John Welliver), Vice President for Information Technology (Tom Richmond), Corporate Communications Officer (Robert Cox), and Corporate Affairs Officer (Bob Bender) have all left the Company. They were replaced by a new non-employee Chairman of the Board (R. Keith Long), CEO and President (J. Bruce Boisture), Senior Vice President - Operations (Michael P. Hydanus), and CFO (Vincent L. Kasch). Also during this period Charles B. Cooper served as Chief Operating Officer from February through December 2004. In November 2005, J. Bruce Boisture resigned as CEO and President. Following the resignation of J. Bruce Boisture, Michael P. Hydanus was named as Interim CEO. In December 2005, Theodore A. Fleron, who had served as Vice President, General Counsel and Secretary of FIC, retired. He continues to be available as a consultant to the Company.

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

Acquisition of Investors Life. From 1985 to 1987, FIC acquired an equity interest (approximately 48%) in InterContinental Life Corporation (“ILCO”), a public company that owned several life insurance companies. In December 1988, ILCO acquired Investors Life. During the 1990s, ILCO acquired several other insurance companies and merged its insurance subsidiaries into Investors Life. In May 2001, FIC acquired the remaining 51.9% of ILCO, making Investors Life an indirect, wholly-owned subsidiary of FIC. See “Insurance Subsidiaries - Investors Life.”

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

Acquisition-Related Financing

Financing for Family Life Acquisition. The acquisition of Family Life in 1991 was financed in part through loans obtained from various third-party financing sources. By 1996, these loans had been replaced entirely by subordinated loans from Investors Life to FIC and Family Life Corporation. The outstanding balance on these loans at December 31, 2005, and June 30, 2006, was $15.4 million. With the approval of the Texas Department of Insurance, these loans were restructured as of March 18, 2004. As amended, the loans provide for a reduction in the interest rate from 9% to 5% for the balance of the term of the loans, no required principal payments for the period from June 12, 2004, to December 12, 2005, a resumption of principal payments on March 12, 2006, and ten equal quarterly principal payments until the maturity date of June 12, 2008. Again with the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a moratorium on principal payments for the period from March 12, 2006 to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009.

As previously described, the Company retired the affiliated notes on December 29, 2006, using a portion of the proceeds from the sale of Family Life Insurance Company.

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

FIC Borrowing in 2003. In May 2003, FIC borrowed $15.0 million by issuing subordinated notes. It used the proceeds in part for the acquisition of the New Era companies (see “Purchase and Sale of ‘New Era’ Companies,” below) and in part for general corporate purposes. The notes bear interest at LIBOR plus 4.2%, require the payment only of interest through May 22, 2033, and require repayment of the entire $15.0 million of principal on May 22, 2033. For a more extensive description of the notes, see Note 6 to the consolidated financial statements.

Financial Information About Segments

The principal operations of the Company’s insurance subsidiaries are the underwriting of life insurance products. Accordingly, no separate segment information is required to be provided by the Company for the three-year period ended December 31, 2005.

Description of the Business

Insurance Subsidiaries

The Company markets and sells life insurance products through agents of its insurance subsidiaries, Family Life and Investors Life. Effective April 1, 2004, the distribution of fixed annuity products was temporarily discontinued. During 2005 and 2004, the Company received $1.4 million and $5.8 million, respectively, of deposits under annuity contracts. The Company may resume the marketing of fixed annuity products in the future, depending upon market conditions and the development of new products that are more competitive; however, no definite date has been set for resumption of such sales.

Family Life. Family Life, which was organized in the State of Washington in 1949 and redomesticated to the State of Texas in 2004, specializes in providing mortgage protection life insurance to mortgage loan borrowers. Family Life believes that it is the only nation-wide captive-agent life insurance company operating primarily through leads from financial institutions. As of December 31, 2005 and September 30, 2006, Family Life has contractual relationships with approximately 80 mortgage-service organizations across the country. This includes both mortgage-service companies actively marketing Family Life's programs on an on-going basis and mortgage-service companies that do not market with Family Life but do allow insureds the convenience of including their premium payment with the monthly mortgage payment. Family Life has strong contractual relationships with many of the A-paper mortgage servicers and the top subprime lenders in the U.S. In recent years, certain mortgage-service companies have developed their own distribution systems for insurance products that are in competition with Family Life products, which has resulted in a decrease in revenues from some of the organizations with whom Family Life retains relationships. Family Life is currently evaluating alternatives to mitigate the effects of this development.

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

Even though Family Life has historically been well served by its sales and marketing approaches, due to the changing demographics and competitive realities of this market, as of June 1, 2006, the Company has significantly reduced its focus on the utilization of lender leads and has moved most of the Family Life sales capacity to its other insurance subsidiary, Investors Life, as a new division called the “Family Sales Division.”

Family Life maintains licenses to sell annuity and life insurance products in 49 states and the District of Columbia (not licensed to sell in New York) as of December 31, 2005 and September 30, 2006. In 2005, Family Life derived premium income from all states in which it was licensed, with Texas, California and Florida accounting for approximately 31%, 20% and 5% of statutory premiums, respectively.

In 2005, direct statutory premiums received on Family Life’s life insurance products totaled $27.0 million. This compares to $28.8 million in 2004 and $32.8 million in 2003. First-year premium received was $4.0 million in 2005, compared to $3.6 million in 2004 and $4.1 million in 2003. See also “Agency Operations - Family Life Distribution System.”

Direct deposits from the sale (first-year and single premiums) of fixed annuity products (which were temporarily discontinued in April 2004) were approximately $57,000 in 2005, compared to $39,000 in 2004 and $1.3 million in 2003.

Investors Life. During 2005, Investors Life was engaged primarily in administering its existing portfolio of individual life insurance and annuity policies. Investors Life is licensed to sell individual life insurance and annuity products in 49 states (not licensed in New York), the District of Columbia, and the U.S. Virgin Islands as of December 31, 2005 and September 30, 2006. These products were marketed through independent, non-exclusive general agents. In 2005, Investors Life derived premium income from all states in which it was licensed, with the largest amounts, 13%, 8%, 8% and 7%, derived from Pennsylvania, California, Ohio, and New Jersey, respectively.

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

Direct statutory premiums received from all types of life insurance policies sold by Investors Life were $33.1 million in 2005, as compared to $35.4 million in 2004 and $38.9 million in 2003. Investors Life received reinsurance premiums from Family Life of $3.8 million in 2005, pursuant to the reinsurance agreement for universal life products written by Family Life. First-year premiums received were $178,000 in 2005, as compared to $251,000 in 2004 and $1.1 million in 2003. The reduction in premiums received during the period from 2003 to 2005 and the relatively small amounts of first-year premiums received are a significant concern of the Company’s management, which is studying steps that are designed to increase the distribution of products written by Investors Life. See also “Agency Operations - Investors Life Distribution System.”

Direct deposits from the sale (first-year and single premiums) of fixed annuity products were $20,000 in 2005, compared to $5.2 million in 2004 and $20.5 million in 2003.

Investors Life also sponsors a variable annuity separate account, through which it has offered single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund”), a series fund which is managed by Putnam Investment Management, Inc. As of December 31, 2005, the assets held in the separate account totaled $25.6 million. During 2005, the premium received in connection with these variable annuity policies was $38,000, which was received from existing contract owners. Investors Life no longer actively markets these products.

The separate account business of Investors Life also includes approximately $316.1 million of deposits under investment, or “wraparound”, annuity policies as of December 31, 2005. These policies were written during the 1970s, prior to FIC’s purchase of Investors Life. Investors Life (which was known as First Investment Annuity Company at that time) discontinued the sale of this type of policy following the issuance of a ruling by the IRS in 1977 that revoked prior rulings pertaining to the tax deferral of the inside build-up under the policies. However, the tax deferred treatment of policies issued prior to the 1977 ruling was grandfathered. Following the ruling, Investors Life reinsured 90% of the risk under this business with an independent life insurer, which also assumed responsibility for the administration of the policies. In June 2006, Investors Life recaptured the business, pursuant to the terms of the reinsurance agreement, and assumed responsibility for the administration of this block of business. Investors Life anticipates that this recaptured business will increase revenues in 2006 and future years. However, since the level of deposits under the policies has been declining over time, as annuitants die and policies are surrendered, the Company is not able to estimate the amount of fees that it will receive from this business in future years.

Investors Life also maintains a closed variable annuity separate account, with approximately $10.1 million of assets as of December 31, 2005. The separate account was closed to new purchases in 1981 as a result of an IRS ruling that adversely affected the status of variable annuity separate accounts that invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

As the Company phases out the sale of third-party products, it is building a distribution of general agents to sell products underwritten by Investors Life.  At December 31, 2005, there were 534 agents appointed to sell products underwritten by Investors Life.  Of these 534 agents, 339 were contracted through the Company’s personal producing agents managed directly from the home office.  The remaining 195 were contracted through an independent marketing organization.  At September 30, 2006, further reflecting the development of the Investors Life distribution system, there were 945 agents appointed to sell products underwritten by Investors Life.  Of these 945 agents, 345 were contracted through the Company’s PPGA distribution channel, 467 were contracted through an independent marketing organization, and 133 through the Company’s Family Sales Division.  The Family Sales Division began selling on July 1, 2006 and initially was comprised of agents that were moved from FIC’s other insurance subsidiary, Family Life.

Through its affiliate, ILG Sales Corporation, Investors Life operates a distribution system for the products of third-party life insurance companies. The marketing arrangement makes available, to appointed agents of Investors Life, types of life insurance and annuity products not currently being offered by Investors Life. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company’s appointed agents receive commissions on the sales of these products and the Company’s marketing subsidiary, ILG Sales Corporation, receives an override commission. During 2005, ILG Sales Corporation received override revenues of $244,000 through this distribution system. At December 31, 2004, approximately 200 of the Company’s agents were appointed to market third-party products as well as the Investors Life’s products. At September 30, 2006, reflecting the reorganization of the Investors Life distribution system previously described, only 45 of the Company’s agents were appointed to sell both the products of Investors Life and those of unrelated companies available through ILG Sales Corporation.

As mentioned previously, effective June 1, 2006, most of the sales division from FIC’s other insurance subsidiary, Family Life, has been moved into Investors Life as the new “Family Sales Division.”

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

During the last few years, Family Life has experienced changing demographics in the types of polices that its historic market can afford. In addition, during years with low interest rates, policyholders are refinancing mortgages with other lenders, leading to the challenge of keeping the policies in force that were once billed by the previous lender. Based upon these changes, Family Life is currently evaluating how these industry changes affect its distribution system.

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

Investors Life has reorganized its distribution system to enhance its ability to distribute its life insurance products. In connection with this reorganization, Investors Life has eliminated several layers of salaried sales managers and substituted a system of personal producing agents (“PPGAs”) managed directly from the home office. The Company believes that this PPGA system better suits the current sales level and enables Investors Life to provide an attractive level of commissions to agents. At December 31, 2005 and September 30, 2006 the Company had 339 and 345 of these agents, respectively.

In 2005, Investors Life entered into a relationship with Ultra, Inc. (“Ultra”), an independent marketing organization (“IMO”) based in Kentucky, to distribute Investors Life’s new Final Expense Product. At December 31, 2005 and September 30, 2006, Ultra had 195 and 467 agents, respectively, selling the Final Expense Product. Investors Life is looking into marketing this product through its own independent agents as well as other IMOs.

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

As an ongoing part of the reorganization of our distribution systems, Investors Life transitioned the exclusive agents of Family Life to the new “Family Division” of Investors Life. The creation of this new Division affords these agents an expanded, more competitive portfolio of products and improved sales methods designed to improve the overall marketability of the Company products to the mortgage protection market. Because of these structural marketing changes, Family Life’s new business premium will be significantly reduced. While the official target date for this transition was the third quarter of 2006, a total of 133 agents have been transitioned through September 30, 2006.

Similar to the sales and marketing approaches historically used within Family Life, the new Family Sales Division of Investors Life continues to focus on the mortgage protection market, and it has more recently established a supplemental leads program through which leads are obtained from public records (e.g., county loan records).

Marketing Agreement with Equita. In June 2003, in connection with the New Era transaction described above, the Company entered into a marketing agreement with Equita Financial and Insurance Services of Texas, Inc. (“Equita”). Under the terms of the agreement, and subject to standards of commercial reasonableness and its own rate-of-return thresholds, the Company undertook to develop various insurance and annuity products for distribution by Equita. It granted Equita an exclusive right to distribute these products specifically to persons over the age of 55, and also granted Equita options for the purchase of FIC stock contingent on Equita meeting certain sales targets pursuant to an option agreement. Since Equita did not meet the sales target called for under the terms of the option agreement, the options expired as of December 31, 2005.

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

Investment of Assets

From February through August 2003, FIC’s investment of its securities portfolio was directed by its internal investment committee. In August, 2003, when the new Board took office, it suspended the investment authority of the internal investment committee and halted all trading. The Company retained Conning Asset Management Company (“Conning”) as the investment manager for the Company’s investment assets in October, 2003. Conning manages the portfolio investment and investment accounting for the Company, reporting directly to the Investment Committee of the Board of Directors and to the Company’s CEO. The new Board’s Investment Committee has also adopted new Investment Policies for both Investors Life and Family Life.

The Company, with the assistance of Conning, began actively managing its asset/liability matching in 2004. Of FIC’s invested assets, 67.4 % were in fixed maturity securities available for sale at December 31, 2004. At December 31, 2004, this fixed maturity portfolio consisted of 12% in government securities, 51% in corporate obligations, and 37% in mortgage-backed and asset-backed securities.

The general investment objective of the Company emphasizes the selection of short-to-medium term, high-quality, fixed-income securities, rated Baa-3 (investment grade) or better by Moody’s Investors Service, Inc. In October 2005, the Board authorized Conning to invest up to $20 million for Investors Life and $5 million for Family Life in investments that are rated below investment grade. This change in policy provides flexibility to Investors Life and Family Life to enhance overall portfolio performance under various market conditions or event-driven opportunities.

At December 31, 2005, invested assets (including cash and cash equivalents) totaled $707 million. Of FIC’s invested assets, 84% were in fixed maturity securities available for sale at December 31, 2005. At December 31, 2005, this fixed maturity portfolio consisted of 20% in government securities, 54% in corporate obligations, and 26% in mortgage-backed and asset-backed securities.

The assets held by Family Life and Investors Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company emphasizes obtaining targeted profit margins, while minimizing the exposure to changing interest rates. In making such portfolio selections, the Company generally does not select new investments that are commonly referred to as "high yield" or "below-investment grade." However, as described above, beginning in late 2005, the Company has allocated small portions of its investments to such securities.

The Company also maintains a portion of its investment assets in each of the following categories: real estate held for sale, short-term investments, equity securities, and policy loans. Most significant has been its investment in real estate, which totaled $77.2 million at the end of 2004. This consisted almost entirely of the Company’s prior investment in River Place Pointe, a seven-building office complex in Austin, Texas. The Company occupies one of the buildings as its home office. The Company sold the River Place Pointe development on June 1, 2005, for a total consideration of $103 million. The Company realized a gain of $10.6 million on the sale, which includes both a current 2005 realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008. As a result of the sale of River Place Pointe, an analysis was conducted by management to maximize the risk/return profile of the reinvestment of the sales proceeds and the overall asset/liability duration efficiency for the Investors Life portfolio. As a result of management’s analysis, reinvestment of the proceeds into investment grade securities was made throughout the second half of 2005. The execution of this strategy lengthened the duration of the investment securities portfolio, thereby replacing the duration effects of the sale of the River Place Pointe assets.

For a further discussion of FIC’s invested assets, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments.”

Operations and Data Processing

Operations. During 2004, the Company completed the process of consolidating all of its insurance operations to its home office in Austin, Texas. The Company had previously conducted its day-to-day insurance operations in both its home office and a separate facility in Seattle, Washington for Family Life. It also maintained a substantial records storage facility in Seattle. During the second half of 2003 and the first quarter of 2004, the Company moved its Family Life operations from Seattle to Austin. The consolidation of its insurance operations allowed the Company to eliminate its Seattle staff without any increase in staffing in Austin. As part of this facility closure and resulting employee terminations, severance benefits were paid to employees. Severance costs incurred in 2005 and 2004 were $68,000 and $83,000, respectively.

Overall, the Company has reduced its staffing from its highpoint of 318 in June 2003 to 156 as of December 31, 2005, and to 134 as of September 30, 2006, thereby substantially reducing operating costs. Through ongoing improvements in systems and in operating procedures and efficiencies, the Company is seeking to make additional improvements in its operating costs per policy.

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

On certain products being written by FIC’s insurance subsidiaries (which amounted to approximately 23% of new business written in 2005), the risk was reinsured on a percentage basis with Family Life retaining either 50% or 10% of the risk depending on the face amount of the policy. The reinsurer on this portion of the business, as part of its general withdrawal from the life reinsurance market, terminated these reinsurance agreements with respect to new business written on and after January 18, 2005. The reinsurer will continue to remain obligated with regard to policies issued and reinsured under the agreements prior to that date. The Company replaced these reinsurance agreements with new reinsurance arrangements under which, with regard to these types of business, the Company retains all risks up to $100,000 and 50% of amounts in excess of $100,000 up to a maximum exposure of $250,000 per risk.

Family Life and Investors Life maintain reinsurance treaties under which they reinsure all of the mortality risks under accidental death benefit policies.

In December 1997, FIC’s life insurance subsidiaries entered into a reinsurance treaty under which most of the contractual obligations and risks under accident and health and disability income policies were assumed by a third-party reinsurer.

In 1995, Family Life (as the ceding company) entered into a reinsurance agreement with Investors Life (as the reinsuring company) pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy that is less than $200,000 (increased to $250,000 for new business as of April 1, 2004). Face amounts above that level are reinsured by Family Life with a third-party reinsurer. In 1996, Family Life (as the ceding company) entered into a reinsurance agreement with Investors Life (as the reinsuring company), pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. Effective September 30, 2006, Family Life and Investors Life executed recapture agreements which terminated both of these reinsurance agreements.

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

The Company’s life insurance subsidiaries, Investors Life and Family Life, are subject to periodic examination by the state insurance departments, usually on a three to five-year cycle. The Texas Department of Insurance began an examination of the life insurance subsidiaries on July 25, 2005. This examination covers the years 1999-2004. In November, 2006, the Texas Department of Insurance suspended these examinations. The Company expects the Texas Department of Insurance will resume the examinations in 2007 and such examinations will cover a more recent period ending December 31, 2006.

As of the date of this report, the Company’s insurance subsidiaries are current in their filing obligations with respect to unaudited statutory financial statements. The audited statutory financial statements of the insurance subsidiaries for the year ended December 31, 2004, (“2004 Audited Financial Statements”), were due during the month of June 2005. Family Life filed its 2004 Audited Financial Statements on February 17, 2006. Investors Life filed its 2004 Audited Financial Statements on May 3, 2006. The 2005 audited statutory financial statements of the insurance subsidiaries were filed on July 10, 2006 with the Texas Department of Insurance. As the Company works to become current in its SEC filings, it will continue to provide the domiciliary state regulatory agency (the Texas Department of Insurance) with periodic information regarding the operations of the Company and its insurance subsidiaries.

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

The RBC requirements provide for different levels of regulatory attention for any company whose “Total Adjusted Capital” (which generally consists of its statutory capital, surplus, and asset valuation reserve) falls below 200% of its “Authorized Control Level RBC.” Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 2004, and December 31, 2005, indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries was above its respective Authorized Control Level RBC.

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

Dividends. Dividends paid by FIC’s insurance company subsidiaries are a source of cash for FIC to make payments of principal and interest on its debt. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. In 2003, 2004, 2005 and 2006, Family Life and Investors Life did not make any dividend payments to FIC. Family Life had statutory earned surplus of ($4.3) million and $(7.3) million at December 31, 2004, and December 31, 2005, respectively, and a statutory net loss from operations of $2.2 million for 2004 and $4.5 million for 2005. Investors Life had statutory earned surplus of $18.5 million and $31.5 million at December 31, 2004, and December 31, 2005, respectively, and a statutory net loss from operations of $3.9 million for 2004 and a statutory net gain from operations of $3.3 million for 2005.

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

In November 2005, the Department of the Treasury (“Treasury”) released a final rule prescribing minimum standards applicable to insurance companies pursuant to the aforementioned provision in the BSA that requires financial institutions to establish anti-money laundering programs and to define the companies and insurance products that are subject to that requirement. Accordingly, FIC’s insurance subsidiaries have taken steps to establish an anti-money laundering program and continue to check names, involved in certain transactions, against the Specially Designated Nationals and Blocked Persons List prepared by Treasury’s Office of Foreign Assets Control.

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

Federal Income Taxation. FIC files a consolidated federal income tax return with its subsidiaries, except for Investors Life (which files a separate federal income tax return) and ILG Securities (which files a separate federal income tax return). In accordance with the tax allocation agreements maintained by those FIC companies that file a consolidated return, federal income tax expense or benefit is allocated to each entity in the consolidated group as if such entity were filing a separate return.

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

Ratings

FIC’s life insurance subsidiaries are rated by A.M. Best Company, Inc. (“A.M. Best”), a nationally recognized rating agency. Insurance ratings represent the opinion of the rating agency on the financial strength of a company and its capacity to meet the obligations of insurance policies. As of September, 2006, the insurance financial strength ratings assigned by A.M. Best to Investors Life and Family Life were B- and B, respectively. In both 2004 and 2005, the ratings assigned by A.M. Best to Investors Life and Family Life were B and B+, respectively. Prior to 2004, the ratings assigned by A.M. Best to Investors Life and Family Life were B+ and B++, respectively. The Company cannot predict what actions, if any, A.M. Best may take in the future, or what actions the Company may take in response to such actions. A rating downgrade of either of the Company’s insurance subsidiaries by A.M. Best could adversely affect new sales of insurance products and retention of current business.

These financial strength ratings are current opinions of the rating agency. As such, they may be changed, suspended or withdrawn at any time by the rating agency as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the Company management’s request. In the event the Company's ratings are downgraded, the Company's business could be negatively impacted.

Employees of the Company

At December 31, 2005, the Company (including its subsidiaries) had 156 employees, of whom 154 worked in the Company’s home office operations and 2 worked as field staff in the Company’s two insurance company subsidiaries. At the end of 2005, the Company relocated its field staff to the home office in Austin, Texas. At September 30, 2006, the Company had 134 employees.

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

Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Family Life and Investors Life to pay shareholder dividends is subject to restrictions set forth in the insurance laws and regulations of Texas, their domiciliary state since March 2004. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. In 2003, 2004, 2005 and 2006, Family Life and Investors Life did not make any dividend payments to FIC. Family Life had statutory earned surplus (deficit) of ($4.3) million and $(7.3) million at December 31, 2004, and December 31, 2005, respectively, and a statutory net loss from operations of $2.2 million for 2004 and $4.5 million for 2005. Investors Life had statutory earned surplus of $18.5 million and $31.5 million at December 31, 2004, and December 31, 2005, respectively, and a statutory net loss from operations of $3.9 million for 2004 and a statutory net gain from operations of $3.3 million for 2005.

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

These laws and regulations require our insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business, and their business and accounts are subject to examination by these agencies at any time. The insurance laws and regulations of the domiciliary state of our insurance subsidiaries require that FIC’s life insurance subsidiaries, Family Life and Investors Life, be examined at specified intervals, usually on a three to five-year cycle. The Texas Department of Insurance began an examination of the life insurance subsidiaries on July 25, 2005. This examination covers the years 1999-2004. In November, 2006, the Texas Department of Insurance suspended these examinations. The Company expects the Texas Department of Insurance will resume the examinations in 2007 and such examinations will cover a more recent period ending December 31, 2006.

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

As of December 31, 2005, we had material weaknesses in our internal controls, and our internal controls over financial reporting were not effective as of that date. If we fail to maintain an effective system of internal controls, we may not be able to provide timely and accurate financial statements.

As more fully described under Item 9A, Controls and Procedures, our management identified numerous material weaknesses over the effectiveness of our internal controls over financial reporting. As a result of the material weaknesses, management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting.

The Public Company Accounting Oversight Board has defined a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. As more fully described under Item 9A, management concluded as of December 31, 2005, FIC’s disclosure controls and procedures were ineffective and that FIC did not maintain effective internal control over financial reporting. In our Form 10-K for the fiscal year ended December 31, 2004, we also reported numerous material weaknesses and concluded that FIC’s disclosure controls and procedures were ineffective as of such date.

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

None.

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

A subsidiary of FIC leased a building located at 40 Parker Road, Elizabeth, New Jersey. This building contains approximately 41,400 square feet of office space. The lease, which was entered into in December 1985 and expired in December 2005, called for an annual rental of $798,456 effective January 1, 2004; the actual rental charge for 2004 was $736,961 and $798,456 for 2005. The lease provided that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by FIC. FIC subleased this space to third parties, for which it received $176,948, $214,099, and $212,012 in 2005, 2004 and 2003, respectively. The lease was terminated on December 31, 2005. As described in more detail in “Note 11 - Lease Commitments” in the accompanying consolidated financial statements, at December 31, 2003, the Company accrued the estimated net loss for the continued operation of this building through the lease termination date. The estimated net loss of $2.0 million represented the annual base rental amount plus estimated operating expenses through December 2005, reduced by estimated sublease income. Actual losses incurred through the lease termination date were substantially equal to the estimated losses.

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

Following the 2003 Annual Meeting, Otter Creek and FIC completed a settlement with respect to the lawsuit in December 2003. Under the settlement agreement, the Company reimbursed Otter Creek for $250,000 in proxy expenses in 2003. An additional reimbursement for $475,000 of proxy and litigation expenses will be submitted to the Company’s shareholders for approval of payment in FIC common stock at the next Annual Meeting of Shareholders. If payment of the additional $475,000 is so approved, the amount will be expensed by the Company in the year of approval. The Board of Directors will recommend that shareholders approve the reimbursement. The settlement also included mutual releases between the Company and Otter Creek and its affiliates. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P.

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

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

Holders

As of December 31, 2006, there were approximately 17,020 holders of record of FIC common stock.

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

Equity Compensation Plans

The following table presents information regarding the Company’s equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1) (2)	35,000	$12.06	-
Total	35,000	$12.06	-

(1)
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

(2)
Includes options granted by FIC in May 2005 to Michael P. Hydanus, in connection with his election as Senior Vice President - Operations of FIC as follows: an option to purchase 15,000 shares of its common stock at a per share price of $8.50. The grant was conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grants would be made. As of the date of this report, the Incentive Stock Plan has not yet been presented to the shareholders for approval.

Recent Sales of Unregistered Securities

During the year ended December 31, 2005, FIC did not make any sales of securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6.	SELECTED FINANCIAL DATA: (REGISTRANT AND ITS CONSOLIDATED SUBSIDIARIES)

The following selected consolidated financial data includes the accounts of Financial Industries Corporation and its subsidiaries.
	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Statement of Operations Information:

Total revenues	$106,415	$102,612	$111,397	$121,036	$98,249

(Loss) income from continuing operations before federal income taxes, equity in net earnings of affiliate, and cumulative effect of change in accounting principle	$(112)	$(16,771)	$(20,961)	$(12,526)	$5,562

Provision (benefit) for federal income taxes:
Current	470	(943)	(1,613)	(59)	3,047
Deferred	(417)	(1,261)	(1,898)	(3,462)	(1,197)
(Loss) income from continuing operations before equity in net earnings of affiliate, discontinued operations, and cumulative effect of change in accounting principle	(165)	(14,567)	(17,450)	(9,005)	3,712

Equity in net earnings of affiliate, net of tax	-	-	-	-	222
(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(165)	(14,567)	(17,450)	(9,005)	3,934

Discontinued operations	-	-	(6,133)	-	-

(Loss) income before cumulative effect of change in accounting principle	(165)	(14,567)	(23,583)	(9,005)	3,934

Cumulative effect of change in accounting principle	-	229	-	4,140	-

Net (loss) income	$(165)	$(14,338)	$(23,583)	$(4,865)	$3,934

Net (loss) income per share:
Basic	$(0.02)	$(1.46)	$(2.44)	$(0.51)	$0.50
Diluted	$(0.02)	$(1.46)	$(2.44)	$(0.51)	$0.50

Cash dividends paid per share	$-	$-	$-	$0.28	$0.87

Balance Sheet Information:
Total assets	$1,175,422	$1,240,757	$1,286,044	$1,295,978	$1,353,820
Long-term obligations	$15,000	$15,000	$15,000	$-	$-
Total liabilities	$1,093,351	$1,153,214	$1,181,735	$1,160,586	$1,217,548
Total shareholders’ equity	$82,071	$87,543	$104,309	$135,392	$136,272

In 2004, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $229,000. This amount represents the cumulative effect of changes in accounting recognition for sales inducements under Statement of Position 03-01, specifically bonus interest. The Company has certain universal life insurance products that are credited with bonus interest after applicable qualifying periods. The adoption of the new accounting principle changed the pattern of recognition of the bonus interest expense.

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

At the end of 2005, the equity of FIC’s shareholders totaled $82.1 million, down from $87.5 million at the end of 2004. This $5.4 million decline in shareholders’ equity primarily reflects the Company’s net loss for the year and increases in net unrealized losses on fixed maturities available for sale and the Company’s net minimum pension liability.

FIC incurred a net loss of $165,000 in 2005 compared to net losses of $14.3 million and $23.6 million in 2004 and 2003, respectively. Compared to results for 2004 and 2003, the small net loss for 2005 in largely attributable to lower policyholder benefits and operating expenses, along with increases in net realized gains on investments.

FIC’s mutual commitments with its life insurance policyholders and annuitants - policyholders to pay premiums and make future deposits, FIC to pay annuities and death benefits - stretch far into the future. This means that FIC’s consolidated statement of operations and balance sheet must necessarily embody several significant estimates about future events. The rates at which its customers will actually become ill and die, or will withdraw their funds in response to interest rate changes or other factors, and the returns that FIC will be able to earn on its investments, must all be estimated far into the future in order to judge whether the Company is truly operating currently at a profit and whether its consolidated balance sheet is properly reflecting the current value of its assets and liabilities. Most of these estimates are embodied in balance sheet accounts such as deferred policy acquisition costs, the present value of future profits of acquired businesses, and policy liability reserves.

Financial Condition

During 2005, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) declined by $5.4 million. The change in FIC’s shareholders’ equity is primarily due to the following:

•	Net loss for the year of $165,000, described in more detail below
•	Increase in net unrealized losses on fixed maturities available for sale of $4.9 million
•	Increase in net minimum pension liability of $1.0 million

Assets

At the end of 2005, FIC had $832.5 million of assets under its direct management, exclusive of separate account assets. In broad terms, these funds were invested as follows:

	December 31,		Percentage
	2005	2004	change
	(In thousands)

Investments in financial instruments:
Cash and short-term investments	$64,785	$114,558	-43.4%
Debt securities	593,752	500,212	18.7%
Policy loans	37,637	39,855	-5.6%
Equity securities	10,907	8,502	28.3%
Accrued investment income	7,165	5,652	26.8%
Total investments in financial instruments	714,246	668,779	6.8%

Investments in real estate:
Invested real estate	130	77,169	-99.8%
Real estate held for use	-	13,559	-100.0%
Total investments in real estate	130	90,728	-99.9%

All other managed assets:
Deferred policy acquisition costs	50,805	50,640	0.3%
Present value of future profits of acquired business	15,865	17,905	-11.4%
Other	51,465	52,829	-2.6%
All other managed assets	118,135	121,374	-2.7%

Total managed assets	$832,511	$880,881	-5.5%

Total managed assets declined during 2005 by $48.4 million, or 5.5%. With the sale of almost all its real estate investments in 2005, the Company redeployed the sales proceeds into debt securities. While investments in real estate decreased $90.6 million in 2005 from 2004, combined cash, short-term investments and debt securities increased by $43.8 million. This overall reduction was significantly impacted by the net run-off of the Company’s annuity and life insurance business in force.

In October 2003, the Company’s life insurance subsidiaries entered into investment management agreements with Conning. Under these agreements, Conning manages the investment security portfolios of the life insurance subsidiaries in accordance with investment policies set by the Company’s Board of Directors.

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

Since the engagement of Conning as the Company’s investment manager, the Company has realigned its portfolio, decreasing its investment in mortgage-backed securities (including asset-backed securities) significantly, from 53.8% in 2003, to 37.4% in 2004 and to 26.1% at December 31, 2005 as a percentage of its total investment in fixed maturities. With the reduction of this exposure to mortgage and asset-backed securities, the Company increased its holdings in corporate securities from 33.8% in 2003 to 51.4% in 2004 and to 53.5% at December 31, 2005, substantially all of which are in investment grade securities.

Mortgage-backed securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 65.1% of the book value of FIC’s mortgage-backed securities at December 31, 2005, are sensitive to prepayment and extension risks. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO. At December 31, 2005, PAC and TAC instruments and scheduled bonds represented approximately 21.7% of the book value of FIC’s mortgage-backed securities. Sequential and support classes represented approximately 19.5% of the book value of FIC’s mortgage-backed securities at December 31, 2005.

An allocation by security type of the Company’s investments in fixed maturities as of December 31, 2005 and 2004 is detailed below.

	December 31,
	2005	2004

Mortgage-backed and asset-backed	26.1%	37.4%
Corporate	53.5%	51.4%
U.S. Treasury securities and obligations of U.S. government agencies and corporations	16.7%	7.9%
States, municipalities and political subdivisions	3.7%	3.3%
Total fixed maturities	100.0%	100.0%

In addition to the realignment strategy as described above, the Company also decreased its level of cash and short-term investments from $114.6 million at December 31, 2004, to $64.8 million at December 31, 2005, as a result of an improving interest rate environment. Conning and the Company also completed more extensive asset/liability management and duration analysis which provided the information for more effective reinvestment of funds. As market interest rates began to rise subsequent to 2004, most of the cash and short-term investments were deployed in longer term debt securities during 2005 and the first quarter of 2006.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). However, during 2005, the Company increased its equity securities holdings by investing $2.1 million in a corporate bond mutual fund as part of a strategy to increase diversification and enhance overall investment performance. As of December 31, 2005, FIC’s equity securities totaled $10.9 million, compared to $8.5 million at December 31, 2004.

FIC’s real estate investments were primarily related to the development of the River Place Pointe project (“River Place Pointe”) by Investors Life. At December 31, 2004, FIC’s investment totaled $90.1 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. (For a more detailed description of the River Place Pointe project, see Item 2 -Properties.) The project was sold in June 2005, in a cash transaction, for $103 million. The Company realized a gain of $10.6 million on the sale, which includes both a current 2005 realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

Agency advances and other receivables, totaling $8.2 million and $10.5 million at December 31, 2005 and 2004, respectively, consist primarily of agent balances, federal income taxes recoverable, receivables for securities, and other receivables. This decrease of $2.3 million is comprised predominately of the following: 1) increase in receivable for securities sold but not settled as of December 31, 2005 of $900,000, 2) decline in federal income taxes recoverable of $1.1 million, and 3) decline in other receivables of $2.4 million related to the River Place Pointe property.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are capitalized and treated as deferred policy acquisition costs (“DAC”) to be amortized over the life of the related policies. The slight increase in the Company’s DAC from December 31, 2004, to December 31, 2005, reflects that the capitalization of acquisition costs associated with sales of new insurance policies plus adjustments for unrealized losses in the Company’s portfolio exceeded the amortization of such amounts capitalized in prior years. The present value of future profits of acquired business is the capitalized acquisition cost of blocks of insurance business that the Company has acquired from others in the past. This asset is amortized to expense as the profits are realized from the various blocks of acquired business and the policies in force gradually decrease. These two assets are also impacted by the net run-off in business that the Company experienced in 2005, as shown in the following table.

	December 31,			Percentage
	2005	2004	Change	Change
	(In billions, except percentages and policies in force)

Policies in force	183,132	196,623	(13,491)	-6.9%
Life insurance in force:
Traditional life insurance	4.7	5.0	(0.3)	-6.0%
Universal life insurance	4.0	4.2	(0.2)	-4.8%
Annuity funds on deposit	0.13	0.14	(0.01)	-7.1%

For prior year comparative purposes, the changes for in-force from 2003 to 2004 for policies, traditional life insurance, universal life insurance, and annuity funds on deposit were (9.4)%, (7.4)%, (8.7)%, and (12.5)%, respectively.

Investors Life had $342.9 million of separate account assets as of December 31, 2005 (not including the value of the Company’s own start-up investment in one of the accounts), as compared to $359.9 million at the end of 2004. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) $316.1 million held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $698.2 million at December 31, 2005, as compared to $732.3 million at December 31, 2004. The decrease in contractholder deposit funds and future policy benefits reflects the business run-off as previously described above. Additionally, annuity deposits received in 2005 totaling $1.3 million were lower than the $5.8 million received in 2004. The decrease in annuity deposits is directly related to the Company’s decision in 2004 to temporarily discontinue the sale of fixed annuity products. Certain design features of the Company’s annuity products, coupled with competition in the annuity market and a low interest rate market environment led to this decision. The Company expects to evaluate a possible re-entry into the annuity market in the future but does not expect a current change in strategy in 2006.

Other liabilities, which totaled $25.1 million at December 31, 2005, compared to $29.6 million at December 31, 2004, consist primarily of accrued expenses, policyholder suspense liabilities, pension plan liabilities, and amounts held as agent or trustee. This decrease in other liabilities is primarily due to a decline in general accounts payable of $6.6 million, offset partially by increases in reinsurance payables of $655,000 and deferred gains on investment real estate of $1.6 million. The change in deferred gains on investment real estate is comprised of the recognition of deferred gain on the Elizabeth, New Jersey office building of $151,000 and addition of the deferred gain on the River Place Pointe property of $1.7 million.

Additionally, a significant development in 2004 in other liabilities is the initial recording of an additional minimum pension liability for the ILCO pension plan as described in more detail in Note 10 of the accompanying consolidated financial statements. The additional liability resulted primarily from a decrease in the pension plan discount rate as of December 31, 2004, consistent with the decrease in overall market interest rates. With these trends continuing into 2005, this liability increased to $4.4 million, an increase of $1.1 million.

The ILCO pension plan has an accumulated benefit obligation projected at year-end 2005 totaling $19.3 million in comparison to the fair value of plan assets of $18.1 million. The difference in these amounts reflects a minimum liability of approximately $1.2 million. However, because the funding position of the plan reflects a prepaid pension expense of $3.2 million at December 31, 2005, the Company was required to record the additional liability of $4.4 million to reflect the net minimum liability of $1.2 million. The effects of recording the changes in the additional liability are included as a component of other comprehensive income, net of taxes.

In 2003, the Company borrowed $15 million through the issuance of trust preferred notes (the “2003 Notes”) to pay for its acquisition of the New Era companies and to repay advances that it had received from one of its insurance company subsidiaries for operating expenses. The 2003 Notes bear interest at the three-month LIBOR rate plus 4.2%, not to exceed 12.5% prior to May 2008. The 2003 Notes require the payment only of interest through May 22, 2033, when the entire $15 million must be repaid, but may be repaid without any prepayment penalty after May 2008.

The entire principal amount of the 2003 Notes and any accrued but unpaid interest may become immediately due and payable upon an event of default, which includes: (1) failure to pay interest within 30 days of any due date; (2) failure to pay principal when due; (3) the bankruptcy or insolvency of FIC; or (4) the merger of FIC or sale of all or substantially all of its assets unless the successor entity to a merger is a United States corporation (or a foreign corporation that agrees to be bound by certain tax provisions). The terms of the 2003 Notes also place certain limitations on the offer or sale of securities of FIC if it would render invalid the exemption of the notes issued in connection with the loan from the registration requirements of the Securities Act of 1933. Other terms and conditions of the $15 million borrowing are described in Note 6 in the accompanying consolidated financial statements. As of December 31, 2005, the Company is in compliance with all provisions of this agreement.

Capital Adequacy

Financial intermediaries such as FIC depend on their capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 7.0% at December 31, 2005, compared to 7.1% at December 31, 2004. If separate account assets were not included (which management believes is appropriate) this ratio would have been higher by 2.9% at December 31, 2005 and December 31, 2004. Management believes that its current capital is sufficient to meet the Company’s liabilities and to fund growth at currently planned levels.

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

Results of Operations

In 2005, FIC’s net loss was affected by the following items:

(1)
Gains were recognized on the sales of River Place Pointe and other real estate totaling $9.2 million. Lease income, which is included in net real estate income, declined approximately $1.2 million in 2005, as compared to 2004, as a result of these sales.

(2)
Significant auditing, actuarial, accounting, consulting, and legal fees continued to be incurred in 2005, although reduced from the level of 2004, as a result of the audit of the company’s financial accounts and resulting restatement of prior years’ consolidated financial statements included in its 2004 Form 10-K filing, along with various litigation matters continuing into 2005. These fees totaled $7.3 million in 2005, reflecting a $1.4 million decrease from 2004.

(3)	Reductions of $7.1 million were noted in policyholder benefits and expenses, as compared to 2004. These were primarily attributable to lower death benefits and policy surrenders.

(4)	Interest expense on contractholder deposit funds continues to decline totaling $22.1 million in 2005 compared to $23.2 million and $25.8 million in 2004 and 2003, respectively.

In 2004, FIC’s net loss was affected by the following items:

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

(3)	Excess of cost over net assets acquired, or goodwill, totaling $752,000 was written off as an operating expense in 2004 as a result of the Company’s annual impairment analysis of such asset.
(4)	The valuation allowance related to the realization of deferred tax assets from continuing operations increased $3.3 million, primarily as a result of net operating loss carryforwards for tax.

In 2003, FIC’s net loss was affected by the following items:

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

(7)	$2.0 million of expenses for the estimated loss for the rental and operation of a leased office building through December 2005.
(8)	$3.6 million increase in the valuation allowance related to the realization of deferred tax assets from continuing operations.

The above described items need to be taken into consideration in drawing comparisons between the operating results in 2005 and other periods.

The Company’s revenues and net loss for years 2005, 2004, and 2003 are shown in the following table.

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Revenues	$106.4	$102.6	$111.4
Net loss	(0.2)	(14.3)	(23.6)

Revenues

Components of revenue by type are detailed below:

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Premiums, net	$23.1	$23.3	$31.1
Earned insurance charges	40.0	41.8	40.3
Net investment income	31.1	30.7	35.3
Real estate income, net	0.6	1.8	2.4
Net realized gains on real estate	9.2	1.7	-
Net realized gains (losses) on fixed maturities and other	(0.3)	1.1	(0.4)
Other	2.7	2.2	2.7
Total revenues	$106.4	$102.6	$111.4

Premium revenues reported for traditional life insurance products are recognized when due. Typically, both renewal premiums and first-year premiums have declined from year to year throughout the period of 2003 through 2005, as shown in the following table.

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Investors Life:
First year	$0.1	$0.1	$0.4
Renewal	4.9	5.2	7.2
Total Investors Life net earned premiums	5.0	5.3	7.6
Family Life:
First year	3.7	2.2	1.3
Renewal	14.4	15.8	22.2
Total Family Life net earned premiums	18.1	18.0	23.5

Total net earned premiums	$23.1	$23.3	$31.1

The decline in renewal premiums reflects the run-off in the Company’s existing book of business, as previously noted. The decrease in first-year premiums for Investors Life is attributable to the decrease in the number and value of new policies that were issued in 2004 and 2003. Also, Investors Life historically has focused less on sales of traditional life insurance products, placing more emphasis on annuity and universal life insurance products. Conversely, Family Life product marketing has concentrated on sales of mortgage protection insurance which are traditional life insurance products. During 2003 and 2004, the sales organization of Family Life was restructured to lower overall policy acquisition costs. Family Life also upgraded its product portfolio in 2004 to offer more competitive features and benefits. These developments were key to the increase in first year premiums in Family Life during 2004. During 2005, these trends continued with renewal premiums continuing to run-off in the Company’s existing book of business. While Investors Life maintained its first-year premiums, the restructuring and upgrades to the product portfolio contributed to Family Life’s increase in first-year premiums.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Annual charges made against these deposits are reported as revenue. For the years 2003-2005, the table below reflects the amounts of such annuity deposits and UL premiums.

	Year Ended December 31,
	2005	2004	2003
Annuity deposits and UL premiums	(In millions)

Annuity deposits:
Investors Life	$1.3	$5.8	$23.1
Family Life	-	-	-
Total annuity deposits	1.3	5.8	23.1
UL premiums:
Investors Life	28.6	29.7	32.8
Family Life	3.2	3.5	1.8
Total UL premiums	31.8	33.2	34.6
Total annuity deposits and UL premiums	$33.1	$39.0	$57.7

The significant decline in UL premiums and annuity deposits in 2004 and slight declines of the same in 2005, shown in the prior table, reflects the factors noted earlier in this discussion: the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products in periods subsequent to 2003 due primarily to the current interest-rate environment and certain design features of FIC’s current annuity products.

Earned insurance charges totaled $40.0 million, $41.8 million, and $40.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges.

Net investment income for the year ended December 31, 2005, was $31.1 million as compared to $30.7 million for the year ended December 31, 2004, and $35.3 million for the year ended December 31, 2003. The increase in net investment income from 2004 to 2005 was primarily attributable to the reinvestment of cash and short-term investments and real estate sales proceeds into higher-yielding fixed maturity investments during 2005 consistent with the revised investment policies of the Company under Conning’s investment management. This increase in income was also achieved during a period when total investments, including cash and cash equivalents, declined by 4.5% from year end 2004 to year end 2005, primarily due to net run-off of insurance business as previously described. The decrease in net investment income from 2003 to 2004 was primarily attributable to 1) a decline in the income received from the Company’s interest-bearing investments, resulting from decreasing interest rates during 2003 and 2004 and 2) significant reinvestment of investment proceeds from sales, maturities, and mortgage-backed security prepayments in lower-yielding securities during this period. The Company’s holdings of fixed maturities, trading securities, and short-term investments (including cash equivalents) are its primary interest bearing securities. Additionally, the holdings of these securities declined approximately 4.4% from 2003 to 2004 contributing to the lower net investment income. Components of net investment income by investment type are detailed below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Fixed maturities	$27,255	$27,386	$31,846
Other, including short-term investments and policy loans	4,639	4,036	4,177
Gross investment income	31,894	31,422	36,023
Investment expenses	(747)	(719)	(677)

Net investment income	$31,147	$30,703	$35,346

Real estate revenue was primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Net real estate income (revenues from leases less associated operating expenses and depreciation) totaled $.6 million, $1.8 million, and $2.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. The decrease in real estate income from 2003 to 2004 was primarily due to higher depreciation, operating expenses and real estate taxes, as gross rental income was substantially the same between years. The decrease in real estate income from 2004 to 2005 was primarily due to the reduction in the space available for rental due to the sale of the River Place Point office complex in June, 2005. Due to this sale, the Company will no longer have significant real estate-related income subsequent to this date as the sales proceeds were reinvested primarily in fixed maturity securities.

For the year ended December 31, 2005, FIC had $9.2 million net realized gains on real estate sales, compared to a $1.7 million net realized gain in 2004. No real estate was sold in 2003. The realized gains on real estate for 2005 includes $8.5 million in gains recognized on the sale of the River Place Pointe property and $761,000 of gains recognized on the sale of three properties included in real estate held for sale. The net realized gains on real estate for 2004 includes $1.7 million in gains on sales of two of the Company’s real estate properties classified as held for sale.

For the year ended December 31, 2005, FIC had $386,000 net realized losses on fixed maturities and other investments, compared to net realized gains of $1.1 million in 2004 and net realized losses of $403,000 in 2003. In the third quarter of 2005, a bond was classified as temporarily impaired, resulting in a writedown of $1 million. This bond was called in the fourth quarter of 2005. In 2003, eight bonds were classified as other than temporarily impaired, resulting in writedowns totaling approximately $5.2 million. These bonds were subsequently sold in the fourth quarter of 2003, resulting in a small additional loss subsequent to the writedowns. Various other bonds were called or sold by the Company throughout 2005 and 2003 for net gains that largely offset the previously described write-downs.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, totaled $40.4 million, $47.5 million, and $47.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. The decrease in 2005 from 2004 is primarily due to decreases in death benefits and declines in the surrenders of policies. The increase in 2004 from 2003 is primarily due to higher surrenders of traditional life insurance policies and other benefits, partially offset by lower policyholder dividends. Death benefits for 2003 and 2004 were at relatively comparable levels.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $22.1 million in 2005, $23.2 million in 2004, and $25.8 million in 2003. The decrease in interest expense in 2005 from 2004 was primarily due to the continuing decline in the number of universal life insurance and annuity policies in-force. The decrease in interest expense in 2004 from 2003 was primarily attributable to reductions in interest rates credited to policyholders, as the Company managed its interest spread in response to the low and declining interest rates that characterized 2004. Also contributing to the lower interest expense was a decline in universal life insurance and annuity policies in force, as the liability for contractholder deposit funds decreased from $593.9 million at year-end 2003 to $572.1 million at year-end 2004.

The decline in market interest rates from 2001, had a negative impact on the interest spread which is the difference in the Company’s investment portfolio rate and the interest rates credited on policyholder contracts for universal life insurance and annuities. The Company responded to the lower market rates by lowering many of the credited rates on its policies during 2003 and 2004. However, universal life insurance and annuity policies have contractual minimum guaranteed rates and credited rates cannot be lower than such minimums. Because many of the Company’s policies have minimum guaranteed rates of 4.0%, the market interest rate environment in recent years has put pressure on the Company’s interest spread.

Amortization of deferred policy acquisition costs (“DAC”) increased from $9.8 million in 2003 to $10.5 million in 2004 but decreased slightly to $10.0 million in 2005. These expenses represent the amortization of the costs of producing new business, which consist primarily of agents’ commissions and certain policy issuance and underwriting costs. DAC is amortized over the premium-paying period of the policies in proportion to estimated annual premium revenue for traditional life insurance business. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period. The amortization in 2004 and 2005 is reflective of continued pressure on estimated future margins, due to the low market interest rate environment and its impact on the Company’s interest spread as previously described.

Present value of future profits on acquired businesses (“PVFP”) is amortized in a similar manner as DAC, as previously described, for traditional and interest sensitive business. Amortization of PVFP totaled $2.7 million, $3.2 million, and $4.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. The amortization is consistent with the run-off of the acquired blocks of business. However, the amount for 2004 included reduced amortization due to assumption changes related to two acquired universal life insurance blocks of business.

Operating expenses for 2005 were $30.1 million, as compared to $34.2 million in 2004 and $41.5 million in 2003. In each year, operating expenses were impacted by several significant and unusual items which are described below.

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

Although many cost reduction steps were implemented in 2004, with additional steps taken in 2005, the savings were largely offset by the extraordinary auditing, actuarial, accounting and other consulting, and legal expenses associated with the reexamination of the Company’s financial accounts and restatement of prior years’ consolidated financial statements as reported in its 2003 Form 10-K filing on July 29, 2005. Significant legal fees were also incurred in 2004 related to litigation matters as previously described in Item 3 - Legal Proceedings. A comparison of these expenses for 2005 and prior years is provided below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Audit fees	$2,902	$2,967	$1,482
Actuarial fees	1,685	1,578	763
Accounting and other consulting fees	1,077	2,762	618
Legal fees	1,679	1,393	2,254
Total	$7,343	$8,700	$5,117

The significant level of these fees has continued nto 2005 and 2006 due to the late filing of the Company’s 2003, 2004 and 2005 Forms 10-K. Such fees are accrued and reported in the year the services are performed. Subsequent to the filing of the 2003 Form 10-K, the Company began work on its 2004 financial statement reporting requirements. This includes the completion of the 2004 statutory financial statements and related audits for the Company’s insurance subsidiaries and the 2004 consolidated financial statements and related audit as included in this 2004 Form 10-K filing. As this work and the related audits were ultimately completed in 2006, the related fees incurred continue to remain at higher than normal levels. The Company expects such fees to continue at similar levels throughout 2006 at which time the Company anticipates its financial filings will be substantially current and the level of fees may drop to lower levels in 2007. Fees incurred through September 30, 2006, for audit, actuarial, accounting and legal fees totaled approximately $7.2 million, respectively.

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

During 2005, the Company took additional steps to reduce its operating expenses by $4.1 million. As noted above, although auditing, actuarial, accounting, consulting, and legal fees continued at a high level, the Company reduced these fees by $1.4 million during 2005.

Interest expense for 2005, 2004 and 2003 totaled $1.1 million, $864,000 and $485,000, respectively. As previously disclosed in this Item 7, the interest expense relates to debt service on $15 million the Company borrowed in 2003 through issuance of trust preferred notes (the “2003 Notes”). The 2003 Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. Interest expense for 2005, 2004 and 2003 reflects an average annual interest rate of approximately 7.6%, 5.8% and 5.3%, respectively.

Taxes

The provision for federal income taxes on loss from continuing operations, before cumulative effect of change in accounting principles, reflects tax expense (benefit) totaling $0.1, $(2.2) million and $(3.5) million for the years 2005, 2004 and 2003, respectively. These tax amounts equate to effective tax expense (benefit) rates of 47.3%, (13.1%), and (16.8%) for the years ended December 31, 2005, 2004, and 2003, respectively. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company for the year 2005 is due to increases to the valuation allowance for deferred tax assets and the tax benefit for dividends received deduction. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company for the years 2004 and 2003 is due to the establishment of a valuation allowance and increases to this allowance for deferred tax assets. Under SFAS No. 109, the Company has established a valuation allowance when, based on the weight of the available evidence, it is more likely than not that some portion of its deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance wholly owned subsidiaries and policy reserves of its life insurance subsidiaries. These nonlife net operating loss carry forwards totaled approximately $34.0 million at year-end 2005 and begin to expire in 2008 through 2025. The valuation allowance totaled $10.2 million at December 31, 2005, with the initial establishment of the allowance in 2002 totaling $0.8 million. Additions to the allowance totaled $0.4 million, $3.0 million and $6.0 million in 2005, 2004 and 2003, respectively. The additions in 2005 include $0.1 million related to continuing operations and $0.3 million related to other comprehensive income. The additions in 2004 include $3.3 million related to continuing operations and a reduction of $0.3 million related to other comprehensive income. The 2003 additions include $3.6 million related to continuing operations, $2.1 million related to discontinued operations, and $0.3 million related to other comprehensive income.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. FIC is an insurance holding company whose principal assets at and for the year ended December 31, 2005, consisted of its ownership interests in its insurance subsidiaries, Family Life Insurance Company and Investors Life Insurance Company of North America. As a holding company, FIC’s ability to pay interest and principal on its debt, pay its expenses and pay dividends on its common stock depend substantially on its receipt of dividends or other cash flow from its subsidiaries.

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of December 31, 2005, Investors Life held $15.4 million of notes receivable from FIC (the “Affiliated Notes”) that represented the remaining indebtedness related to the Family Life acquisition. Although this intercompany indebtedness is eliminated on FIC’s consolidated balance sheets, it creates a debt service requirement at the holding company level. The Affiliated Notes, through June, 2004, included the following provisions:

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

Again with the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in consolidation. As previously described, the Company retired the affiliated notes on December 29, 2006, using a portion of the proceeds from the sale of Family Life Insurance Company.

The holding company’s other principal liquidity requirement is debt service on the $15 million of 2003 Notes that it issued in May 2003. (See “Financial Condition - Liabilities” earlier in this Item 7.) These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2% (which yielded a rate of approximately 9.02% at April 1, 2006). The principal amount of the 2003 Notes must be repaid in a single payment in 2033.

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

Since FIC is not current in its filing of financial information with the SEC, it does not have access to the public capital markets. Although FIC does not believe that it will need additional capital to fund its obligations through 2006, the unavailability of access to the public capital markets may adversely affect our ability to grow our business through acquisitions.

The ability of Family Life and Investors Life to pay dividends to FIC and meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Family Life and Investors Life can pay such dividends by (a) including the “greater of" standard for payment of dividends to shareholders and (b) requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of" standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the policyholder surplus or (ii) the insurer's statutory net gain from operations for the previous year.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of December 31, 2005, were $542.2 million, compared to $572.1 million at December 31, 2004. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At December 31, 2005, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $405.0 million, represented insurance products, as compared to only $137.2 million of annuity product liabilities.

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

In connection with sales of invested assets, on June 1, 2005, the Company sold its River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross purchase price of $103 million. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One for a five-year term.  The Company realized a gain of $10.6 million on the sale, which includes both a current 2005 realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.  Although this results in lower real estate income, the Company is able to reinvest these proceeds into more liquid investments, matching the cash flow needs of its policyholder-related liabilities.

Off-Balance Sheet Arrangements and Contractual Obligations

It is not Company practice to enter into off-balance sheet arrangements nor is it Company policy to issue guarantees to third parties, other than in the normal course of issuing insurance contracts. Accordingly, the Company currently does not have any off-balance sheet arrangements. Commitments related to insurance products sold are reflected as policy liabilities and contractholder deposit funds using reserving methodologies described in Note 1 in the accompanying consolidated financial statements. Insurance contracts guarantee certain performances by the Company.

The following table summarizes information regarding FIC’s contractual obligations, including principal and interest where applicable, as of December 31, 2005. The amounts in the table are different than those reported in our consolidated balance sheet as of December 31, 2005 due to the consideration of interest on debt obligations. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including those related to duration, future mortality, and persistency. Because these estimates and assumptions are necessarily subjective, the amounts actually paid by the Company in the future may vary significantly due to the uncertainty of the timing of cash flows based on insurable events or policyholder surrenders.

Contractual Obligations	Total	Less than one year	One to three years	Four to five years	More than five years
	(in millions)
Long-term debt obligations (1)	$57.2	$1.5	$3.1	$3.1	$49.5
Operating lease obligations	6.2	2.6	3.3	0.3	-
Other long-term liabilities reflected on the consolidated balance sheet:
Policy liabilities (2)	1,966.2	126.1	242.3	221.2	1,376.6
Accrued pension benefit cost	4.5	-	-	-	4.5
Other policy claims and benefits (3)	11.5	11.5	-	-	-

Total	$2,045.6	$141.7	$248.7	$224.6	$1,430.6

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

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Cash and cash equivalents at beginning of year	$52.0	$82.4	$163.1

Net cash provided by (used in) operating activities	(10.8)	5.5	5.8
Net cash provided by (used in) investing activities	56.4	(4.7)	(97.2)
Net cash provided by (used in) financing activities	(34.0)	(31.2)	10.8
Net increase (decrease) in cash	11.6	(30.4)	(80.7)

Cash and cash equivalents at end of year	$63.6	$52.0	$82.4

The increase of $11.6 million in cash and cash equivalents during 2005 was primarily due to proceeds from the sales and maturities of invested assets, net of reinvestment of a portion of these proceeds. The decrease of $30.1 million in cash and cash equivalents during 2004 was primarily due to purchase of investments and cash used in financing activities to fund net cash outflows from contractholder deposits. The decrease of $80.7 million in cash and cash equivalents during 2003 was largely due to purchases of long-term fixed maturity securities.

For the year ended December 31, 2005, net cash used by operating activities was $10.8 million, compared to net cash provided by operating activities totaling $5.5 million and $5.8 million for the years ended December 31, 2004, and 2003, respectively. The decrease in cash from operating activities in 2005 compared to 2004 was primarily the result of increases in deferred policy acquisition costs, resulting from costs incurred for the acquisition and underwriting of insurance products, and decreases in other liabilities. The slight decrease in cash from operating activities in 2004 compared to 2003 was significantly impacted by lower operating expenses as well as cash flow from the Company’s trading securities. However, these positive cash flows were offset by lower premiums on traditional insurance products and lower net investment income.

Net cash used in investing activities in 2004 was $4.7 million. As previously described in this Item 7, during late 2003 and 2004 the Company completed a realignment strategy of its investment portfolio. As of December 31, 2003, the Company’s combined cash, cash equivalents, and short-term investments totaled $82.4 million. With the low interest rate environment during 2004, the Company increased this level to $114.6 million at December 31, 2004, in anticipation of an improved interest rate environment. It was also during this time that Conning and the Company completed more extensive asset/liability management and duration analysis which provided the information for more effective reinvestment of funds.

Net cash provided by investing activities in 2005 was $56.4 million. Proceeds from the sales and maturities of fixed maturities and sales of investment real estate, combined with proceeds from short-term investments, provided substantially all of the cash from investing activities. As market interest rates began to rise subsequent to 2004, most of the proceeds obtained were invested in longer-term fixed maturity securities during 2005 and the first quarter of 2006.

Net cash used in financing activities totaled $34.0 million and $31.2 million in 2005 and 2004, respectively, while 2003 reflected net cash provided by financing activities of $10.8 million. The most significant components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For 2005, 2004, and 2003, contractholder fund withdrawals exceeded deposits by $34.0 million, $31.2 million, and $4.7 million, respectively. The change in net withdrawals in 2005 was due to a decline in deposits in 2005 from 2004 of $6.1 million and a decline in withdrawals of $3.3 million for the same period. The significant change in net withdrawals in 2004 is due to a decline in deposits in 2004 from 2003 of $18.2 million and an increase in withdrawals of $8.3 million for the same period. The net withdrawals in 2003 were more than offset by funds provided by the $15.0 million notes issued in May 2003.

The significant decrease in contractholder fund deposits in 2005 and 2004 as compared to 2003 is largely due to the Company’s decision in 2004 to temporarily discontinue the sale of fixed annuity products, as previously described. Certain design features of the Company’s annuity products, coupled with competition in the annuity market and a low interest rate market environment led to this decision. Total contractholder fund deposits for 2005, 2004, and 2003 totaled $33.2 million, $39.3 million, and $57.5 million, respectively.

Contractholder fund withdrawals are a normal part of the run-off of any company’s existing book of business. The increase in withdrawals in 2004 could be impacted by the low market interest rate environment and the Company’s lowering of credited interest rates on certain annuity and universal life insurance products in response to lower investment rates. Although this trend continued into 2005, contractholder fund withdrawals did decline by $3.3 million from 2004 levels. Total contractholder fund withdrawals for 2005, 2004, and 2003 totaled $67.2 million, $70.5 million, and $62.2 million, respectively.

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

Investments

The Company’s principal investments are in fixed maturity securities and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive income. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from a variety of external sources. The Company has a policy and process in place to identify securities that could potentially have an impairment that is other−than−temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. At the end of each quarter, all securities are reviewed where fair value is less than ninety percent of amortized cost for six months or more to determine whether impairments should be recorded. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other−than−temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost, (2) the financial position of the issuer, including the current and future impact of any specific events, and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss. There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other−than−temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other−than−temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

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

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 14.3% of its total liabilities at December 31, 2005, or 20.8% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income in amounts which may be material.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to the understanding of the financial statements are described in Note 1 to the accompanying consolidated financial statements.

New Accounting Pronouncements

The following pronouncements have been identified as those which could be applicable to the consolidated financial statements of the Company.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company adopted SFAS No. 154 for accounting changes and the correction of errors reported after December 31, 2005.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”), issued Statement of Position (“SOP”) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments.” The SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is currently evaluating the impact of SOP 05-01 and does not expect adoption to have a material impact on the Company's consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets − an amendment of FASB Statement No. 140 ("SFAS 156"). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes −− an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 and does not expect adoption to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  Under this new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.  The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the consolidated financial statements for the year ending December 31, 2006.

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

Interest-Rate-Risk

The Company manages the interest-rate risk inherent in its fixed income assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company’s consolidated balance sheet is estimated to be $26.6 million at December 31, 2005, and $28.1 million at December 31, 2004. For purposes of the foregoing estimate, fixed maturities, trading securities, and short-term investments were taken into account. The fair value of such assets was $595.0 million at December 31, 2005, and $562.7 million at December 31, 2004.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset-backed securities) and trading securities. The fair value of such securities was $145.5 million at December 31, 2005, and $179.1 million at December 31, 2004. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $10.7 million at December 31, 2005, and $14.1 million at December 31, 2004.

Separate account assets have not been included, because gains and losses on those assets generally accrue to the policyholders.

The Company does not use derivative financial instruments to manage its exposure to fluctuations in interest rates.

ITEM 8.	FINANICAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Registrant have been filed as part of this report:

1.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated January 11, 2007.
2.
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated  July 29, 2005, except for the 2003 restatement described in Note 2 to the consolidated financial statements included in the 2004 Form 10-K (not separately presented herein) as to which the date is October 19, 2006.

3.	Consolidated Balance Sheets as of December 31, 2005 and 2004.
4.	Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003.
5.	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003.
6.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.
7.	Notes to Consolidated Financial Statements.
8.	Consolidated Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the year ended December 31, 2003, and the subsequent interim period through September 8, 2005, the Company did not consult with Deloitte regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K. Additionally, during the year ended December 31, 2005 and the subsequent interim period through January 12, 2007, the Company did not have any disagreements with Deloitte on accounting and financial disclosure matters.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria established in Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that we did not maintain effective internal control over financial reporting.

The Company has reached its conclusion that it did not have effective internal control over financial reporting, and considers its assessment to be incomplete due to many instances where it was unable to prove that internal controls were effective due to the lack of sufficient evidence of the controls performed. Although the Company’s assessment is considered to be incomplete, the Company has identified the following material weaknesses of internal control over financial reporting:

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

Financial Close and Reporting: The Company’s processes for preparing the consolidated financial statements were not clearly defined and they lack appropriate controls to ensure the completeness, accuracy, timeliness, appropriate valuation, and proper presentation and disclosure of financial transactions. The Company did not evidence reviews, approvals, and reconciliations of accounting transactions with regard to the following financial processes: expenditures, fixed assets, income taxes, financial close and reporting, and agent compensation. Additionally, this lack of financial reporting controls has resulted in the late filing of required interim and annual financial information.

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

Policy Data Integrity: The Company utilized multiple policy administrative systems, including both automated and manual systems, to process and account for policy related transactions associated with the various types of insurance business issued and administered by the Company. These systems were not common in nature and ranged from full functioning mainframe-based insurance administrative systems to basic spreadsheet and database systems, as well as manual systems. The Company did not have adequate controls with regard to the management of policy data maintained on these systems. There were not adequate controls with regard to the processing of policy transactions on both manual and automated administration systems, including the transfer of data between systems. Additionally, there were not adequate controls with regard to the review of policy transaction data and the identification and correction of processing errors. This lack of policy data integrity controls could result in material errors going undetected, particularly in the calculation of the Company’s policy benefit reserve balances as the actuarial reserve estimates may be based on inaccurate and incomplete policy data. Additionally, these policy data control deficiencies may result in material errors going undetected in other financial statement account balances, including policy loans and policyholder benefits.

These deficiencies represented a design deficiency in internal controls and they constituted a material weakness.

We engaged our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), to audit management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and they have issued their report which appears below. However, due to the fact that management had not completed the testing of our internal control over financial reporting, Deloitte is unable to render an opinion on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Because of management’s inability to complete our testing and Deloitte’s inability to complete their audit, material weaknesses in addition to those described above might have existed at December 31, 2005, which have not been identified.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Financial Industries Corporation
Austin, Texas

We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of Financial Industries Corporation and subsidiaries (the “Company”) as of December 31, 2005. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

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

Financial Close and Reporting: The Company’s processes for preparing the consolidated financial statements were not clearly defined and they lack appropriate controls to ensure the completeness, accuracy, timeliness, appropriate valuation, and proper presentation and disclosure of financial transactions. The Company did not evidence reviews, approvals, and reconciliations of accounting transactions with regard to the following financial processes: expenditures, fixed assets, income taxes, financial close and reporting, and agent compensation. Additionally, this lack of financial reporting controls has resulted in the late filing of required interim and annual financial information.

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

Policy Data Integrity: The Company utilized multiple policy administrative systems, including both automated and manual systems, to process and account for policy related transactions associated with the various types of insurance business issued and administered by the Company. These systems were not common in nature and ranged from full functioning mainframe-based insurance administrative systems to basic spreadsheet and database systems, as well as manual systems. The Company did not have adequate controls with regard to the management of policy data maintained on these systems. There were not adequate controls with regard to the processing of policy transactions on both manual and automated administration systems, including the transfer of data between systems. Additionally, there were not adequate controls with regard to the review of policy transaction data and the identification and correction of processing errors. This lack of policy data integrity controls could result in material errors going undetected, particularly in the calculation of the Company’s policy benefit reserve balances as the actuarial reserve estimates may be based on inaccurate and incomplete policy data. Additionally, these policy data control deficiencies may result in material errors going undetected in other financial statement account balances, including policy loans and policyholder benefits.

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.

Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of the other material weaknesses, if any, that might have been identified if we had been able to perform sufficient auditing procedures, the Company has not maintained effective internal control over the financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated January 11, 2007, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Dallas, Texas
January 11, 2007

Change in Internal Controls over Financial Reporting

During the fourth quarter of 2005, there have been no material changes in the Company’s disclosure controls and procedures pursuant to Rule 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  However, in connection with the material weaknesses in internal control over financial reporting discussed above, management, with oversight from the Audit Committee, has been addressing all of these issues and is committed to effectively remediating known weaknesses as expeditiously as possible.

During 2005, and continuing in 2006, in order to comply with the provisions of the Sarbanes-Oxley Act of 2002, the Company put forth a significant and costly effort which involved both internal and external resources.  This effort included the design, documentation and testing of internal controls for the major processes related to financial reporting.  While management is dedicated to improving the Company’s internal controls over financial reporting, the nature of the outstanding material weaknesses prevented complete remediation prior to December 31, 2005.

Management has implemented new internal controls and improved already existing controls in late 2006 in order to address some of the previously described material weaknesses.  Although these new controls have been implemented, they have not all been fully tested nor been in-place long enough to determine if the related material weaknesses have been fully remediated. Although the Company’s remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and tested, and management concludes that these controls are operating effectively. The following are actions management has taken to address some of its identified material weaknesses:

•	Performed a high-level risk assessment which covered all process areas within the Company. The risk assessment also included establishing a mitigation strategy for each identified risk.
•	Enhanced processes already in-place to regularly evaluate the design and operating effectiveness of internal controls.
•	Improved segregation of duties in several areas.
•	Developed improved monitoring of third parties by adding new controls and performing more thorough and formal reviews of this information and related interactions with outside service providers.
•	Added new reinsurance automated controls in order to perform reconciliations between insurance administrative data and reinsurance billings.
•	Improved automated controls related to payment of commissions in order to identify commission discrepancies.
•	Created periodic insurance administration reconciliation reports to monitor changes to policy holder data.
•	Implemented improved daily and monthly insurance administration reporting to facilitate the identification of inconsistent processing activity.
•	Initiated policy loan sampling to verify the accuracy of related calculations.

The Company plans to continue its deficiency remediation activities as outlined in the Company’s remediation plan which includes establishing additional controls to meet predefined control objectives, improving defined control activities and establishing procedures to ensure that control owners retain formal documentation providing conclusive evidence of the effectiveness of established and newly implemented internal controls.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The members of the Board of Directors of FIC, as of September 30, 2006, are as follows:

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

Robert A. Nikels, 66 has been a director of FIC since November 1, 2005. He serves on the Investment Committee and the Marketing Committee of the Board of Directors. Mr. Nikels is a retired insurance executive with more than 31 years experience in the life, annuity and health insurance business. He began his career as an actuarial student with the Lincoln National Life Insurance Company, becoming a Fellow of the Society of Actuaries in 1968. At Lincoln National he held various actuarial and management positions and retired as Senior Vice President Product Management in 1995. Mr. Nikels filled the director position left vacant by the resignation of Salvador Diaz-Verson, Jr. in July 2005. The resignation of Mr. Diaz-Verson, Jr. was announced in a Current Report on Form 8-K filed by the Company on July 18, 2005. Mr. Nickels has a bachelors degree from Bradley University and a masters degree from the University of Illinois.

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

The executive officers of FIC, as of September 30, 2006, are as follows:

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 2005, through December 31, 2005, all reports required by Section 16(a) to be filed by its directors, officers and greater than ten percent beneficial owners were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information, for the years ended December 31, 2005, 2004, and 2003, concerning the compensation of each of the Company’s four most highly compensated executive officers (the “named executive officers”) who were serving as executive officers at the end of 2005 and received cash compensation exceeding $100,000 during 2005, the Company’s former Chief Executive Officer, and two other persons who would have been included in these standards but for the fact that he was not serving as an executive officer at the end of 2005.

							Long-Term Compensation
		Annual Compensation ($)					Awards
Name and Principal Position (5)	Year	Salary (1)		Bonus	Other Annual Compensation (2)		Restricted Stock Awards ($)		Securities Underlying Options SARs (#)		All Other Compensation (4)($)

Michael P. Hydanus	2005	159,519	(3)	-	49,805	(15)	-		15,000	(14)	8,470
Interim President and CEO

J. Bruce Boisture	2005	353,846	(12)	-	81,865	(6)	-		-		211,550	(16)
Former President and CEO	2004	400,000		-	75,966	(6)	700,000	(8)	150,000	(9)	4,100

Vincent L. Kasch	2005	180,626		20,000	-		-		-		11,224	(11)
Chief Financial Officer	2004	141,346		-	-		-		20,000	(13)	2,692

Theodore A. Fleron	2005	190,000		-	-		-		-		52,200	(10)
Vice President,	2004	190,000		-	-		-		-		3,800
General Counsel	2003	197,307			-		-		-		3,946

Thomas C. Richmond (7)	2005	182,692		-	-		-		-		-
Former Vice President,	2004	190,000		-	-		-		-		-
Assistant Secretary	2003	197,307		-	-		-		-		-

Jeffrey H. Demgen (17)	2005	-		-	-		-		-		189,031
Former Vice President	2004	-		-	-		-		-		222,558
	2003	83,076		-	-		-		-		122,650

(1)	Information in the Salary column reflects the earned salary based on the applicable employment dates during the noted years.

(2)
Does not include the value of perquisites and other personal benefits if the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

(3)	Mr. Hydanus was hired on May 2, 2005. His salary represents 17.5 pay periods.

(4)
For persons other than Messrs. Boisture, Kasch and Fleron represents amounts contributed under the InterContinental Life Corporation Employees Savings and Investment Plan (“401K Plan”). For Mr. Boisture, refer to Note 16. For Mr. Kasch, refer to Note 11. For Mr. Fleron, refer to Note 10.

(5)
R. Keith Long has served as Chairman since August 25, 2003, and J. Bruce Boisture served as President and Chief Executive Officer of FIC from January 7, 2004 to November 4, 2005. Michael P. Hydanus has served as Interim President and Chief Executive Officer since November 5, 2005.

(6)
Represents Mr. Boisture’s reimbursable expenses per his employment agreement for apartment rent, utilities, gas, car lease, auto insurance, life insurance, appliance rental, airfare expenses, hotel, furniture, car rental and medical insurance.

(7)
Effective as of February 13, 2004, the employment of Thomas C. Richmond with FIC was terminated. Mr. Richmond’s 2005 salary represents the final settlement under his severance agreement paid through December 13, 2005.

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

(10)	Includes $48,000 paid to Mr. Fleron under the DB SERP termination, as described below.

(11)	Amounts in the “All Other Compensation” column include $1,000 under the DC SERP plan termination, $2,890.21 under the 401(k) employer match and $7,333.79 under the safe harbor contribution.

(12)	Mr. Boisture terminated on November 4, 2005. His salary reflects 22 pay periods and payment for accrued but unused vacation.

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

(14)
In connection with the election of Mr. Hydanus as Senior Vice President - Operations of FIC in May, 2005, the Board of Directors granted Mr. Hydanus the option to purchase 15,000 shares of FIC common stock, at a per share price of $8.50. The grant was conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made. Mr. Hydanus was vested in 5,000 of the options on the first anniversary of his acceptance of the SVP Employment Letter, and an additional 5,000 of the option on each of the following two such anniversaries. The options will vest immediately in the event of a Change of Control (as defined in the SVP Employment Letter).

(15)
Represents Mr. Hydanus’ relocation expenses per his SVP Employment Letter, including commission on sale of home, portion of gain/loss on sale of home, temporary housing, household moving expenses, mileage, lodging for the household move and miscellaneous expenses (i.e. airfare, taxi, parking).

(16)	Includes safe harbor contributions of $11,550 plus Separation Agreement payments of $200,000 from November 2005 to March 2006.

(17)
Jeffrey H. Demgen resigned employment with the Company on June 12, 2003. Under the terms of his employment agreement with the Company, as amended, his voluntary resignation did not terminate the agreement. Accordingly, Mr. Demgen will receive compensation, at the rate of $180,000 per year, until February 26, 2006. Amounts shown in the “All Other Compensation” column represent amounts paid or payable to Mr. Demgen under his employment agreement subsequent to his resignation, as follows: In 2003: $114,231 in salary continuation, $6,619 for life and health insurance benefits, and $1,800 in lieu of matching contributions of the Company’s 401K Plan. In 2004: $180,000 in salary continuation, $6,453 for life and health insurance, $3,600 in lieu of matching contributions to the 401K Plan, and a lump sum payment of $32,505 representing the present value of pension benefits that would have otherwise accrued under the Company’s pension plan for the period from June 15, 2003 to December 31, 2005. In 2005: $180,000 in salary continuation, $5,431 for life and health insurance, and $3,600 in lieu of matching contributions to the 401K Plan. In 2006: $27,692 in salary continuation.

Stock Options Granted in 2005

The following table sets forth information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 2005.

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercisable or Base	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Date	5% ($)	10% ($)

Michael P. Hydanus(1)	15,000	100.00%	$8.50	5/2/2015	$80,184	$203,202

(1)
In connection with the election of Mr. Hydanus as Senior Vice President - Operations of FIC in May, 2005, the Board of Directors granted Mr. Hydanus the option to purchase 15,000 shares of FIC common stock, at a per share price of $8.50. The grant was conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made. Mr. Hydanus was vested in 5,000 of the options on the first anniversary of his acceptance of the SVP Employment Letter, and an additional 5,000 of the option on each of the following two such anniversaries. The options will vest immediately in the event of a Change of Control (as defined in the SVP Employment Letter).

(2)
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

Aggregated Option/SAR Exercises in 2005 and Year-end Option/SAR Values

The following table sets forth information concerning unexercised stock options as of December 31, 2005, of the named executive officers as of that date. As noted above, such option grants are subject to the approval by the shareholders of FIC of the FIC Incentive Stock Plan. No stock options were exercised during 2005 by any named executive officers. Since the market value of FIC common stock as of December 31, 2005, was less than the option prices, the table below does not include information pertaining to the value of unexercised in-the-money options.

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at December 31, 2005 (#)		Value of Unexercised In-the-Money Options at December 31, 2005(2) ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Vincent L. Kasch(1)	-	-	-	20,000	-	-
Michael P. Hydanus(3)	-	-	-	15,000	-	-

(1)
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

(2)
Based on the closing price of the Company’s common stock of $8.30 on the National Quotation Bureau’s Pink Sheet quotation service on December 31, 2005, the options had no in-the-money value as of December 31, 2005. The actual amount, if any, realized upon the exercise of stock options will depend upon the amount by which the market price of the Company’s common stock on the date of exercise exceeds the exercise price.

(3)
In connection with the election of Mr. Hydanus as Senior Vice President - Operations of FIC in May, 2005, the Board of Directors granted Mr. Hydanus the option to purchase 15,000 shares of FIC common stock, at a per share price of $8.50. The grant was conditioned upon the approval by the shareholders of FIC of the FIC Incentive Stock Plan, pursuant to which the grant would be made. Mr. Hydanus was vested in 5,000 of the options on the first anniversary of his acceptance of the SVP Employment Letter, and an additional 5,000 of the option on each of the following two such anniversaries. The options will vest immediately in the event of a Change of Control (as defined in the SVP Employment Letter).

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

Employment Agreements and Change in Control Arrangements

The following employment agreements were in effect during 2005 with respect to the individuals listed in the Summary Compensation Table:

Michael P. Hydanus. In connection with his election as Senior Vice President-Operations, Mr. Hydanus received a letter from FIC, dated April 19, 2005, which set forth the terms of his employment with FIC (the "SVP Employment Letter"). The SVP Employment Letter provided that he may receive long-term incentives in the form of a grant of options to purchase 15,000 shares of FIC common stock at an exercise price equal to the fair market value on the date that the options are granted. The option provision was conditional upon the approval of an equity option plan by the shareholders of FIC. Accordingly, such options would be granted only following shareholder approval of the equity option plan and approval by the Company's Compensation Committee of a grant of options.

The SVP Employment Letter also provided that, if FIC terminated Mr. Hydanus' employment without Cause (as defined in the SVP Employment Letter), or Mr. Hydanus terminated his employment for Good Reason (as defined in the SVP Employment Letter), he would be entitled to a continuation of his salary payments for twelve months after the date of termination. If FIC terminated Mr. Hydanus without Cause, or he terminated his employment with Good Reason, at any time within twelve months of a Change of Control (as defined in the SVP Employment Letter), he would be entitled to a continuation of his salary payments for twenty-four months after the date of termination.

On January 5, 2006, in connection with his agreement to serve as Interim President and Chief Executive Officer of the Company, Mr. Hydanus received a letter, effective October 15, 2005, from FIC which set forth terms of such appointment (the “Employment Letter”).  Pursuant to the Employment Letter, Mr. Hydanus agreed to assume all of the duties and responsibilities of Chief Executive Officer of the Company and to continue those duties until (1) he is appointed Chief Executive Officer of the Company permanently by the Board of Directors of FIC or (2) another person is appointed Chief Executive Officer of the Company by the Board of Directors of FIC, in its discretion, and Mr. Hydanus is reassigned to assume his duties as Chief Operating Officer of the Company pursuant to the SVP Employment Letter. The Employment Letter is intended to amend and restate the SVP Employment Letter, provided that to the extent that any terms of the SVP Employment Letter do not conflict with the Employment Letter, such terms of the SVP Employment Letter will be considered valid and continue in full force and effect. The terms of the Employment Letter will be binding and effective for so long as Mr. Hydanus serves as Interim Chief Executive Officer or permanent Chief Executive Officer of the Company.

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

Effective as of February 13, 2004, the employment of Thomas C. Richmond with FIC was terminated. FIC and Mr. Richmond entered into an amendment to his employment agreement, which provides that the employment period ends as of February 13, 2004. Following the end of the employment period, Mr. Richmond received receive severance payments on a bi-weekly basis until December 13, 2005, at the annual salary rate ($190,000) set forth in the original employment agreement, net of applicable taxes. In addition, Mr. Richmond received certain medical, dental and life insurance benefits during the period that he received severance payments.

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

Report of the Compensation Committee on Executive Compensation

Overview

The Compensation Committee of the Board of Directors has the responsibility for establishing the Company’s compensation principles and strategies and designing a compensation program for executive officers.  The committee is currently comprised of three directors - R. Keith Long, Richard H. Gudeman and Eugene J. Woznicki.  Mr. Woznicki serves as the Chairman of the committee.  Both Mr. Gudeman and Mr. Woznicki have served on the committee since June 2003.  Mr. Long has served on the committee since February 2005.

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

Compensation Principles and Framework

The compensation practices and programs for executive officers, as discussed in this report and elsewhere in Item 11 of this Annual Report on Form 10-K, are intended to provide a balance of base salary, fringe benefits and stock-based awards to promote performance over the longer-term.  During 2004, the Board adopted an Incentive Stock Plan, subject to the approval of the plan by the shareholders of the Company.  The plan provides for the award of incentive stock options, non-qualified stock options, or restricted stock to key employees.

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

Compensation Committee

Eugene J. Woznicki, Chairman
R. Keith Long
Richard H. Gudeman

Stock Performance Graph

This graph shows FIC’s cumulative total shareholder return during the five fiscal years ending with fiscal 2005. The graph also shows the cumulative total returns of the Nasdaq stock market and the Nasdaq insurance stock index. The comparison assumes $100 was invested on January 1, 2000 in shares and in each of the indices shown and assumes that all of the dividends were reinvested.

Notes:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are re weighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series w as set to $100.00 on 12/29/2000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners

The following table presents information as of September 30, 2006, as to all persons who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the Company’s Common Stock.

Name and Address	Number of Shares Owned		Percent of Outstanding Shares

Roy F. and Joann Cole Mitte Foundation	968,804	(1)	9.82%
6836 Bee Caves Road, Suite 262
Austin, Texas 78746
Roy F. Mitte	968,804	(2)	9.82%
3701 Westlake Drive
Austin, Texas 78746
Family Life Insurance Company	648,640	(3)	6.17%
6500 River Place Blvd., Building One
Austin, TX 78730
Investors Life Insurance Company of North America	1,427,073	(3)	12.63%
6500 River Place Blvd., Building One
Austin, TX 78730
Fidelity Management & Research Company	1,302,480	(4)	13.20%
82 Devonshire Street
Boston, MA 02109
Wellington Management Company, LLP	607,300	(5)	6.15%
75 State Street
Boston, MA 02109
Financial & Investment Management Group, Ltd.	643,797	(6)	6.52%
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

Stock Ownership of Directors and Executive Officers.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2006, by (i) each director, (ii) the current executive officers of the Company, (iii) other persons named in the Summary Compensation Table below, and (iv) all such persons as a group:

Name and Address	Number of Shares Owned		Percent of Outstanding Shares

Non-Employee Directors:
R. Keith Long	380,514	(2)(5)	3.86%
John D. Barnett	5,747	(5)	*
Patrick E. Falconio	8,373	(5)	*
Richard H. Gudeman	4,248	(5)	*
Robert A. Nikels	3,213	(5)	*
Lonnie L. Steffen	5,247	(5)	*
Kenneth J. Shifrin	5,247	(4)(5)	*
Eugene J. Woznicki	6,248	(5)	*

Current Executive Officers:
Vincent L. Kasch	737	(3)	*
Michael P. Hydanus	307	(3)	*

Other Persons Named in Summary Compensation Table:
J. Bruce Boisture	-		-
Theodore A. Fleron	20,233	(1)	*
Thomas C. Richmond	4,668		*

Directors, executive officers and other persons as a group (13 persons)	444,782		4.51%

* Less than 1%.

The business address of each officer and director is c/o Financial Industries Corporation, 6500 River Place Blvd., Building I, Austin, Texas 78730.

(1)	Includes shares beneficially acquired through participation in the Company’s 401K plan and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.

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

(3)	Owned in 401(k) plan account, subject to vesting, as a result of employer matching contribution program.

(4)	Does not include 385,000 shares owned by American Physicians Service Group, Inc., of which Mr. Shifrin is CEO and Chairman. Mr. Shifrin disclaims beneficial ownership of such shares.

(5)	Includes shares issued under the Stock Plan, effective September 30, 2005. For additional information, see the section entitled “Compensation of Directors.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

New Era Transactions

In June 2003, a subsidiary of FIC acquired three companies: Total Compensation Group Consulting Inc., a consulting firm and registered investment advisor; Paragon, a group of three companies providing employee benefits products and services; and JNT Group Inc., an independent fee-based third-party administrator (collectively, the “New Era Marketing Companies”). The acquisitions were facilitated for FIC by representatives of American Physicians Service Group Inc. (“APS”) and Equita Financial and Insurance Services of Texas, Inc. (“Equita”). Kenneth S. Shifrin, a director of FIC, is the chairman and chief executive officer of APS.

Pursuant to Option Agreements dated as of June 5, 2003 (the “Option Agreements”), in consideration for their facilitation of the acquisition of the New Era Marketing Companies and the Marketing Agreement described below, APS and Equita were granted options to purchase 323,000 and 169,000 shares of Common Stock, respectively, at $16.42 per share (120% of the average closing price of Common Stock for the 15 trading days ended June 3, 2003). Such options are exercisable only if a marketing subsidiary, FIC Financial Services Inc., produced over $200,000,000 in qualifying premiums between July 1, 2003, and December 31, 2005. Equita was also granted an option to purchase up to 158,000 shares of Common Stock at $16.42 per share, exercisable at the rate of 10,000 shares for each $10,000,000 increment by which qualifying premiums generated by products marketed by Equita exceed $200,000,000 between July 1, 2003 and December 31, 2005. Since Equita did not produce the required level of qualifying premiums by December 31, 2005, the options expired as of that date.

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

In June 2005, Equita commenced litigation against FIC pertaining to matters arising out of the option agreement. See Item 3—Legal Proceedings-Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc. in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the SEC on October 30, 2006.

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

In connection with the sale, Mr. Wise and FIC entered into an amendment to Mr. Wise’s employment agreement, as described under “Compensation of Executive Officers and Directors-Employment Agreements and Change In Control Arrangements”. The amendment released FIC from any claims Mr. Wise may have had relating to his employment with FIC, including claims which Mr. Wise had asserted related to his entitlement to a bonus payment of approximately $70,000.

Also, in connection with the sale of ARC to Mr. Wise, FIC entered into a consulting agreement with ARC. Under the terms of the agreement, FIC and its insurance subsidiaries could obtain up to 2,000 hours of actuarial consulting services from ARC during the period from January 1, 2004 to December 31, 2005. During 2004 and 2005, the Company paid fees of approximately $2 million to ARC in connection with the provision of actuarial consulting services, including services related to the Company’s review of deferred policy acquisition costs and present value of future profits of acquired businesses.

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

Pursuant to the Settlement Agreement, the Mitte Family granted an irrevocable proxy for any shares of Common Stock owned by the Mitte Foundation to the persons named as proxies by the Company. With respect to the 2003 and later Annual Meetings of the Company, the proxy may be voted “for” all nominees of the Board named in the Company’s proxy statements, “against” any proposal by a person other than the Company for the removal of any members of the Board, “withheld” as to nominees for the Board proposed by any person other than the Company, “against” any proposal by any person other than the Company to amend the bylaws or articles of the Company, and in accordance with the recommendation of the Board or at their discretion as permitted by applicable law with respect to any shareholder proposal submitted pursuant to Rule 14a-8 under the Exchange Act. The proxy also extended to certain matters which may be proposed by the Company at its 2004 annual meeting of shareholders, or any later annual or special meeting, regarding changes in the ownership percentage required in order for a shareholder to call a special meeting of shareholders and the elimination of cumulative voting. The Company agreed not to propose at the 2003 Annual Meeting any amendment to the Company’s articles of incorporation or bylaws that would increase the ownership threshold for a shareholder’s ability to call a special meeting of shareholders. The proxy did not extend to any other matters proposed by FIC at any annual or special meeting during which the proxy is in effect, including, without limitation, any other amendment to the articles of incorporation or bylaws of the Company, any action relative to a merger of FIC, the sale of all or substantially all of the assets of FIC or the issuance or sale by FIC of any of its equity securities.

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

As described under “New Era Transactions,” above, APS and a subsidiary of Equita acquired 312,484 and 204,918 shares of Common Stock, respectively, from the Mitte Foundation in June 2003. Subject to specified exceptions, the proxy granted to the Company survived the transfer of stock by the Foundation unless (1) the Company agreed otherwise, (2) the transferee owned less than 2% of the then outstanding shares of Common Stock or (3) a transfer was effected under certain provisions of Rule 144 or a registration statement. Prior to the 2003 Annual Meeting, at the request of APS and the Equita subsidiary, FIC released the proxy with respect to the shares of Common Stock of FIC acquired from the Foundation. Accordingly, APS and the Equita subsidiary each voted their respective shares directly at the 2003 Annual Meeting.

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

Litigation with Otter Creek Partnership I, L.P.

On June 13, 2003, Otter Creek Partnership I, L.P. filed a civil lawsuit against FIC in the District Court in Travis County, Texas, Cause No. GN302872. In its lawsuit, Otter Creek sought an injunction against FIC to compel it to schedule and hold the 2003 annual meeting of shareholders. In addition, the lawsuit sought to compel FIC either not to exercise the proxy that it acquired from the Mitte Family (as described above) or to vote such shares in the same proportion as the other outstanding shares of the Company are voted. Otter Creek and FIC completed a settlement with respect to the lawsuit in December 2003. Under the settlement agreement, (i) the Company reimbursed Otter Creek for $250,000 in proxy expenses, and (ii) the Company agreed that reimbursement for an additional $475,000 of proxy and litigation expenses would be submitted to the Company’s shareholders for approval. The Board of Directors agreed to recommend that shareholders approve the reimbursement. The settlement also included mutual releases between the Company and Otter Creek and its affiliates in favor of each of them and their respective employees, directors, officers, agents, and representatives. The Board of Directors and Otter Creek subsequently agreed that the Company could use FIC Common Stock to pay the additional reimbursement, if approved. The Chairman of the Board of Directors of the Company, R. Keith Long, is the President and owner of the General Partner of Otter Creek Partners I, L.P.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets fees incurred by the Company for audit and other services incurred through December 31, 2006, by Deloitte & Touche LLP, the Company’s principal accounting firm for the audits of the years ended December 31, 2005 and 2004 and by PricewaterhouseCoopers LLP, the Company’s principle accounting firm for the audit of the year ended December 31, 2003:

	For the Audit of
	Year Ended December 31,
	2005	2004
	Deloitte	Deloitte	PwC

Audit fees	$1,413,098	$3,397,055	$47,464
Audit-related fees	-	317,195	68,054
Tax fees	-	-	-
All other fees	-	-	-

Total fees billed	$1,413,098	$3,714,250	$115,518

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

The following consolidated financial statements of Financial Industries Corporation and subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets, for the years ended December 31, 2005 and 2004.

Consolidated Statements of Operations, for the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Changes in Shareholders' Equity, for the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows, for the years ended December 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements.

2.	The following consolidated financial statement schedules of Financial Industries Corporation and subsidiaries are included:

Schedule I - Summary of Investments Other Than Investments in Related Parties.
Schedule II - Condensed Financial Statements of Registrant.
Schedule III - Supplementary Insurance Information.
Schedule IV - Reinsurance.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.

3.	Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits beginning on Page 82.

(b)	Exhibits

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 12, 2007.

/s/ R. Keith Long	/s/ Richard H. Gudeman
R. KEITH LONG, CHAIRMAN	RICHARD H. GUDEMAN, DIRECTOR

/s/ John Barnett	/s/ Kenneth Shifrin
JOHN BARNETT, DIRECTOR	KENNETH SHIFRIN, DIRECTOR

/s/ Robert A. Nikels	/s/ Lonnie Steffen
ROBERT A. NIKELS, DIRECTOR	LONNIE STEFFEN, DIRECTOR

/s/ Eugene Woznicki
EUGENE WOZNICKI, DIRECTOR

/s/ Patrick E. Falconio
PATRICK E. FALCONIO, DIRECTOR

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement by and between Family Life Corporation and The Manhattan Life Insurance Company dated December 8, 2006*
3.1	Articles of Incorporation of FIC (2)
3.2	Certificate of Amendment to the Articles of Incorporation of FIC, dated November 12, 1996 (3)
3.3	Bylaws of FIC (2)
3.4	Amendment to Bylaws of FIC dated February 29, 1992 (8)
3.5	Amendment to Bylaws of FIC dated June 16, 1992 (8)
3.6	Amendment to Articles of Incorporation of FIC dated May 18, 2001 (10)
4.1	Indenture Agreement between FIC and Wilmington Trust Company, as trustee, pertaining to the issuance by FIC of the Floating Rate Senior Debt Securities due 2033 (15)
10.01	Note, dated July 30, 1993, in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America (5)
10.02	Note, dated July 30, 1993, in the original principal amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America (5)
10.03
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

10.05	Amended and Restated Stock Option Grant Agreement (10)
10.06	Employment Agreement between Registrant and Jeffrey H. Demgen dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002, as amended on August 19, 2002 (11)
10.07	Employment Agreement between Registrant and Thomas C. Richmond dated as of May 1, 2002 and ratified by the Board of Directors on August 17, 2002 (11)
10.08	Employment Agreement between Registrant and Theodore A. Fleron dated as of March 22, 2002 and ratified by the Board of Directors on August 17, 2002 (11)
10.09	Employment Agreement between Registrant and Dr. Eugene E. Payne dated as of November 4, 2002 and ratified by the Board of Directors on November 4, 2002 (12)
10.10	Financial Industries Corporation Equity Incentive Plan, dated November 4, 2002 (12)
10.11	Employment Agreement between Registrant and George M. Wise, III dated as of December 13, 2002 and ratified by the Board of Directors on December 13, 2002 (13)
10.12	Employment Agreement between Registrant and Theodore A. Fleron dated as of December 13, 2002 and ratified by the Board of Directors on December 13, 2002, superceding Exhibit 10.12 (13)
10.13	Employment Agreement between Registrant and Thomas C. Richmond dated as of December 13, 2002 and ratified by the Board of Directors on December 13, 2002, superceding Exhibit 10.11 (13)
10.14
Compromise Settlement Agreement and Mutual Release in the litigation entitled Financial Industries Corporation v. The Roy F. and Joann Cole Mitte Foundation, Roy F. Mitte, and Joann Cole Mitte, Civil Action No. A03 CA 033 SS, in the United States District Court for the Western District of Texas, Austin Division (14)

10.15
Stock Purchase Agreement, by and among Total Compensation Group Consulting, Inc., John Pesce, Mike Cochran, Arthur A. Howard, Geoffrey Calaway, W.M. Hartman, Edward F. Harman, III, M.B. Donaldson, Teri Hoyt, Alycia Andrews, Charles Francis, Tom Cook, David Allen, and Marcus Smith and Financial Industries Corporation, and FIC Financial Services, Inc. (15)

10.16	Stock Purchase Agreement by and among JNT Group, Inc., Earl W. Johnson and Total Compensation Group Consulting, Inc., FIC, and FIC Financial Services, Inc. (15)

Exhibit No.	Description of Exhibit
10.17
Stock Purchase Agreement by and among Paragon Benefits, Inc., The Paragon Group, Inc., Paragon National, Inc., Scott A. Bell, Wayne C. Desselle, and Chris Murphy and FIC, and FIC Financial Services, Inc.(15)

10.18	Marketing Agreement by and among Investors Life Insurance Company of North America, Family Life Insurance Company and Equita Financial and Insurance Services of Texas, Inc. (15)
10.19	Stock Purchase and Option Agreement by and between FIC and American Physicians Service Group, Inc. (15)
10.20	Stock Option Agreement by and among FIC, Equita Financial and Insurance Services of Texas, Inc., and, solely for purposes of Section 4.5 of the agreement, M&W Insurance Services, Inc. (15)
10.21	Registration Rights Agreement by and among FIC, American Physicians Service Group, Inc., M&W Insurance Services, Inc., Equita Financial and Insurance Services of Texas, Inc. (15)
10.22	Stock Option Agreement between FIC and William P. Tedrow (15)
10.23	Senior Notes Subscription Agreement between FIC and InCapS Funding I, Ltd. (15)
10.24
Placement Agreement with Sandler O’Neill & Partners, L.P., as agent of FIC, with respect to the issue and sale by FIC and the placement by Sandler O’Neill & Partners, L.P. of $15,000,000 aggregate principal amount of Floating Rate Senior Notes of FIC (15)

10.25	Amendment No. 1 to Employment Agreement of Eugene E. Payne, dated as of October 9, 2003 (16)
10.26	Stock Purchase Agreement dated December 31, 2003, by and between BCDP Holdings, LLP, Financial Industries Corporation and FIC Financial Services, Inc. (17)
10.27	Acquisition Agreement dated December 31, 2003, by and between InterContinental Life Corporation and George M. Wise, III (17)
10.28	Agreement and Release dated December 31, 2003, by and between Scott A. Bell, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.29	Agreement and Release dated December 31, 2003, by and between Mike Cochran, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.30	Agreement and Release dated December 31, 2003, by and between Wayne C. Desselle, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.31	Agreement and Release dated December 31, 2003, by and between Chris Murphy, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.32	Agreement and Release dated December 31, 2003, by and between John Pesce, FIC Financial Services, Inc., and Financial Industries Corporation (17)
10.33	Amendment No. 1 dated December 31, 2003, to Employment Agreement between George Wise and Financial Industries Corporation (17)
10.34	Consulting Agreement between Actuarial Risk Consultants, Inc. and Financial Industries Corporation (17)
10.35	Employment Agreement dated January 7, 2004 by and between Bruce Boisture and Financial Industries Corporation (18)
10.36	Amendment No. 1 to Employment Agreement between Financial Industries Corporation and Thomas C. Richmond dated as of February 13, 2004 (19)
10.37	Non-Qualified Deferred Compensation Plan (21)
10.38	Investment Management Agreement dated as of October 20, 2003 by and between, Investors Life Insurance Company of North America and Conning Asset Management Company (21)
10.39	Investment Management Agreement dated as of October 20, 2003 by and between Family Life Insurance Company and Conning Asset Management Company (21)
10.40	Mutual Release dated as of July 30, 2004 between Eugene E. Payne and the Registrant. (21)
10.41	Letter Agreement dated as of April 5, 2004 between Jeffrey H. Demgen and the Registrant with respect to the termination of Mr. Demgen’s active employment. (21)
10.42	Settlement Agreement in the litigation entitled Otter Creek Partnership I, L.P.v. Financial Industries Corporation, Civil Action No. GN302872 in the District Court, Travis County, Texas. (21)
10.43
Amendment No. 2, dated June 10, 2004, effective as of March 18, 2004, to the note dated July 30, 1993 in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America (21)

10.44
Amendment No. 2, dated June 10, 2003, effective as of March 18, 2004, to the note dated July 30, 1993, in the original principal amount of $4.5 million made by FIC in favor of Investors Life Insurance Company of North America (21)

Exhibit No.	Description of Exhibit
10.45	Agreement of Sale and Purchase dated as of March 17, 2005, between Investors Life Insurance Company of North America and Aspen Growth Properties, Inc. (21)
10.46	First Amendment to Agreement of Sale and Purchase dated as of June 1, 2005, between Investors Life Insurance Company of North America and Aspen Growth Properties, Inc. (21)
10.47	Lease Agreement dated as of June 1, 2005, between Investors Life Insurance Company of North America and River Place Pointe, L.P. (21)
10.48	Employment Letter dated February 17, 2004 provided to Vincent L. Kasch (22)
10.49	Employment Letter dated April 19, 2005 provided to Michael P. Hydanus regarding position of Chief Operating Officer (20)
10.50	Employment Agreement dated January 7, 2004 by and between Bruce Boisture and Financial Industries Corporation (23)
10.51	Severance Agreement dated September 27, 2005 by and between Bruce Boisture and Financial Industries Corporation (24)
10.52	Letter of Agreement effective January 12, 2006 by and between Vincent L. Kasch and Financial Industries Corporation regarding change of control (25)
10.53	Employment Letter dated January 1, 2006 provided to Michael P. Hydanus regarding position of Chief Executive Officer (26)
10.54
Amendment No. 3, dated March 9, 2006, to the note dated July 30, 1993 in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America*

10.55	Amendment No. 3, dated March 9, 2006, to the note dated July 30, 1993, in the original principal amount of $4.5 million made by FIC in favor of Investors Life Insurance Company of North America*
10.56	Consulting Agreement effective January 5, 2006 by and between Theodore A. Fleron and Financial Industries Corporation (27)
10.57	FIC Stock Fee Plan for Non-Employee Directors, effective as of September 30, 2005 (33)
10.58	Defined Contribution SERP Plan effective January 1, 2005(35)
10.59	InterContinental Life Corporation Pension Restoration Plan For Rule Of 68 HCE’s, effective January 1, 2005(35)
10.60	Resolution to Terminate the InterContinental Life Corporation Defined Contribution Supplemental Executive Retirement Plan, dated December 20, 2005(35)
10.61	Resolution to Terminate the InterContinental Life Corporation Pension Restoration Plan For Rule Of 68 HCE’s, dated December 20, 2005(35)
10.62	Letter of Agreement effective September 7, 2006 by and between Vincent L. Kasch and Financial Industries Corporation regarding change of control (36)
10.63	Coinsurance Agreement by and between Investors Life Insurance Company of North America and Family Life Insurance Company dated December 29, 2006*
10.64	Administrative Services Agreement between FIC Insurance Services, L.P. and Family Life Insurance Company dated December 29, 2006*
14.1	Code of Ethics for Senior Executives and Financial Officers (21)
14.2	Business Ethics and Practices Policy (21)
16.1	Letter dated September 14, 2005 regarding change of independent accountant (32)
21.1	Subsidiaries of the Registrant *
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
32.1	Chief Executive Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 *
32.2	Chief Financial Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 *

*	Filed herewith.

(1)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated January 22, 2001.
(2)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1985.
(3)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(4)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated June 25, 1991.
(5)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1993.
(6)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1996.
(7)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1998.
(8)	Incorporated by reference to the Exhibits filed with FIC’s S-4 filed on February 1, 2001.
(9)	Incorporated by reference to the Exhibits filed with FIC’s 10K/A filed on April 5, 2001.
(10)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q filed on August 26, 2002, for the six-month period ended June 30, 2002.
(12)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q filed on November 14, 2002, for the nine-month period ended September 30, 2002.
(13)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2002.
(14)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q /A filed on May 16, 2003 for the three-month period ended March 31, 2003.
(15)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated June 10, 2003.
(16)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated October 29, 2003.
(17)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated January 6, 2004.
(18)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated February 8, 2004.
(19)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated February 16, 2004.
(20)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated May 6, 2004.
(21)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2003.
(22)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated May 4, 2004.
(23)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 8, 2004.
(24)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated October 3, 2005.
(25)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 18, 2006.
(26)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 13, 2006.
(27)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 6, 2006.
(28)	Incorporated by reference to the Current Report on Form 8-K dated April 18, 2006.
(29)	Incorporated by reference to the Current Report on Form 8-K dated June 9, 2006.
(30)	Incorporated by reference to the Current Report on Form 8-K dated July 18, 2005.
(31)	Incorporated by reference to the Current Report on Form 8-K dated October 5, 2005.
(32)	Incorporated by reference to the Current Report on Form 8-K dated September 14, 2005.
(33)	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2005.
(34)	Incorporated by reference to the Current Report on Form 8-K dated June 9, 2006.
(35)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2004.
(36)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Financial Industries Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of Financial Industries Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the 2005 and 2004 financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of Financial Industries Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such 2005 and 2004 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and our report dated January 11, 2007 disclaimed an opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness and the effects of a scope limitation.

DELOITTE & TOUCHE LLP

Dallas, Texas
Janaury 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Financial Industries Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and  cash flows of Financial Industries Corporation and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2003 financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements included in the 2004 Form 10-K (not separately presented herein), the consolidated financial statements  for the year ended December 31, 2003 have been restated.

PricewaterhouseCoopers LLP
Dallas, Texas
July 29, 2005, except for the 2003 restatement described in Note 2 to the consolidated financial statements included in the 2004 Form 10-K (not separately presented herein) as to which the date is October 19, 2006

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
ASSETS

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $605,803 and $500,701 at December 31, 2005 and 2004)	$593,752	$499,155
Fixed maturity securities held for trading, at fair value	-	1,057
Equity securities, at fair value (cost of $8,405 and $6,311 at December 31, 2005 and 2004)	10,907	8,502
Policy loans	37,637	39,855
Investment real estate	-	76,580
Real estate held for sale	130	589
Short-term investments	1,204	62,514
Total investments	643,630	688,252

Cash and cash equivalents	63,581	52,044
Deferred policy acquisition costs	50,805	50,640
Present value of future profits of acquired business	15,865	17,905
Agency advances and other receivables, net of allowance for doubtful accounts of $3,513 and $3,334 at December 31, 2005 and 2004	8,188	10,539
Reinsurance receivables	38,108	36,912
Real estate held for use	-	13,559
Accrued investment income	7,165	5,652
Due premiums	2,048	2,045
Property and equipment, net	1,033	1,244
Other assets	2,088	2,089
Separate account assets	342,911	359,876

Total assets	$1,175,422	$1,240,757

The accompanying notes are an integral part of these consolidated financial statements

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued

	December 31,
	2005	2004
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$542,181	$572,090
Future policy benefits	155,970	160,175
Other policy claims and benefits payable	11,456	12,939
Notes payable	15,000	15,000
Deferred federal income taxes	687	3,549
Other liabilities	25,146	29,585
Separate account liabilities	342,911	359,876
Total liabilities	1,093,351	1,153,214

Commitments and contingencies (Notes 11 and 13)

Shareholders’ equity:
Common stock, $.20 par value; 25,000,000 shares authorized in 2005 and 2004; 12,516,841 shares issued in 2005 and 2004; 9,848,888 and 9,804,009 shares outstanding in 2005 and 2004	2,504	2,504
Additional paid-in capital	70,377	70,398
Accumulated other comprehensive income (loss)	(10,339)	(4,667)
Retained earnings	42,485	42,650
Common treasury stock, at cost; 2,667,953 and 2,712,832 shares in 2005 and 2004	(22,956)	(23,342)
Total shareholders’ equity	82,071	87,543

Total liabilities and shareholders’ equity	$1,175,422	$1,240,757

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenues:
Premiums, net	$23,101	$23,283	$31,057
Earned insurance charges	40,021	41,809	40,316
Net investment income	31,147	30,703	35,346
Real estate income, net	575	1,808	2,367
Net realized gains on real estate	9,243	1,678	-
Net realized gains (losses) on fixed maturities and other investments	(386)	1,105	(403)
Other	2,714	2,226	2,714
Total revenues	106,415	102,612	111,397

Benefits and expenses:
Policyholder benefits and expenses	40,422	47,510	47,414
Interest expense on contractholder deposit funds	22,132	23,156	25,814
Amortization of deferred policy acquisition costs	9,995	10,479	9,774
Amortization of present value of future profits of acquired business	2,711	3,198	4,464
Operating expenses	30,120	34,176	41,492
Litigation settlement (Note 13)	-	-	2,915
Interest expense	1,147	864	485
Total benefits and expenses	106,527	119,383	132,358
Loss from continuing operations before federal income taxes, discontinued operations, and cumulative effect of change in accounting principle	(112)	(16,771)	(20,961)

Federal income tax expense (benefit):
Current	470	(943)	(1,613)
Deferred	(417)	(1,261)	(1,898)
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(165)	(14,567)	(17,450)

Discontinued operations	-	-	(6,133)
Loss before cumulative effect of change in accounting principle	(165)	(14,567)	(23,583)

Cumulative effect of change in accounting principle, net of taxes	-	229	-

Net loss	$(165)	$(14,338)	$(23,583)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, continued

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net loss per share:

Basic:
Weighted average common shares outstanding	9,821	9,796	9,667
Basic earnings per share:
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(1.48)	$(1.81)

Discontinued operations	-	-	(0.63)
Loss before cumulative effect of change in accounting principle	(0.02)	(1.48)	(2.44)

Cumulative effect of change in accounting principle	-	0.02	-

Net loss per share	$(0.02)	$(1.46)	$(2.44)

Diluted:

Weighted average common shares and common share equivalents	9,821	9,796	9,667

Diluted earnings per share:
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(1.48)	$(1.81)

Discontinued operations	-	-	(0.63)
Loss before cumulative effect of change in accounting principle	(0.02)	(1.48)	(2.44)

Cumulative effect of change in accounting principle	-	0.02	-

Net loss per share	$(0.02)	$(1.46)	$(2.44)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in
	Shares	Amount	Capital
	(In thousands, except per share data)

Balance at January 1, 2003	11,856	$2,372	$67,036
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed maturities available for sale, net of taxes
Change in net unrealized appreciation of equity securities, net of taxes
Minimum pension liability, net of taxes
Total comprehensive income (loss)	-	-	-
Stock options exercised	661	132	2,833
Treasury stock purchased, net of sales			269
Treasury stock contributed to Company 401(k) Plan			15
Treasury stock distributed (Note 16)			238

Balance at December 31, 2003	12,517	2,504	70,391
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed maturities available for sale, net of taxes
Change in net unrealized appreciation of equity securities, net of taxes
Minimum pension liability, net of taxes
Total comprehensive income (loss)	-	-	-
Treasury stock contributed to Company 401(k) Plan			7

Balance at December 31, 2004	12,517	2,504	70,398
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed maturities available for sale, net of taxes
Change in net unrealized appreciation of equity securities, net of taxes
Minimum pension liability, net of taxes
Total comprehensive income (loss)	-	-	-
Treasury stock distributed in lieu of cash fee			(25)
Treasury stock contributed to Company 401(k) Plan			4

Balance at December 31, 2005	12,517	$2,504	$70,377

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, continued

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands, except per share data)

Balance at January 1, 2003	$(20)	$9,271	$(1,632)	$7,619
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed maturities available for sale, net of taxes		(10,524)		(10,524)
Change in net unrealized appreciation of equity securities, net of taxes	1,043			1,043
Minimum pension liability, net of taxes			(259)	(259)
Total comprehensive income (loss)	1,043	(10,524)	(259)	(9,740)
Stock options exercised
Treasury stock purchased, net of sales
Treasury stock contributed to Company 401(k) Plan
Treasury stock distributed (Note 16)

Balance at December 31, 2003	1,023	(1,253)	(1,891)	(2,121)
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed maturities available for sale, net of taxes		236		236
Change in net unrealized appreciation of equity securities, net of taxes	423			423
Minimum pension liability, net of taxes			(3,205)	(3,205)
Total comprehensive income (loss)	423	236	(3,205)	(2,546)
Treasury stock contributed to Company 401(k) Plan

Balance at December 31, 2004	1,446	(1,017)	(5,096)	(4,667)
Comprehensive income (loss):
Net loss
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed maturities available for sale, net of taxes		(4,897)		(4,897)
Change in net unrealized appreciation of equity securities, net of taxes	205			205
Minimum pension liability, net of taxes			(980)	(980)
Total comprehensive income (loss)	205	(4,897)	(980)	(5,672)
Treasury stock distributed in lieu of cash fee
Treasury stock contributed to Company 401(k) Plan

Balance at December 31, 2005	$1,651	$(5,914)	$(6,076)	$(10,339)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, continued

	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2003	$80,571	$(22,207)	$135,391
Comprehensive income (loss):
Net loss	(23,583)		(23,583)
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed maturities available for sale, net of taxes			(10,524)
Change in net unrealized appreciation of equity securities, net of taxes			1,043
Minimum pension liability, net of taxes			(259)
Total comprehensive income (loss)	(23,583)	-	(33,323)
Stock options exercised			2,965
Treasury stock purchased, net of sales		(1,768)	(1,499)
Treasury stock contributed to Company 401(k) Plan		113	128
Treasury stock distributed (Note 16)		409	647

Balance at December 31, 2003	56,988	(23,453)	104,309
Comprehensive income (loss):
Net loss	(14,338)		(14,338)
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed maturities available for sale, net of taxes			236
Change in net unrealized appreciation of equity securities, net of taxes			423
Minimum pension liability, net of taxes			(3,205)
Total comprehensive income (loss)	(14,338)	-	(16,884)
Treasury stock contributed to Company 401(k) Plan		111	118

Balance at December 31, 2004	42,650	(23,342)	87,543
Comprehensive income (loss):
Net loss	(165)		(165)
Other comprehensive income (loss):
Change in net unrealized loss on investments in fixed maturities available for sale, net of taxes			(4,897)
Change in net unrealized appreciation of equity securities, net of taxes			205
Minimum pension liability, net of taxes			(980)
Total comprehensive income (loss)	(165)	-	(5,837)
Treasury stock distributed in lieu of cash fee		213	188
Treasury stock contributed to Company 401(k) Plan		173	177

Balance at December 31, 2005	$42,485	$(22,956)	$82,071

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net loss	$(165)	$(14,338)	$(23,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred policy acquisition costs	9,995	10,479	9,774
Amortization of present value of future profits of acquired business	2,711	3,198	4,464
Realized (gain) loss on investments	(8,857)	(2,783)	403
Depreciation	1,880	3,148	3,363
Cumulative effect of change in accounting principle	-	(229)	-
Loss on sale of discontinued operations	-	-	4,935
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	(1,513)	1,043	138
Decrease (increase) in agency advances and other receivables	2,351	(298)	4,106
Decrease (increase) in reinsurance receivables	(1,196)	3,066	2,005
Decrease (increase) in due and deferred premiums	(3)	317	518
Increase in deferred policy acquisition costs	(7,744)	(6,372)	(8,255)
Decrease (increase) in other assets	1	3,969	6,489
Increase (decrease) in policy liabilities and accruals	(1,586)	(216)	4,070
Increase (decrease) in other liabilities	(4,439)	4,272	2,654
Decrease in deferred federal income taxes	(417)	(1,146)	(2,229)
Net activity from trading securities	1,057	3,815	(4,873)
Other	(2,880)	(2,397)	1,806
Net cash provided by (used in) operating activities	(10,805)	5,528	5,785

Cash flows from investing activities:
Fixed maturities purchased	(185,173)	(151,074)	(511,596)
Real estate capital expenditures	(544)	(2,210)	(1,281)
Proceeds from sales and maturities of fixed maturities	77,553	206,860	417,628
Proceeds from sales of real estate	101,304	2,022	-
Proceeds from payments received on mortgage loans	-	-	17
Net (increase) decrease in short-term investments	61,310	(62,520)	126
Net decrease in policy loans	2,218	2,597	2,557
Acquisition of subsidiary companies, net of cash acquired	-	-	(4,124)
Purchase of property and equipment	(316)	(426)	(480)
Net cash provided by (used in) investing activities	$56,352	$(4,751)	$(97,153)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from financing activities:
Cash dividends to shareholders	$-	$-	$(480)
Issuance of capital stock	-	-	1,383
Contractholder fund deposits	33,168	39,292	57,458
Contractholder fund withdrawals	(67,178)	(70,461)	(62,163)
Proceeds from bank borrowings	-	-	15,000
Purchase of treasury stock	-	-	(1,103)
Sales of treasury stock	-	-	656
Net cash provided by (used in) financing activities	(34,010)	(31,169)	10,751

Net increase (decrease) in cash	11,537	(30,392)	(80,617)

Cash and cash equivalents, beginning of year	52,044	82,436	163,053

Cash and cash equivalents, end of year	$63,581	$52,044	$82,436

Supplemental Cash Flow Disclosures:
Income taxes refunded, net	$(591)	$(1,668)	$(5,623)

Interest paid	$1,115	$846	$417

Treasury stock contributions and distributions	$365	$118	$775

Supplemental Schedule of Non-Cash Investing Activities:

In June 2003, the Company purchased all of the capital stock of the New Era companies (as described in Note 16) for $4.2 million in cash and consideration in the form of restricted FIC common stock of $646,000. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Estimated fair value of assets acquired	$5.1 million

Estimated fair value of liabilities assumed	$0.2 million

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

Financial Industries Corporation (“FIC” or the “Company”) is principally engaged in marketing and underwriting individual life insurance and annuity products through its two life insurance subsidiaries. Family Life Insurance Company (“Family Life”) is licensed to sell annuity and life insurance products in 49 states and the District of Columbia as of December 31, 2005. Investors Life Insurance Company of North America (“Investors Life”) is licensed to sell individual life insurance and annuity products in 49 states, the District of Columbia, and the U.S. Virgin Islands as of December 31, 2005. Such products are marketed through both captive and independent agency systems. The Company also acquires and administers existing portfolios of individual life insurance and annuity products.

Other significant subsidiaries are: Family Life Corporation (“FLC”), FIC Realty Services, Inc. (“FIC Realty”), FIC Property Management, Inc. (“FIC Property”), FIC Financial Services, Inc., InterContinental Life Corporation (“ILCO”), ILG Securities Corporation, and ILG Sales Corporation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates in the accompanying consolidated financial statements include (1) liabilities for policy benefits and claims, (2) valuation allowances for deferred tax assets,  (3) recoverability of deferred policy acquisition costs and present value of future profits of acquired businesses, and (4) impairment losses on fixed maturity securities and invested real estate.

Investments

Although the Company did experience significant turnover in fixed maturities in 2003 partially due to a portfolio restructure associated with a transition to a new investment manager, the Company's general investment philosophy is to hold fixed maturities for long-term investment. However, fixed maturities may be sold prior to their maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, substantially all the Company’s fixed-maturity investments are classified as available for sale and are carried at fair value. Unrealized gains and losses on fixed maturities available for sale are not recognized in the consolidated statement of operations but are reported as a separate component of shareholders’ equity in accumulated other comprehensive income, net of effects on deferred policy acquisition costs (“DAC”) and present value of future profits of acquired business (“PVFP”) and related income taxes. However, if a decline in fair value is deemed to be other than temporary, the investment is reduced to its net realizable value and a realized loss is recorded in the consolidated statement of operations.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated and used to accrue income in subsequent accounting periods.

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

The Company monitors the performance of its real estate properties on an ongoing basis and identifies properties it intends to hold for investment and properties it intends to sell. Properties held for investment are classified as investment real estate and are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods over estimated useful lives of 5 to 40 years, or for leasehold improvements the minimum lease term if shorter. Real estate income is reported net of expenses incurred to operate the properties and depreciation expenses. The Company reviews its investment real estate properties on an on-going basis for impairment using a probability-weighted estimation of the expected net undiscounted future cash flows. If the expected net undiscounted future cash flows are less than the net book value of the property, the excess of the net book value over the Company’s estimate of fair value of the asset is recognized as a realized loss in the consolidated statement of operations and the new cost basis is depreciated over the property’s remaining life. Based on the application of the above policy, the Company has determined that no impairment is considered to exist with respect to its real estate held for investment for the years ended December 31, 2005 and 2004.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of 3 to 8 years. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation on property and equipment was $2,377,000 and $1,988,000 as of December 31, 2005 and 2004, respectively.

Deferred Policy Acquisition Costs (“DAC”)

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

Present Value of Future Profits on Acquired Business (“PVFP”)

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

Real Estate Held for Use

Real estate held for use represents real estate occupied by the Company and is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of 40 years. Accumulated depreciation on real estate occupied by the Company was $1,440,000 as of December 31, 2004.

Other Assets

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

Segment Information

Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Company’s primary business is the sale of individual life insurance and annuity products. The Company does not distinguish or group its consolidated operations by product type or geography. Management decisions regarding the allocation of resources and the assessment of performance are made on a number of different operational perspectives including but not limited to a purchased block basis. The Company derives all significant revenues from a single reportable operating segment of the business, sales and administration of individual life insurance and annuity products. Accordingly, the Company does not report more than one segment.

Stock Option Plans and Other Equity Incentive Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations in accounting for its stock option plans, which are described more fully in Note 10. No compensation cost has been recognized by the Company in the accompanying consolidated statements of operations for its stock option plans.

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure.” SFAS No. 123 allows companies to follow existing accounting rules (APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the Company recognized expense for stock-based awards based on their fair value at date of grant. The fair value disclosure assumes that fair value of option grants were calculated at the date of grant using the Black-Scholes option pricing model. No stock options were granted to employees for the years ended December 31, 2005, 2004, and 2003.

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

Net Income (Loss) Per Share

Net income (loss) per share is calculated based on two methods: basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent issuance of securities that would result in an increase in earnings per share amounts or a decrease in loss per share amounts (antidilution). Both methods are presented on the face of the accompanying consolidated statements of operations.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company adopted SFAS No. 154 for accounting changes and correction of errors reported following December 31, 2005.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”), issued Statement of Position (“SOP”) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments.” The SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is currently evaluating the impact of SOP 05-01 and does not expect adoption to have a material impact on the Company's consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets − an amendment of FASB Statement No. 140 ("SFAS 156"). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes − an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 and does not expect adoption to have a material impact on the Company's consolidated financial statements.

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

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  Under this new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.  The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the consolidated financial statements for the year ending December 31, 2006.

2.	Investments

Fixed Maturities and Equity Securities

Investments in fixed maturities and equity securities and related unrealized gains and losses are detailed as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$100,072	$244	$1,357	$98,959
States, municipalities and political subdivisions	22,127	262	198	22,191
Corporate	320,762	1,966	5,339	317,389
Mortgage-backed and asset-backed	162,842	384	8,013	155,213

Total fixed maturities	$605,803	$2,856	$14,907	$593,752

Equity securities available for sale	$8,405	$2,548	$46	$10,907

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$39,085	$482	$74	$39,493
States, municipalities and political subdivisions	16,720	228	363	16,585
Corporate	252,449	5,296	1,166	256,579
Mortgage-backed and asset-backed	192,447	983	6,932	186,498

Total fixed maturities	$500,701	$6,989	$8,535	$499,155

Equity securities available for sale	$6,311	$2,214	$23	$8,502

The Company’s insurance subsidiaries are required to maintain assets on deposit with state regulatory authorities. Such assets are included in fixed maturities and have an aggregate fair value of $7.9 million and $13.9 million at December 31, 2005 and 2004, respectively.

For investments of fixed maturities that have unrealized losses at December 31, 2005 and 2004, the fair value, gross unrealized losses, and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Treasury and other U.S. government agencies and corporations	$94,608	$1,060	$25,638	$297	$120,246	$1,357
States, municipalities, and political subdivisions	8,750	62	4,862	136	13,612	198
Corporate	168,687	3,568	36,199	1,771	204,886	5,339
Mortgage-backed and asset-backed	96,933	1,829	46,716	6,184	143,649	8,013

Fixed maturities available for sale	$368,978	$6,519	$113,415	$8,388	$482,393	$14,907

	2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Treasury and other U.S. government agencies and corporations	$26,624	$74	$-	$-	$26,624	$74
States, municipalities, and political subdivisions	994	6	12,496	357	13,490	363
Corporate	81,032	544	23,077	622	104,109	1,166
Mortgage-backed and asset-backed	45,398	362	64,963	6,570	110,361	6,932

Fixed maturities available for sale	$154,048	$986	$100,536	$7,549	$254,584	$8,535

At December 31, 2005, the Company held thirteen U.S. Treasury securities with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 2% of carrying value. At December 31, 2004, the Company held five U.S. Treasury securities with unrealized losses caused by interest rate increases.

At December 31, 2005, the Company held two investments in debt securities issued by states, municipalities, and political subdivisions with unrealized losses caused by interest rate increases. The average unrealized loss on these securities, rated AA or higher by a credit ratings agency, was 1% of carrying value. At December 31, 2004, the Company held three investments in debt securities issued by states, municipalities, and political subdivisions with unrealized losses caused primarily by market interest rate increases. The average unrealized loss on these securities was 3% of carrying value. The three securities are rated by a credit agency and had an investment grade rating of A- or higher.

At December 31, 2005, the Company held fifty-three investments in debt securities issued by corporations with unrealized losses caused primarily by interest rate increases. The average unrealized losses on forty-five securities with investment grade ratings (BBB- or higher) was 2% of carrying value. The average unrealized losses on eight securities with less than investment grade ratings was 7% of carrying value, including securities issued by General Motors, Ford Motor Company and Ford Motor Credit Company with average unrealized losses of 17% of carrying value caused largely by ratings declines. At December 31, 2004, the Company held twenty-two investments in debt securities issued by corporations with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 1% of carrying value. Twenty-one of these investments had investment grade ratings by a ratings agency.

At December 31, 2005, the Company held thirty-eight investments in mortgage-backed or asset-backed securities with unrealized losses caused by interest rate increases, including nine securities with unrealized losses of less than $1,000. The average unrealized loss on these securities was 5% of carrying value. At December 31, 2004, the Company held thirty-six investments in mortgage-backed or asset-backed securities with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 6% of carrying value.

Because of the high ratings of these investments and the Company’s ability and intent to hold these investments until recovery of fair value, which may be maturity or earlier if called, the Company does not consider these unrealized losses to be other than temporary.

During the third quarter of 2005, the Company identified a security which was considered impaired and reduced its carrying value by $1 million. This security was sold in the fourth quarter of 2005.There were no other impairments in the carrying value of investments in 2005 or 2004 which were considered other than temporary. During 2003, the Company identified eight securities which were considered impaired and reduced their carrying value by $5.2 million. All eight fixed-maturity securities were sold during the fourth quarter of 2003. At December 31, 2003, the Company identified six additional securities which were considered impaired and reduced their carrying value by $1.6 million. All six of these fixed-maturity securities were sold in 2004.

As part of the Company’s ongoing investment review, the Company has reviewed its fixed maturities and equity securities investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2005 or 2004. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on these investments at December 31, 2005 and 2004 were temporary.

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

The amortized values and market values of fixed maturities at December 31, 2005, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Value	Fair Value
	(In thousands)

Due in one year or less	$44,004	$43,749
Due after one year through five years	171,974	170,324
Due after five years through ten years	159,272	156,829
Due after ten years	67,711	67,637
Mortgage-backed and asset-backed securities	162,842	155,213

Total fixed maturities	$605,803	$593,752

The net change in unrealized gains (losses) on fixed maturities available for sale and equity securities represent a component of accumulated other comprehensive income for the years ended December 31, 2005, 2004, and 2003. The following is a summary of the change in unrealized gains (losses), net of the effects on DAC and PVFP and related deferred income taxes, that are reflected in accumulated other comprehensive income for the periods presented.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Fixed maturities	$(10,505)	$(65)	$(21,100)
Equity securities	311	643	1,578
Gross unrealized gains (losses)	(10,194)	578	(19,522)
Effect on other balance sheet accounts	3,087	(65)	5,426
Deferred federal income taxes	2,415	146	4,615

Net change in unrealized gains (losses) on investments	$(4,692)	$659	$(9,481)

The following table sets forth unrealized holding gains (losses) on investments arising during the year and the reclassification adjustments required for the years ended December 31, 2005, 2004, and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Reclassification adjustments:
Unrealized holding gains (losses) on investments arising during the period, net of taxes	$(4,436)	$(74)	$(9,215)
Reclassification adjustments for (gains) losses included in net income, net of taxes	(256)	733	(266)
Unrealized gains (losses) on investments, net of reclassification adjustment, net of taxes	$(4,692)	$659	$(9,481)

Investment Real Estate

Investors Life completed development of the River Place Pointe office complex in 2002. River Place Pointe consists of seven office buildings, with rentable space of approximately 584,000 square feet, and associated parking, drives, and related improvements on 48 acres of land in Austin, Texas. At December 31, 2004, the Company occupied Building One, consisting of approximately 76,000 square feet and approximately 4,000 square feet in Building Four. Approximately 333,310 square feet of the remaining 370,228 square feet in Buildings Two, Three, Four and Six were leased to third parties. The remaining two buildings (Buildings Five and Seven) were vacant at December 31, 2004. The office building (Building One) occupied by the Company, which is reflected in the accompanying consolidated financial statements as real estate held for use, was $13.6 million at December 31, 2004. Investment real estate, which was comprised of the other six buildings in the River Place Pointe office complex, was $76.6 million at December 31, 2004. Accumulated depreciation on investment real estate totaled $9.0 million as of December 31, 2004.

On June 1, 2005, the Company sold the River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross purchase price of $103 million. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One for a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation of the lease at March 31, 2008. The Company realized a gain of $10.6 million on the sale, which includes both a current 2005 realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

Real Estate Held for Sale

The carrying value of eight properties aggregating $968,000 was evaluated and reclassified as real estate held for sale at December 31, 2003. During 2004, the Company sold two properties held for sale generating gross proceeds of $2.0 million and realized gains aggregating $1.7 million. At December 31, 2004, the remaining six properties classified as real estate held for sale had a carrying value of $589,000. Accumulated depreciation on real estate held for sale totaled $2.7 million as of December 31, 2004.

During 2005, the Company sold three properties held for sale generating gross proceeds of $1.2 million and realized gains of $761,000. At December 31, 2005, the remaining three properties classified as real estate held for sale had a carrying value of $130,000. Accumulated depreciation on real estate held for sale as of December 31, 2005 was $2.4 million. These remaining three properties were sold in early 2006 resulting in realized gains totaling $517,000 for the year ended December 31, 2006.

Non-Income Producing Investments

The carrying values of investments at December 31, 2005 and 2004 that were non-income producing, for the preceding 12 months, were as follows:

	December 31,
	2005	2004
	(In thousands)

Investment real estate and real estate held for sale:
River Place Pointe non-leased buildings	$-	$21,421
Others	30	81

	$30	$21,502

Net Investment Income

The components of net investment income are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Fixed maturities	$27,255	$27,386	$31,846
Other, including short-term investments and policy loans	4,639	4,036	4,177
Gross investment income	31,894	31,422	36,023
Investment expenses	(747)	(719)	(677)

Net investment income	$31,147	$30,703	$35,346

Net Realized Investment Gains (Losses)

Proceeds and gross realized gains (losses) from sales of fixed maturities available for sale are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Proceeds	$13,433	$155,786	$282,115

Gross realized gains	$386	$1,810	$6,685
Gross realized losses	(147)	(702)	(5,513)

Net realized gains (losses)	$239	$1,108	$1,172

3.	Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Fixed maturity securities available for sale	$593,752	$593,752	$499,155	$499,155
Fixed maturity securities held for trading	-	-	1,057	1,057
Equity securities	10,907	10,907	8,502	8,502
Policy loans	37,637	46,108	39,855	49,343
Short-term investments	1,204	1,204	62,514	62,514
Cash and cash equivalents	63,581	63,581	52,044	52,044
Separate account assets	342,911	342,911	359,876	359,876

Financial liabilities:
Separate account liabilities	$342,911	$342,911	$359,876	$359,786
Deferred annuities	135,848	131,603	145,010	139,825
Notes payable	15,000	15,000	15,000	15,000
Supplemental contracts	10,825	10,825	10,965	10,965

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

Notes Payable

The carrying value of notes payable approximates the fair value as the interest rate is variable.

4.	Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Deferred policy acquisition costs, beginning of year	$50,640	$54,819	$51,213
Policy acquisition costs deferred	7,744	6,372	8,255
Amortization, net of interest accretion	(9,995)	(10,479)	(9,774)
Adjustments for unrealized gains/losses on investment securities	2,416	(72)	5,125

Deferred policy acquisition costs, end of year	$50,805	$50,640	$54,819

5.	Present Value of Future Profits of Acquired Business

An analysis of the present value of future profits of acquired business follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Present value of future profits of acquired business, beginning of year	$17,905	$21,096	$25,259
Accretion of interest	1,469	1,735	1,841
Amortization	(4,180)	(4,933)	(6,305)
Adjustments for unrealized gains/losses on investment securities	671	7	301
Present value of future profits of acquired business, end of year	$15,865	$17,905	$21,096

Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

2006	$2,135
2007	$1,842
2008	$1,602
2009	$1,336
2010	$1,216

6.	Notes Payable

In May, 2003, the Company issued $15 million aggregate principal amount of Floating Rate Senior Notes due 2033 (the “Senior Notes”) and entered into a Senior Notes Subscription Agreement with InCapS Funding I, Ltd. (“InCapS”), wherein InCapS agreed to purchase the Senior Notes. The Senior Notes were issued on May 22, 2003, pursuant to an indenture between FIC and Wilmington Trust Company, as Trustee.

The principal amount of the Senior Notes is to be paid on May 23, 2033, and interest is to be paid quarterly, beginning on August 23, 2003, at the rate of 4.20% over LIBOR (rate is recalculated quarterly and may not exceed 12.5% prior to May 2008). FIC may redeem the Senior Notes at any time on or after May 23, 2008, by payment of 100% of the principal amount of the Senior Notes being redeemed plus unpaid interest. Proceeds from the Senior Notes were used to fund the acquisition of the New Era companies (See Note 16) and to reduce intercompany payable balances.

The entire principal amount of the Senior Notes and any accrued but unpaid interest may become immediately due and payable upon an event of default, which includes: (1) failure to pay interest within 30 days of any due date; (2) failure to pay principal when due; (3) the bankruptcy or insolvency of FIC; or (4) the merger of FIC or sale of all or substantially all of its assets unless the successor entity to a merger is a United States corporation (or a foreign corporation that agrees to be bound by certain tax provisions). The terms of the Senior Notes also place certain limitations on the offer or sale of securities of FIC if it would render invalid the exemption of the notes issued in connection with the loan from the registration requirements of the Securities Act of 1933. As of December 31, 2005, the Company is in compliance with all provisions of this agreement.

7.	Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries, except for Investors Life and ILG Securities, which file separate returns.

Total income taxes were allocated as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Tax provision (benefit) on income or loss from:
Continuing operations	$53	$(2,204)	$(3,511)
Discontinued operations	-	-	-
Cumulative effect of change in accounting principle	-	118	-
Total tax provision (benefit) on income or loss	53	(2,086)	(3,511)

Tax provision (benefit) on components of shareholders’ equity:
Net unrealized gains/losses on:
Fixed maturities available for sale	(2,522)	(364)	(5,153)
Equity securities	106	218	538
Additional paid in capital - stock option tax benefit	-	-	(329)
Minimum pension liability	(28)	(1,495)	(95)
Total tax provision (benefit) on shareholders’ equity	(2,444)	(1,641)	(5,039)

Total provision (benefit) for income taxes	$(2,391)	$(3,727)	$(8,550)

The provision for income taxes is less than the amount of income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax income from continuing operations (before discontinued operations and cumulative effect of change in accounting principle), as a result of the following differences:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Income taxes at the statutory rate	$(38)	$(5,703)	$(7,127)
Increase (decrease) in taxes resulting from:
Dividends received deduction	(41)	(21)	(27)
Nondeductable goodwill	-	256	-
Valuation allowance	134	3,264	3,582
Other items, net	(2)	-	61

Total provision(benefit) for income taxes on continuing operations	$53	$(2,204)	$(3,511)

The provision (benefit) for income taxes differs from the income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax loss from discontinued operations for the year ended December 31, 2003, as detailed below (in thousands):

Income taxes at the statutory rate	$(2,085)
Valuation allowance	2,085

Total provision (benefit) for income taxes on discontinued operations	$-

Provision has not been made for state and foreign income tax expense since this expense is minimal. Premium taxes are paid to various states where premium revenue is earned. Premium taxes are included in the statements of operations as operating expenses.

Current federal income taxes receivable totaled $4.2 million and $5.3 million at December 31, 2005 and 2004, respectively.

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company’s assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

	December 31,
	2005	2004
	(In thousands)

Deferred tax liabilities:
Deferred intercompany gain	$-	$339
Deferred policy acquisition costs	11,170	11,334
Present value of future profits of acquired business	5,148	6,070
Deferred and uncollected premium	696	695
Reinsurance receivables	3,703	3,051
Unrealized gain on securities	-	221
Prepaid expenses	1,370	1,360
Other taxable temporary differences	268	824
Total deferred tax liabilities	22,355	23,894

Deferred tax assets:
Policy reserves	8,600	8,106
Net operating loss carry forward	13,831	15,479
Unrealized loss on securities	2,196	-
Agency advances	22	187
Other receivables	293	293
Pension liability	2,915	2,572
Other deductible temporary differences	4,060	3,509
Total deferred tax assets	31,917	30,146
Valuation allowance	(10,249)	(9,801)
Net deferred tax assets	21,668	20,345

Net deferred tax liabilities	$687	$3,549

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of “gain from operations” of Investors Life was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as “policyholders’ surplus accounts.” Subject to certain limitations, “policyholders’ surplus” is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in this account for Investors Life at December 31, 2005, was $12.6 million, of which $4.4 million would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders’ surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 2005, Investors Life has approximately $165.6 million in the aggregate in its shareholders’ surplus account from which distributions could be made without incurring any federal tax liability.

FIC and its subsidiaries have no taxes paid in prior years that can be recovered in the event of future operating losses.

At December 31, 2005, the Company and its non-life insurance wholly owned subsidiaries have net operating loss carry forwards of approximately $34.0 million, which will begin to expire in 2008. Approximately $31.1 million of these loss carry forwards are not scheduled to expire until years 2018 through 2025 and $28.8 million is available to offset taxable income of members of the FIC group excluding Investors Life. The Company’s life insurance subsidiaries have operating loss deduction carryforwards of approximately $6.7 million that will begin to expire in 2019.

The Company has a valuation allowance of approximately $10.2 million as of December 31, 2005 and $9.8 million as of December 31, 2004 and an increase in the valuation allowance of $.4 million in 2005 and $3.0 million in 2004.

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. Management has established a valuation allowance of $10.2 million and $9.8 million as of December 31, 2005 and 2004, respectively. Management has determined, primarily due to the Company’s cumulative loss position over the past three years and significant limitations prescribed by the Internal Revenue Code, that it is more likely than not that a portion of the deferred tax assets will not be realized through reductions of future taxes. Specifically, the Internal Revenue Code limits the yearly utilization of nonlife deferred tax assets against life insurance deferred tax liabilities. The valuation allowance has been established primarily against the portion of the nonlife deferred tax assets that have expiration dates prior to which those deferred assets could be utilized against life insurance deferred tax liabilities. These deferred tax assets are mainly comprised of the nonlife net operating losses described above.

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

The components of reinsurance receivables as presented in the consolidated financial statements are as follows:

	December 31,
	2005	2004
	(In thousands)

Receivable related to modified coinsurance agreement	$23,828	$25,665
Future policy benefits ceded	5,377	5,210
Other reinsurance recoverables	6,939	3,718
Other policy claims and benefits	1,964	2,319

Total reinsurance receivables	$38,108	$36,912

The amounts in the consolidated statements of operations have been reduced by reinsurance ceded as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Premiums	$3,034	$4,163	$4,014

Policyholder benefits and expenses	$3,074	$2,491	$1,970

Estimated amounts recoverable from reinsurers on paid claims are $3.2 million and $1.2 million in 2005 and 2004, respectively. These amounts are included in reinsurance receivables in the consolidated financial statements at December 31, 2005 and 2004.

9.	Shareholders’ Equity

Dividend Restrictions

The Company’s ability to pay dividends to its shareholders is affected, in part, by receipt of dividends from Family Life and Investors Life. Family Life and Investors Life were domiciled in the State of Washington as of December 31, 2003. On March 18, 2004, both companies were redomesticated to the State of Texas. Accordingly, the ability to pay dividends by these insurance companies is regulated by the Texas Department of Insurance. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. No dividends were paid to the Company by either insurance subsidiary in 2006, 2005, 2004 or 2003.

The Company’s ability to pay dividends to shareholders is also affected by the obligations of FIC and FLC to make principal and interest payments pursuant to their subordinated notes payable to Investors Life. With the approval of the Texas Department of Insurance, these loans were restructured as of March 18, 2004. As amended, the loans provide for a reduction in the interest rate from 9% to 5% for the balance of the term of the loans, no required principal payments for the period from June 12, 2004, to December 12, 2005, a resumption of principal payments on March 12, 2006, and ten equal quarterly principal payments until the maturity date of June 12, 2008. However, these subordinated notes were again restructured subsequent to December 31, 2005, as described in Note 17. The aggregate unpaid balance of the subordinated notes was $15.4 million at December 31, 2005 and 2004.

Regulatory Capital Requirements of Insurance Companies

The Texas Department of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC solvency margins for Family Life and Investors Life at December 31, 2005 and 2004 were in excess of NAIC minimum standards.

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

Capital and Surplus of Insurance Companies

Capital and surplus of Family Life as determined in accordance with statutory accounting practices prescribed or permitted by the State of Texas at December 31, 2005 and 2004, was $15.9 million and $18.9 million, respectively. Statutory net income (loss) was $(4.5 million), $(2.2 million), and $2.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Capital and surplus of Investors Life as determined in accordance with statutory accounting practices prescribed or permitted by the State of Texas at December 31, 2005 and 2004, was $38.7 million and $25.7 million, respectively. Statutory net income (loss) was $10.7 million, $(3.0 million), and $(3.3 million) for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company’s insurance subsidiaries, Family Life and Investors Life, prepare their statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Texas for 2005 and 2004 and by the State of Washington for 2003. The prescribed or permitted accounting practices for Texas and Washington differ in certain instances from the NAIC Accounting Practices and Procedures Manual (“NAIC SAP”) as described in more detail below.

Family Life and Investors Life are reporting their investment in FIC common stock under a prescribed practice pursuant to the Texas Department of Insurance (“TDI”).

A residential real estate property owned by Investors Life was non-admitted pursuant to accounting practices prescribed by the TDI.

Fixed assets such as furniture and equipment must be non-admitted under NAIC SAP. However, pursuant to accounting practices prescribed by the TDI, Investors Life has admitted certain qualifying furniture and equipment.

A reconciliation of the capital and surplus at December 31, 2005 and 2004 between NAIC SAP and practices prescribed by the State of Texas is shown below:

	December 31,
	2005	2004
Family Life:	(In thousands)

Capital and surplus as reported in audited statutory financial statements	$15,897	$18,914

State prescribed practices:
Investment in FIC common stock	(4,428)	(3,893)

Capital and surplus per NAIC SAP	$11,469	$15,021

	December 31,
	2005	2004
Investors Life:	(In thousands)

Capital and surplus as reported in audited statutory financial statements	$38,686	$25,711

State prescribed practices:
Investment in FIC common stock	(6,392)	(7,737)
Investment in real estate	-	211
Furniture and equipment	-	(266)

Capital and surplus per NAIC SAP	$32,294	$17,919

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

A curtailment occurred on January 1, 2004 when the decision was made to terminate the employment of all active participants in the plan as discussed in item (d) above. Because the plan’s unrecognized losses exceeded the decrease in projected benefit obligation (PBO) caused by the curtailment as of January 1, 2004, the SFAS No. 88 curtailment charge recognized in the 2004 expense was zero. (The plan was subsequently amended to prevent any new or rehired employee from entering or reentering the plan in the future. Thus, the plan is now frozen.)

A settlement occurred on December 31, 2004 due to the settlement of several former employees’ plan obligations through the payment of lump sums. A settlement occurs whenever the lump sums paid during the year exceed the sum of the plans Service Cost and Interest Cost components of expense for that year. The settlement resulted in the recognition of a $399,000 charge to expense for 2004.

Similarly, a settlement occurred on December 31, 2005 due to the settlement of several former employees’ plan obligations through the payment of lump sums. The settlement resulted in the recognition of a $361,000 charge to expense for 2005. In the future, settlements will continue to occur whenever the lump sums paid during the year exceed the sum of the plans Service Cost and Interest Cost components of expense for that year.

The pension costs for the Family Life Pension Plan include the following components:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Service cost for benefits earned during the year	$-	$-	$66
Interest cost on projected benefit obligation	464	508	546
Expected return on plan assets	(405)	(432)	(314)
Amortization of unrecognized prior service cost	-	-	-
Amortization of unrecognized (gains) losses	105	77	180
Recognition of net loss due to settlement	361	399	-

Net periodic benefit cost	$525	$552	$478

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2005	2004	2003

Discount rate	5.25%	6.25%	6.75%
Expected long-term return on plan assets	7.25%	7.25%	4.75%
Rate of compensation increase	N/A	N/A	5.00%

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

The following summarizes the obligations and funded status of the Family Life Pension Plan:

	December 31,
	2005	2004
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$9,163	$8,661
Service cost	-	-
Interest cost	464	508
Benefits paid	(137)	(145)
Liability actuarial loss	263	1,421
Curtailments	-	(414)
Annual lump sum distribution or other expected settlements	(783)	(868)
Benefit obligation at end of year	8,970	9,163

Change in plan assets:
Fair value of plan assets at beginning of year	5,894	6,341
Actual return on plan assets	269	177
Employer contributions	412	389
Benefits paid	(137)	(145)
Annual lump sum distribution or other expected settlements	(783)	(868)
Fair value of plan assets at end of year	5,655	5,894

Funded status:
Funded status at end of year	(3,315)	(3,269)
Unrecognized prior service cost	-	-
Unrecognized actuarial net loss	4,140	4,207

Net amount recognized	$825	$938

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$-	$-
Accrued benefit cost	(3,315)	(3,269)
Intangible asset	-	-
Accumulated other comprehensive income	4,140	4,207

Net amount recognized	$825	$938

	December 31,
	2005	2004
	(In thousands)

Projected benefit obligation	$8,970	$9,163
Accumulated benefit obligation	$8,970	$9,163
Fair value of plan assets	$5,655	$5,894

Weighted average assumptions used to determine benefit obligations:

	December 31,
	2005	2004

Discount rate	5.25%	5.25%
Rate of compensation increase	N/A	N/A

The increase (decrease) in the additional minimum liability before taxes included in accumulated other comprehensive income totaled $(67,000) and $1,343,000 for the years ended December 31, 2005, and 2004, respectively.

The plan’s asset allocations are as follows:

	December 31,
	2005	2004

Equity securities	53%	47%
Debt securities	42%	10%
Short-term investments	5%	42%
Other	0%	1%

Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. During 2004, the Company changed the plan’s asset allocation targets to the following investment mix: equities - 50%; debt securities - 45%; and cash and equivalents - 5%. The reallocation of plan assets to achieve the new targets was completed in 2005.

The contribution to the plan for 2006 was $923,885.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid:

Year	Estimated Benefit Payments
(In thousands)

2006	$1,692
2007	$1,441
2008	$741
2009	$1,102
2010	$360
Years 2011 through 2015	$2,543

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

The ILCO Pension Plan’s basic retirement income benefit at normal retirement age is 1.57% of the participant’s average annual earnings less 0.65% of the participant’s final average earnings up to covered compensation multiplied by the number of his/her years of credited service. For participants who previously participated in the ILCO Pension Plan maintained by ILCO for the benefit of former employees of the IIP Division of CIGNA Corporation (the IIP Plan), the benefit formula described above applies to service subsequent to May 31, 1996. With respect to service prior to that date, the benefit formula provided by the IIP Plan is applicable, with certain exceptions, to former IIP employees who are classified as highly compensated employees.

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

A subsequent curtailment occurred on December 31, 2005 when the decision was made to amend the plan to freeze accrued benefits for Rule of 68 NHCEs effective March 31, 2006. Because the plan’s unrecognized losses exceeded the decrease in PBO caused by the curtailment on December 31, 2005, the SFAS No. 88 curtailment charge recognized in the 2005 expense was zero. Because all plan participants’ accrued benefits are now frozen, there will be no additional curtailments under this plan in the future.

The pension costs for the ILCO Pension Plan include the following components:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Service cost for benefits earned during the period	$46	$582	$512
Interest cost on projected benefit obligation	1,047	1,134	1,100
Expected return on plan assets	(1,379)	(1,368)	(828)
Amortization of unrecognized (gains) losses	136	175	110
Amortization of unrecognized prior service cost	-	-	-

Net periodic benefit cost	$(150)	$523	$894

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%
Expected long-term return on plan assets	8.00%	8.00%	4.75%
Rate of compensation increase	3.75%	4.00%	5.00%

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

The following summarizes the obligations and funded status of the ILCO Pension Plan:

	December 31,
	2005	2004
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$18,161	$18,128
Service cost	46	582
Interest cost	1,047	1,134
Benefits paid	(714)	(673)
(Gain) loss due to experience	956	1,419
Curtailments	(162)	(2,429)
Benefit obligation at end of year	19,334	18,161

Change in plan assets:
Fair value of plan assets at beginning of year	17,595	17,490
Actual return on plan assets	1,225	778
Employer contributions	-	-
Benefits paid	(714)	(673)
Fair value of plan assets at end of year	18,106	17,595

Funded status:
Funded status at end of year	(1,228)	(566)
Unrecognized prior service cost	-	-
Unrecognized actuarial net loss	4,433	3,621

Net amount recognized	$3,205	$3,055

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$-	$-
Accrued benefit cost	(1,228)	(303)
Intangible asset	-	-
Accumulated other comprehensive income	4,433	3,358

Net amount recognized	$3,205	$3,055

	December 31,
	2005	2004
	(In thousands)

Projected benefit obligation	$19,334	$18,161
Accumulated benefit obligation	$19,334	$17,898
Fair value of plan assets	$18,106	$17,595

Weighted average assumptions used to determine benefit obligations:

	Year Ended December 31,
	2005	2004

Discount rate	5.50%	5.75%
Rate of compensation increase	3.75%	3.75%

The increase in the additional minimum liability before taxes included in accumulated other comprehensive income totaled $ 1,075,000 and $3,358,000 for the years ended December 31, 2005 and 2004, respectively.

The plan’s asset allocations are as follows:

	December 31,
	2005	2004

Equity securities	60%	35%
Debt securities	30	27
Short-term investments	10	38

Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. During 2004, the Company changed the plan’s asset allocation targets to the following investment mix: equities - 65%; debt securities - 30%; and cash and equivalents - 5%. The reallocation of plan assets to achieve the new targets was completed in 2005.

The contribution to the plan for 2006 was zero.

The following table illustrates the estimated pension benefit payments, which reflect expected future service, as appropriate, that are projected to be paid:

Year	Estimated Benefit Payments
(In thousands)

2006	$1,107
2007	$1,143
2008	$1,230
2009	$1,300
2010	$1,287
Years 2011 through 2015	$6,529

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

The 401(k) Plan allows for a matching contribution. The match, which was in the form of shares of ILCO common stock, prior to the acquisition of the remaining outstanding common stock of ILCO by FIC on May 18, 2001, and is in the form of FIC common stock thereafter, is equal to 100% of an eligible participant’s elective deferral contributions, as defined in the 401(k) Plan, not to exceed a maximum percentage of the participant’s plan compensation. The maximum percentage is 2% in 2004 and 2005. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter. The costs recognized by the Company relating to the 401(k) Plan totaled $445,000, $118,000, and $147,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Effective January 1, 2005, the 401(k) Plan was amended to add a provision whereby the Employer will contribute each year an amount equal to 3.5% of eligible participants’ compensation for the plan year. These contributions are not conditioned on any requirement other than that the employee be eligible to make elective deferrals under the plan for any part of the year. Participants will always be 100% vested in these contributions. For the plan year beginning January 1, 2006, employer matching contributions will be made in the form of cash instead of FIC common stock. The employer matching contribution will continue to be equal to 100% of participants’ contributions to the 401(k) Plan up to 2% of the participants’ total compensation. Also, effective January 1, 2006, the 3.5% employer contribution has been eliminated. Instead, the 401(k) Plan now allows the Company to make a discretionary employer contribution which is optional each year and is to be determined by the Board of Directors based on the Company’s performance.

ILCO maintained an Employee Stock Ownership Plan (“ESOP Plan”) and a related trust for the benefit of its employees and Family Life employees. The ESOP Plan generally covered employees who had attained the age of 21 and had completed one year of service. Vesting of benefits to employees was based on number of years of service. Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP Plan into the 401(k) Plan. In connection with the merger, certain features under the ESOP Plan were preserved for the benefit of employees previously participating in the ESOP Plan with regard to all benefits accrued under the ESOP Plan through the date of merger. The merger was effected on December 26, 2001. No contributions were made to the ESOP Plan in 2005 or 2004. At December 31, 2005, the 401(k) Plan had a total of 346,555 shares of FIC stock, which are allocated to participants.

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

Subsequent to May 18, 2001, each share of ILCO common stock issuable pursuant to outstanding options was assumed by the Company and became an option to acquire FIC common stock. The number of shares and the exercise price were adjusted for the exchange ratio in the merger . The related charge was included in equity as deferred compensation. After the merger in 2001, 22,000 options were granted at prices ranging from $13.00 to $14.30. In 2001, 26,400 options were cancelled and 47,150 options were exercised. In 2002, 33,000 options were granted at prices ranging from $13.42 to $14.00, 42,350 were cancelled and 119,650 were exercised. In 2003, no options were granted, 48,616 were cancelled and 160,234 were exercised. As of December 31, 2005 and 2004, there are no options outstanding and no options available to be granted.

The following table summarizes activity under ILCO’s Stock Option Plan for the years ended December 31, 2005, 2004 and 2003:

	2005 Options	Weighted Average Exercise Price	2004 Options	Weighted Average Exercise Price	2003 Options	Weighted Average Exercise Price
	(In thousands, except option prices/values)

Outstanding at beginning of year	-	$-	-	$-	209	$9.51
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	(160)	8.64
Cancelled	-	-	-	-	(49)	12.39
Outstanding at end of year	-	$-	-	$-	-	$-

Options exercisable at end of year	-	$-	-	$-	-	$-

Weighted average fair value of options granted during the year		$-		$-		$-

B. FIC Stock Option Plan

The Company has a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 2005, no options had been granted under the FIC Stock Option Plan.

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

D. Stock Options Granted During 2003

In consideration of the role that American Physicians Service Group, Inc. (“APS”) served in having brought the opportunity to acquire the New Era companies (see Note 16) to FIC and APS’s intention to actively assist in promoting FIC’s business plan, FIC granted to APS an option to acquire up to 323,000 shares of common stock at a per share exercise price equal to $16.42 per share, but only if “Qualifying Premiums” for the “Determination Period” exceeded $200 million. The Qualifying Premiums requirement refers, with certain exceptions, to the amount of premiums for life insurance and annuity products marketed through FICFS, the newly-established subsidiary of FIC that purchased the New Era companies and included premiums received by FIC’s life insurance subsidiaries in connection with the Equita Marketing Agreement. The Determination Period means the period beginning on July 1, 2003, and ending on December 31, 2005. Unless earlier exercised, the option was scheduled to expire on December 31, 2005. Since Equita did not meet the sales target called for under the terms of the option agreement, the option expired on December 31, 2005.

In consideration of the role that Equita served in having brought the opportunity to acquire the New Era companies to FIC and Equita’s intention to assist FIC in the implementation of its business plan, FIC granted to Equita an option to acquire up to 169,000 shares of common stock at a per share exercise price equal to $16.42 per share, but only if “Qualifying Premiums” for the “Determination Period” exceeded $200 million. The definitions of Qualifying Premiums and Determination Period are the same as those for the option granted to APS with respect to the base option only. In addition, FIC granted to Equita an additional option to purchase up to 158,000 shares of common stock at a per share exercise price equal to $16.42 per share, but only at the rate of 10,000 shares for each $10 million increment by which Qualifying Premiums for the Determination Period exceeded $200 million. Unless earlier exercised, the option was scheduled to expire on December 31, 2005. Since Equita did not meet the sales target called for under the terms of the option agreement, the option expired on December 31, 2005.

FIC granted to William P. Tedrow an option to purchase up to 150,000 shares of common stock at a per share exercise price of $13.07, but only if “Qualifying Premiums” for the “Determination Period” exceeded $200 million. The definitions of Qualifying Premiums and Determination Period are the same as those for the option granted to APS described above. Unless earlier exercised, the options expire on December 31, 2006, or earlier in the event of the termination of Mr. Tedrow’s employment for cause or if he terminates his employment without good cause. The options granted to Mr. Tedrow are being accounted for in accordance with APB Opinion No. 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.” No expense related to the options granted to Mr. Tedrow was recognized for the year ended December 31, 2003. These options were cancelled upon the termination of Mr. Tedrow’s employment in March 2004.

E. Stock Options Granted During 2004 and 2005

No stock options were granted during 2004 or 2005.

11.	Lease Commitments

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

At December 31, 2005 and 2004, the remaining deferred gain on the sale of the building was $0 and $151,000, respectively.

The Company recorded rent expense of $2,019,000 in 2005. Rent expense was $368,000 in 2004 and $955,000 (in addition to the loss described above) in 2003. As of December 31, 2005, minimum annual rentals under noncancellable leases are as follows (in thousands):

(In thousands)
2006	$2,574
2007	2,475
2008	841
2009	306
2010	191
Thereafter	-
Total	$6,387

The Company occupies approximately 76,000 square feet in the River Place Pointe office complex. As described more fully in Note 2, the Company sold River Place Pointe on June 1, 2005, and also entered into a lease agreement for one of the buildings in the office complex.

12.	Related-Party Transactions

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

On December 31, 2003, Mr. Wise and FIC entered into an amendment to Mr. Wise’s employment agreement. The amendment provided that the term of the agreement would end on March 31, 2004, instead of December 31, 2005. Mr. Wise agreed to continue as Chief Financial Officer of FIC until March 31, 2004. As mutually agreed, Mr. Wise served as Chief Financial Officer until April 26, 2004. Under the amendment, Mr. Wise received a severance payment of $310,000, one-half of which was paid in January 2004, and the balance on March 31, 2004. In connection with the amendment, Mr. Wise released FIC from certain claims he may have, including claims related to matters arising out of his employment agreement or his employment relationship with FIC.

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

13.	Commitments and Contingencies

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

The settlement provided for payments aggregating $3 million by the Company to Roy Mitte in equal installments of $1 million on June 1, 2003, June 1, 2004 and June 1, 2005, with a provision for acceleration of payments in the event of a change in control. The settlement agreement also includes provisions whereby, the Company agrees (i) to use reasonable efforts to locate purchasers over a two-year period for 1,552,206 shares of FIC common stock owned by the Foundation at a price of $14.64 per share, (ii) to purchase (or, alternatively, locate a purchaser) on or before June 1, 2003 for 39,820 shares of FIC common stock owned by Roy Mitte and 35,520 shares of common stock held in the ESOP account of Roy Mitte, at a price of $14.64 per share. The agreement also includes provisions related to the continuation of health insurance of Roy and Joann Mitte and payment for the cancellation of options held by Roy Mitte to purchase 6,600 shares of FIC common stock. The Company has recognized a charge of $2.9 million in 2003 for the discounted amounts to be paid under the settlement agreement, which is reflected in the consolidated statement of operations as litigation settlement.

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

14.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(165)	$(14,567)	$(17,450)

Denominator:
Weighted average common shares outstanding:
Basic	9,821	9,796	9,667
Common stock options	-	-	-
Repurchase of treasury stock	-	-	-

Diluted	9,821	9,796	9,667

Per share:
Basic	$(0.02)	$(1.48)	$(1.81)
Diluted	$(0.02)	$(1.48)	$(1.81)

Options to purchase 0 and 650,000 shares of common stock at a price of $16.42 were outstanding at December 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods in which a loss from continuing operations was incurred. Options to purchase 800,000 shares of common stock at prices ranging from $13.07 to $16.42 were outstanding at December 31, 2003, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods in which a loss from continuing operations was incurred.

15.	Business Concentration

One of the Company’s insurance subsidiaries, Family Life, provides mortgage protection life, disability, and accidental death insurance to mortgage borrowers of financial institutions. For marketing purposes, a significant number of these financial institutions provide Family Life with customer lists. In 2005, premium income from these products was derived from 49 states and the District of Columbia with concentrations of approximately 20% and 31% in California and Texas, respectively. In 2004, these amounts were 21% and 30%, respectively.

The Company’s other insurance subsidiary, Investors Life, also markets individual traditional life, universal life, and annuity products in 49 states, the District of Columbia, and the U.S. Virgin Islands with concentrations of approximately 13%, 8%, 8%, and 7% in Pennsylvania, California, Ohio, and New Jersey, respectively, for 2005. For 2004, these concentrations were 13%, 8% and 8% for Pennsylvania, California, and Ohio.

16.	Discontinued Operations

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

17.	Subsequent Events (Unaudited)

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

Amendment of Subordinated Loans

As previously described in Note 9, FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at December 31, 2005. With the approval of the Texas Department of Insurance, the loans were restructured as of March 8, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements. The Company retired these subordinated notes payable on December 29, 2006 using a portion of the proceeds from the sale of Family Life Insurance Company.

18.	Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data for 2005 and 2004 is provided below:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)

Total revenues	$24,599	$28,872

Loss before cumulative effect of change in accounting principle	$(1,143)	$(2,500)
Cumulative effect of change in accounting principle	-	229
Net loss	$(1,143)	$(2,271)

Basic earnings per share:
Loss before cumulative effect of change in accounting principle	$(0.12)	$(0.25)
Cumulative effect of change in accounting principle	-	0.02
Net loss	$(0.12)	$(0.23)

Diluted earnings per share:
Loss before cumulative effect of change in accounting principle	$(0.12)	$(0.25)
Cumulative effect of change in accounting principle	-	0.02
Net loss	$(0.12)	$(0.23)

	Three Months Ended June 30,
	2005	2004
	(In thousands, except per share data)

Total revenues	$33,527	$24,924

Income (loss) before cumulative effect of change in accounting principle	4,682	(3,796)
Cumulative effect of change in accounting principle	-	-
Net income (loss)	$4,682	$(3,796)

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.48	$(0.38)
Cumulative effect of change in accounting principle	-	-
Net income (loss)	$0.48	$(0.38)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.48	$(0.38)
Cumulative effect of change in accounting principle	-	-
Net income (loss)	$0.48	$(0.38)

	Three Months Ended September 30,
	2005	2004
	(In thousands, except per share data)

Total revenues	$23,901	$24,643

Loss before cumulative effect of change in accounting principle	(2,522)	(4,845)
Cumulative effect of change in accounting principle	-	-
Net loss	$(2,522)	$(4,845)

Basic earnings per share:
Loss before cumulative effect of change in accounting principle	$(0.26)	$(0.49)
Cumulative effect of change in accounting principle	-	-
Net loss	$(0.26)	$(0.49)

Diluted earnings per share:
Loss before cumulative effect of change in accounting principle	$(0.26)	$(0.49)
Cumulative effect of change in accounting principle	-	-
Net loss	$(0.26)	$(0.49)

	Three Months Ended December 31,
	2005	2004
	(In thousands, except per share data)

Total revenues	$24,388	$24,173

Loss before cumulative effect of change in accounting principle	(1,182)	(3,426)
Cumulative effect of change in accounting principle	-	-
Net loss	$(1,182)	$(3,426)

Basic earnings per share:
Loss before cumulative effect of change in accounting principle	$(0.12)	$(0.35)
Cumulative effect of change in accounting principle	-	-
Net loss	$(0.12)	$(0.35)

Diluted earnings per share:
Loss before cumulative effect of change in accounting principle	$(0.12)	$(0.35)
Cumulative effect of change in accounting principle	-	-
Net loss	$(0.12)	$(0.35)

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES

	December 31, 2005
	Amortized Cost	Fair Value	Amount Shown on the Balance Sheet
	(In thousands)

Type of Investment:
Fixed maturity securities:
United States Government and government agencies and authorities	$100,072	$98,959	$98,959
States, municipalities and political subdivisions	22,127	22,191	22,191
Corporate	320,762	317,389	317,389
Mortgage-backed and asset-backed	162,842	155,213	155,213
Total fixed maturity securities available for sale	605,803	593,752	593,752
Fixed maturity securities held for trading	-	-	-
Total fixed maturity securities	605,803	593,752	593,752

Equity securities	8,405	10,907	10,907
Policy loans	37,637	46,108	37,637
Real estate held for sale	130	N/A	130
Short-term investments	1,204	1,204	1,204

Total investments	$653,179		$643,630

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)

ASSETS

Cash and cash equivalents	$444	$167
Short-term investments	-	707
Investments in subsidiaries*	113,976	119,981
Intercompany receivables*	5,671	7,945
Accounts receivable	714	1
Other assets	734	542

Total assets	$121,539	$129,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Subordinated notes payable*	$2,005	$2,005
Notes payable**	15,000	15,000
Other liabilities	903	3,235
Total liabilities	17,908	20,240

Shareholders’ equity:
Common stock, $.20 par value, 25,000,000 shares authorized in 2005 and 2004; 12,516,841 shares issued in 2005 and 2004; 9,848,888 and 9,804,009 shares outstanding in 2005 and 2004	2,504	2,504
Additional paid-in capital	70,377	70,398
Accumulated other comprehensive income (loss)	(10,339)	(4,667)
Retained earnings (including $112,102 and $108,341 of undistributed earnings of subsidiaries at December 31, 2005 and 2004)	42,485	42,650
Common treasury stock, at cost, 364,354 and 409,233 shares in 2005 and 2004***	(1,396)	(1,782)
Total shareholders’ equity	103,631	109,103

Total liabilities and shareholders’ equity	$121,539	$129,343

*	Eliminated in consolidation in 2005 and 2004.
**	See Note 6 to consolidated financial statements.
***	Excludes $21.6 million and $21.6 million of FIC stock owned by subsidiaries at December 31, 2005 and 2004.

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Income	$54	$8	$176
Expenses:
Operating expenses	2,720	2,650	4,456
Interest expense	1,260	990	733
Total expenses	3,980	3,640	5,189

Loss from operations	(3,926)	(3,632)	(5,013)

Equity in undistributed earnings (loss) from subsidiaries	3,761	(10,706)	(18,570)

Net loss	$(165)	$(14,338)	$(23,583)

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net loss	$(165)	$(14,338)	$(23,583)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Decrease (increase) in accounts receivables	(713)	367	(81)
Decrease in investment in subsidiaries*	333	13,508	26,643
Decrease (increase) in other assets	(192)	224	(765)
Increase (decrease) in intercompany receivables/payables *	2,274	(515)	(21,171)
Increase (decrease) in other liabilities	(2,332)	41	387
Other	-	-	25
Net cash provided by (used in) operating activities	(795)	(713)	(18,545)

Cash flows from investing activities:
Decrease (increase) in short-term investments	707	(707)	-
Net cash provided by (used in) investing activities	707	(707)	-

Cash flows from financing activities:
Principal repayments on subordinated notes payable to Investors Life	-	(200)	(802)
Proceeds from bank borrowings	-	-	15,000
Cash dividend to shareholders	-	-	-
Issuance of treasury stock	365	91	2,713
Issuance of capital stock	-	-	2,946
Net cash provided by (used in) financing activities	365	(109)	19,857

Net increase (decrease) in cash	277	(1,529)	1,312

Cash and cash equivalents, beginning of year	167	1,696	384

Cash and cash equivalents, end of year	$444	$167	$1,696

* Eliminated in consolidation

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

	Year Ended December 31, 2005, 2004, and 2003
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses (1)	Other Policy Claims and Benefits Payable	Premium Revenue
	(In thousands)

2005	$50,805	$698,151	$11,456	$23,101
2004	$50,640	$732,265	$12,939	$23,283
2003	$54,819	$763,125	$13,693	$31,057

	Year Ended December 31, 2005, 2004, and 2003
	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses (2)	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses
	(In thousands)

2005	$31,147	$62,554	$9,995	$30,120
2004	$30,703	$70,666	$10,479	$34,176
2003	$35,346	$73,228	$9,774	$41,492

(1) Includes contractholder funds
(2) Includes interest expense on contractholder funds

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE

	Year Ended December 31, 2005, 2004, and 2003
	Gross Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands)
2005
Life insurance in-force	$8,684,816	$1,117,425	$-	$7,567,391	0%
Premium:
Life insurance	$25,957	$2,913	$-	$23,044	0%
Accident and health insurance	$178	$121	$-	$57	0%
Total premium	$26,135	$3,034	$-	$23,101	0%

2004
Life insurance in-force	$9,223,922	$854,124	$-	$8,369,798	0%
Premium:
Life insurance	$27,165	$4,080	$-	$23,085	0%
Accident and health insurance	$281	$83	$-	$198	0%
Total premium	$27,446	$4,163	$-	$23,283	0%

2003
Life insurance in-force	$10,077,749	$1,153,916	$-	$8,923,833	0%
Premium:
Life insurance	$34,675	$3,673	$-	$31,002	0%
Accident and health insurance	$396	$341	$-	$55	0%
Total premium	$35,071	$4,014	$-	$31,057	0%