Form 10-Q
period 2006-03-31
FINANCIAL INDUSTRIES CORP
filed 2007-05-31
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
YES ☐      NO ☒

The number of shares outstanding of Registrant's common stock on March 31, 2007 was 10,210,385.

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q of Financial Industries Corporation (the “Company” or “FIC”), the statements, analyses, and other information contained in this report relating to trends in our operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) increasing competition in the sale of insurance products; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiaries by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of accumulation-type products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3-Quantitative and Qualitative Disclosures about Market Risk in Part 1, and Item 1-Legal Proceedings in Part 2, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement, except as required by federal securities laws.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	March 31, 2006	December 31, 2005 (1)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $650,289 and $605,803 at March 31, 2006 and December 31, 2005, respectively)	$625,660	$593,752
Equity securities, at fair value (cost of $8,661 and $8,405 at March 31, 2006 and December 31, 2005, respectively)	11,202	10,907
Policy loans	36,968	37,637
Real estate held for sale	-	130
Short-term investments	4,929	1,204
Total investments	678,759	643,630

Cash and cash equivalents	10,922	63,581
Deferred policy acquisition costs	52,706	50,805
Present value of future profits of acquired business	16,033	15,865
Agency advances and other receivables, net of allowances for doubtful accounts of $3,605 and $3,513 as of March 31, 2006 and December 31, 2005	6,147	8,188
Reinsurance receivables	37,223	38,108
Accrued investment income	7,353	7,165
Due premiums	1,630	2,048
Property and equipment, net	913	1,033
Deferred federal income taxes	2,990	-
Other assets	2,526	2,088
Separate account assets	343,682	342,911
Total assets	$1,160,884	$1,175,422

(1) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(In thousands) (Unaudited)

	March 31, 2006	December 31, 2005 (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$534,213	$542,181
Future policy benefits	155,078	155,970
Other policy claims and benefits payable	12,065	11,456
Notes payable	15,000	15,000
Deferred federal income taxes	-	687
Other liabilities	26,772	25,146
Separate account liabilities	343,682	342,911
Total liabilities	1,086,810	1,093,351

Commitments and contingencies (See Note 7)

Shareholders’ equity:
Common stock, $.20 par value, 25,000 shares authorized in 2006 and 2005, 12,517 shares issued in 2006 and 2005; 9,849 shares outstanding in 2006 and 2005	2,504	2,504
Additional paid-in capital	70,377	70,377
Accumulated other comprehensive loss	(16,550)	(10,339)
Retained earnings	40,699	42,485
Common treasury stock, at cost, 2,668 shares in 2006 and 2005	(22,956)	(22,956)
Total shareholders’ equity	74,074	82,071
Total liabilities and shareholders’ equity	$1,160,884	$1,175,422

(1) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Premiums, net	$5,503	$6,104
Earned insurance charges	9,765	10,124
Net investment income	8,610	6,943
Real estate income	-	496
Net realized investment gains	516	360
Other	657	572
Total revenues	25,051	24,599

Benefits and expenses:
Policyholder benefits and expenses	11,822	9,867
Interest expense on contractholders deposit funds	5,223	5,500
Amortization of deferred policy acquisition costs	2,271	2,497
Amortization of present value of future profits of acquired business	605	666
Operating expenses	7,065	7,183
Interest expense	329	255
Total benefits and expenses	27,315	25,968

Loss before federal income taxes	(2,264)	(1,369)
Benefit for federal income taxes	(478)	(226)

Net loss	$(1,786)	$(1,143)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Three Months Ended March 31,
	2006	2005
Net Loss Per Share:

Basic:
Weighted average common shares outstanding	9,849	9,806

Basic earnings per share:
Net loss per share	$(0.18)	$(0.12)

Diluted:
Weighted average common shares and common stock equivalents	9,849	9,806

Diluted earnings per share:
Net loss per share	$(0.18)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,786)	$(1,143)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Amortization of deferred policy acquisition costs	2,271	2,497
Amortization of present value of future profits of acquired business	605	666
Net realized gains on investments	(516)	(360)
Depreciation	124	926
Increase in accrued investment income	(188)	(563)
Decrease (increase) in agent advances and other receivables	2,926	(2,729)
Decrease in due premiums	418	117
Increase in deferred policy acquisition costs	(1,778)	(1,832)
Increase in other assets	(438)	(179)
Increase (decrease) in policy liabilities and accruals	1,192	(257)
Increase (decrease) in other liabilities	1,626	(1,715)
Decrease in deferred federal income taxes	(491)	(209)
Net activity from trading securities	-	554
Other, net	(189)	225
Net cash provided by (used in) operating activities	3,776	(4,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(55,087)	(63,367)
Real estate capital expenditures	-	(448)
Proceeds from sales and maturities of fixed maturities	10,512	16,636
Proceeds froms sales of invested real estate	646	-
Net (increase) decrease in short-term investments	(3,725)	24,382
Net decrease in policy loans	669	685
Purchase of property and equipment	(7)	(107)
Net cash used in investing activities	(46,992)	(22,219)

		(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractholder fund deposits	$8,188	$8,967
Contractholder fund withdrawals	(17,631)	(16,878)
Net cash used in financing activities	(9,443)	(7,911)

Net decrease in cash	(52,659)	(34,132)

Cash and cash equivalents, beginning of year	63,581	52,044

Cash and cash equivalents, end of period	$10,922	$17,912

Supplemental Cash Flow Disclosures:
Income taxes refunded	$1,227	$-

Interest paid	$330	$253

Treasury stock distributions	$-	$38

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2006, its consolidated results of operations for the three months ended March 31, 2006 and 2005, and its consolidated cash flows for the three months ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC (“2005 Annual Report”) which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

The condensed consolidated financial statements include the accounts of Financial Industries Corporation (“FIC”) and its wholly owned subsidiaries. Intercompany items and transactions have been eliminated.

2.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2005, to March 31, 2006 (in thousands):

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2005	$1,651	$(5,914)	$(6,076)	$(10,339)
Current Period Change	26	(6,237)	-	(6,211)
Balance at March 31, 2006	$1,677	$(12,151)	$(6,076)	$(16,550)

The comprehensive income (loss) for the three months ended March 31, 2006 and 2005 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net loss	$(1,786)	$(1,143)
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holdings losses arising during the period	(6,211)	(3,701)
Reclassification adjustments for gains included in net loss	-	238
Total other comprehensive loss	(6,211)	(3,463)

Comprehensive loss	$(7,997)	$(4,606)

Index

3.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2006	2005
	(in thousands except per share data)

BASIC:
Net loss	$(1,786)	$(1,143)
Weighted average common shares outstanding	9,849	9,806

Basic loss per share	$(0.18)	$(0.12)
DILUTED:
Net loss	$(1,786)	$(1,143)
Weighted average common shares outstanding	9,849	9,806

Diluted loss per share	$(0.18)	$(0.12)

Options to purchase shares of common stock were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods in which a net loss was incurred.

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

d.	Effective March 31, 2004, all employees covered under the plan were terminated. No new or rehired employees are permitted to enter or re-enter the plan. Thus, the plan is frozen.

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 30 years.

Index

The pension costs for the Family Life Pension Plan include the following components at March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Service cost for benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	109,482	116,054
Expected return on plan assets	(101,994)	(101,269)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized losses	23,460	26,226
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$30,948	$41,011

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

A curtailment occurred on December 31, 2004 when the plan was amended to freeze accrued benefits for all participants except for Rule of 68 Non-Highly Compensated Employees (“NHCEs”). A subsequent curtailment occurred on December 31, 2005 when the decision was made to amend the plan to freeze accrued benefits for Rule of 68 NHCEs effective March 31, 2006. All plan participants accrued benefits are now frozen.

The pension costs for the ILCO Pension Plan include the following components at March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Service cost for benefits earned during the year	$3,672	$11,448
Interest cost on projected benefit obligation	262,037	261,812
Expected return on plan assets	(350,036)	(344,766)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized losses	46,022	33,920
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$(38,305)	$(37,586)

Index

5.	Stock Option Plans and Other Equity Incentive Plans

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. SFAS 123(R) was originally effective July 1, 2005, but was later deferred by the Securities and Exchange Commission and will become effective for all awards granted, modified, repurchased, or cancelled by the Company beginning January 1, 2006. The adoption of this statement on January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

6.	Separate Accounts

The Company’s insurance subsidiary, Investors Life Insurance Company of North America (“Investors Life”) had $343.7 million of separate account assets as of March 31, 2006 (not including the value of the Company’s own investment in one of the accounts), as compared to $342.9 million at the end of 2005. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

7.	Commitments and Contingencies

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company, seeking to compel the Company to hold an annual meeting of shareholders. FIC has been unable to solicit proxies for an annual meeting because it has not been able to comply with Rule 14a-3 of the Securities Exchange Act of 1934, which requires that the Company provide an annual report containing current financial statements to shareholders in connection with an annual meeting.

Mr. Porter sued under Article 2.24(B) of the Texas Business Corporation Act, which provides that if an annual meeting of shareholders is not held within any 13-month period and a written consent of shareholders has not been executed instead of a meeting, any court of competent jurisdiction in the county in which the principal office of the corporation is located may, on the application of any shareholder, summarily order a meeting to be held. On August 7, 2006, the Company entered into an Agreed Order On Plaintiff’s Motion to Compel Annual Shareholders Meeting and agreed among other things to hold an annual shareholders meeting for the election of directors on December 6, 2006. The Company made arrangements for, and was prepared to hold, an annual meeting of shareholders on December 6, 2006, as required by the Agreed Order, but the Company was unable to hold the meeting on the appointed date because no quorum was present.

On December 12, 2006, FIC filed a Motion for Summary Judgment seeking dismissal of Porter’s suit on the grounds that the Agreed Order did not dispense with the requirement of a quorum; the lack of a quorum was a direct and foreseeable result of Mr. Porter’s insistence on a one-sided solicitation and election; FIC had complied with its obligations under the Agreed Order and Mr. Porter has obtained all relief sought by his petition. FIC’s Motion for Summary Judgment remains pending and has not been heard.

Prior to a hearing on FIC’s Motion for Summary Judgment, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned. The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order requiring among other things that FIC hold an annual shareholders meeting for the election of directors on January 16, 2007, but stating that if a quorum was not present on that date, FIC would not be required to hold an annual meeting of shareholders at any time before July 17, 2007. The Company made arrangements for, and was prepared to hold, an annual meeting of shareholders on January 16, 2007, as required by the Court’s order, but the Company was again unable to hold the meeting on the appointed date because no quorum was present. No further action has been taken by Mr. Porter, whose suit remains pending.

Index

Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.

On June 2, 2005, Equita and M&W Insurance Services, Inc. (“M&W”) filed a civil suit in Travis County, Texas District Court against the Company. The suit alleges that, in entering into certain agreements with the plaintiffs, the Company made certain misrepresentations and omissions as to its business and financial condition. The agreements referenced in the suit consist of (a) an option agreement entered into in June 2003 between Equita and the Company, granting Equita the right to purchase shares of FIC’s common stock at $16.42 per share, if certain sales goals were achieved under an exclusive marketing agreement between Equita and a subsidiary of the Company (the “Option Agreement”), (b) a stock purchase agreement entered into in June 2003 between M&W and the Roy F. and Joann Cole Mitte Foundation, pertaining to the purchase of 204,918 shares of FIC’s common stock (the Stock Purchase Agreement”), and (c) a registration rights agreement entered into in June 2003 among the plaintiffs and the Company, whereby the Company agreed to file and maintain a shelf registration statement with respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation or which may be acquired in the future by Equita under the option agreement (the “Registration Rights Agreement,” and, collectively, the “Agreements”).

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

On or about May 8, 2007, Equita and M&W amended their petition, removing their claims under the Texas Securities Act and common-law fraud. FIC intends to vigorously oppose the lawsuit and any effort by Equita and M&W to recover damages from FIC, and the life insurance subsidiary intends to vigorously prosecute its claims in intervention against Equita.

Index

The Manhattan Life Insurance Company and Family Life Insurance Company v. Family Life Corporation, Investors Life Insurance Company of North America and FIC Insurance Services, L.P.

On April 17, 2007, Manhattan Life and Family Life, filed a civil suit in the 215th Judicial District Court, Harris County, Texas, against Family Life Corporation, Investors Life and FIC Insurance Services, L.P. (“FICIS”), each a subsidiary of the Company. The suit alleges that: a) Family Life Corporation breached the Stock Purchase Agreement with Manhattan life by competing with Family Life and accepting insurance “directly or indirectly” from active accounts of Family Life; b) FICIS breached the Administrative Services Agreement with Family Life by willfully communicating with or willfully assisting with the communication by its affiliates with policyholders in a manner intended to solicit Family Life accounts on behalf of Investors Life; c) FICIS breached fiduciary duties owed to Family Life in the administration and management of the accounts of the policy holders of Family Life by assisting in the conversion of Family Life policies to the policies of Investors Life, and by their actions, Investors Life and Family Life Corporation aided and abetted such breach of fiduciary duty; and, d) Family Life Corporation, Investors Life and FICIS have tortiously interfered with existing contracts of Family Life with its policyholders, including the Stock Purchase Agreement and the Administrative Services Agreement. In addition, FICIS has filed, and intends to vigorously prosecute, a counterclaim for amounts due and owing by Family Life for services performed pursuant to the Administrative Services Agreement. See note 8 regarding the sale of Family Life Insurance Company.

Management Conclusion on Legal Proceedings

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of the foregoing legal proceedings will have on the Company’s results of operations, financial position or cash flows. Accordingly, no accrual for possible losses has been recorded in the accompanying consolidated financial statements for such legal proceedings.

Other Litigation

FIC and its insurance subsidiaries are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance products. Management does not believe that any of this other litigation, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

8.	Subsequent Events

Sale of Family Life Insurance Company

On December 29, 2006, the Company completed the sale of its wholly owned subsidiary, Family Life Insurance Company to The Manhattan Life Insurance Company ("Manhattan Life").  The cash sales price was $28.0 million.

Prior to entering into the definitive agreement, Family Life owned 648,640 shares of FIC common stock. Such shares are reflected as common treasury stock in the accompanying consolidated financial statements. Prior to the closing of this transaction, the Company acquired from Family Life 324,320 of these shares and the remaining 324,320 shares remained with Family Life at the time of sale. Also, prior to the closing of the sale, the Family Life Pension Plan, along with its assets and liabilities, was transferred from Family Life Insurance Company to its upstream parent company, Family Life Corporation (“FLC”). FLC is wholly owned by FIC and all current and future obligations of the Family Life Pension Plan are the responsibility of FLC.

In conjunction with the sale, the Company’s Investors Life Insurance Company of North America (“Investors Life”) subsidiary entered into a coinsurance arrangement with Manhattan Life related to sales of certain future insurance products historically marketed by Family Life, such as traditional mortgage protection term life insurance.

At September 30, 2006, Family Life had assets totaling approximately $121.9 million and capital and surplus totaling approximately $16.3 million, as reported on a statutory basis of accounting for insurance regulatory purposes. The GAAP equity basis in Family Life, including other adjustments that affected the determination of loss from the sale, totaled approximately $52 million on the sale date. Accordingly, a GAAP loss of $24.4 million resulted from this sale.

Amendment of Subordinated Loans

FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at March 31, 2006 and December 31, 2005. With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements. The Company retired these subordinated notes payable on December 29, 2006 using a portion of the proceeds from the sale of Family Life Insurance Company.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of March 31, 2006, compared with December 31, 2005, and its results of operations for the three months ended March 31, 2006, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2005, to which the reader is directed for additional information.

Results of Operations - Three Months Ended March 31, 2006 and 2005

For the three-month period ended March 31, 2006, FIC’s net loss was $1.8 million (basic and diluted loss of $.18 per common share) on revenues of $25.1 million as compared to net loss of $1.1 million (basic and diluted loss of $.12 per common share) on revenues of $24.6 million in the first three months of 2005.

In 2006, FIC’s net loss was affected by the following items:

•	Decline in premiums earned of $601,000 due primarily to the approximate 7% reduction in the number of premium paying traditional insurance policies in-force from the comparable prior period;

•	Increase in net investment income of $1.7 million primarily due to reinvestment in fixed maturities of proceeds from the sale of the River Place Pointe office complex in June 2005;

•	Decline in real estate income primarily due to the sale of the River Place Pointe office complex;

•	Increase in policyholder benefits and expenses of $2.0 million primarily due to the increase in the amount of death benefits.

In 2005, FIC’s net loss was affected by the following items:

•	Decline in premiums earned of $646,000 due primarily to the approximate 8% reduction in the number of premium paying traditional insurance policies in-force from the comparable prior period;

•
Decline in net investment income of $1.5 million due to effects of lower interest rates and the decline of approximately $60 million in total investments, including cash equivalents, from March 31, 2004;

•	Decrease in net realized investment gains of $1.8 million due to the reduction in sales of securities and real estate during the first quarter of 2005;

•	Decline in policyholder benefits and expenses of $3.5 million due to the decline in the amount of death benefits and policy surrenders;

•	Decline in operating expenses of $1.2 million.

The above described items need to be taken into consideration in drawing comparisons between the operating results for the three months ended March 31, 2006 and 2005.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium revenues for the first three months of 2006, net of reinsurance ceded, were $5.5 million, as compared to $6.1 million in the first three months of 2005. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiaries for both first year and renewal premiums. The decrease in renewal premiums is exceeding first year premium production levels, resulting in the overall decline in premium revenues on traditional life insurance products.

Index

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue. For the three months ended March 31, 2006 and 2005, annuity deposits and UL premiums totaled $8.2 million and $9.0 million, respectively.

The decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products due primarily to the current interest-rate environment and certain design features of FIC’s current annuity products. Most of the Company’s marketing efforts are now focused on the sale of traditional life insurance products, such as mortgage protection term insurance and final expense whole life insurance. Liabilities for contractholder funds have declined from $564.9 million at March 31, 2005 to $534.2 million at March 31, 2006.

Earned insurance charges totaled $9.8 million for the first three months of 2006, compared to $10.1 million in the same period of 2005. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges. The decrease in earned insurance charges from 2005 to 2006 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the first three months of 2006 was $8.6 million as compared to $6.9 million in the same period of 2005. The increase in net investment income from 2005 to 2006 was primarily attributable to the reinvestment into fixed maturity securities of the proceeds, totalling approximately $100 million, from the sale of the Company’s River Place Pointe office complex.

Real estate income is primarily earned from the leases at the Company’s River Place Pointe office complex in Austin, Texas. Real estate income (revenues from leases less associated operating expenses and depreciation) was $0 and $496,000 for the three-month period ended March 31, 2006 and 2005, respectively. In June 2005, the Company sold the River Place Pointe property. Also, as of December 31, 2005, the Company owned three remaining real estate properties held for sale with a total carrying value of $130,000. All three properties were sold in January 2006. Accordingly, the Company no longer has real estate income in 2006.

Net realized investment gains were $516,000 in the first three months of 2006, as compared to $360,000 in the first three months of 2005. The realized gains for 2006 were from the sale of the Company’s remaining real estate properties classified as held for sale, as previously described. The realized gains for 2005 were primarily from the sales of fixed maturity securities and one of the Company’s real estate properties classified as held for sale.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $11.8 million in the first three months of 2006, as compared to $9.9 million in the first three months of 2005. The increase in policyholder benefits and expenses in 2006 was primarily attributable to higher death claims.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $5.2 million in the first three months of 2006, as compared to $5.5 million in the same period of the year 2005. As discussed previously, the decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and consequently the decrease in interest expense in 2006 is primarily attributable to this overall reduction in the level of contractholder deposit funds.

The level of market interest rates can effect the interest spread which is the difference in the Company’s investment portfolio rate and the interest rates credited on policyholder contracts for universal life insurance and annuities. The Company responded to lower market rates in 2004 and 2005 by lowering many of the credited rates on its policies in these periods. However, universal life insurance and annuity policies have contractual minimum guaranteed rates and credited rates cannot be lower than such minimums. Because many of the Company’s policies have minimum guaranteed rates of 4.0%, the market interest rate environment in prior periods put pressure on the Company’s interest spread. Market rate increases in 2005 and 2006 have improved the Company’s interest spread.

Amortization of deferred policy acquisition costs (DAC) for the first three months of 2006 was $2.3 million, as compared to $2.5 million in the same period in 2005. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period.

Index

Present value of future profits of acquired business (PVFP) is amortized in a similar manner as DAC, as previously described, for acquired traditional and interest sensitive business. Amortization of PVFP totaled $605,000 and $666,000 for the three months ended March 31, 2006 and 2005, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first three months of 2006 were $7.1 million, as compared to $7.2 million in the first three months of 2005. The Company has implemented many cost reduction measures in 2004 and 2005, as well as 2006, and this continues to be a critical focus for the Company. However, audit, actuarial, accounting and other consulting and legal expenses continue to represent a significant component of operating expenses as the Company completes its delinquent SEC filings with a target of becoming current on all filings at the end of the second quarter of 2007. These fees totaled $2.6 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively.

Interest expense was $329,000 and $255,000 for the three months ended March 31, 2006 and 2005, respectively. The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”). The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. The higher interest expense in 2006 is a direct result of the increase in the LIBOR rate.

Taxes

The provision for federal income taxes on loss from operations reflects tax benefits totaling $478,000 and $226,000 for the three months ended March 31, 2006 and 2005, respectively. These tax amounts equate to effective tax benefit rates of 21.1% and 16.5% for the three months ended March 31, 2006 and 2005, respectively. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company is due to increases in the valuation allowance for deferred tax assets generated by its non-life insurance entities. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

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

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of March 31, 2006, Investors Life held $15.4 million of notes receivable from the Company (the “Affiliated Notes”) with quarterly interest payments at an annual rate of 5%. Although this intercompany indebtedness is eliminated on FIC’s condensed consolidated balance sheets, it creates a debt service requirement at the holding company level.

Index

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of March 31, 2006 were $534.2 million, compared to $542.2 million at December 31, 2005. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At March 31, 2006, the bulk of the liabilities for contractholder deposit funds on FIC’s condensed consolidated balance sheet, $375.9 million, represented insurance products, as compared to $158.3 million of annuity product liabilities.

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

Cash and cash equivalents at March 31, 2006 were $10.9 million compared to $63.6 million at December 31, 2005. The $52.7 million decrease in cash and cash equivalents at March 31, 2006 from December 31, 2005 was due primarily to reinvestment of cash into fixed maturity securities, and contractholder fund withdrawals in excess of deposits for universal life insurance and annuity products.

Index

Net cash provided by operating activities was $3.8 million for the three month period ended March 31, 2006, compared to $4.0 million used in operating activities for the same period of 2005. The predominant changes in net cash used by operating activities between 2006 and 2005 are due to 1) decreases in reinsurance receivables and agent advances, and 2) increases in other liabilities.

Net cash used in investing activities was $47.0 million for the three month period ended March 31, 2006, compared to net cash used in investing activities totalling $22.2 million for the same period of 2005. The $24.8 million change in cash used in investing activities in 2006 compared to 2005 was due primarily to a reduction in the level of short-term investments in 2005 as compared to the corresponding period of 2006.

Net cash used in financing activities was $9.4 million in the first three months of 2006, compared to $7.9 million in the first three months of 2005. The components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For the three months ended March 31, 2006 and 2005, contractholder fund withdrawals exceeded deposits by $9.4 million and $7.9 million respectively. The change in net withdrawals in 2006 is due to a decline in deposits in 2006 from 2005 of $779,000 combined with an increase in withdrawals of $753,000 for the same period, due to an increase in surrenders.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

During the three months ended March 31, 2006, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) decreased by $8.0 million. Changes resulting in the decrease to shareholders’ equity are detailed as follow:

•	Net loss for the quarter of $1.8 million;
•	$26,000 increase from change in net unrealized gains on investments in equity securities; and
•	$6.2 million decrease from change in net unrealized losses on investments in fixed maturity securities available for sale

Assets

The Company’s life insurance subsidiaries have investment management agreements with Conning Asset Management (“Conning”). Under these agreements, Conning manages the investment security portfolios of the Company’s life insurance subsidiaries in accordance with investment policies set by the Company’s Board of Directors. The investment policies comply with legal requirements of state insurance laws and regulations that are applicable to the Company’s insurance company subsidiaries. They also emphasize sensitivity to the way that FIC’s liabilities are likely to change over time and with changes in general interest rate levels. In practical terms, this means that the Company focuses almost all of its investment in investment-grade securities, keeping the schedule of anticipated asset maturities in line with its projected cash needs. It also means that the Company attempts to keep the duration of its investment assets (a measure of the sensitivity of their value to changes in interest rates) in line with the duration of the Company’s liabilities.

Over the past several years, the Company has decreased its investment in mortgage-backed securities (including asset-backed securities) significantly. This trend continued into 2006. Expressed as a percentage of its total investment in fixed maturities, these ratios were 24.4% and 22.3% at December 31, 2005 and March 31, 2006 respectively. Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

During the first quarter of 2006, net unrealized losses on fixed maturities available for sale increased $6.2 million. The increase in unrealized losses was primarily related to increases in market interest rates. The Company’s general investment philosophy is to hold fixed maturities for long-term investment. Accordingly, the Company has the ability and intent to hold securities to maturity or until they recover in value. The Company does not currently anticipate the need to sell securities in unrealized loss positions for liquidity purposes.

Index

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). However, during the second quarter of 2005, the Company increased its equity securities holdings by investing $2.0 million in a corporate bond mutual fund as part of a strategy to increase diversification and enhance overall investment performance. As of March 31, 2006, the market value of FIC’s equity securities was $11.2 million, compared to $10.9 million at December 31, 2005.

FIC’s real estate investment was primarily related to the River Place Pointe office complex (“River Place Pointe”) owned by Investors Life. At March 31, 2005, FIC’s investment totaled $89.8 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. FIC and its insurance company subsidiaries occupied one of the seven buildings. Three of the other buildings were substantially leased, but three buildings remained vacant as of March 31, 2005. The project was sold in June 2005, in a cash transaction, for $103 million. The Company realized a gain of $10.6 million on the sale, which includes both a realized gain of $8.5 million recorded in 2005 and a deferred gain of $2.1 million to be recognized as a reduction of office lease expenses over the period from the sale date through March 31, 2008. The deferred gain represents an amount equal to the estimated excess rent to be paid under the lease agreement through March 31, 2008 over the prevailing rate at the time of sale. The Company’s remaining real estate properties held for sale totaling $130,000 at December 31, 2005, were sold in January, 2006.

Investors Life had $343.7 million of separate account assets as of March 31, 2006 (not including the value of the Company’s own investment in one of the accounts), as compared to $342.9 million at the end of 2005. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $689.3 million at March 31, 2006, compared to $698.2 million at December 31, 2005. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

Deferred federal income taxes at December 31, 2005 reflected a net liability of $687,000. This deferred tax position changed to a net asset balance of $2,990,000 at March 31, 2006. This significant change in deferred taxes was primarily due to tax benefits associated with unrealized losses on the Company’s fixed maturity securities portfolio, resulting from increases in market interest rates during the quarter.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 6.4% at March 31, 2006, compared to 7.0% at December 31, 2005. The inclusion of separate account assets (which are not relevant for this purpose) reduced the ratio of shareholders’ equity to total assets by 2.7% and 2.9% at March 31, 2006 and December 31, 2005, respectively. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

Insurance companies are subject to regulation under state law. Among other requirements, these state laws and regulations impose capital adequacy requirements on insurance companies. Using a calculation that takes into account the quality, liquidity, maturities, and amounts of its assets and liabilities, each insurance company is required to calculate its “risk-based capital” (or “RBC”). Total adjusted capital must exceed 200% of the authorized control level RBC to avoid supervisory activity by the insurance regulators. As of December 31, 2006, the total adjusted capital of Investors Life was approximately 584% of its authorized control level risk-based capital.

Index

State regulators also use NAIC IRIS ratios to monitor capital adequacy requirements. The NAIC ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2006 Investors Life had four ratios which were outside the usual ranges, which were primarily related to investment income and changes in premium, product mix, and reserving. The ratios were outside the usual ranges primarily due to a recapture of ceded reinsurance by Family Life from Investors Life during 2006. This recapture occurred prior to the sale of Family Life. For statutory accounting purposes, the recapture affected premium income and change in policy reserves which caused ratios to fall outside the usual ranges. Excluding the effects of the reinsurance recapture, Investors Life would have had only one ratio outside the usual ranges, which related to investment income.

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $32.6 million at March 31, 2006 and $26.6 million at December 31, 2005. For purposes of the foregoing estimate, fixed maturity securities available for sale and short-term investments were taken into account. The fair value of such assets was $630.6 million at March 31, 2006 and $595.0 million at December 31, 2005.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $139.4 million at March 31, 2006 and $145.5 million at December 31, 2005. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $10.8 million at March 31, 2006 and $10.7 million at December 31, 2005.

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of March 31, 2006. Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, FIC’s disclosure controls and procedures were ineffective.

Management had assessed our internal control over financial reporting as of December 31, 2005, the end of our most recent fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As disclosed in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2005, in performing its assessment of internal control over financial reporting, management determined that material weaknesses existed in the Company’s internal controls relating to the following areas: control environment, risk assessment, control monitoring, financial close and reporting, segregation of duties, reconciliations, use of third-party service providers, safeguarding of assets, reinsurance, and policy data integrity.

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of March 31, 2006. The Company’s major remediation activities for the first quarter of 2006 are described below.

The Company and its external auditors previously identified a material weakness in the overall internal control environment. One of the components of this weakness was that the Company had inadequate and incomplete documentation of key controls of all business processes across the Company. During the first quarter of 2006, the Company responded to this issue and engaged outside resources to assist in constructing appropriate internal controls documentation across all major process areas of the Company. This new set of documentation was constructed and implemented during the first quarter of 2006.

In addition to the above remediation actions, the Company partially addressed a reinsurance control issue to help ensure that reinsurance transactions are properly recorded. During the first quarter of 2006, the Company improved the automation of its reinsurance system. Reinsurance change transactions are now automatically generated in the Company’s reinsurance system when policy changes that affect reinsurance information are made in the Company’s primary policy administration system. Although improvements have been made in the reinsurance internal controls, additional remediation efforts are required in order to completely eliminate the reinsurance material weakness described in the Company’s Form 10-K of 2005.

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact on the condensed consolidated financial statements.

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company, seeking to compel the Company to hold an annual meeting of shareholders. FIC has been unable to solicit proxies for an annual meeting because it has not been able to comply with Rule 14a-3 of the Securities Exchange Act of 1934, which requires that the Company provide an annual report containing current financial statements to shareholders in connection with an annual meeting.

Mr. Porter sued under Article 2.24(B) of the Texas Business Corporation Act, which provides that if an annual meeting of shareholders is not held within any 13-month period and a written consent of shareholders has not been executed instead of a meeting, any court of competent jurisdiction in the county in which the principal office of the corporation is located may, on the application of any shareholder, summarily order a meeting to be held. On August 7, 2006, the Company entered into an Agreed Order On Plaintiff’s Motion to Compel Annual Shareholders Meeting and agreed among other things to hold an annual shareholders meeting for the election of directors on December 6, 2006. The Company made arrangements for, and was prepared to hold, an annual meeting of shareholders on December 6, 2006, as required by the Agreed Order, but the Company was unable to hold the meeting on the appointed date because no quorum was present.

On December 12, 2006, FIC filed a Motion for Summary Judgment seeking dismissal of Porter’s suit on the grounds that the Agreed Order did not dispense with the requirement of a quorum; the lack of a quorum was a direct and foreseeable result of Mr. Porter’s insistence on a one-sided solicitation and election; FIC had complied with its obligations under the Agreed Order and Mr. Porter has obtained all relief sought by his petition. FIC’s Motion for Summary Judgment remains pending and has not been heard.

Prior to a hearing on FIC’s Motion for Summary Judgment, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned. The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order requiring among other things that FIC hold an annual shareholders meeting for the election of directors on January 16, 2007, but stating that if a quorum was not present on that date, FIC would not be required to hold an annual meeting of shareholders at any time before July 17, 2007. The Company made arrangements for, and was prepared to hold, an annual meeting of shareholders on January 16, 2007, as required by the Court’s order, but the Company was again unable to hold the meeting on the appointed date because no quorum was present. No further action has been taken by Mr. Porter, whose suit remains pending.

Litigation with Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc.

On June 2, 2005, Equita and M&W Insurance Services, Inc. (“M&W”) filed a civil suit in Travis County, Texas District Court against the Company. The suit alleges that, in entering into certain agreements with the plaintiffs, the Company made certain misrepresentations and omissions as to its business and financial condition. The agreements referenced in the suit consist of (a) an option agreement entered into in June 2003 between Equita and the Company, granting Equita the right to purchase shares of FIC’s common stock at $16.42 per share, if certain sales goals were achieved under an exclusive marketing agreement between Equita and a subsidiary of the Company (the “Option Agreement”), (b) a stock purchase agreement entered into in June 2003 between M&W and the Roy F. and Joann Cole Mitte Foundation, pertaining to the purchase of 204,918 shares of FIC’s common stock (the Stock Purchase Agreement”), and (c) a registration rights agreement entered into in June 2003 among the plaintiffs and the Company, whereby the Company agreed to file and maintain a shelf registration statement with respect to the shares of FIC’s common stock purchased by M&W from the Mitte Foundation or which may be acquired in the future by Equita under the option agreement (the “Registration Rights Agreement,” and, collectively, the “Agreements”).

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

On or about May 8, 2007, Equita and M&W amended their petition, removing their claims under the Texas Securities Act and common-law fraud. FIC intends to vigorously oppose the lawsuit and any effort by Equita and M&W to recover damages from FIC, and the life insurance subsidiary intends to vigorously prosecute its claims in intervention against Equita.

The Manhattan Life Insurance Company and Family Life Insurance Company v. Family Life Corporation, Investors Life Insurance Company of North America and FIC Insurance Services, L.P.

On April 17, 2007, Manhattan Life and Family Life, filed a civil suit in the 215th Judicial District Court, Harris County, Texas, against Family Life Corporation, Investors Life and FIC Insurance Services, L.P. (“FICIS”), each a subsidiary of the Company. The suit alleges that: a) Family Life Corporation breached the Stock Purchase Agreement with Manhattan life by competing with Family Life and accepting insurance “directly or indirectly” from active accounts of Family Life; b) FICIS breached the Administrative Services Agreement with Family Life by willfully communicating with or willfully assisting with the communication by its affiliates with policyholders in a manner intended to solicit Family Life accounts on behalf of Investors Life; c) FICIS breached fiduciary duties owed to Family Life in the administration and management of the accounts of the policy holders of Family Life by assisting in the conversion of Family Life policies to the policies of Investors Life, and by their actions, Investors Life and Family Life Corporation aided and abetted such breach of fiduciary duty; and, d) Family Life Corporation, Investors Life and FICIS have tortiously interfered with existing contracts of Family Life with its policyholders, including the Stock Purchase Agreement and the Administrative Services Agreement. In addition, FICIS has filed, and intends to vigorously prosecute, a counterclaim for amounts due and owing by Family Life for services performed pursuant to the Administrative Services Agreement.

Management Conclusion on Legal Proceedings

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of the foregoing legal proceedings will have on the Company’s results of operations, financial position or cash flows. Accordingly, no accrual for possible losses has been recorded in the accompanying consolidated financial statements for such legal proceedings.

Index

Other Litigation

FIC and its insurance subsidiaries are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance products. Management does not believe that any of this other litigation, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

ITEM 1A. RISK FACTORS

As of March 31, 2006, there have been no material changes to risk factors as previously disclosed in the Company’s 2005 Form 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer of FIC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of FIC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of FIC pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer of FIC pursuant to 18 U.S.C. Section 1350

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INDUSTRIES CORPORATION
(Registrant)

Date: May 31, 2007	By: /s/ William B. Prouty
William B. Prouty
Chief Executive Officer

Date: May 31, 2007	By: /s/ Vincent L. Kasch
Vincent L. Kasch
Chief Financial Officer
(Principal Accounting and Financial Officer)