Form 10-Q
period 2006-06-30
FINANCIAL INDUSTRIES CORP
filed 2007-05-31
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	June 30, 2006	December 31, 2005 (1)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $646,037 and $605,803 at June 30, 2006 and December 31, 2005, respectively)	$612,546	$593,752
Equity securities, at fair value (cost of $8,694 and $8,405 at June 30, 2006 and December 31, 2005, respectively)	10,891	10,907
Policy loans	36,225	37,637
Real estate held for sale	-	130
Short-term investments	4,984	1,204
Total investments	664,646	643,630

Cash and cash equivalents	13,028	63,581
Deferred policy acquisition costs	54,178	50,805
Present value of future profits of acquired business	16,006	15,865
Agency advances and other receivables, net of allowances for doubtful accounts of $3,544 and $3,513 as of June 30, 2006 and December 31, 2005	2,248	8,188
Reinsurance receivables	33,128	38,108
Accrued investment income	7,972	7,165
Due premiums	1,614	2,048
Property and equipment, net	816	1,033
Deferred income taxes	5,225	-
Other assets	2,308	2,088
Separate account assets	333,251	342,911
Total assets	$1,134,420	$1,175,422

(1) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(In thousands) (Unaudited)

	June 30, 2006	December 31, 2005 (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$526,821	$542,181
Future policy benefits	154,330	155,970
Other policy claims and benefits payable	9,698	11,456
Notes payable	15,000	15,000
Deferred federal income taxes	-	687
Other liabilities	24,095	25,146
Separate account liabilities	333,251	342,911
Total liabilities	1,063,195	1,093,351

Commitments and contingencies (See Note 8)

Shareholders’ equity:
Common stock, $.20 par value, 25,000 shares authorized in 2006 and 2005, 12,517 shares issued in 2006 and 2005; 9,849 shares outstanding in 2006 and 2005	2,504	2,504
Additional paid-in capital	70,377	70,377
Accumulated other comprehensive loss	(21,140)	(10,339)
Retained earnings	42,440	42,485
Common treasury stock, at cost, 2,668 shares in 2006 and 2005	(22,956)	(22,956)
Total shareholders’ equity	71,225	82,071
Total liabilities and shareholders’ equity	$1,134,420	$1,175,422

(1) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenues:
Premiums, net	$5,853	$5,877
Earned insurance charges	9,679	10,210
Net investment income	8,626	7,805
Real estate income	-	51
Net realized investment gains (losses)	(15)	8,910
Other	1,417	674
Total revenues	25,560	33,527

Benefits and expenses:
Policyholder benefits and expenses	8,865	10,069
Interest expense on contractholders deposit funds	5,083	5,647
Amortization of deferred policy acquisition costs	1,853	3,170
Amortization of present value of future profits of acquired business	568	657
Operating expenses	6,350	7,404
Interest expense	349	277
Total benefits and expenses	23,068	27,224

Income before federal income taxes	2,492	6,303
Provision for federal income taxes	751	1,621

Net income	$1,741	$4,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Three Months Ended June 30,
	2006	2005
Net Income Per Share:

Basic:
Weighted average common shares outstanding	9,849	9,810

Basic earnings per share	$0.18	$0.48

Diluted:
Weighted average common shares and common share equivalents	9,849	9,810

Diluted earnings per share	$0.18	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Six Months Ended June 30,
	2006	2005
Revenues:
Premiums, net	$11,356	$11,981
Earned insurance charges	19,444	20,334
Net investment income	17,236	14,748
Real estate income	-	547
Net realized investment gains	501	9,270
Other	2,074	1,246
Total revenues	50,611	58,126

Benefits and expenses:
Policyholder benefits and expenses	20,687	19,936
Interest expense on contractholders deposit funds	10,306	11,147
Amortization of deferred policy acquisition costs	4,124	5,667
Amortization of present value of future profits of acquired business	1,173	1,323
Operating expenses	13,415	14,587
Interest expense	678	532
Total benefits and expenses	50,383	53,192

Income before federal income taxes	228	4,934
Provision for federal income taxes	273	1,395
Net income (loss)	$(45)	$3,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Six Months Ended June 30,
	2006	2005
Net Income Per Share:

Basic:
Weighted average common shares outstanding	9,849	9,808
Basic earnings per share	$-	$0.36

Diluted:
Weighted average common shares and common share equivalents	9,849	9,808
Diluted earnings per share	$-	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45)	$3,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred policy acquisition costs	4,124	5,667
Amortization of present value of future profits of acquired business	1,173	1,323
Net realized gains on investments	(501)	(9,270)
Depreciation	239	1,612
Increase in accrued investment income	(807)	(891)
Decrease (increase) in agent advances and other receivables	10,920	(1,362)
Decrease in due premiums	434	160
Increase in deferred policy acquisition costs	(3,432)	(3,873)
Increase in other assets	(220)	(106)
Decrease in policy liabilities and accruals	(796)	(2,561)
Increase (decrease) in other liabilities	(1,051)	893
Increase (decrease) in deferred federal income taxes	(348)	1,467
Net activity from trading securities	-	647
Other, net	(186)	(1,656)
Net cash provided by (used in) operating activities	9,504	(4,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(58,148)	(91,429)
Real estate capital expenditures	-	(550)
Proceeds from sales and maturities of fixed maturities	17,800	37,507
Proceeds from sales of invested real estate	646	100,529
Net increase in short-term investments	(3,780)	(24,468)
Net decrease in policy loans	1,412	1,100
Purchase of property and equipment	(26)	(220)
Net cash provided by (used in) investing activities	(42,096)	22,469

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractholder fund deposits	$16,420	$17,362
Contractholder fund withdrawals	(34,381)	(33,800)
Net cash used in financing activities	(17,961)	(16,438)

Net increase (decrease) in cash	(50,553)	1,620

Cash and cash equivalents, beginning of year	63,581	52,044

Cash and cash equivalents, end of period	$13,028	$53,664

Supplemental Cash Flow Disclosures:
Income taxes refunded	$4,341	$-

Interest paid	$665	$517

Treasury stock distributions	$-	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2006, its consolidated results of operations for the three months and six months ended June 30, 2006 and 2005, and its consolidated cash flows for the six months ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance.  The December 31, 2005 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC (“2005 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

The condensed consolidated financial statements include the accounts of Financial Industries Corporation (“FIC”) and its wholly owned subsidiaries. Intercompany items and transactions have been eliminated.

2.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2005 to June 30, 2006 (in thousands):

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2005	$1,651	$(5,914)	$(6,076)	$(10,339)
Current Period Change	(201)	(10,600)	-	(10,801)
Balance at June 30, 2006	$1,450	$(16,514)	$(6,076)	$(21,140)

The comprehensive income (loss) for the three and six months ending June 30, 2006 and 2005 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$1,741	$4,682	$(45)	$3,539
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holdings gains (losses) arising during the period	(4,580)	5,631	(10,791)	1,931
Reclassification adjustments for gains (losses) included in net loss	(10)	135	(10)	372
Total other comprehensive income (loss)	(4,590)	5,766	(10,801)	2,303

Comprehensive income (loss)	$(2,849)	$10,448	$(10,846)	$5,842

Index

3.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands except per share data)

BASIC:
Net income (loss)	$1,741	$4,682	$(45)	$3,539
Weighted average common shares outstanding	9,849	9,810	9,849	9,808
Basic income per share	$0.18	$0.48	$-	$0.36
DILUTED:
Net income (loss)	$1,741	$4,682	$(45)	$3,539
Weighted average common shares outstanding	9,849	9,810	9,849	9,808
Diluted income per share	$0.18	$0.48	$-	$0.36

Options to purchase shares of common stock were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods in which a net loss was incurred.

4.	Net Realized Investment Gains - Sale of Real Estate

On June 1, 2005, the Company sold the River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross sales price of $103 million. The office complex is located in Austin, Texas. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One (approximately 76,000 square feet) for a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation of the lease at March 31, 2008. The Company will realize a gain of $10.6 million on the sale, which includes both a realized gain of $8.5 million in the quarter ended June 30, 2005 and a deferred gain of $2.1 million to be recognized as a reduction of office lease expenses over the period from the sale date through March 31, 2008. The deferred gain represents an amount equal to the estimated excess rent to be paid under the lease agreement through March 31, 2008 over the prevailing rate at the time of sale.

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

Index

d.	Effective March 31, 2004, all employees covered under the plan were terminated. No new or rehired employees are permitted to enter or re-enter the plan. Thus, the plan is frozen.

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 30 years.

The pension costs for the Family Life Pension Plan include the following components at June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Service cost for benefits earned during the year	$-	$-	$-	$-
Interest cost on projected benefit obligation	109,482	116,054	218,964	232,108
Expected return on plan assets	(101,994)	(101,269)	(203,988)	(202,537)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized losses	23,460	26,226	46,920	52,452
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit cost	$30,948	$41,011	$61,896	$82,023

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

Index

The pension costs for the ILCO Pension Plan include the following components at June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Service cost for benefits earned during the year	$3,672	$11,448	$7,344	$22,896
Interest cost on projected benefit obligation	262,037	261,812	524,074	523,624
Expected return on plan assets	(350,036)	(344,766)	(700,072)	(689,532)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized losses	46,022	33,920	92,044	67,840
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit cost	$(38,305)	$(37,586)	$(76,610)	$(75,172)

6.	Stock Option Plans and Other Equity Incentive Plans

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

7.	Separate Accounts

The Company’s insurance subsidiary, Investors Life Insurance Company of North America (“Investors Life”) had $333.3 million of separate account assets as of June 30, 2006 (not including the value of the Company’s own investment in one of the accounts), as compared to $342.9 million at the end of 2005. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

8.	Commitments and Contingencies

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

Index

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

Index

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

On April 17, 2007, Manhattan Life and Family Life, filed a civil suit in the 215th Judicial District Court, Harris County, Texas, against Family Life Corporation, Investors Life and FIC Insurance Services, L.P. (“FICIS”), each a subsidiary of the Company.  The suit alleges that: a) Family Life Corporation breached the Stock Purchase Agreement with Manhattan life by competing with Family Life and accepting insurance “directly or indirectly” from active accounts of Family Life; b) FICIS breached the Administrative Services Agreement with Family Life by willfully communicating with or willfully assisting with the communication by its affiliates with policyholders in a manner intended to solicit Family Life accounts on behalf of Investors Life; c) FICIS breached fiduciary duties owed to Family Life in the administration and management of the accounts of the policy holders of Family Life by assisting in the conversion of Family Life policies to the policies of Investors Life, and by their actions, Investors Life and Family Life Corporation aided and abetted such breach of fiduciary duty; and, d) Family Life Corporation, Investors Life and FICIS have tortiously interfered with existing contracts of Family Life with its policyholders, including the Stock Purchase Agreement and the Administrative Services Agreement. In addition, FICIS has filed, and intends to vigorously prosecute, a counterclaim for amounts due and owing by Family Life for services performed pursuant to the Administrative Services Agreement. See note 9 regarding the sale of Family Life Insurance Company.

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

9.	Subsequent Events

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

Index

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

Amendment of Subordinated Loans

FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at June 30, 2006 and December 31, 2005. With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006. As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements. The Company retired these subordinated notes payable on December 29, 2006 using a portion of the proceeds from the sale of Family Life Insurance Company.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of June 30, 2006, compared with December 31, 2005, and its results of operations for the three and six month periods ended June 30, 2006, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2005, to which the reader is directed for additional information.

Results of Operations – Three Months Ended June 30, 2006 and 2005

For the three month period ended June 30, 2006, the Company reported net income of $1.7 million (basic and diluted earnings of $.18 per common share) on revenues of $25.6 million compared to net income of $4.7 million (basic and diluted earnings of $0.48 per common share) on revenues of $33.5 million for the three month period ended June 30, 2005.  The three months ended June 30, 2006 and 2005 include the impact of certain trends and changes in the business of the Company which are dominant in the results of the six months ended June 30, 2006 and 2005.  These items are described in the six-month results of operations below.  Of these results, certain significant items of change between the three months ended June 30, 2006 and 2005 which result in the significant change in net income between periods are as follows:

•	Decrease in net realized investment gains of $8.9 million due to the sale of the River Place Pointe office complex in June, 2005;
•	Decrease in policyholder benefits and expenses of $1.2 million primarily resulting from the decline in the amount of death claims;
•	Decrease in amortization of deferred policy acquisition costs of $1.3 million, primarily due to improved policy persistency for certain blocks of traditional life business;
•	Decrease in operating expenses of $1.1 million;
•	Decrease in provision for federal income taxes of $870,000.

Results of Operations – Six Months Ended June 30, 2006 and 2005

For the six-month period ended June 30, 2006, FIC’s net loss was $45,000 (basic and diluted earnings of $.00 per common share) on revenues of $50.6 million as compared to net income of $3.5 million (basic and diluted earnings of $.36 per common share) on revenues of $58.1 million in the first six months of 2005.

In 2006, FIC’s net loss was affected by the following:

•
Increase in net investment income of $2.5 million primarily due to the effects of higher market interest rates and an increase in investments held in fixed maturities and equity securities from June 30, 2005, partially offset by a decrease in real estate income of $547,000;

•	Decrease in net realized investment gains of $8.8 million primarily due to the sale of the River Place Pointe office complex in June, 2005;
•	Decrease in amortization of deferred policy acquisition costs of $1.5 million;
•	Decrease in operating expenses of $1.2 million;
•	Decrease in provision for federal income taxes of $1.2 million.

The above described items need to be taken into consideration in drawing comparisons between the operating results for the six months ended June 30, 2006 and 2005.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first six months of 2006, net of reinsurance ceded, were $11.4 million, as compared to $12.0 million in the first six months of 2005. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiaries. The decrease in premium income reflects the run-off in the Company’s existing traditional life insurance book of business for both first year and renewal premiums. The decrease in renewal premiums is exceeding first year premium production levels, resulting in the overall decline in premium revenues on traditional life insurance products.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue.  For the six months ended June 30, 2006 and 2005, annuity deposits and UL premiums totaled $16.4 million and $17.4 million, respectively.

Index

The decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products due primarily to the current interest-rate environment and certain design features of FIC’s current annuity products. Most of the Company’s marketing efforts are now focused on the sale of traditional life insurance products, such as mortgage protection term insurance and final expense whole life insurance. Liabilities for contractholder deposit funds have declined from $558.0 million at June 30, 2005 to $526.8 million at June 30, 2006.

Earned insurance charges totaled $19.4 million for the first six months of 2006, as compared to charges of $20.3 million in the same period of 2005. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges. The decline in earned insurance charges from 2005 to 2006 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the first six months of 2006 was $17.3 million as compared to $14.7 million in the same period of 2005. The increase in net investment income from 2005 to 2006 was primarily attributable to 1) an increase in the income received from the Company’s interest-bearing investments, resulting from increasing interest rates during 2006 and 2) an increase in total investments in fixed maturities, equity securities, and short-term investments compared to the first six months of 2005, primarily due to reinvestment of real estate sales proceeds into such securities. The Company’s average yield on investments and cash equivalents, excluding real estate, increased approximately 34 basis points over the comparable prior period.  The Company’s average holdings of investments and cash equivalents, excluding real estate, increased approximately $62 million over the comparable prior period.

Real estate income is primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Real estate income (revenues from leases less associated operating expenses and depreciation) was $0 and $547,000 for the six-month period ended June 30, 2006 and 2005, respectively. In June 2005, the Company sold the River Place Pointe property. Also, as of December 31, 2005, the Company owned three remaining real estate properties held for sale with a total carrying value of $130,000.  All three properties were sold in January 2006.  Accordingly, the Company no longer has real estate income in 2006.

Net realized investment gains were $501,000 in the first six months of 2006, as compared to $9.3 million in the first six months of 2005. The realized gains for 2006 were primarily from the sale of the Company’s remaining real estate properties classified as held for sale, as previously described.  The realized gains for 2005 were primarily from the sales of fixed maturity securities and the Company’s River Place Pointe office complex. As described in Note 4 to the accompanying financial statements, the Company recognized a realized gain of $8.5 million in the quarter ended June 30, 2005 from the sale of the River Place Pointe office complex.

Other income was $2.1 million in the first six months of 2006, as compared to $1.2 million for the same period of 2005. The significant increase in 2006 is primarily due to $573,000 of interest income received on Federal income tax refunds related to prior year amended tax returns.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $20.7 million in the first six months of 2006, as compared to $19.9 million in the first six months of 2005. The increase in policyholder benefits and expenses was primarily attributable to higher death claims.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $10.3 million in the first six months of 2006, as compared to $11.1 million in the same period of 2005. As discussed previously, the decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and consequently the decrease in interest expense in 2006 is primarily attributable to this overall reduction in the level of contractholder deposit funds.

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

Index

Amortization of deferred policy acquisition costs (DAC) for the first six months of 2006 was $4.1 million, as compared to $5.7 million in the same period in 2005. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization, which was experienced in the second quarter of 2006. Lower policy lapses and surrenders for certain blocks of traditional life business during the second quarter of 2006 resulted in reduced amortization.

Present value of future profits of acquired business (PVFP) is amortized in a similar manner as DAC, as previously described, for acquired traditional and interest sensitive business. Amortization of PVFP totaled $1.2 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first six months of 2006 were $13.4 million, as compared to $14.6 million in the first six months of 2005. The Company has implemented many cost reduction measures in 2004 and 2005, as well as 2006, and this continues to be a critical focus for the Company.  However, audit, actuarial, accounting and other consulting,  and legal expenses continue to represent a significant component of operating expenses as the Company completes its delinquent SEC filings with a target of becoming current on all filings at the end of the second quarter of 2007.  These fees totaled approximately $5.0 million and $4.0 million for the six months ended June 30, 2006 and 2005, respectively.

Interest expense was $678,000 and $532,000 for the six months ended June 30, 2006 and 2005, respectively.  The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”).  The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. The higher interest expense in 2006 is a direct result of the increase in the LIBOR rate.

Taxes

The provision for federal income taxes was $273,000 and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. These tax amounts equate to effective tax provision rates of 120% and 28% for the six months ended June 30, 2006 and 2005, respectively. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company in 2006 is due to increases in the valuation allowance for deferred tax assets generated by its non-life insurance entities. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

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

Index

At the holding company level, FIC’s principal current ongoing liquidity demands relate to the payment of principal and interest on its indebtedness. As of June 30, 2006, Investors Life held $15.4 million of notes receivable from the Company (the “Affiliated Notes”) with quarterly interest payments at an annual rate of 5%. Although this intercompany indebtedness is eliminated on FIC’s condensed consolidated balance sheets, it creates a debt service requirement at the holding company level.

With the approval of the Texas Department of Insurance, the Affiliated Notes were restructured as of March 9, 2006.  As amended, the loans provide for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. As previously described in Note 9 of the accompanying financial statements, the Company retired the affiliated notes on December 29, 2006, using a portion of the proceeds from the sale of Family Life Insurance Company.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of June 30, 2006 were $526.8 million, compared to $542.2 million at December 31, 2005. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At June 30, 2006, the bulk of the liabilities for contractholder deposit funds on FIC’s condensed consolidated balance sheet, $372.0 million, represented insurance products, as compared to $154.8 million of annuity product liabilities.

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

Index

There can be no assurance that future experience regarding benefits and surrenders will be similar to the historic experience on which such cash-flow testing is based, since withdrawal and surrender levels are influenced by such factors as the interest-rate environment and general economic conditions as well as the claims-paying and financial strength ratings of FIC’s insurance subsidiaries.

Cash and cash equivalents at June 30, 2006 were $13.0 million compared to $63.6 million at December 31, 2005. The $50.6 million decrease in cash and cash equivalents at June 30, 2006 from December 31, 2005 was due primarily to reinvestment of cash into fixed maturity securities, and contractholder fund withdrawals in excess of deposits for universal life insurance and annuity products.

Net cash provided by operating activities was $9.5 million for the six month period ended June 30, 2006, compared to $4.4 million used in operating activities for the same period of 2005. The increase in cash provided by operating activities of $13.9 million from 2005 to 2006 was primarily attributable to decreases in reinsurance and other receivables, as well as increases in policy liabilities and accruals.

Net cash used in investing activities was $42.1 million in the six month period ended June 30, 2006, compared to net cash provided by investing activities of $22.5 million for the same period of 2005. The $64.6 million decrease in cash provided by investing activities was due primarily to proceeds received from the sale of River Place Pointe in 2005, offset by reinvestment of these proceeds into fixed maturity securities available for sale and short-term investments.

Net cash used in financing activities was $18.0 million in the first six months of 2006, compared to $16.4 million used in the first six months of 2005. The increase in cash used in financing activities of $1.6 million is attributable to contractholder fund deposits and withdrawals for annuity and universal life insurance policies.  For the six months ended June 30, 2006 and 2005, contractholder fund withdrawals exceeded deposits by $18.0 million and $16.4 million respectively. The change in net withdrawals in 2006 is due to a decline in deposits in 2006 from 2005 of $942,000 and an increase in withdrawals of $581,000 for the same period.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

During the six months ended June 30, 2006, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) decreased by $10.8 million. The primary changes resulting in the decrease to shareholders’ equity are detailed as follow:

•	Net loss for the six months of $45,000;
•	$10.8 million increase in accumulated other comprehensive loss from change in net unrealized losses on investments in fixed maturity and equity securities available for sale.

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

Over the past several years, the Company has decreased its investment in mortgage-backed securities (including asset-backed securities) significantly. This trend continued into 2006. Expressed as a percentage of its total investment in fixed maturities, these ratios were 24.4% and 21.7% at December 31, 2005 and June 30, 2006 respectively.  Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid.  FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds.  These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

Index

During the first six months of 2006, net unrealized losses on fixed maturities available for sale increased $10.6 million.  The increase in unrealized losses was primarily related to increases in market interest rates.  The Company’s general investment philosophy is to hold fixed maturities for long-term investment.  Accordingly, the Company has the ability and intent to hold securities to maturity or until they recover in value.  The Company does not currently anticipate the need to sell securities in unrealized loss positions for liquidity purposes.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). However, during 2005, the Company increased its equity security holdings by investing $2.0 million in a corporate bond mutual fund as part of a strategy to increase diversification and enhance overall investment performance. As of June 30, 2006, the market value of FIC’s equity securities was $10.9 million, substantially unchanged from December 31, 2005.

FIC’s real estate investment was primarily related to the River Place Pointe office complex (“River Place Pointe”) owned by Investors Life. At March 31, 2005, FIC’s investment totaled $89.8 million in this 600,000 sq. ft., seven-building office complex on 48 acres in Austin, Texas. FIC and its insurance company subsidiaries occupied one of the seven buildings. Three of the other buildings were substantially leased, but three buildings remained vacant as of March 31, 2005. The project was sold in June 2005, in a cash transaction, for $103 million. The Company realized a gain of $10.6 million on the sale, which included both a realized gain of $8.5 million recorded in 2005 and a deferred gain of $2.1 million to be recognized as a reduction of office lease expenses over the period from the sale date through March 31, 2008. The deferred gain represents an amount equal to the estimated excess rent to be paid under the lease agreement through March 31, 2008 over the prevailing rate at the time of sale. The Company’s remaining real estate properties held for sale totaling $130,000 at December 31, 2005, were sold in January, 2006.

Investors Life had $333.3 million of separate account assets as of June 30, 2006 (not including the value of the Company’s own investment in one of the accounts), as compared to $342.9 million at the end of 2005. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $681.2 million at June 30, 2006, compared to $698.2 million at December 31, 2005. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

Deferred federal income taxes at December 31, 2005 reflected a net liability of $687,000.  This deferred tax position changed to a net asset balance of $5.2 million at June 30, 2006.  This significant change in deferred taxes was primarily due to tax benefits associated with unrealized losses on the Company’s fixed maturity securities portfolio, resulting from increases in market interest rates during the first six months of 2006.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 6.3% at June 30, 2006, compared to 7.0% at December 31, 2005. The inclusion of separate account assets (which are not relevant for this purpose) reduced the ratio of shareholders’ equity to total assets by 2.6% and 2.9% at June 30, 2006 and December 31, 2005, respectively. The decline in the 2006 ratio is largely due to increases in unrealized losses on the Company’s fixed maturity securities portfolio due to rising market interest rates. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

Index

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

State regulators also use NAIC IRIS ratios to monitor capital adequacy requirements.  The NAIC ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2006 Investors Life had four ratios which were outside the usual ranges, which were primarily related to changes in investment income and changes in premium, product mix, and reserving. The ratios were outside the usual ranges primarily due to a recapture of ceded reinsurance by Family Life from Investors Life during 2006.  This recapture occurred prior to the sale of Family Life.  For statutory accounting purposes, the recapture affected premium income and change in policy reserves which caused ratios to fall outside the usual ranges.  Excluding the effects of the reinsurance recapture, Investors Life would have had only one ratio outside the usual ranges, which related to investment income.

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $31.3 million at June 30, 2006 and $26.6 million at December 31, 2005. For purposes of the foregoing estimate, fixed maturity securities available for sale and short-term investments were taken into account. The fair value of such assets was $617.5 million at June 30, 2006 and $595.0 million at December 31, 2005.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $133.1 million at June 30, 2006 and $145.5 million at December 31, 2005. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $10.6 million at June 30, 2006 and $10.7 million at December 31, 2005.

Index

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of June 30, 2006.  Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, FIC’s disclosure controls and procedures were ineffective.

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

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of June 30, 2006.  The Company’s major remediation activities for the second quarter of 2006 are described below.

The Company and its external auditors previously identified a material weakness in the monitoring of the Company’s internal control environment.  In the second quarter of 2006, the Company began the process of evaluating the control design and operating effectiveness of all internal controls.  While this action enabled the Company to assess its internal controls, this action alone does not resolve the material weakness described in the Company’s 2005 Form 10-K.  Additional remediation efforts are required in order to have a sustainable monitoring process, including the establishment of a Company Internal Audit function.

In addition to the above remediation actions, during the second quarter of 2006 the Company assumed administrative activities for a small group of approximately 800 annuities. This group of policies was previously administered by an outside party, Symetra Life, as previously described in Note 7 of the accompanying consolidated financial statements. New internal control activities were established during the second quarter of 2006 in order to ensure that activities related to the administration of this group of policies produced reliable financial reporting.

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

Index

ITEM 1A.  RISK FACTORS

As of June 30, 2006, there have been no material changes to risk factors as previously disclosed in the Company’s 2005 Form 10-K.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the second quarter of 2006.

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

FINANCIAL INDUSTRIES CORPORATION
(Registrant)

Date: May 31,2007	By:	/s/ William B. Prouty
William B. Prouty
Chief Executive Officer

Date: May 31, 2007	By:	/s/ Vincent L. Kasch
Vincent L. Kasch
Chief Financial Officer
(Principal Accounting and Financial Officer)