Form 10-Q
period 2006-09-30
FINANCIAL INDUSTRIES CORP
filed 2007-05-31
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐  NO ☒

The number of shares outstanding of Registrant's common stock on March 31, 2007, was 10,210,385.

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

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	September 30, 2006	December 31, 2005 (1)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $624,838and $605,803 at September 30, 2006 and December 31, 2005, respectively)	$607,117	$593,752
Equity securities, at fair value (cost of $8,713 and $8,405 at September 30, 2006 and December 31, 2005, respectively)	11,274	10,907
Policy loans	35,412	37,637
Real estate held for sale	-	130
Short-term investments	16,847	1,204
Total investments	670,650	643,630

Cash and cash equivalents	7,393	63,581
Deferred policy acquisition costs	50,432	50,805
Present value of future profits of acquired business	14,509	15,865
Agency advances and other receivables, net of allowances for doubtful accounts of $3,395 and $3,513 as of September 30, 2006 and December 31, 2005	13,277	8,188
Reinsurance receivables	32,526	38,108
Accrued investment income	7,420	7,165
Due premiums	1,555	2,048
Property and equipment, net	720	1,033
Other assets	2,251	2,088
Separate account assets	341,841	342,911
Total assets	$1,142,574	$1,175,422

(1) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(In thousands) (Unaudited)

	September 30, 2006	December 31, 2005 (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$520,363	$542,181
Future policy benefits	153,877	155,970
Other policy claims and benefits payable	8,312	11,456
Notes payable	15,000	15,000
Deferred federal income taxes	413	687
Other liabilities	22,078	25,146
Separate account liabilities	341,841	342,911
Total liabilities	1,061,884	1,093,351

Commitments and contingencies (See Note 8)

Shareholders’ equity:
Common stock, $.20 par value, 25,000 shares authorized in 2006 and 2005, 12,517 shares issued in 2006 and 2005; 9,870 and 9,849 shares outstanding in 2006 and 2005	2,504	2,504
Additional paid-in capital	70,373	70,377
Accumulated other comprehensive loss	(13,144)	(10,339)
Retained earnings	43,735	42,485
Common treasury stock, at cost, 2,647 and 2,668 shares in 2006 and 2005	(22,778)	(22,956)
Total shareholders’ equity	80,690	82,071
Total liabilities and shareholders’ equity	$1,142,574	$1,175,422

(1) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Premiums, net	$6,152	$5,925
Earned insurance charges	9,617	9,919
Net investment income	8,636	8,108
Real estate income	-	16
Net realized investment gains (losses)	1	(703)
Other	1,234	636
Total revenues	25,640	23,901

Benefits and expenses:
Policyholder benefits and expenses	8,056	11,923
Interest expense on contractholders deposit funds	5,090	5,434
Amortization of deferred policy acquisition costs	2,329	2,078
Amortization of present value of future profits of acquired business	544	715
Operating expenses	7,376	7,228
Interest expense	364	297
Total benefits and expenses	23,759	27,675

Income (loss) before federal income taxes	1,881	(3,774)
Provision (benefit) for federal income taxes	586	(1,252)

Net income (loss)	$1,295	$(2,522)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Three Months Ended September 30,
	2006	2005
Net Income (Loss) Per Share:

Basic:
Weighted average common shares outstanding	9,856	9,823
Basic income (loss) per share	$0.13	$(0.26)
Diluted:
Weighted average common shares and common share equivalents	9,856	9,823
Diluted income (loss) per share	$0.13	$(0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Premiums, net	$17,508	$17,906
Earned insurance charges	29,061	30,253
Net investment income	25,872	22,856
Real estate income	-	563
Net realized investment gains	502	8,567
Other	3,308	1,882
Total revenues	76,251	82,027

Benefits and expenses:
Policyholder benefits and expenses	28,743	31,859
Interest expense on contractholders deposit funds	15,396	16,581
Amortization of deferred policy acquisition costs	6,453	7,745
Amortization of present value of future profits of acquired business	1,717	2,038
Operating expenses	20,791	21,815
Interest expense	1,042	829
Total benefits and expenses	74,142	80,867

Income before federal income taxes	2,109	1,160
Provision for federal income taxes	859	143

Net income	$1,250	$1,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net Income Per Share:

Basic:
Weighted average common shares outstanding	9,856	9,813
Net income per share	$0.13	$0.10
Diluted:
Weighted average common shares and common share equivalents	9,856	9,813
Net income per share	$0.13	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,250	$1,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred policy acquisition costs	6,453	7,745
Amortization of present value of future profits of acquired business	1,717	2,038
Net realized gains on investments	(502)	(9,606)
Depreciation	341	1,763
Increase in accrued investment income	(255)	(1,158)
Decrease (increase) in agent advances and other receivables	493	1,520
Decrease (increase) in due premiums	493	(114)
Increase in deferred policy acquisition costs	(5,082)	(5,802)
Decrease (increase) in other assets	(163)	37
Increase (decrease) in policy liabilities and accruals	(7,396)	779
Decrease in other liabilities	(3,068)	(3,567)
Increase in deferred federal income taxes	1,172	1,258
Net activity from trading securities	-	(759)
Other, net	22	(1,218)
Net cash used in operating activities	(4,525)	(6,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(59,840)	(151,494)
Real estate capital expenditures	-	(544)
Proceeds from sales and maturities of fixed maturities	40,641	59,880
Proceeds from sales of invested real estate	646	101,067
Net (increase) decrease in short-term investments	(15,643)	58,312
Net decrease in policy loans	2,225	1,648
Purchase of property and equipment	(33)	(307)
Net cash provided by (used in) investing activities	(32,004)	68,562

(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractholder fund deposits	$24,273	$25,376
Contractholder fund withdrawals	(43,932)	(52,962)
Net cash used in financing activities	(19,659)	(27,586)

Net increase (decrease) in cash	(56,188)	34,909

Cash and cash equivalents, beginning of year	63,581	52,044

Cash and cash equivalents, end of period	$7,393	$86,953

Supplemental Cash Flow Disclosures:
Income taxes refunded	$4,341	$-

Interest paid	$1,026	$805

Treasury stock distributions	$174	$316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2006, its consolidated results of operations for the three months and nine months ended September 30, 2006 and 2005, and its consolidated cash flows for the nine months ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC (“2005 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

The condensed consolidated financial statements include the accounts of Financial Industries Corporation (“FIC”) and its wholly owned subsidiaries. Intercompany items and transactions have been eliminated.

2.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2005 to September 30, 2006 (in thousands):

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Other	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2005	$1,651	$(5,914)	$(6,076)	$(10,339)
Current Period Change	40	(2,845)	-	(2,805)
Balance at September 30, 2006	$1,691	$(8,759)	$(6,076)	$(13,144)

The comprehensive income (loss) for the three and nine months ending September 30, 2006 and 2005 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss)	$1,295	$(2,522)	$1,250	$1,017
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holdings gains (losses) arising during the period	7,995	(4,332)	(2,796)	(2,401)
Reclassification adjustments for gains (losses) included in net loss	1	(683)	(9)	(311)
Total other comprehensive income (loss)	7,996	(5,015)	(2,805)	(2,712)

Comprehensive income (loss)	$9,291	$(7,537)	$(1,555)	$(1,695)

Index

3.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands except per share data)

BASIC:
Net income (loss)	$1,295	$(2,522)	$1,250	$1,017
Weighted average common shares outstanding	9,856	9,823	9,856	9,813
Basic income (loss) per share	$0.13	$(0.26)	$0.13	$0.10
DILUTED:
Net income (loss)	$1,295	$(2,522)	$1,250	$1,017
Weighted average common shares outstanding	9,856	9,823	9,856	9,813
Diluted income (loss) per share	$0.13	$(0.26)	$0.13	$0.10

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

5.	Retirement Plans

A. Family Life

Family Life Insurance Company (“Family Life”) has a non-contributory defined benefit pension plan (“Family Life Pension Plan”), which covers employees who have completed one year or more of service. Under the Family Life Pension Plan, benefits are payable upon retirement based on earnings and years of credited service.

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

Index

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

A settlement occurred on September 30, 2006 due to the settlement of several former employees’ plan obligations through the payment of lump sums.  A settlement occurs whenever the lump sums paid during the year exceed the sum of the plans Service Cost and Interest Cost components of expense for that year.  The settlement resulted in the recognition of a $295,736 charge to expense for 2006.

The pension costs for the Family Life Pension Plan include the following components at September 30, 2006 and 2005:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005

Service cost for benefits earned during the year	$-	$-	$-	$-
Interest cost on projected benefit obligation	109,482	116,054	328,446	348,162
Expected return on plan assets	(101,994)	(101,268)	(305,982)	(303,805)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized losses	23,460	26,225	70,380	78,677
Recognition of net loss due to settlement	295,736	-	295,736	-

Net periodic benefit cost	$326,684	$41,011	$388,580	$123,034

B. ILCO

InterContinental Life Corporation (“ILCO”) maintains a retirement plan (“ILCO Pension Plan”) covering substantially all employees of the Company and its subsidiaries.  The ILCO Pension Plan is a non-contributory, defined benefit pension plan, which covers each eligible employee who has attained 21 years of age and has completed one year or more of service. Each participating subsidiary company contributes an amount necessary (as actuarially determined) to fund the benefits provided for its participating employees.

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

Index

The pension costs for the ILCO Pension Plan include the following components at September 30, 2006 and 2005:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005

Service cost for benefits earned during the year	$3,672	$11,448	$11,016	$34,344
Interest cost on projected benefit obligation	262,037	261,812	786,111	785,436
Expected return on plan assets	(350,036)	(344,766)	(1,050,108)	(1,034,298)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized losses	46,022	33,920	138,066	101,760
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit cost	$(38,305)	$(37,586)	$(114,915)	$(112,758)

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

The Company’s insurance subsidiary, Investors Life Insurance Company of North America (“Investors Life”) had $341.8 million of separate account assets as of September 30, 2006 (not including the value of the Company’s own investment in one of the accounts), as compared to $342.9 million at the end of 2005. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

In conjunction with the sale, Investors Life also entered into a coinsurance arrangement with Manhattan Life related to sales of certain future insurance products historically marketed by Family Life, such as traditional mortgage protection term life insurance.

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

Index

Amendment of Subordinated Loans

FIC and FLC have subordinated notes payable to Investors Life with an unpaid balance of $15.4 million at September 30, 2006 and December 31, 2005.  With the approval of the Texas Department of Insurance, the loans were restructured as of March 9, 2006.  As amended, the loans provided for a one year moratorium on principal payments for the period from March 12, 2006, to December 12, 2006, with principal payments to resume on March 12, 2007, with ten equal quarterly principal payments until the maturity date of June 12, 2009. These notes have been eliminated in the consolidated financial statements.  The Company retired these subordinated notes payable on December 29, 2006 using a portion of the proceeds from the sale of Family Life Insurance Company.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of September 30, 2006, compared with December 31, 2005, and its results of operations for the three and nine-month periods ended September 30, 2006, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2005, to which the reader is directed for additional information.

Results of Operations – Three Months Ended September 30, 2006 and 2005

For the three month period ended September 30, 2006, the Company reported net income of $1.3 million (basic and diluted income $0.13 per common share) on revenues of $25.6 million compared to a net loss of $2.5 million (basic and diluted loss of $0.26 per common share) on revenues of $23.9 million for the three month period ended September 30, 2005. The three months ended September 30, 2006 and 2005 include the impact of certain trends and changes in the business of the Company which are dominant in the results of the nine months ended September 30, 2006 and 2005. These items are described in the nine-month results of operations below.  Of these results, certain significant items of change between the three months ended September 30, 2006 and 2005 which contribute to an improvement in net income of $3.8 million between periods are as follows:

•	Increase in net investment income of $528,000 primarily due to increased holdings in fixed maturities and higher interest rates;
•
Increase in other revenues of $598,000, primarily due to additional fee income resulting from the termination of a coinsurance agreement by an insurance subsidiary of the Company effective June 1, 2006. Under the agreement, the Company had ceded 90% of the risk associated with certain investment annuity policies classified as separate accounts business;

•	Decline in realized losses of $704,000 primarily due to a $1 million impairment recorded for an investment in a fixed maturity security in 2005;
•	Decrease in policyholder benefits and expenses of $3.9 million primarily resulting from the decline in the amount of death claims;
•	Increase in provision for federal income taxes of $1.8 million.

Results of Operations – Nine Months Ended September 30, 2006 and 2005

For the nine-month period ended September 30, 2006, FIC’s net income was $1.3 million (basic and diluted income of $0.13 per common share) on revenues of $76.2 million as compared to net income of $1.0 million (basic and diluted earnings of $0.10 per common share) on revenues of $82.0 million in the first nine months of 2005.

In 2006, FIC’s net income was affected by the following items:

•	Reduction in earned insurance charges of $1.2 million primarily due to the decline in the cost of insurance charges consistent with the trend of run-off of business;
•
Increase in net investment income of $3.0 million, primarily due to the effects of higher market interest rates and increased levels of fixed maturity securities investments during the nine months of 2006 compared to the first nine months of 2005;

•	Reduction in net realized investment gains of $8.1 million, primarily due to the sale of River Place Pointe office complex in 2005;
•
Increase in other revenues of $1.4 million, principally due to interest received on a federal income tax refund totaling approximately $0.6 million and additional fee income totaling approximately $0.5 million resulting from the recapture of the coinsurance agreement discussed previously;

•	Decline in policyholder benefits and expenses of $3.1 million, primarily resulting from a decrease in the amount of death benefits;
•	Decrease in interest on contractholders deposit funds of $1.2 million due primarily to lower funds on deposit;
•	Decline in operating expenses of $1.0 million;
•	Increase in provision for federal income tax of $716,000.

The above described items need to be taken into consideration in drawing comparisons between the operating results for the nine months ended September 30, 2006 and 2005.

Index

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first nine months of 2006, net of reinsurance ceded, was $17.5 million, as compared to $17.9 million in the first nine months of 2005. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiaries for both first year and renewal premiums.

In accordance with GAAP, deposits received by FIC in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in FIC’s financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue. For the nine months ended September 30, 2006 and 2005, annuity deposits and UL premiums totaled $24.3 million and $25.4 million, respectively.

The decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products due primarily to the current interest-rate environment and certain design features of FIC’s current annuity products. Most of the Company’s marketing efforts are now focused on the sale of traditional life insurance products, such as mortgage protection term insurance and final expense whole life insurance. Liabilities for contractholder deposit funds have declined from $546.9 million at September 30, 2005 to $520.4 million at September 30, 2006.

Earned insurance charges totaled $29.1 million for the first nine months of 2006, as compared to charges of $30.3 million in the same period of 2005. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges. The decline in earned insurance charges from 2005 to 2006 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the first nine months of 2006 was $25.9 million as compared to $22.9 million in the same period of 2005. The increase in net investment income from 2005 to 2006 was primarily attributable to 1) an increase in the income received from the Company’s interest-bearing investments, resulting from increasing interest rates during 2006 and 2) an increase in total investments in fixed maturities, equity securities, and short-term investments compared to the first nine months of 2005, primarily due to reinvestment of real estate sales proceeds into such securities.  The Company’s average yield on investments and cash equivalents, excluding real estate, increased approximately 33 basis points over the comparable prior period.  The Company’s average holdings of investments and cash equivalents, excluding real estate, increased approximately $28 million over the comparable prior period.

Real estate income was primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Real estate income (revenues from leases less associated operating expenses and depreciation) was $0 and $563,000 for the nine-month period ended September 30, 2006 and 2005, respectively.  In June 2005, the Company sold the River Place Pointe property. Also, as of December 31, 2005, the Company owned three remaining real estate properties held for sale with a total carrying value of $130,000.  All three properties were sold in January 2006.  Accordingly, the Company no longer has real estate income in 2006.

Net realized investment gains were $502,000 in the first nine months of 2006, as compared to $8.6 million in the first nine months of 2005. The realized gains for 2006 were primarily from the sale of the Company’s remaining real estate properties classified as held for sale, as previously described. The realized gains for 2005 were primarily from the sales of fixed maturity securities and the Company’s River Place Pointe office complex. As described in Note 4 to the accompanying financial statements, the Company recognized a realized gain of $8.5 million in the quarter ended June 30, 2005 from the sale of the River Place Pointe office complex.

Other income was $3.3 million in the first nine months of 2006, as compared to $1.9 million for the same period of 2005. The significant increase in 2006 is primarily due to $573,000 of interest income received on Federal income tax refunds related to prior year amended tax returns, and increases in fee income resulting from the recapture of previously reinsured investment annuity separate account business as described in Note 7.

Index

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $28.7 million in the first nine months of 2006, as compared to $31.9 million in the first nine months of 2005. The decline in policyholder benefits and expenses in 2006 was primarily attributable to lower death claims.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $15.4 million in the first nine months of 2006, as compared to $16.6 million in the same period of the year 2005. As discussed previously, the decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and consequently the decrease in interest expense in 2006 is primarily attributable to this overall reduction in the level of contractholder deposit funds.

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

Amortization of deferred policy acquisition costs (DAC) for the first nine months of 2006 was $6.5 million, as compared to $7.7 million in the same period in 2005. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization, which was experienced in the second quarter of 2006. Lower policy lapses and surrenders for certain blocks of traditional life business resulted in the reduced amortization.

Present value of future profits of acquired business (PVFP) is amortized in a similar manner as DAC, as previously described, for acquired traditional and interest sensitive business. Amortization of PVFP totaled $1.7 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first nine months of 2006 were $20.8 million, as compared to $21.8 million in the first nine months of 2005. The Company has implemented many cost reduction measures in 2004 and 2005, as well as 2006, and this continues to be a critical focus for the Company.  However, audit, actuarial, accounting and other consulting, and legal expenses continue to represent a significant component of operating expenses as the Company completes its delinquent SEC filings with a target of becoming current on all filings at the end of the second quarter of 2007.  These fees totaled approximately $7.3 million and $5.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Interest expense was $1.0 million and $829,000 for the nine months ended September 30, 2006 and 2005, respectively. The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”).  The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. The higher interest expense in 2006 is a direct result of the increase in the LIBOR rate.

Taxes

The provision for federal income taxes on loss from operations, before cumulative effect of change in accounting principles, reflects tax provisions totaling $859,000 and $143,000 for the nine months ended September 30, 2006 and 2005, respectively. These tax amounts equate to effective tax provision rates of 40.7% and 12.3% for the nine months ended September 30, 2006 and 2005, respectively. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company is due to increases in the valuation allowance for deferred tax assets. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of September 30, 2006 were $520.4 million, compared to $542.2 million at December 31, 2005. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At September 30, 2006, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $367.5 million, represented insurance products, as compared to $152.9 million of annuity product liabilities.

Index

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

Cash and cash equivalents at September 30, 2006 were $7.4 million compared to $63.6 million at December 31, 2005. The $56.2 million decrease in cash and cash equivalents at September 30, 2006 from December 31, 2005 was due primarily to reinvestment of cash into fixed maturity securities and short-term investments. This was partially offset by the net payout of contractholder deposits and use of cash by operations.

Net cash used in operating activities was $4.5 million for the nine month period ended September 30, 2006, compared to $6.1 million for the same period of 2005. The decrease in cash used by operating activities of $1.5 million from 2005 to 2006 was primarily attributable to the change in net realized gains in investments as a result of the sale of the River Place Pointe office complex, agent advances and other receivables, policy liabilities and accruals and deferred income taxes.

Net cash used in investing activities was $32 million in the nine month period ended September 30, 2006, compared to $68.6 million provided by investing activities for the same period of 2005. The cash provided by investing activities in 2005 was due primarily to proceeds received from the sale of the River Place Pointe office complex in 2005. Most of this cash was then reinvested in fixed maturities and short-term investments in 2006.

Net cash used in financing activities was $19.7 million in the first nine months of 2006, compared to cash used in financing activities of $27.6 million in the first nine months of 2005. The most significant components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies.  For the nine months ended September 30, 2006 and 2005, contractholder fund withdrawals exceeded deposits by $19.7 million and $27.6 million respectively. The change in net withdrawals in 2006 is due to a decline in deposits in 2006 from 2005 of $1.1 million and a decrease in withdrawals of $9.0 million for the same period.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

During the nine months ended September 30, 2006, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) declined by $1.4 million. The primary changes resulting in the net decrease to shareholders’ equity are detailed as follow:

•	Net income for the nine months of $1.3 million;
•	$2.8 million increase in accumulated other comprehensive loss from the change in net unrealized losses on investments in fixed maturity securities available for sale.

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

Index

Over the past several years, the Company has decreased its investment in mortgage-backed securities (including asset-backed securities) significantly. This trend continued into 2006. Expressed as a percentage of its total investment in fixed maturities, these ratios were 24.4% and 22.1% at December 31, 2005 and September 30, 2006 respectively.  Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

During the first nine months of 2006, net unrealized losses on fixed maturities available for sale increased $2.8 million.  The increase in unrealized losses was primarily related to increases in market interest rates.  The Company’s general investment philosophy is to hold fixed maturities for long-term investment.  Accordingly, the Company has the ability and intent to hold securities to maturity or until they recover in value.  The Company does not currently anticipate the need to sell securities in unrealized loss positions for liquidity purposes.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). However, during 2005, the Company increased its equity securities holdings by investing $2.0 million in a corporate bond mutual fund as part of a strategy to increase diversification and enhance overall investment performance. As of September 30, 2006, the market value of FIC’s equity securities was $11.3 million, compared to $10.9 million at December 31, 2005.

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

Agency advances and other receivables totaled $13.3 million and $8.2 million at September 30, 2006 and December 31, 2005, respectively. The $5.1 million increase was primarily due to a receivable related to a securities transaction, where a security matured at quarter end but the cash was not received until after September 30, 2006, thereby resulting in the receivable balance. This increase was partially offset by a reduction in current federal income taxes receivable.

Investors Life had $341.8 million of separate account assets as of September 30, 2006 (not including the value of the Company’s own investment in one of the accounts), as compared to $342.9 million at the end of 2005. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

Index

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $674.2 million at September 30, 2006, compared to $698.2 million at December 31, 2005. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

Deferred federal income taxes at December 31, 2005 reflected a net liability of $687,000.  This deferred tax position changed to a net liability of $413,000 at September 30, 2006.  This significant change in deferred taxes was primarily due to tax benefits associated with unrealized losses on the Company’s fixed maturity securities portfolio, resulting from increases in market interest rates during the first nine months of 2006.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 7% at September 30, 2006 and December 31, 2005. If separate account assets were not included (which management believes is appropriate) this ratio would have been higher by 3% and 2.9% at September 30, 2006 and December 31, 2005, respectively. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

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

Index

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $31.1 million at September 30, 2006 and $26.6 million at December 31, 2005. For purposes of the foregoing estimate, fixed maturity securities available for sale and short-term investments were taken into account. The fair value of such assets was $624.0 million at September 30, 2006 and $595.0 million at December 31, 2005.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $134.4 million at September 30, 2006 and $145.5 million at December 31, 2005. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $10.4 million at September 30, 2006 and $10.7 million at December 31, 2005.

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company’s disclosure controls and procedures as of September 30, 2006.  Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, FIC’s disclosure controls and procedures were ineffective.

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

Following its identification of the above-described internal control weaknesses, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of September 30, 2006. The Company’s major remediation activities for the third quarter of 2006 are described below.

During the third quarter of 2006, the Company continued to improve reinsurance processing by installing new software to automatically generate reinsurance transactions when reinsurance related policy changes were made on the Company’s second largest policy administration system.  Although improvements have been made in the reinsurance internal controls, additional remediation efforts are required in order to completely eliminate the reinsurance material weakness described in the Company’s 2005 Form 10-K.

Index

In addition to the above remediation actions, during the third quarter of 2006 the Company moved its internal stock transfer processing to an outside service provider.  New internal control activities were established during the third quarter of 2006 in order to ensure that activities related to the administration by this group produced reliable financial reporting.

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

ITEM 1A.  RISK FACTORS

As of September 30, 2006, there have been no material changes to risk factors as previously disclosed in the Company’s 2005 Form 10-K.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2006.

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