Form 10-K
period 2006-12-31
FINANCIAL INDUSTRIES CORP
filed 2007-05-31
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $.20 par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2006, based on the closing sales price on the National Quotation Bureau’s Pink Sheet Quotation Service ($8.75), was $82,650,264.

The number of shares outstanding of Registrant’s common stock on March 31, 2007, was 10,210,385.

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-K, the statements, analyses, and other information contained herein, including but not limited to, statements found in Item 1 - Description of the Business, Item 3 - Legal Proceedings, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, relating to trends in our operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of Financial Industries Corporation (“FIC,” “the Company,” or the “Registrant”) to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) competition in the sale of insurance products; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiary by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of accumulation-type products; (10) the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 1 - Description of the Business, Item 3 - Legal Proceedings, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement, except as required by federal securities laws.

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K.

General Development of the Business

Financial Industries Corporation (“FIC,” the “Company,” or the “Registrant”) is a holding company engaged primarily in the life insurance business through its ownership of Investors Life Insurance Company of North America (“Investors Life”). FIC and its insurance subsidiary have substantially identical management; officers allocate their time among FIC and its subsidiary in accordance with the needs of the Company’s business. FIC’s executive offices are located at 6500 River Place Boulevard, Building I, Austin, Texas 78730.

During 2006, FIC engaged in the life insurance business through Investors Life and another insurance subsidiary, Family Life Insurance Company (“Family Life”). As part of a strategic initiative to enhance shareholder value begun in June 2006, FIC sold Family Life to The Manhattan Life Insurance Company (“Manhattan Life”) at the end of 2006 (see “Recent Developments—Sale of Family Life Insurance Company”).

Throughout 2006 and the beginning of 2007, FIC has continued efforts to become current in its public filings with the SEC. The Company filed its 2004 Form 10-K and Forms 10-Q on October 30, 2006 and filed its 2005 Form 10-K and Forms 10-Q on January 12, 2007. With the filing of this Annual Report on Form 10-K, FIC has become current in its Annual Report filings on Form 10-K, and with the anticipated filing of the 2007 first quarter Form 10-Q by June 30, 2007, FIC expects to become current in its public filings under the Securities Exchange Act of 1934.

Recent Developments

Exploration of Strategic Alternatives

In the Company’s Form 8-K filed on June 9, 2006, the Board announced that it has retained Keefe, Bruyette & Woods, Inc. as its financial advisor to explore strategic alternatives of the Company to enhance shareholder value, including, but not limited to, the potential sale of the Company or its insurance subsidiaries. As part of this strategic initiative, the Company completed the sale of its wholly owned subsidiary, Family Life, on December 29, 2006 (see “Sale of Family Life Insurance Company”) and continues to explore further strategic alternatives. There can be no assurance that a transaction will result and the Company does not currently intend to disclose developments regarding its exploration unless and until the Board has approved a specific transaction.

Sale of Family Life Insurance Company

As part of the strategic initiative described above, FIC entered into a definitive agreement on December 8, 2006 for the sale of its wholly owned subsidiary, Family Life, to Manhattan Life for $28.0 million in cash. A copy of the sale agreement with Manhattan Life was filed as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005. The sale of Family Life was completed on December 29, 2006.

Proceeds from the sale were used to improve FIC’s capital structure by retiring approximately $15.4 million of intercompany debt and for general corporate purposes. In addition, FIC agreed to retain the liabilities associated with Family Life’s defined benefit pension plan totaling $3.3 million, in exchange for which it received a corresponding transfer of assets from Family Life. FIC also purchased 324,320 shares of the FIC common stock owned by Family Life at a price of $6.80 per share.

Furthermore, in connection with the sale of Family Life, FIC agreed to a reinsurance arrangement that allows Manhattan Life to participate in certain of the new business written by Investors Life. This coinsurance arrangement was precipitated by the decision to move new business production from Family Life to Investors Life as of July 1, 2006. Accordingly, concurrently with the closing of the sale transaction, Investors Life entered into a coinsurance agreement pursuant to which Investors Life will cede to Family Life (now a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of all mortgage protection term policies written in the new division during the five-year period beginning April 1, 2007 and ending March 31, 2012. Such business will be administered by Investors Life, and Investors Life will receive allowances for its expenses on the portion of the business that is ceded. The coinsurance agreement does not cover products written by other portions of the FIC distribution force. A copy of the coinsurance agreement was filed as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005.

Manhattan Life filed suit against the Company on April 17, 2007, claiming that the Company has breached the non-compete provision contained in the sale agreement (see “Item 3 - Legal Proceedings).

Appointment of Chief Executive Officer; Retention of Consulting Firm

On February 1, 2007, FIC engaged William Prouty to serve as the Chief Executive Officer of FIC. Michael P. Hydanus, who had acted as the Interim President and Chief Executive Officer since November 5, 2005, assumed the responsibilities of Executive Vice President and Chief Operations Officer upon Mr. Prouty’s appointment. The terms of Mr. Prouty’s engagement are described in Item 10-Executive Officers of the Registrant. In addition, concurrently with the appointment of Mr. Prouty, the Company engaged DLB Capital Fund FNIN, LLC (“DLB”) to provide consulting services to the Company (see Item 13 - Certain Relationships and Related Transactions). Mr. Prouty is a partner in DLB.

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

Shortly after the meeting, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned. The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order requiring FIC to hold an annual shareholders meeting for the election of directors on January 16, 2007, but stating that if a quorum was not present on that date, FIC would not be required to hold another annual meeting of shareholders at any time before July 17, 2007. FIC made arrangements for, and was prepared to hold, an annual meeting on such date, but it was again unable to hold a meeting because a quorum was not present.

Description of the Business

The Company markets and sells life insurance products through agents of its insurance subsidiary, Investors Life. Until December 29, 2006, the Company also marketed and sold life insurance products through another insurance subsidiary, Family Life, which was sold at the end of 2006 (see Recent Developments—Sale of Family Life Insurance Company).

During 2006, Investors Life was engaged primarily in administering its existing portfolio of individual life insurance and annuity policies. Investors Life is licensed to sell individual life insurance and annuity products in 49 states (not licensed in New York), the District of Columbia, and the U.S. Virgin Islands as of December 31, 2006. These products were marketed through independent, non-exclusive general agents. In 2006, Investors Life derived premium income from all states in which it was licensed, with the largest amounts, 12%, 8%, 8%, and 7%, derived from Pennsylvania, California, New Jersey, and Ohio, respectively.

Investors Life has a series of level-term life products aimed at the mortgage-protection market that feature competitive rates and a guaranteed return of premium option. In 2005, Investors Life introduced a new whole life product (the “Final Expense Product”) designed to compete in the 50 to 85 year-old population market. This product is a simplified issue product which has allowed Investors Life to improve its agent and customer support. The Final Expense Product has allowed Investors Life to enter into the new niche market of the 50 to 85 year-old population.

In addition, products currently underwritten by Investors Life include a universal life insurance plan that the Company believes ranks favorably to similar products offered by its competitors with regard to guaranteed and current assumption cash values. Universal life insurance provides death benefit protection with flexible premium and coverage features, and the crediting of interest on cash values, at company-declared current interest rates. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the dates of payments and frequency of payments.

Direct statutory premiums received from all types of life insurance policies sold by Investors Life were $33.0 million in 2006, as compared to $33.2 million in 2005 and $35.4 million in 2004. First-year premiums received were $1.5 million in 2006, as compared to $178,000 in 2005 and $251,000 in 2004. Direct deposits from the sale (first-year and single premiums) of fixed annuity products were $1,500 in 2006, compared to $20,000 in 2005 and $5.2 million in 2004. Effective April 1, 2004, the distribution of fixed annuity products was temporarily discontinued. The Company may resume the marketing of fixed annuity products in the future, depending upon market conditions and the development of new products that are more competitive; however, no definite date has been set for resumption of such sales.

Investors Life also sponsors a variable annuity separate account, through which it has offered single premium and flexible premium contracts. The contracts provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the “Putnam Fund”), a series fund which is managed by Putnam Investment Management, Inc. At December 31, 2006 and 2005, the assets held in the separate account totaled $25.9 million and $25.6 million, respectively. During 2006 and 2005, the premium received in connection with these variable annuity policies was $40,000 and $38,000, respectively, which was received from existing contract owners. Investors Life no longer actively markets these products.

The separate account business of Investors Life also includes approximately $325.1 million and $316.1 million of deposits under investment, or “wraparound”, annuity policies at December 31, 2006 and 2005, respectively. These policies were written during the 1970s, prior to FIC’s purchase of Investors Life. Investors Life (which was known as First Investment Annuity Company at that time) discontinued the sale of this type of policy following the issuance of a ruling by the IRS in 1977 that revoked prior rulings pertaining to the tax deferral of the inside build-up under the policies. However, the tax deferred treatment of policies issued prior to the 1977 ruling was grandfathered. Following the ruling, Investors Life reinsured 90% of the risk under this business with an independent life insurer, which also assumed responsibility for the administration of the policies. In June 2006, Investors Life recaptured the business, pursuant to the terms of the reinsurance agreement, and assumed responsibility for the administration of this block of business. This recaptured business increased other revenues in 2006 by approximately $1.3 million as compared with 2005. However, since the level of deposits under the policies has been declining over time, as annuitants die and policies are surrendered, the Company is not able to estimate the amount of fees that it will receive from this business in future years.

Investors Life also maintains a closed variable annuity separate account, with approximately $9.8 million and $10.1 million of assets at December 31, 2006 and 2005, respectively. The separate account was closed to new purchases in 1981 as a result of an IRS ruling that adversely affected the status of variable annuity separate accounts that invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

Through its affiliate, ILG Sales Corporation, Investors Life operates a distribution system for the products of third-party life insurance companies. The marketing arrangement makes available, to appointed agents of Investors Life, types of life insurance and annuity products not currently being offered by Investors Life. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company’s appointed agents receive commissions on the sales of these products and the Company’s marketing subsidiary, ILG Sales Corporation, receives an override commission. During 2006, 2005 and 2004, ILG Sales Corporation received override revenues of $141,000, $244,000 and $569,000, respectively, through this distribution system.

As the Company phases out the sale of third-party products, it is building a distribution of general agents to sell products underwritten by Investors Life. At December 31, 2006 and 2005, there were 981 and 534 agents, respectively, appointed to sell products underwritten by Investors Life. At December 31, 2006, 345 of these agents were contracted directly by the Company and managed under a personal producing general agents (“PPGA”) program, 135 were affiliated with the Company’s new division (as previously described) and 501 were contracted through an independent marketing organization. At December 31, 2005, 339 were contracted directly by the Company and 195 were contracted through an independent marketing organization. The new division began selling on July 1, 2006 and initially was comprised of agents that were moved from Family Life. See also “Agency Operations”.

Financial Information About Segments

The principal operations of the Company’s insurance subsidiary are the underwriting of life insurance products. Accordingly, no separate segment information is required to be provided by the Company for the three-year period ended December 31, 2006.

Agency Operations

Through 2004, Investors Life contracted with independent, non-exclusive agents, general agents and brokers nationwide to sell its products. Such agents and brokers also sold insurance products for companies in competition with Investors Life. To attract agents and enhance the sale of its products, Investors Life has sought to pay competitive commission rates and provide other sales inducements.

Investors Life has reorganized its distribution system to enhance its ability to distribute its life insurance products. In connection with this reorganization, Investors Life has eliminated several layers of salaried sales managers and substituted a system of PPGAs managed directly from the home office. The Company believes that this PPGA system better suits the current sales level and enables Investors Life to provide an attractive level of commissions to agents. At December 31, 2006 and 2005 the Company had 345 and 339 of these agents, respectively.

In 2005, Investors Life entered into a relationship with Ultra, Inc. (“Ultra”), an independent marketing organization (“IMO”) based in Kentucky, to distribute Investors Life’s new Final Expense Product. At December 31, 2006 and 2005, Ultra had 501 and 195 agents, respectively, selling the Final Expense Product. Investors Life is looking into marketing this product through its own independent agents as well as other IMOs.

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

As an ongoing part of the reorganization of our distribution systems, beginning July 1, 2006, Investors Life transitioned the exclusive agents of Family Life to a new division of Investors Life. The new division focuses on both the mortgage protection and final expense markets using supplemental leads provided through third-party vendors. The creation of this division also affords these agents an expanded, more competitive portfolio of products and enhanced sales methods designed to improve the overall marketability of the Company products to the mortgage protection and final expense markets. At December 31, 2006, the Company had 135 of these exclusive agents.

Investment of Assets

The Company has retained Conning Asset Management Company (“Conning”) as the investment manager for the Company’s investment assets. Conning manages the portfolio investment and investment accounting for the Company, reporting directly to the Investment Committee of the Board of Directors and to the Company’s CEO. The Board’s Investment Committee is responsible for the Company’s Investment Policy which provides general portfolio and investment criteria under which Conning makes specific investment decisions. Conning also provides assistance to the Company with its asset/liability management and analysis.

The assets held by Investors Life must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of Investors Life, the Company emphasizes obtaining targeted profit margins, while minimizing the exposure to changing interest rates. In making such portfolio selections, the Company generally does not select new investments that are commonly referred to as “high yield” or “below-investment grade.” However, as described below, beginning in late 2005, the Company has allocated small portions of its investments to such securities.

The general investment objective of the Company emphasizes the selection of short-to-medium term, high-quality, fixed-income securities, rated Baa-3 (investment grade) or better by Moody’s Investors Service, Inc. In October 2005, the Board authorized Conning to invest up to $20 million for Investors Life in investments that are rated below investment grade. This change in policy provides flexibility to Investors Life to enhance overall portfolio performance under various market conditions or event-driven opportunities.

At December 31, 2006, invested assets (including cash and cash equivalents) totaled $624 million. Of FIC’s invested assets, 83% were in fixed maturity securities available for sale at December 31, 2006. At December 31, 2006, this fixed maturity portfolio includes 17% in government securities, 61% in corporate obligations, and 22% in mortgage-backed and asset-backed securities.

The Company also maintains a portion of its investment assets in each of the following categories: short-term investments, equity securities, and policy loans.

For a further discussion of FIC’s invested assets, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition -Assets.”

Operations and Data Processing

Operations. During 2004, the Company completed the process of consolidating all of its insurance operations to its home office in Austin, Texas. In addition, the Company has reduced its staffing from its highpoint of 318 in June 2003 to 98 as of December 31, 2006, thereby substantially reducing operating costs. During December of 2006, and as part of the strategic initiative resulting in the sale of Family Life, 33 positions were eliminated resulting in wages in lieu of notice expenses of approximately $281,000. Through ongoing improvements in systems and in operating procedures and efficiencies, the Company is seeking to make additional improvements in its operating costs per policy.

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

Reinsurance and Reserves

Investors Life limits the maximum net losses it may incur from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained by Investors Life with the excess being ceded to a reinsurer at a premium set forth in a schedule based on the age and risk classification of the insured. The reinsurance treaties include allowances that help Investors Life offset the expense of writing new business. Although reinsurance does not eliminate the exposure of Investors Life to losses from risks insured, the net liability of such subsidiary will be limited to the portion of the risk retained, provided that the reinsurers meet their contractual obligations. If the cost of reinsurance were to increase, if reinsurance were to become unavailable, or if a reinsurer should fail to meet is obligations, the Company could be adversely affected.

Investors Life generally retains the first $100,000 to $250,000 of risk on the life of any individual on its in-force block of life policies; it has initiated a recapture program to increase this limit to $250,000 on most of these policies when available under the terms of the applicable reinsurance treaty.

Investors Life maintains reinsurance treaties under which it reinsures all of the mortality risks under accidental death benefit policies.

In December 1997, Investors Life entered into a reinsurance treaty under which most of the contractual obligations and risks under accident and health and disability income policies were assumed by a third-party reinsurer.

In 1995, FIC’s former insurance subsidiary, Family Life (as the ceding company), entered into a reinsurance agreement with Investors Life (as the reinsuring company) pertaining to universal life insurance written by Family Life. The reinsurance agreement was on a co-insurance basis and applied to all covered business with effective dates on and after January 1, 1995. In 1996, Family Life (as the ceding company) entered into a reinsurance agreement with Investors Life (as the reinsuring company), pertaining to annuity contracts written by Family Life. The agreement applied to contracts written on or after January 1, 1996. Effective September 30, 2006, Family Life and Investors Life executed recapture agreements which terminated both of these reinsurance agreements.

In connection with the sale of Family Life, Investors Life entered into a coinsurance agreement with Family Life pursuant to which Investors Life will cede to Family Life (now a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of mortgage protection term policies written during the five-year period beginning April 1, 2007 and ending March 31, 2012. Such business will be administered by Investors Life, and Investors Life will receive allowances for its expenses on the portion of the business that is ceded.

Investors Life establishes and carries as liabilities actuarially determined reserves that are calculated to meet the Company’s future obligations. Reserves for life insurance policies are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, modified when appropriate to reflect the Company’s actual experience (e.g., lapses, withdrawals). These reserves are computed to equal amounts that (with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates) are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death.

Regulation

General. The Company and its insurance subsidiary are subject to regulation and supervision at both the state and federal level, including regulation under federal and state securities laws and regulation by the states in which they are licensed to do business. The state insurance regulation is designed primarily to protect policy owners. Although the extent of regulation varies by state, the respective state insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, licensing of agents, the regulation of trade practices and premium rates, the approval of form and content of financial statements, and the type and character of investments.

These laws and regulations require the Company’s insurance subsidiary to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which it does business and its business and accounts are subject to examination by such agencies at any time. The insurance laws and regulations of Texas, the domiciliary state of Investors Life, require that it be examined at specified intervals.

Investors Life is subject to periodic examination by the state insurance departments, usually on a three to five-year cycle. The Texas Department of Insurance began an examination of Investors Life on July 25, 2005 covering the years 1999-2004. On February 5, 2007, TDI issued a report with respect to this examination that highlighted, among other issues, the Company’s failure to provide accurate, complete and timely responses to the TDI requests for information. We attribute this failure to our lack of current financial statements at the time the examination was being conducted and the focus of our efforts on becoming current in our public filings. The Company has been notified that TDI will perform an examination of Investors Life for the years ended December 31, 2005 and 2006. The Company expects the examination will begin in June 2007.

As of the date of this report, Investors Life is current in its filing obligations with respect to unaudited and audited statutory financial statements. The audited statutory financial statements of Investors Life for the year ended December 31, 2004 were due during the month of June 2005 and were filed by Investors Life with the Texas Department of Insurance on May 3, 2006. The audited statutory financial statements of Investors Life for the year ended December 31, 2005 were due June 1, 2006 and were filed with the Texas Department of Insurance on July 10, 2006. The 2006 audited statutory financial statements are due June 1, 2007, and the Company expects to file its statutory financial statements by this date.

A number of states regulate the manner and extent to which insurance companies may test for acquired immune deficiency syndrome (AIDS) antibodies in connection with the underwriting of life insurance policies. To the extent permitted by law, Investors Life considers AIDS information in underwriting coverage and establishing premium rates. An evaluation of the financial impact of future AIDS claims is extremely difficult, due in part to insufficient and conflicting data regarding the incidence of the disease in the general population and the prognosis for the probable future course of the disease.

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

The RBC requirements provide for different levels of regulatory attention for any company whose “Total Adjusted Capital” (which generally consists of its statutory capital, surplus, and asset valuation reserve) falls below 200% of its “Authorized Control Level RBC.” Calculations using the NAIC formula and the statutory financial statements of Investors Life as of December 31, 2005 and December 31, 2006, indicate that the Total Adjusted Capital of Investors Life was above its Authorized Control Level RBC.

Solvency Laws Assessments. The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes. Investors Life records the effect for guaranty fund assessments or credits in the period such amounts are probable and can be reasonably estimated.

Dividends. Dividends paid by Investors Life are a source of cash for FIC to make payments of principal and interest on its debt. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer’s earned surplus after dividends or distributions must be reasonable in relation to the insurer’s outstanding liabilities and adequate to its financial needs. In 2004, 2005 and 2006, Investors Life and the Company’s former insurance subsidiary, Family Life, did not make any dividend payments to FIC. Pursuant to statutory limitations, the maximum dividend payment which could be made by Investors Life in 2007 without the prior approval of the TDI is $5.5 million. Investors Life had statutory earned surplus of $31.5 million and $35.8 million at December 31, 2005, and December 31, 2006, respectively, and a statutory net gain from operations of $3.3 million and $5.5 million for 2005 and 2006, respectively.

Valuation Reserves. Life insurance companies are required to establish an Asset Valuation Reserve (“AVR”) consisting of two components: (i) a “default component,” which provides for future credit-related losses on fixed maturity investments, and (ii) an “equity component,” which provides for losses on all types of equity investments, including equity securities and real estate. Insurers are also required to establish an Interest Maintenance Reserve (“IMR”), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer’s statutory financial statements, but do not affect the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Since dividend payments are based upon statutory earnings and surplus, the combination of the AVR and IMR will affect statutory capital and surplus and therefore may reduce the ability of Investors Life to pay dividends to FIC.

Insurance Holding Company Regulation. Following the redomestication of Investors Life to Texas in March 2004, it became subject to regulation under the insurance and insurance holding company statutes of the state of Texas. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The insurance holding company statutes also require prior regulatory agency approval, or in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies, and their affiliates.

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

The insurance holding company regulations generally apply only to insurers domiciled in a particular state. The regulations in certain states also provide, however, that insurers that are “commercially domiciled” in that state are also subject to the provisions applicable to domiciled insurers. The test for determining whether an insurer is commercially domiciled is based on the percentage of premiums written in the state as compared to the amount of premiums written everywhere over a measuring period. Currently, Investors Life is not treated as commercially domiciled in any other jurisdiction.

Privacy Legislation. In July 2001, the Financial Services Modernization Act (referred to in this paragraph as the “Act”) of 1999 became applicable to insurance companies. In general, the Act provides that financial institutions have certain obligations with respect to the maintenance of the privacy of customer information. In addition, the Act places new restrictions on disclosure of nonpublic personal information to third party institutions seeking to utilize such information in connection with the sale of products or services. A financial institution may disseminate certain types of customer information to nonaffiliated third parties if the institution provides clear and conspicuous disclosure of the institution’s privacy policy and the customer authorizes the release of certain information to third parties. Where the customer permits the release of the information, the Act restricts disclosure of information that is non-public in nature but does not prohibit the release of information which can be obtained from public sources. Investors Life has not experienced any adverse effects to its business as a result of the Act to date.

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

In November 2005, the Department of the Treasury (“Treasury”) released a final rule prescribing minimum standards applicable to insurance companies pursuant to the aforementioned provision in the BSA that requires financial institutions to establish anti-money laundering programs and to define the companies and insurance products that are subject to that requirement. Accordingly, Investors Life has taken steps to establish an anti-money laundering program and continue to check names, involved in certain transactions, against the Specially Designated Nationals and Blocked Persons List prepared by Treasury’s Office of Foreign Assets Control.

On March 2, 2006, the Act was renewed by the House and Senate, and signed into law by President Bush on March 9, 2006.

Federal “do-not-call” Regulations. The Federal Communications Commission (“FCC”) has issued rules that regulate telephone solicitations and fax solicitations. These rules became effective on October 1, 2003. As part of these rules, the FCC established a National Do Not Call Registry. Investors Life has implemented procedures to assist agents in compliance with the federal regulations. FIC does not believe that the additional compliance steps that agents are required to take have had a significant adverse effect upon sales.

Potential Federal Regulation. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies periodically investigate the condition of the insurance industry (encompassing both life and health and property and casualty insurance) in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Certain policies, contracts and annuities offered by Investors Life are subject to regulations under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

Federal Income Taxation. FIC files a consolidated federal income tax return with its subsidiaries, other than Investors Life and ILG Securities (each of which files a separate federal income tax return). In accordance with the tax allocation agreements maintained by those FIC companies that file a consolidated return, federal income tax expense or benefit is allocated to each entity in the consolidated group as if such entity were filing a separate return.

NAIC IRIS Ratios. The NAIC Regulatory Information System (“IRIS”) ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2005, Investors Life had two ratios which were outside the usual ranges, primarily related to investment income and changes in premium. For 2006 Investors Life had four ratios which were outside the usual ranges, which were primarily related to changes in investment income and changes in premium, product mix, and reserving. The ratios were outside the usual ranges primarily due to a recapture of ceded reinsurance by Family Life from Investors Life during 2006. This recapture occurred prior to the sale of Family Life. For statutory accounting purposes, the recapture affected premium income and change in policy reserves which caused ratios to fall outside the usual ranges. Excluding the effects of the reinsurance recapture, Investors Life would have had one ratio outside the usual ranges, which related to investment income. Despite the IRIS ratio results for 2006, Investors Life continues to maintain capital and surplus positions which significantly exceed RBC and other regulatory requirements.

Competition

The financial services industry in general, and the market for life insurance and annuity products in particular, are highly competitive, involving many companies. The principal cost and competitive factors that affect the ability of FIC’s insurance subsidiary to sell its insurance products on a profitable basis are: (1) the general level of premium rates for comparable products; (2) the extent of individual policyholders services required to service each product category; (3) general interest rate levels; (4) competitive commission rates and related marketing costs; (5) legislative and regulatory requirements and restrictions; (6) the impact of competing insurance and other financial products; and (7) the condition of the regional and national economies.

Agents placing insurance business with Investors Life are compensated on a commission basis. Some companies pay higher commissions and charge lower premium rates than Investors Life, and many companies have more resources than Investors Life.

Ratings

Investors Life is rated by A.M. Best Company, Inc. (“A.M. Best”), a nationally recognized rating agency. Insurance ratings represent the opinion of the rating agency on the financial strength of a company and its capacity to meet the obligations of insurance policies. As of March 31, 2007, the insurance financial strength ratings assigned by A.M. Best to Investors Life was B-. In both 2004 and 2005, the rating assigned by A.M. Best to Investors Life was B. The Company cannot predict what actions, if any, A.M. Best may take in the future, or what actions the Company may take in response to such actions. A rating downgrade of Investors Life by A.M. Best could adversely affect new sales of insurance products and retention of current business.

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

Employees of the Company

At December 31, 2006, the Company (including its subsidiaries) had 98 employees, all of whom worked in the Company’s home office operations. At March 31, 2007, the Company had 90 employees.

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

FIC is a holding company and relies on dividends from its insurance subsidiary, Investors Life; state insurance laws may restrict the ability of Investors Life to pay dividends.

FIC is an insurance holding company whose principal assets consist of the outstanding capital stock of its insurance subsidiary, Investors Life Insurance Company of North America. As a holding company, FIC’s ability to meet its cash requirements, pay principal and interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiary. Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. Pursuant to statutory limitations, the maximum dividend payment which could be made in 2007 without the prior approval of the TDI is $5.5 million.

FIC may not be able to compete with larger, more established insurance companies.

There are many life and health insurance companies in the United States. Agents placing insurance business with our insurance subsidiary, Investors Life, are compensated on a commission basis. However, some companies may pay higher commissions and charge lower premium rates and many companies have more substantial resources than we do. The principal cost and competitive factors that affect the ability of Investors Life to sell its insurance products on a profitable basis are:

•	the general level of premium rates for comparable products;
•	the extent of individual policyholders services required to service each product category;
•	general interest rate levels;
•	insurance ratings;
•	competitive commission rates and related marketing costs;
•	legislative and regulatory requirements and restrictions;
•	the impact of competing insurance and other financial products; and
•	the condition of the regional and national economies.

If Investors Life capital and surplus falls below certain statutory required levels, regulatory authorities may place Investors Life under regulatory control.

Investors Life is subject to risk-based capital requirements imposed by the National Association of Insurance Commissioners. These requirements were imposed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching, and other business factors.

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

As of December 31, 2006, the total adjusted capital of Investors Life was approximately 584% of its authorized control level risk-based capital, as compared to 560% at December 31, 2005. If this percentage were to decrease, Investors Life may become subject to regulatory action which could have a material adverse effect on our results of operations.

Investors Life may be required to pay assessments to fund policyholder losses or liabilities; this may have a material adverse effect on our results of operations.

The solvency or guaranty laws of most states in which Investors Life conducts business may require the Company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes. We cannot estimate the likelihood and amount of future assessments. Any future assessments may have a material adverse effect on our results of operations.

Investors Life is subject to regulation and examination by state insurance departments, which could result in regulatory sanctions, such as revocation of licenses to transact business.

Investors Life is subject to regulation and supervision by the states in which it is licensed to do business. This regulation is designed primarily to protect policy owners. Although the extent of regulation varies by state, state insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, licensing of agents, the regulation of trade practices and premium rates, the approval of form and content of financial statements and the type and character of investments.

These laws and regulations require Investors Life to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which it does business, and its business and accounts are subject to examination by these agencies at any time. The insurance laws and regulations of the domiciliary state of Investors Life require that it be examined at specified intervals, usually on a three to five-year cycle. The Texas Department of Insurance (“TDI”) began an examination of Investors Life on July 25, 2005 covering the years 1999-2004. On February 5, 2007, TDI issued a report with respect to this examination that highlighted, among other issues, the Company’s failure to provide accurate, complete and timely responses to the TDI requests for information. We attribute this failure to our lack of current financial statements at the time the examination was being conducted and the focus of our efforts on becoming current in our public filings. The Company has been notified that TDI will perform an examination of Investors Life for the years ended December 31, 2005 and 2006. The Company expects the examination will begin in June 2007.

The federal government may seek to regulate the insurance industry, which may result in additional regulatory costs or constrain the nature and scope of our products and operations.

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

The enactment of federal privacy legislation, such as the Gramm-Leach-Bliley Act (as it relates to the use of medical and financial information by insurers) may result in additional regulatory compliance costs, limit the ability of Investors Life to market its products or otherwise constrain the nature and scope of our operations.

The failure of the Company to be current in its SEC reports and the delisting of our common stock from Nasdaq may cause fluctuations in the price and volume of our shares and limit access to additional capital.

The failure of the Company to be current in its SEC reports and the delisting of our common stock from Nasdaq may have adverse effects on the Company and its shareholders. During the period that we were delinquent in our SEC reports, FIC shareholders may have had limited and dated information about the Company. Our failure to be current in our SEC reports has caused us to not be in compliance with SEC rules and regulations and could lead to an enforcement action by the SEC seeking to revoke the Company’s registration under the Securities Exchange Act of 1934.

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

As of December 31, 2006, we had material weaknesses in our internal controls, and our internal controls over financial reporting were not effective as of that date. If we fail to maintain an effective system of internal controls, we may not be able to provide timely and accurate financial statements.

As more fully described under Item 9A, Controls and Procedures, our management identified material weaknesses over the effectiveness of our internal controls over financial reporting. As a result of the material weaknesses, management concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting.

The Public Company Accounting Oversight Board has defined a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. As more fully described under Item 9A, management concluded as of December 31, 2006, FIC’s disclosure controls and procedures were ineffective and that FIC did not maintain effective internal control over financial reporting. In our Form 10-K for the fiscal year ended December 31, 2005, we also reported material weaknesses and concluded that FIC’s disclosure controls and procedures were ineffective as of such date.

We have implemented initiatives to remediate the material weaknesses in our internal controls. The steps we have taken and are taking to address the material weaknesses may not be effective. Any failure to effectively address a material weakness or other control deficiency or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, further delay our plan to become current in our SEC reports, disrupt our ability to process key components of our results of operations and financial condition timely and accurately and cause us to continue to fail to meet our reporting obligations under rules of the SEC.

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

Rating organizations periodically review the financial performance and condition of insurers, including the Company’s insurance subsidiary, Investors Life. In recent years, downgrades of insurance companies have occurred with increasing frequency. In June of 2006, Investors Life was downgraded by A.M. Best from a rating of B to a rating of B-.

Financial strength ratings are important factors in establishing the competitive position of insurance companies. A rating downgrade, or the potential for such a downgrade of our insurance subsidiary could, among other things:

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

These financial strength ratings are current opinions of the rating agency. As such, they may be changed, suspended or withdrawn at any time by the rating agency as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the Company management’s request. In the event the Company’s ratings are downgraded, the Company’s business may be negatively impacted.

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

In the conduct of business, FIC makes certain assumptions regarding the mortality, persistency, expenses and interest rates, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of FIC’s balance sheet. FIC’s actual experiences, as well as changes in estimates, are used to prepare FIC’s consolidated statements of operations.

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

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by Investors Life. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. For example, subsequent to the terrorist assaults of September 11, 2001, reinsurance for man-made catastrophes became generally unavailable due to capacity constraints and, to the limited extent available, much more expensive. The high cost of reinsurance or lack of affordable coverage could adversely affect our results. If we fail to obtain sufficient reinsurance, it could adversely affect our ability to write future business.

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

FIC may have liability for indemnification obligations under the Family Life sale agreement.

FIC, through its wholly owned subsidiary, Family Life Corporation, entered into a definitive agreement on December 8, 2006 for the sale of its wholly owned insurance subsidiary, Family Life, to Manhattan Life for $28.0 million in cash, subject to certain post-closing adjustments. A copy of the sale agreement with Manhattan Life was filed as an exhibit to the Company’s 2005 Annual Report on Form 10-K. The sale of Family Life was completed on December 29, 2006.

Pursuant to the terms and subject to the limitations contained in the sale agreement, Family Life Corporation agreed to indemnify Manhattan Life against all losses incurred by Manhattan Life that are caused by a breach of any of the representations, warranties, covenants or other agreements made by Family Life Corporation in the sale agreement.  Manhattan Life filed suit against the Company on April 17, 2007 claiming that the Company has breached the non-competition provision contained in the sale agreement (see "Item 3 - Legal Proceedings"), and Manhattan Life may file additional indemnification claims in the future.  We cannot estimate the amount that the Company may be required to pay to Manhattan Life if it is successful in its pending lawsuit, nor can we estimate the likelihood or amount of future claims under the sale agreement.

Family Life Corporation's obligation to indemnify Manhattan Life is limited to individual or related losses of Manhattan Life that exceed $10,000, and Family Life Corporation is responsible only for the portion of all such losses that exceeds $420,000. Furthermore, the maximum amount that Family Life Corporation can be required to pay Manhattan Life as indemnification under the sale agreement is $8,400,000.  Family Life Corporation's indemnification obligations expire on June 29, 2008, except with respect to covenants and agreements of Family Life Corporation that extend beyond such date, including but not limited to the non-competition provisions of the sale agreement, which survive for a period of 5 years following the closing of the sale transaction.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FIC’s home office is located at River Place Pointe, 6500 River Place Blvd., Building One, Austin, Texas. The Company occupies Building One of River Place Pointe, consisting of approximately 76,143 square feet of space. On June 1, 2005, the Company sold River Place Pointe to a non-affiliated party and entered into a lease with the purchaser with respect to Building One, for a five-year term at a rate of $28.00 per square foot, which is above the market rate in effect in June 2005, but was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation at March 31, 2008. Upon the sale of Family Life in December, 2006, the Company evaluated its office space requirements. Based on this evaluation, the Company entered into three sublease transactions with unrelated parties in the first quarter of 2007. Cumulatively, these sublease arrangements will reduce the Company’s rent expense by approximately $350,000 through the period ending March 31, 2008.

The Company also leases approximately 10,000 square feet in Cedar Park, Texas, to house the Company’s printing operations and warehouse storage. During 2006, the monthly base rental for the Cedar Park facility was $7,988. The lease term ends on March 31, 2008.

The Company believes that its properties and leased space are adequate to meet its foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K.

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

On April 17, 2007, Manhattan Life and Family Life, filed a civil suit in the 215th Judicial District Court, Harris County, Texas, against Family Life Corporation, Investors Life and FIC Insurance Services, L.P. (“FICIS”), each a subsidiary of the Company. The suit alleges that: a) Family Life Corporation breached the Stock Purchase Agreement with Manhattan life by competing with Family Life and accepting insurance “directly or indirectly” from active accounts of Family Life; b) FICIS breached the Administrative Services Agreement with Family Life by willfully communicating with or willfully assisting with the communication by its affiliates with policyholders in a manner intended to solicit Family Life accounts on behalf of Investors Life; c) FICIS breached fiduciary duties owed to Family Life in the administration and management of the accounts of the policyholders of Family Life by assisting in the conversion of Family Life policies to the policies of Investors Life, and by their actions, Investors Life and Family Life Corporation aided and abetted such breach of fiduciary duty; and, d) Family Life Corporation, Investors Life and FICIS have tortiously interfered with existing contracts of Family Life with its policyholders, including the Stock Purchase Agreement and the Administrative Services Agreement. The Company intends to vigorously defend the suit, and has filed an answer denying the plaintiffs' claims.  In addition, FICIS has filed, and intends to vigorously prosecute, a counterclaim for amounts due and owing by Family Life for services performed pursuant to the Administrative Services Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

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

The following table sets forth the quarterly high and low closing prices for FIC common stock for 2006, 2005 and 2004. Quotations are furnished by the Nasdaq and, for periods subsequent to June 30, 2004, the National Quotation Bureau’s Pink sheet quotation service.

	Common Stock Prices
	2006		2005		2004
	High	Low	High	Low	High	Low

First Quarter	$8.70	$8.00	$7.90	$6.95	$14.35	$13.14
Second Quarter	9.00	8.00	8.95	7.40	14.11	9.28
Third Quarter	8.90	8.30	8.43	6.75	9.28	7.25
Fourth Quarter	8.50	7.30	8.50	7.40	8.50	7.30

Holders

As of March 31, 2007, there were approximately 16,950 holders of record of FIC common stock.

Dividends

No dividends were declared by the Company in 2006, 2005 or 2004.

The payment of dividends is subject to the discretion of the Board of Directors, and will depend on, among other things, the financial condition of the Company, results of operations, capital and cash requirements, future prospects, regulatory restrictions on the payment of dividends, as well as other factors deemed to be relevant by the Board of Directors.

The ability of an insurance holding company, such as FIC, to pay dividends to its shareholders may be limited by the Company’s ability to obtain revenue, in the form of dividends and other payments, from its subsidiaries. The right of FIC’s insurance subsidiary to pay dividends is restricted by the insurance laws of its domiciliary state. See Item 1, Description of the Business - Regulation - Dividends.

Equity Compensation Plans

The following table presents information regarding the Company’s equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1) (2)	20,000	$13.25	-
Total	20,000	$13.25	-

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

(2)
Does not include options that are to be granted to Michael P. Hydanus pursuant to the terms of the COO Employment Letter entered into in connection with Mr. Hydanus’ election as Senior Vice President - Operations of FIC in May 2005. Mr. Hydanus’ employment letter provides that, upon the approval of the Incentive Stock Plan by the shareholders of FIC, assuming Mr. Hydanus continues to be employed by FIC at such time, he will be granted an option to purchase 15,000 shares of common stock of FIC at an exercise price equal to the fair market value of FIC’s common stock on the date of such grant. As of the date of this report, the Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval. In previous public filings made by the Company, it was incorrectly disclosed that Mr. Hydanus received a grant, in May 2005, of an option to purchase 15,000 shares of FIC’s common stock at a per share exercise price of $8.50.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, FIC did not make any sales of securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Stock Performance Graph

The following graph shows FIC’s cumulative total shareholder return during the five fiscal years ending with fiscal 2006. The graph also shows the cumulative total returns of the Nasdaq stock market and the Nasdaq insurance stock index. The comparison assumes $100 was invested on December 31, 2001 in shares and in each of the indices shown and assumes that all of the dividends were reinvested.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data includes the accounts of Financial Industries Corporation and its subsidiaries.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Information:

Total revenues	$72,413	$75,556	$71,198	$77,188	$81,575

Income (loss) from continuing operations before federal income taxes, discontinued operations, and cumulative effect of change in accounting principle	$3,624	$1,562	$(12,973)	$(17,750)	$(16,358)

Federal income tax expense (benefit)	2,909	620	(913)	(2,419)	(4,824)
Income (loss) from continuing operations before discontinued operations, and cumulative effect of change in accounting principle	715	942	(12,060)	(15,331)	(11,534)

Income (loss) from discontinued operations (1)	(25,497)	(1,107)	(2,507)	(8,252)	2,529

Loss before cumulative effect of change in accounting principle	(24,782)	(165)	(14,567)	(23,583)	(9,005)

Cumulative effect of change in accounting principle (2), (3)	-	-	229	-	4,140

Net loss	$(24,782)	$(165)	$(14,338)	$(23,583)	$(4,865)

Net income (loss) per share from continuing operations:
Basic	$0.07	$0.09	$(1.23)	$(1.59)	$(1.21)
Diluted	$0.07	$0.09	$(1.23)	$(1.59)	$(1.21)

Net loss per share:
Basic	$(2.51)	$(0.02)	$(1.46)	$(2.44)	$(0.51)
Diluted	$(2.51)	$(0.02)	$(1.46)	$(2.44)	$(0.51)

Cash dividends paid per share	$-	$-	$-	$-	$0.28

Balance Sheet Information, as of December 31:
Total assets of continuing operations	$1,038,311	$1,020,902	$1,070,263	$1,102,769	$1,102,012
Total assets	$1,038,311	$1,180,063	$1,240,757	$1,286,044	$1,295,978

Long-term obligations of continuing operations (4)	$15,000	$15,000	$15,000	$15,000	$-
Total liabilities of continuing operations	$977,630	$991,010	$1,040,764	$1,063,908	$1,035,781
Total liabilities	$977,630	$1,097,992	$1,153,214	$1,181,735	$1,160,586
Total shareholders’ equity	$60,681	$82,071	$87,543	$104,309	$135,392

(1)
In 2006, the Company sold one of its insurance subsidiaries as described in the accompanying consolidated financial statements in Note 2, “Discontinued Operations - Sale of Family Life Insurance Company.”

(2)
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

(3)
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

(4)	Discontinued operations had no long-term obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a discussion and analysis of the consolidated financial statements and other statistical data that management believes will enhance the understanding of FIC’s financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements beginning on page F-1. See also “Item 1-Description of Business”.

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

FIC incurred a net loss of $24.8 million in 2006 compared to net losses of $165,000 and $14.3 million in 2005 and 2004, respectively. The net loss incurred during 2006 primarily includes losses from the discontinued operations of the Company’s wholly-owned subsidiary, Family Life, totaling $25.5 million. This is offset by income from continuing operations of $0.7 million. Compared to results for 2004, the small net loss for 2005 in largely attributable to lower policyholder benefits and operating expenses, along with increases in net realized gains on investments.

At the end of 2006, the equity of FIC’s shareholders totaled $60.7 million, down from $82.1 million at the end of 2005. This $21.4 million decline in shareholders’ equity primarily reflects the Company’s net loss for the year.

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

Discontinued Operations - Sale of Family Life Insurance Company

On December 29, 2006, Financial Industries Corporation completed the sale of its wholly owned subsidiary, Family Life Insurance Company, to The Manhattan Life Insurance Company for $28.0 million in cash. In accordance with SFAS 144, the consolidated financial statements reflect the assets, liabilities and operating results of Family Life Insurance Company as discontinued operations, adjusted for certain activities as described below.

Prior to the sale, the Company transitioned the sales force of Family Life to a new division of Investors Life, FIC’s remaining insurance subsidiary. Although Investors Life is now selling similar products as those that were sold by Family Life, there are notable differences. The insurance is written on Investors Life policy forms and leads are no longer obtained from lending institutions. Leads are now purchased through other sources and the focus is on a different market demographic than the previous Family Life target market. The new division also now sells final expense insurance products, which was not a market focus for Family Life. Additionally, as a condition of the sales agreement, the new division of Investors Life is prohibited from selling products to existing policyholders and related customers of Family Life for five years.

In connection with the sale of Family Life, Investors Life entered into a coinsurance agreement with Family Life pursuant to which Investors Life will cede to Family Life (now a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of mortgage protection term policies written during the five-year period beginning April 1, 2007 and ending March 31, 2012. Such business will be administered by Investors Life, and Investors Life will receive allowances for its expenses on the portion of the business that is ceded. Accordingly, the Company accrued a deferred revenue liability of $1.4 million in conjunction with recording the sale of Family Life, equal to the estimated net present value of future business expected to be ceded to Manhattan Life. Costs associated with the Family Life agents while affiliated with Family Life, much of which were capitalized and amortized as deferred policy acquisition costs, are included in discontinued operations.

Prior to the sale, Investors Life assumed certain universal life insurance and annuity contracts written by Family Life under reinsurance treaties between the companies. Effective September 30, 2006, Family Life and Investors Life executed recapture agreements related to these reinsurance treaties effectively terminating these treaties and removing Investors Life from any liability for life insurance and annuity contracts written by Family Life. Accordingly, all of the assets, liabilities, revenues and costs associated with these universal life insurance and annuity contracts are included in discontinued operations.

Also, prior to the closing of the sale, the Family Life Pension Plan, along with its assets and liabilities, was transferred from Family Life to its upstream parent company and all current and future obligations of the Family Life Pension Plan remain the responsibility of the Company. Accordingly, pension liabilities and costs were not included in discontinued operations.

Family Life owned 648,640 shares of FIC common stock prior to the sale. Such shares were reflected as common treasury stock in the Company’s historical consolidated financial statements. Immediately preceding and as a condition of the sale of Family Life, 324,320 of these shares were acquired by the Company and the remaining 324,320 shares remained with Family Life at the time of the sale. Accordingly, the shares that remained with Family Life are now reflected as outstanding common stock shares as of December 31, 2006, and have been reflected as a sale of treasury stock in the accompanying consolidated financial statements.

Family Life shared certain operating costs, including personnel, premises, equipment and software, and other office and administrative expenses with FIC and its other subsidiaries through various sharing agreements. These agreements with Family Life were terminated upon its sale and Family Life (now the wholly-owned subsidiary of Manhattan Life) did not retain any employees, equipment, software or liability for leases. Accordingly, the discontinued operations of Family Life were adjusted to eliminate the estimated continuing expenses associated with these shared operating costs.

Loss on discontinued operations for 2006 totaled $25.5 million which consists of a $1.1 million loss on operations during the year and a $24.4 million loss on the sale of Family Life.

The following sections of this Item 7 reflect Family Life as discontinued operations pursuant to SFAS 144 as described above. Accordingly, unless otherwise noted, amounts and analysis in this Item 7 reflect the continuing operations of FIC and its subsidiaries, exclusive of Family Life. References to income and loss from operations are identified as continuing operations or discontinued operations, while references to net income or net loss reflect the consolidated net results of both continuing and discontinued operations.

Financial Condition

During 2006, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) declined by $21.4 million. The change in FIC’s shareholders’ equity is due to the following:

•	Net loss for the year of $24.8 million consisting of the following:
o	Income from continuing operations - $0.7 million
o	Loss from discontinued operations - $25.5 million

•	Increase in net unrealized losses on fixed maturities available for sale of $1.8 million consisting of the following:
o	Other comprehensive loss from continuing operations - $2.3 million
o	Other comprehensive income from discontinued operations - $0.5 million

•	Net appreciation of equity securities of continuing operations totaling $0.5 million included in other comprehensive income

•	Net decrease in minimum pension liabilities totaling $2.0 million

•	Sale of treasury stock (in conjunction with sale of Family Life) totaling $2.5 million

•	Treasury stock distributed in lieu of cash of $0.2 million for board of director fees

Assets

At the end of 2006, FIC had $687.3 million of assets under its direct management, exclusive of separate account assets and assets of discontinued operations. In broad terms, these funds were invested as follows:

	December 31,		Percentage
	2006	2005	change
	(In thousands)

Investments in financial instruments:
Cash and short-term investments	$63,076	$38,110	65.5%
Fixed maturity securities	520,957	525,209	-0.8%
Policy loans	30,189	32,936	-8.3%
Equity securities	9,805	8,876	10.5%
Accrued investment income	6,772	6,258	8.2%
Total investments in financial instruments	630,799	611,389	3.2%

Investments in real estate:
Real estate held for sale	-	130	-100.0%
Total investments in real estate	-	130	-100.0%

All other managed assets:
Deferred policy acquisition costs	14,429	11,671	23.6%
Present value of future profits of acquired business	7,749	9,007	-14.0%
Other	34,347	45,794	-25.0%
All other managed assets	56,525	66,472	-15.0%

Total managed assets	$687,324	$677,991	1.4%

Total managed assets increased during 2006 by $9.3 million, or 1.4%. This overall increase was largely related to the proceeds from the sale of Family Life, partially offset by net run-off of the Company’s annuity and life insurance business in force.

The Company’s life insurance subsidiary has an investment management agreement with Conning. Under this agreement, Conning manages the investment security portfolio in accordance with investment policies set by the Company’s Board of Directors.

The Company, working with Conning, also revised the investment policies of its insurance subsidiary in recent years. The new policies reiterate compliance with legal requirements of state insurance laws and regulations that are applicable to the Company. They also emphasize sensitivity to the way that FIC’s liabilities are likely to change over time and with changes in general interest rate levels. In practical terms, this means that the Company now focuses almost all of its investment in investment-grade securities, keeping the schedule of anticipated asset maturities in line with its projected cash needs. It also means that the Company attempts to keep the duration of its investment assets (a measure of the sensitivity of their value to changes in interest rates) in line with the duration of the Company’s liabilities. At December 31, 2006, the Company’s holdings of below investment grade securities totaled approximately 3.1% of the fixed maturity securities portfolio.

Since the engagement of Conning as the Company’s investment manager in October 2003, the Company has realigned its portfolio, decreasing its investment in mortgage-backed securities (including asset-backed securities) significantly, from 35.8% in 2004, to 24.1% at December 31, 2005 and to 22.0% at December 31, 2006 as a percentage of its total investment in fixed maturities. With the reduction of this exposure to mortgage and asset-backed securities, the Company increased its holdings in corporate securities from 48.3% in 2004, to 54.3% at December 31, 2005 and to 61.1% at December 31, 2006, substantially all of which are in investment grade securities.

Mortgage-backed securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 62.8% of the market value of FIC’s mortgage-backed securities at December 31, 2006, are sensitive to prepayment and extension risks. FIC’s insurance subsidiary has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO. At December 31, 2006, PAC and TAC instruments and scheduled bonds represented approximately 21.8% of the market value of FIC’s mortgage-backed securities. Sequential and support classes represented approximately 19.7% of the market value of FIC’s mortgage-backed securities at December 31, 2006.

An allocation by security type of the Company’s investments in fixed maturities as of December 31, 2006 and 2005 is detailed below.

	December 31,
	2006	2005

Mortgage-backed and asset-backed	22.0%	24.1%
Corporate	61.1%	54.3%
U.S. Treasury securities and obligations of U.S. government agencies and corporations	13.2%	17.6%
States, municipalities and political subdivisions	3.7%	4.0%

Total fixed maturities	100.0%	100.0%

In addition to the realignment strategy as described above, the Company also increased its level of cash and short-term investments from $38.1 million at December 31, 2005, to $63.1 million at December 31, 2006, primarily as a result of the infusion of proceeds from the sale of the Company’s wholly-owned subsidiary, Family Life, as of December 29, 2006. Conning and the Company also completed more extensive asset/liability management and duration analysis which provided the information for more effective reinvestment of funds. As market interest rates began to rise in 2005, cash and short-term investments were deployed in longer term debt securities during 2005 and 2006, particularily utilizing the proceeds from the sale of the Company’s real estate investment, River Place Pointe, in 2005.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life. As of December 31, 2006, FIC’s equity securities totaled $9.8 million, compared to $8.9 million at December 31, 2005. The increase is due to the strong performance of the equity markets during 2006 resulting in appreciation of the investment funds.

Agency advances and other receivables, totaling $929,000 and $2.9 million at December 31, 2006 and 2005, respectively, consist primarily of agent balances, federal income taxes recoverable, receivables for securities, and other receivables. This decrease of $2.0 million is comprised predominately of the following: 1) increase in receivable for securities sold but not settled as of December 31, 2005 of $900,000, and 2) decline in federal income taxes recoverable of $2.7 million during 2006.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are capitalized and treated as deferred policy acquisition costs (“DAC”) to be amortized over the life of the related policies. The increase in the Company’s DAC from December 31, 2005 to December 31, 2006, reflects that the capitalization of acquisition costs associated with sales of new insurance policies plus adjustments for unrealized losses in the Company’s portfolio exceeded the amortization of such amounts capitalized in prior years. The present value of future profits of acquired business is the capitalized acquisition cost of blocks of insurance business that the Company has acquired from others in the past. This asset is amortized to expense as the profits are realized from the various blocks of acquired business and the policies in force gradually decrease. These two assets are also impacted by the net run-off in business that the Company experienced in 2006, as shown in the following table.

	December 31,			Percentage
	2006	2005	Change	Change
	(In billions, except percentages and policies in force)

Policies in force	103,231	117,019	(13,788)	-11.8%
Life insurance in force:
Traditional life insurance	1.0	1.0	-	0.0%
Universal life insurance	2.8	3.0	(0.2)	-6.7%
Annuity funds on deposit	0.11	0.13	(0.02)	-15.4%

For prior year comparative purposes, the changes for in-force from 2004 to 2005 for policies, traditional life insurance, universal life insurance, and annuity funds on deposit were (7.0)%, (16.7)%, (6.3)%, and 0.0%, respectively.

Investors Life had $351.0 million of separate account assets as of December 31, 2006 (not including the value of the Company’s own start-up investment in one of the accounts), as compared to $342.9 million at the end of 2005. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) $325.1 million held in custodian accounts in connection with investment annuity contracts. The investment annuity business was reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Investors Life is not marketing new separate account annuity contracts.

Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The recapture of this previously reinsured business increased other revenues in 2006 by approximately $1.3 million as compared with 2005. Revenues from this business could increase in 2007 as the Company retained only 10% of such business for five months of 2006. However, as this is a closed block of business, annual revenues are expected to decrease as the policies in force decline.

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $570.8 million at December 31, 2006, as compared to $603.5 million at December 31, 2005. The decrease in contractholder deposit funds and future policy benefits reflects the business run-off as previously described above. Contractholder fund withdrawals during 2006 were $56.5 million compared to contractholder fund deposits of $27.7 million, reflecting the primary reason for the decrease in the related liability.

Other liabilities, which totaled $34.0 million at December 31, 2006, compared to $22.1 million at December 31, 2005, consist primarily of accrued expenses, policyholder suspense liabilities, pension plan liabilities, income taxes payable, amounts due on unsettled security transactions, and amounts held as agent or trustee. This increase in other liabilities is primarily due to amounts due for unsettled transactions for purchased securities of $15.2 million.

The ILCO pension plan has a projected benefit obligation at year-end 2006 totaling $19.2 million in comparison to the fair value of plan assets of $19.3 million. The difference in these amounts reflects a funded status of approximately $108,000, which is reflected as a pension asset in the accompanying consolidated financial statements. The Family Life pension plan has a projected benefit obligation at year-end 2006 totaling $7.6 million in comparison to the fair value of plan assets of $5.9 million. The difference in these amounts reflects an unfunded status of approximately $1.7 million, which is reflected as a pension liability in the accompanying consolidated financial statements. Amounts included as components of the projected benefit obligation which have not been recognized as an expense are included in accumulated other comprehensive income.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its defined benefit pension plans in its December 31, 2006 consolidated financial statements, with a corresponding adjustment to accumulated other comprehensive income, net of tax, eliminating the minimum pension liability provision of SFAS No. 87. For the ILCO pension plan, this new accounting requirement effectively resulted in an implementation adjustment of $3,250,000, before taxes, as a reduction to accumulated other comprehensive income as the Company would have been able to recognize a larger pension asset under the previous rules. There was no SFAS 158 implementation adjustment for the Family Life pension plan due primarily to its unfunded status and frozen benefit status in the current and prior year.

In 2003, the Company borrowed $15 million through the issuance of trust preferred notes (the “2003 Notes”) which bear interest at the three-month LIBOR rate plus 4.2%, not to exceed 12.5% prior to May 2008. The 2003 Notes require the payment only of interest through May 22, 2033, when the entire $15 million must be repaid, but may be repaid without any prepayment penalty after May 2008.

The entire principal amount of the 2003 Notes and any accrued but unpaid interest may become immediately due and payable upon an event of default, which includes: (1) failure to pay interest within 30 days of any due date; (2) failure to pay principal when due; (3) the bankruptcy or insolvency of FIC; or (4) the merger of FIC or sale of all or substantially all of its assets unless the successor entity to a merger is a United States corporation (or a foreign corporation that agrees to be bound by certain tax provisions). The terms of the 2003 Notes also place certain limitations on the offer or sale of securities of FIC if it would render invalid the exemption of the notes issued in connection with the loan from the registration requirements of the Securities Act of 1933. Other terms and conditions of the $15 million borrowing are described in Note 7 in the accompanying consolidated financial statements. As of December 31, 2006, the Company is in compliance with all provisions of this agreement.

Capital Adequacy

Financial intermediaries such as FIC depend on their capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 5.8% at December 31, 2006, compared to 7.0% at December 31, 2005. If separate account assets were not included (which management believes is appropriate) this ratio would have been higher by 3.0% and 2.8% at December 31, 2006 and 2005, respectively. The decline in the ratio in 2006 is primarily due to the loss from discontinued operations on the sale of Family Life. Management believes that its current capital is sufficient to meet the Company’s liabilities and to fund growth at currently planned levels.

Investors Life is subject to regulation under state law. Among other requirements, these state laws and regulations impose capital adequacy requirements on insurance companies. Using a calculation that takes into account the quality, liquidity, maturities, and amounts of its assets and liabilities, Investors Life is required to calculate its “risk-based capital” (or “RBC”). Investors Life’s total adjusted capital must exceed 200% of the authorized control level RBC to avoid supervisory activity by the insurance regulators. The RBC solvency margins for Investors Life at December 31, 2006 and 2005 were in excess of NAIC minimum standards. At December 31, 2006 and 2005, the RBC ratios for Investors Life were 584% and 560%, respectively.

State regulators also use NAIC IRIS ratios to monitor capital adequacy requirements. The NAIC ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2005, Investors Life had two ratios which were outside the usual ranges primarily related to investment income and changes in premium. For 2006 Investors Life had four ratios which were outside the usual ranges, which were primarily related to changes in investment income and changes in premium, product mix, and reserving. The ratios were outside the usual ranges primarily due to a recapture of ceded reinsurance by Family Life from Investors Life during 2006. This recapture occurred prior to the sale of Family Life. For statutory accounting purposes, the recapture affected premium income and change in policy reserves which caused ratios to fall outside the usual ranges. Excluding the effects of the reinsurance recapture, Investors Life would have had one ratio outside the usual ranges, which related to investment income. Investors Life continues to maintain capital and surplus positions which significantly exceed risk-based capital (“RBC”) and other regulatory requirements.

During 2004, the Company and its investment manager developed asset-liability (“ALM”) models for the investment portfolio of FIC’s insurance company. These models focus on comparing the respective durations of the assets and liabilities of each company. Since duration is a direct measure of the sensitivity of an asset or liability to a change in interest rates, these ALM models are designed to allow the Company’s management to deploy investment assets in ways expected to moderate the impact of changes in interest rates on the equity of Investors Life.

Results of Operations

Net losses for 2006, 2005, and 2004 were $24.8 million, $165,000, and $14.3 million, respectively. However, in analyzing the Company’s results of operations, a separation of results between continuing and discontinued operations provides a more meaningful view. As previously described, the Company sold Family Life resulting in a loss from discontinued operations totaling $25.5 million in 2006, which consists of a $1.1 million loss on operations during the year and a $24.4 million loss on the sale. Losses from discontinued operations were $1.1 million in 2005 and $2.5 million in 2004.

Income from continuing operations totaled $715,000 and $942,000 in 2006 and 2005, respectively. Loss from continuing operations was $12.1 million in 2004. The Company also recorded income resulting from a cumulative effect of change in accounting principle of $229,000 in 2004.

A summary of the Company’s results of operations is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Income (loss) from continuing operations	$0.7	$0.9	$(12.1)
Loss from discontinued operations	(1.1)	(1.1)	(2.5)
Loss from sale of discontinued operations	(24.4)	-	-
Net loss	(24.8)	(0.2)	(14.3)

In 2006, income from continuing operations was affected by the following items:

(1)	Premium revenues increased $0.9 million in 2006 compared to 2005 primarily due to increased sales of mortgage protection term ($0.2 million) and final expense ($0.6 million) insurance products.

(2)
Market interest rates have risen, allowing for the investment of cash and short-term investments in fixed maturity securities with higher interest yields, thus allowing for increased investment income during 2006. With the sale of the River Place Pointe property in June 2005, the Company had additional funds to invest in the latter half of 2005 and during 2006. However, as the sale of River Place Pointe occurred in 2005, net realized gains on real estate have declined $8.7 million in 2006 compared to 2005.

(3)	Reductions of $3.1 million were noted in policyholder benefits and expenses, as compared to 2005. These were primarily attributable to lower death benefits.

(4)	Operating expenses continued to decline in 2006, reflecting reductions of $1.2 million.

(5)	Other income increased $2.2 million during 2006 primarily due to additional fees earned on separate accounts.

(6)
Federal income tax expense was significantly higher reflecting an effective tax rate of 80.3% in 2006. The higher taxes were due primarily to an increase in the Company’s valuation allowance for deferred taxes resulting from the sale of Family Life. The sale of Family Life removed the source of income supporting certain deferred tax assets at the FIC consolidated level.

In 2005, income from continuing operations was affected by the following items:

(1)
Gains were recognized on the sales of River Place Pointe and other real estate totaling $9.2 million. Lease income, which is included in net real estate income, declined approximately $1.2 million in 2005, as compared to 2004, as a result of these sales.

(2)
Significant auditing, actuarial, accounting, consulting, and legal fees continued to be incurred in 2005, although reduced from the level of 2004, as a result of the audit of the Company’s financial accounts and resulting restatement of prior years’ consolidated financial statements included in its 2004 Form 10-K filing, along with various litigation matters continuing into 2005. These fees totaled $5.6 million in 2005, reflecting a $1.3 million decrease from 2004.

(3)	Reductions of $5.8 million were noted in policyholder benefits and expenses, as compared to 2004. These were primarily attributable to lower death benefits and policy surrenders.

(4)	Interest expense on contractholder deposit funds continues to decline totaling $18.4 million in 2005 compared to $19.4 million in 2004.

In 2004, loss from continuing operations was affected by the following items:

(1)
Significant auditing, actuarial, accounting, consulting, and legal fees were incurred in 2004, much of which was associated with the internal review of the Company’s financial accounts and resulting restatement of prior years’ consolidated financial statements as reported in its 2003 Form 10-K filing. The total for all these expenses and fees, much of which related to the internal review, restatement and litigation matters, was approximately $6.9 million for 2004.

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

(3)	Excess of cost over net assets acquired, or goodwill, totaling $752,000 was written off as an operating expense in 2004 as a result of the Company’s annual impairment analysis of such asset.

(4)	A valuation allowance related to the realization of net operating loss deferred tax assets reduced the income tax benefit from continuing operations by $3.3 million.

The above described items need to be taken into consideration in drawing comparisons between the results from continuing operations in 2006 and other periods.

Revenues

Components of revenue by type are detailed below:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Premiums, net	$5.9	$5.0	$5.3
Earned insurance charges	31.7	32.8	34.0
Net investment income	29.3	25.8	25.1
Real estate income, net	-	0.6	1.8
Net realized gains on real estate	0.6	9.2	1.7
Net realized gains (losses) on fixed maturities and other	-	(0.6)	1.1
Other	4.9	2.7	2.2
Total revenues	$72.4	$75.5	$71.2

Premium revenues reported for traditional life insurance products are recognized when due. Both renewal premiums and first-year premiums declined from 2004 to 2005. However, improvements were shown in both renewal and first-year premiums during 2006, as shown in the following table. The increase in premiums is primarily from sales of mortgage protection term and final expense insurance products, which increased by $0.2 million and $0.6 million respectively.

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Investors Life:
First year	$0.6	$0.1	$0.1
Renewal	5.3	4.9	5.2
Total net earned premiums	$5.9	$5.0	$5.3

In accordance with GAAP, deposits received in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in the consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Annual charges made against these deposits are reported as revenue. For the years 2004 through 2006, the table below reflects the amounts of such annuity deposits and UL premiums.

	Year Ended December 31,
	2006	2005	2004
Annuity deposits and UL premiums	(In millions)

Annuity deposits	$1.2	$1.3	$5.8
UL premiums	26.4	28.6	29.7
Total annuity deposits and UL premiums	$27.6	$29.9	$35.5

The declines in UL premiums and annuity deposits in 2006 and 2005, shown in the above table, reflect the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products since 2004 due primarily to the interest-rate environment and certain design features of FIC’s current annuity products. Most of the Company’s marketing efforts are now focused on the sale of traditional life insurance products, such as mortgage protection term insurance and final expense whole life insurance. Liabilities for contractholder deposit funds have declined from $511.4 million in 2004 to $483.1 million and $453.7 million in 2005 and 2006, respectively.

Earned insurance charges totaled $31.7 million, $32.8 million, and $34.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges. The decline in earned insurance charges is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the year ended December 31, 2006, was $29.3 million as compared to $25.8 million for the year ended December 31, 2005, and $25.1 million for the year ended December 31, 2004. The increase in net investment income from 2005 to 2006 of $3.5 million and from 2004 to 2005 of $0.8 million was primarily attributable to the reinvestment of cash and short-term investments and real estate sales proceeds into higher-yielding fixed maturity investments during the latter part of 2005 and 2006 consistent with the revised investment policies of the Company. The Company sold its investment in the River Place Pointe office complex in June 2005 for $103 million in cash. These proceeds were initially invested in short-term investments and subsequently reinvested into longer term fixed maturity securities resulting in increased net investment income versus real estate income. The increase in market interest rates has also had a positive impact on investment yields.

The Company’s holdings of fixed maturities, policy loans, and short-term investments (including cash equivalents) are its primary interest bearing securities. Components of net investment income by investment type are detailed below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Fixed maturities	$27,453	$23,340	$22,890
Policy loans	2,192	2,369	2,530
Other	198	696	218
Gross investment income	29,843	26,405	25,638
Investment expenses	(522)	(564)	(556)

Net investment income	$29,321	$25,841	$25,082

Real estate revenue was primarily earned from the leases on the buildings at the Company’s River Place Pointe office complex in Austin, Texas. Net real estate income (revenues from leases less associated operating expenses and depreciation) totaled $0.6 million and $1.8 million for the years ended December 31, 2005 and 2004, respectively. The decrease in real estate income from 2004 to 2005 was primarily due to the sale of the River Place Point office complex in June, 2005. The Company’s remaining real estate properties held for sale totaling $130,000 at December 31, 2005 were sold in January 2006. Accordingly, the Company no longer had real estate income in 2006.

For the year ended December 31, 2006, FIC had $517,000 net realized gains on real estate sales, compared to $9.2 million net realized gains in 2005 and $1.7 million net realized gains in 2004. The realized gains on real estate for 2005 includes $8.5 million in gains recognized on the sale of the River Place Pointe property and $761,000 of gains recognized on the sale of three properties included in real estate held for sale. The remaining three properties were sold in January 2006. The net realized gains on real estate for 2004 includes $1.7 million in gains on sales of two of the Company’s real estate properties classified as held for sale.

For the year ended December 31, 2006, FIC had $11,000 net realized losses on fixed maturities and other investments, compared to net realized losses of $631,000 in 2005 and net realized gains of $1.1 million in 2004. In the third quarter of 2005, a bond was classified as temporarily impaired, resulting in a writedown of $1 million. This bond was called in the fourth quarter of 2005. Various other bonds were called or sold by the Company throughout 2005 for net gains that largely offset the previously described write-down.

Other revenues totaled $4.9 million, $2.7 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The significant increase in other revenues in 2006 is primarily related to fees earned related to the Company’s separate accounts. As previously described, effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The recapture of this previously reinsured separate accounts business increased other revenues in 2006 by approximately $1.3 million as compared with 2005. Additionally, other revenues in 2006 included approximately $0.6 million in interest income received from the IRS on tax refunds related to prior years’ amended returns.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, totaled $26.7 million, $29.9 million, and $35.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. The decreases noted from 2005 to 2006 and from 2004 to 2005 are primarily attributable to lower death claims.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $18.0 million in 2006, $18.4 million in 2005, and $19.4 million in 2004. The decreases in interest expense noted during the preceding two years were primarily due to the decline in the number of universal life insurance and annuity policies in-force. As previously described, UL premiums and annuity deposits have declined and contractholder fund withdrawals have been exceeding contractholder deposits in 2006, 2005 and 2004, reflecting the net run-off of business. Consequently, the decrease in interest expense in 2006 and 2005 is primarily attributable to the overall reduction in the level of contractholder deposit funds. Liabilities for contractholder deposit funds have declined from $511.4 million in 2004 to $483.1 million and $453.0 million in 2005 and 2006, respectively.

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

Amortization of deferred policy acquisition costs (“DAC”) totaled $1.2 million, $1.6 million, and $978,000 for the years ended December 31, 2006, 2005, and 2004, respectively. These expenses represent the amortization of the costs of producing new business, which consist primarily of agents’ commissions and certain policy issuance and underwriting costs. DAC is amortized over the premium-paying period of the policies in proportion to estimated annual premium revenue for traditional life insurance business. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization. Lower policy lapses and surrenders for certain blocks of traditional life business resulted in the reduced amortization for 2006.

Present value of future profits on acquired businesses (“PVFP”) is amortized in a similar manner as DAC, as previously described, for traditional and interest sensitive business. Amortization of PVFP totaled $902,000, $1.1 million, and $1.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for 2006 were $20.6 million, as compared to $21.8 million in 2005 and $26.1 million in 2004. The Company implemented cost reduction measures in 2004 and 2005, as well as in 2006, and this continues to be a critical focus for the Company. However, audit, actuarial, accounting and other consulting, and legal fees continue to represent a significant component of operating expenses, as the Company completes its delinquent SEC filings with a target of becoming current on all filings at the end of the second quarter of 2007. During 2006, the expenditures in these cost components continued to significantly offset overall reductions in the Company’s overhead cost structure. As indicated in the table below, these fees totaled approximately $6.6 million, $5.6 million, and $6.9 million for 2006, 2005, and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Audit fees	$3,442	$2,417	$2,680
Actuarial fees	988	1,092	904
Accounting and other consulting fees	1,030	450	2,193
Legal fees	1,095	1,637	1,136
Total	$6,555	$5,596	$6,913

As discussed in Item 1 - Description of the Business, the Company filed its 2004 Form 10-K and Forms 10-Q on October 30, 2006 and filed its 2005 Form 10-K and Forms 10-Q on January 12, 2007. These efforts required significant additional audit, actuarial, and consulting services, especially considering that, following the filing of the 2003 Form 10-K, the Company engaged Deloitte & Touche LLP as its new independent registered public accounting firm and engaged Allen Bailey & Associates, Inc. as its new actuarial consulting firm. Both firms were also engaged to work on the 2004 and 2005 statutory financial statements for the Company’s insurance subsidiaries, as well as the 2004 and 2005 consolidated financial statements. This change in auditors and actuaries, the first by the Company in many years, required additional work by both internal and external accounting and actuarial personnel. Effectively, costs and fees related to two years of audits were substantially incurred in one year during 2006. During 2007, substantially all the costs and fees related to the 2006 audits and Form 10-K and Forms 10-Q for 2006 will be incurred, along with a significant portion of the costs for the 2007 audits related to interim audit work throughout the year.

During 2004, the Company took significant steps to reduce the level of general operating expenses. Subsequent to the changes in the Board and management in late 2003 and early 2004 as previously described, a comprehensive review of the Company’s staffing and operational structure was performed. This review identified numerous opportunities in these areas for reductions in the Company’s cost structure, given the levels of sales and business in force. Accordingly, significant reductions in staffing levels have been achieved since 2003. The Company also closed its Seattle branch office and records storage facility, upgraded various operating and accounting systems, and restructured employee benefit programs.

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

Interest expense for 2006, 2005 and 2004 totaled $1.4 million, $1.1 million and $864,000, respectively. As previously disclosed in this Item 7, the interest expense relates to debt service on the $15 million trust preferred notes (the “2003 Notes”). The 2003 Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. Interest expense for 2006, 2005 and 2004 reflects an average annual interest rate of approximately 9.4%, 7.6% and 5.8%, respectively. The higher interest expense in 2006 and 2005 is a direct result of the increase in the LIBOR rate.

Taxes

The provision for federal income taxes on income (loss) from continuing operations, before cumulative effect of change in accounting principle, reflects tax expense (benefit) totaling $2.9 million, $0.6 million and $(0.9) million for the years 2006, 2005 and 2004, respectively. These tax amounts equate to effective tax expense (benefit) rates of 80.3%, 39.7%, and (7.0%) for the years ended December 31, 2006, 2005, and 2004, respectively. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company for the year 2006 is due to an increase in the Company’s valuation allowance for deferred taxes resulting from the sale of Family Life. The sale of Family Life removed the source of income supporting certain deferred tax assets at the FIC consolidated level. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company for the year 2005 is due to increases to the valuation allowance for deferred tax assets and the tax benefit for dividends received deduction. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company for the year 2004 is due to increases to the valuation allowance for deferred tax assets. Under SFAS No. 109, the Company has established a valuation allowance when, based on the weight of the available evidence, it is more likely than not that some portion of its deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance wholly owned subsidiaries and unrealized losses and policy reserves of its life insurance subsidiary. These non-life net operating loss carry forwards totaled approximately $33.0 million at year-end 2006 and begin to expire in 2008 through 2025. The valuation allowance totaled $12.3 million at December 31, 2006. Additions to the allowance totaled $2.1 million, $0.4 million and $3.0 million in 2006, 2005 and 2004, respectively. The additions in 2006 include $2.0 million related to continuing operations, $0.5 million related to discontinued operations, and $(0.4) million related to other comprehensive income. The additions in 2005 include $0.1 million related to continuing operations and $0.3 million related to other comprehensive income. The additions in 2004 include $3.3 million related to continuing operations and a reduction of $(0.3) million related to other comprehensive income.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. FIC is an insurance holding company whose principal assets at and for the year ended December 31, 2006, consisted of its ownership interests in its insurance subsidiary, Investors Life. As a holding company, FIC’s ability to pay interest and principal on its debt, pay its expenses and pay dividends on its common stock depend substantially on its receipt of dividends or other cash flow from Investors Life.

As of December 31, 2005, Investors Life held $15.4 million of notes receivable from FIC that represented the remaining indebtedness related to the Family Life acquisition. Although this intercompany indebtedness was eliminated on FIC’s consolidated balance sheets, it created a debt service requirement at the holding company level. These notes were paid off by FIC on December 29, 2006 using proceeds from the sale of Family Life.

At the holding company level, FIC’s principal current ongoing liquidity demands relate to debt service on the $15 million of 2003 Notes that it issued in May 2003. (See “Financial Condition - Liabilities” earlier in this Item 7.) These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2% (which yielded an average rate of approximately 9.4% for 2006). The principal amount of the 2003 Notes must be repaid in a single payment in 2033.

In addition to debt service, the holding company must pay its expenses in connection with Board of Directors fees, insurance costs, corporate overhead, certain audit and accounting fees, and legal and consulting expenses as incurred. The holding company has not paid any dividends to its shareholders since 2003, and management does not anticipate the payment of such dividends in the near future.

Since FIC is not current in its filing of financial information with the SEC, it does not have access to the public capital markets. Although FIC does not believe that it will need additional capital to fund its obligations through 2006, the unavailability of access to the public capital markets may adversely affect our ability to grow our business through acquisitions.

The ability of Investors Life to pay dividends to FIC and meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Investors Life can pay such dividends by (a) including the “greater of” standard for payment of dividends to shareholders and (b) requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of” standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the policyholder surplus or (ii) the insurer’s statutory net gain from operations for the previous year.

In June 2004, FIC, with the approval of the Texas Department of Insurance, created FIC Insurance Services, L.P., a service company subsidiary, and transferred to it many of the administrative functions of the insurance companies. The new service company charges Investors Life a monthly service fee that is calculated using a formula based on policies under management, new policies issued, managed assets, and other factors. Profits earned by the service company are paid as dividends to the holding company, providing an additional source of liquidity at the holding company level. Profits earned by the service company are expected to decrease in 2007, as fees will decline due to the sale of Family Life on December 29, 2006. This agreement with the service company was terminated by Family Life upon the sale of Family Life to The Manhattan Life Insurance Company.

Liquidity considerations at Investors Life are different in nature than for the holding company. Sources of cash for Investors Life consist of premium payments and deposits from policyholders and annuity holders, charges on policies and contracts, investment income, and proceeds from the sale of investment assets. These funds are applied primarily to provide for the payment of claims under insurance and annuity policies, payment of policy withdrawals, surrenders and loans, operating expenses, taxes, investments in portfolio securities, and shareholder dividends.

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawals. Deposit fund liabilities for universal life and annuity products as of December 31, 2006, were $453.7 million, compared to $483.1 million at December 31, 2005. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At December 31, 2006, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $340.0 million, represented insurance products, as compared to only $113.7 million of annuity product liabilities.

Since Investors Life holds a large portfolio of highly liquid publicly traded debt securities, raising cash through asset sales is available should other sources of liquidity fail to provide cash as needed. In this regard, however, Investors Life must be concerned about such sales at inopportune times, when adverse movements in interest rates may have depressed the market price of securities so that sales would result in the realization of significant losses. To guard against such an outcome, FIC’s management monitors benefits paid and surrenders of insurance products to provide projections of future cash requirements. Also as part of this monitoring process, FIC performs cash flow testing of assets and liabilities at each year-end to evaluate the match between the planned maturities of the insurance company assets and the likely liquidity needs of Investors Life over time. Such cash-flow testing, prescribed by insurance laws and regulations, models the likely performance of assets and liabilities over time, using a wide variety of future interest rate scenarios.

There can be no assurance that future experience regarding benefits and surrenders will be similar to the historic experience on which such cash-flow testing is based, since withdrawal and surrender levels are influenced by such factors as the interest-rate environment and general economic conditions as well as the claims-paying and financial strength ratings of Investors Life.

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

The following table summarizes information regarding FIC’s contractual obligations, including principal and interest where applicable, as of December 31, 2006. The amounts in the table are different than those reported in our consolidated balance sheet as of December 31, 2006 due to the consideration of interest on debt obligations. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including those related to duration, future mortality, and persistency. Because these estimates and assumptions are necessarily subjective, the amounts actually paid by the Company in the future may vary significantly due to the uncertainty of the timing of cash flows based on insurable events or policyholder surrenders.

Contractual Obligations	Total	Less than one year	One to three years	Four to five years	More than five years
	(in millions)
Long-term debt obligations (1)	$52.3	$1.4	$2.9	$2.9	$45.1
Operating lease obligations	3.7	2.6	0.8	0.2	0.1
Other long-term liabilities reflected on the consolidated balance sheet:
Policy liabilities (2)	1,236.2	98.2	190.0	172.3	775.7
Accrued pension benefit cost	1.6	-	-	-	1.6
Other policy claims and benefits (3)	6.9	6.9	-	-	-

Total	$1,300.7	$109.1	$193.7	$175.4	$822.5

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

Liquidity Experience

FIC’s overall liquidity experience in recent periods is reflected in its consolidated statements of cash flows, the highlights of which are summarized in the following table for continuing operations.

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Cash and cash equivalents at beginning of year	$36.9	$24.9	$46.9

Net cash provided by (used in) operating activities	24.9	(3.3)	17.1
Net cash provided by (used in) investing activities	20.2	48.0	(9.3)
Net cash provided by (used in) financing activities	(26.4)	(32.7)	(29.8)
Net increase (decrease) in cash	18.7	12.0	(22.0)

Cash and cash equivalents at end of year	$55.6	$36.9	$24.9

The increase of $18.7 million in cash and cash equivalents during 2006 was primarily due to cash provided by operating activities and by investing activities from the proceeds due to the sale of Family Life. The increase of $12.0 million in cash and cash equivalents during 2005 was primarily due to proceeds from the sales and maturities of invested assets, net of reinvestment of a portion of these proceeds. The decrease of $22.0 million in cash and cash equivalents during 2004 was primarily due to purchase of investments and cash used in financing activities to fund net cash outflows from contractholder deposits.

For the year ended December 31, 2006 net cash provided by operating activities was $24.9 million compared to net cash used in operating activities of $3.3 million, and net cash provided by operating activities of $17.1 million for the years ended December 31, 2005, and 2004, respectively. The primary changes noted between 2006 and 2005 were increases in other liabilities and deferred income taxes, and decreases in reinsurance receivables. The increase in other liabilities is the most significant change which is primarily related to amounts due for unsettled transactions for purchased securities of $15.2 million. The decrease in cash from operating activities in 2005 compared to 2004 was primarily the result of increases in agency advances and other receivables and decreases in policy liabilities and accruals and other liabilities.

Net cash provided by investing activities in 2006 and 2005 was $20.2 million and $48.0 million, respectively. Net cash used in investing activities in 2004 was $9.3 million. Net cash provided in 2006 is primarily related to the proceeds received upon the sale of Family Life, which due to the timing of the transaction, had not been reinvested into long-term securities as of December 31, 2006. Proceeds from the sales and maturities of fixed maturities and sales of investment real estate in 2005, combined with proceeds from short-term investments, provided substantially all of the cash from investing activities. As market interest rates began to rise subsequent to 2004, the majority of the proceeds obtained were invested in longer-term fixed maturity securities during 2005 and 2006.

Net cash used in financing activities totaled $26.4 million, $32.7 million and $29.8 million in 2006, 2005 and 2004, respectively. The most significant components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For 2006, 2005, and 2004, contractholder fund withdrawals exceeded deposits by $28.9 million, $32.7 million and, $29.8 million, respectively. The change in net withdrawals in 2006 was due to a decline in deposits in 2006 from 2005 of $2.2 million and a decline in withdrawals of $6.1 million for the same period. The change in net withdrawals in 2005 was due to a decline in deposits in 2005 from 2004 of $10.7 million and a decline in withdrawals of $7.9 million for the same period.

The significant decrease in contractholder fund deposits in 2006, 2005 and 2004 was largely due to the Company’s decision in 2004 to temporarily discontinue the sale of fixed annuity products, as previously described. Certain design features of the Company’s annuity products, coupled with competition in the annuity market and a low interest rate market environment led to this decision. Additionally, most of the Company’s marketing efforts are now focused on the sale of traditional insurance products, such as mortgage protection term and final expense products, as opposed to universal life insurance products. Total contractholder fund deposits, which include UL premiums and annuity deposits, for 2006, 2005, and 2004 were $27.7 million, $29.9 million, and $40.6 million, respectively.

Total contractholder fund withdrawals for 2006, 2005, and 2004, totaled $56.5 million, $62.6 million, and $70.5 million, respectively. Contractholder fund withdrawals are a normal part of the run-off of any company’s existing book of business. The higher withdrawals in 2004 could be impacted by the low market interest rate environment and the Company’s lowering of credited interest rates on certain annuity and universal life insurance products in response to lower investment rates.

Also included in 2006 financing activities is $2.5 million in cash provided from the sale of treasury stock. Immediately prior to the sale of Family Life to Manhattan Life, Family Life owned 324,320 shares of FIC common stock, which were reflected as treasury stock for consolidated financial statement purposes. Upon the sale of Family Life, these shares were recorded as a sale of treasury stock and are now reflected as outstanding FIC common stock shares in the accompanying consolidated financial statements as December 31, 2006. The $2.5 million received for the sale of these shares is an allocated portion of the total $28.0 million purchase price for Family Life.

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

Investments

The Company’s principal investments are in fixed maturity securities which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. Fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive income. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from a variety of external sources. The Company has a policy and process in place to identify securities that could potentially have an impairment that is other−than−temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. At the end of each quarter, all securities are reviewed where fair value is less than ninety percent of amortized cost for six months or more to determine whether impairments should be recorded. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other−than−temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost, (2) the financial position of the issuer, including the current and future impact of any specific events, and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss. There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other−than−temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other−than−temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

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

Future Policy Benefits

FIC’s liability for future policy benefits accounted for 12.0% of its total liabilities at December 31, 2006, or 18.7% after excluding liabilities associated with separate accounts. These liabilities for future policy benefits, referred to as reserves, are estimated using actuarial methods based on assumptions about future receipts of premiums, interest yields, investment returns, expenses, mortality, morbidity, and persistency. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue, and duration. They include estimates, shaped by judgment and experience, and have a substantial impact on the reported financial condition of the Company. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income in amounts which may be material.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above but nonetheless important to the understanding of the financial statements, are described in Note 1 to the accompanying consolidated financial statements.

New Accounting Pronouncements

The following pronouncements have been identified as those which could be applicable to the Company’s consolidated financial statements.

In September, 2005, the AICPA issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-1 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”). This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS No. 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 will be applied prospectively by the Company and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In March, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes − an Interpretation of FASB Statement No. 109” ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheets; and provides transition and interim period guidance, among other provisions. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 is to be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company will implement FIN 48 in the first quarter of 2007. Based upon the Company’s evaluation work completed to date, the Company expects to recognize a reduction to the January 1, 2007 balance of retained earnings of between $1.0 million and $1.5 million.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have a material effect on the Company’s consolidated financial position or results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

FIC’s principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments. For a discussion of the Company’s investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company’s insurance subsidiary, please refer to the sections entitled “Investment of Assets” in Item 1 of this report and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Operations - Financial Condition - Assets.”

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed income assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company’s consolidated balance sheet is estimated to be $26.1 million at December 31, 2006, and $26.6 million at December 31, 2005. For purposes of the foregoing estimate, fixed maturity investments were taken into account. The fair value of such assets was $521.0 million at December 31, 2006, and $525.2 million at December 31, 2005.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset-backed securities). The fair value of such securities was $106.3 million at December 31, 2006, and $121.1 million at December 31, 2005. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $8.6 million at December 31, 2006, and $17.9 million at December 31, 2005.

Separate account assets have not been included, because gains and losses on those assets generally accrue to the policyholders.

The Company does not use derivative financial instruments to manage its exposure to fluctuations in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Registrant have been filed as part of this report:

1.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated May 30, 2007.

2.	Consolidated Balance Sheets as of December 31, 2006 and 2005.

3.	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

6.	Notes to Consolidated Financial Statements.

7.	Consolidated Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls include controls designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer supervised and participated in the evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of the period covered by this report, due to the lack of formally documented disclosure policies and procedures and due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria established in Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that we did not maintain effective internal control over financial reporting. The Company’s assessment has identified the following material weaknesses of internal control over financial reporting:

Control Environment

The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its financial management organization and this material weakness contributed to the development of other material weaknesses described below. Principal contributing factors included:

•	Formal policies and procedures documenting management’s expectations have not been established or communicated consistently for all key business processes across the Company.

•	Control documentation is incomplete and inadequate to support management’s assertions related to Internal Controls over Financial Reporting.

•	A comprehensive anti-fraud program has not been established.

•	Unclear lines of authority and responsibility exist between the Board of Directors and management.

These deficiencies represented design deficiencies in internal control and in the aggregate resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Control Monitoring

The Company has not established adequate systems and processes for monitoring the Company’s internal controls over financial reporting. The Company does not have a sustainable process for periodically evaluating control design and operating effectiveness across the Company on an ongoing basis. The Company does not have an internal audit function to review financial reporting, compliance and operational controls and activities, review adequacy of remediation for known deficiencies, and provide guidance to the Company on significant control or accounting issues.

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Financial Close and Reporting

The Company’s processes for preparing the consolidated financial statements were not clearly defined and lacked the appropriate controls to ensure the completeness, accuracy, timeliness, appropriate valuation, and proper presentation and disclosure of financial transactions. This lack of financial reporting controls has resulted in the late filing of required interim and annual financial information.

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Reinsurance

The Company did not maintain effective controls to ensure that reinsurance premiums are computed with the terms of the reinsurance agreement, properly approved for payment and/or recorded in the proper period. These deficiencies represent an operating effectiveness deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Policy Holder Benefits

The Company did not have appropriate controls to ensure that supplemental contracts are accurately recorded in the general ledger. This deficiency represented an operating effectiveness deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Accounts Payable and Expenditures

The Company does not have appropriate controls in place to adequately control purchases and payments for goods and services of the company to include:

•	Appropriate segregation of duties within the accounts payable accounting application to ensure all payments are appropriately authorized and made for goods and services received.

•	Amounts posted to accounts payable are input and processed accurately and timely, and are recorded in the proper period.

•	All changes to the vendor master file are valid, accurate and processed timely.

These deficiencies represent an operating effectiveness deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

The Audit Committee of the Board of Directors engaged an independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), to audit management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Deloitte has completed their audit for fiscal year 2006 and has issued their opinions in the following report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Financial Industries Corporation
Austin, Texas

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Financial Industries Corporation and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Control Environment

The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its financial management organization and this material weakness contributed to the development of other material weaknesses described below. Principal contributing factors included:

•	Formal policies and procedures documenting management’s expectations have not been established or communicated consistently for all key business processes across the Company.

•	Control documentation is incomplete and inadequate to support management’s assertions related to Internal Controls over Financial Reporting.

•	A comprehensive anti-fraud program has not been established.

•	Unclear lines of authority and responsibility exist between the Board of Directors and management.

These deficiencies represented design deficiencies in internal control and in the aggregate resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Control Monitoring

The Company has not established adequate systems and processes for monitoring the Company’s internal controls over financial reporting. The Company does not have a sustainable process for periodically evaluating control design and operating effectiveness across the Company on an ongoing basis. The Company does not have an internal audit function to review financial reporting, compliance and operational controls and activities, review adequacy of remediation for known deficiencies, and provide guidance to the Company on significant control or accounting issues.

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Financial Close and Reporting

The Company’s processes for preparing the consolidated financial statements were not clearly defined and lacked the appropriate controls to ensure the completeness, accuracy, timeliness, appropriate valuation, and proper presentation and disclosure of financial transactions. This lack of financial reporting controls has resulted in the late filing of required interim and annual financial information.

These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Reinsurance

The Company did not maintain effective controls to ensure that reinsurance premiums are computed with the terms of the reinsurance agreement, properly approved for payment and/or recorded in the proper period. These deficiencies represent an operating effectiveness deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Policy Holder Benefits

The Company did not have appropriate controls to ensure that supplemental contracts are accurately recorded in the general ledger. This deficiency represented an operating effectiveness deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Accounts Payable and Expenditures

The Company does not have appropriate controls in place to adequately control purchases and payments for goods and services of the company to include:

•	Appropriate segregation of duties within the accounts payable accounting application to ensure all payments are appropriately authorized and made for goods and services received.

•	Amounts posted to accounts payable are input and processed accurately and timely, and are recorded in the proper period.

•	All changes to the vendor master file are valid, accurate and processed timely.

These deficiencies represent an operating effectiveness deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and our report dated May 30, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change of its accounting method for defined benefit pension plans as required by accounting guidance which the Company adopted on December 31, 2006.

DELOITTE & TOUCHE LLP

Dallas, Texas
May 30, 2007

Change in Internal Controls over Financial Reporting

During 2006, the Company continued its ongoing efforts to remediate internal control deficiencies. While management dedicated itself to improving the Company’s internal controls over financial reporting, the nature of the outstanding material weaknesses prevented complete remediation prior to December 31, 2006. The following are some of the major actions management has taken in 2006 to address some of the material weaknesses previously identified in the Company’s 2005 Form 10-K:

•	Improved the ratio of accounting resources versus workload and improved upon the retention of evidence to prove the performance of internal controls.

•	Completed a high-level risk assessment which included identifying entity-level risks and establishing risk mitigation strategies for each.

•	Resolved segregation of duties issues in the areas of: Financial Close and Reporting, Reinsurance and Human Resources.

•
Improved procedures surrounding reconciliations, including retention of appropriate evidence of proper review and approval. In addition, new reconciliation activities were implemented to ensure accurate payment of daily agent commissions and advance payments.

•	Monitoring of service providers was improved in the areas of: payroll, reserves, tax and separate accounts.

•	Improved the retention of evidence related to the monitoring of fixed asset changes.

•
Improved its reinsurance internal controls by implementing processes to automate the reconciliation of policy master reinsurance information with the information contained on the reinsurance self-administered billing statements. Although improvements have been made in reinsurance internal controls, a material weakness remains and additional remediation is necessary in order to improve controls concerning the accuracy of computed reinsurance premiums.

•
Established new processes to improve the integrity of data related to policyholder information. Policy master record counts were automatically reconciled monthly, which included monitoring summary and detail reports, and detail policy activity reports were created in order to improve policy data monitoring.

In addition to the above actions, during the last quarter of 2006, the Company sold one of its insurance subsidiaries, Family Life Insurance Company, to Manhattan Life. The result of this sale will reduce the effort that will be required to remediate some of the above material weaknesses.

The Company plans to continue its deficiency remediation activities as outlined in the Company’s internal controls deficiency remediation plan in order to eliminate all of the above material weaknesses by the end of 2007. Some of the major planned remediation activities are:

•
Establish an Internal Audit function by the end of the 2nd quarter of 2007 and establish an independent experienced Internal Controls Coordinator by the end of the 3rd quarter of 2007. The establishment of these positions will enable the Company to create a sustainable process for evaluating the design and operating effectiveness of its internal controls on an ongoing basis.

•	Establish a Company Anti-Fraud Program by the end of the 3rd quarter of 2007 to reduce the risk of fraudulent acts.

•	Establish a formal internal controls education program by the end of the 3rd quarter of 2007 to improve internal controls awareness throughout the organization.

•
Ensure that all departments have current policies and procedures formally documented by the end of 2007. The Company also plans to ensure that such policies and procedures are thoroughly disseminated to all affected parties. This will include formally establishing policies that clearly document the responsibilities and limits of authority for both management and the Board of Directors.

•
For the Financial Close and Reporting area, all of the procedures in this area will be re-examined and re-engineered as necessary to promote completeness, accuracy, timeliness, efficiency, and improve fraud prevention and detection. New controls will also be added to improve monitoring of all procedures to ensure that they are performed as intended. Formal documentation will be established to define the new policies and procedures surrounding those functions. The Company will begin implementation of these changes in the 2nd quarter of 2007 and intends to complete these changes effective with the closing and reporting activities for the 4th quarter of 2007.

•	New disclosure policies and procedures will be formally adopted and implemented by the end of the 3rd quarter of 2007 to ensure complete, timely and accurate disclosures are published when required.

•	Review, correct and improve all internal controls documentation by the end of the 3rd quarter of 2007.

•	By the end of the 3rd quarter of 2007, controls will be established to ensure accurate computation of reinsurance premiums in accordance with all reinsurance treaties.

•	New procedures will be implemented in the 2nd quarter of 2007 to ensure supplemental contract payments are properly reviewed and accurately recorded in the general ledger.

•
In the accounts payable area, duties will be segregated appropriately by the end of the 2nd quarter of 2007 in order to properly control expenditures and changes to the vendor master file. In addition, in order to improve general ledger security, the Company intends to install a new release of its general ledger system early in the 4th quarter of 2007. This new software release contains improved security features as well as other business related enhancements.

•
By the end of the 3rd quarter of 2007, the Company will implement appropriate controls to ensure that purchases and payments for goods and services are properly authorized and posted properly to the general ledger.

ITEM 9B. OTHER INFORMATION

Not applicable.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The members of the Board of Directors of FIC are as follows:

John D. Barnett, 64, has been a director of FIC since July 1991. He has served on several committees of the Board, including the Audit Committee. He currently serves on the Investment Committee and the Nominations/Governance Committee. He is Senior Vice President-Investments of Investment Professionals, Inc., a broker-dealer located in San Antonio, Texas. He has been with Investment Professionals since 1996. From February 1999 to July 2003 he was a principal in that firm and headed its Fixed Income Division. Previously, from 1983 to 1996, Mr. Barnett was associated with Prudential Securities, Inc., where he served both institutional and individual clients. At the time he left Prudential, he was First Vice President-Investments. He has completed the NASD registered principal and investment advisor examination requirements and holds life and health insurance and variable annuity licenses. Mr. Barnett is a director of a non-profit organization. He is a graduate of Howard Payne University and earned an M.A. degree from Texas State University.

Patrick E. Falconio, 66, has been a director of FIC since August 2003. He serves on the Executive Committee, the Compensation Committee and is the Chairman of the Investment Committee. Mr. Falconio served as executive vice president and chief investment officer of Aegon USA, Inc. from 1987 through his retirement in 1999. Prior to that he worked at Life Investors Insurance Company, Lincoln National Life Insurance Company, and Prudential Insurance Company. In May 2004, Mr. Falconio was elected to the board of directors of Penn Treaty America Corp. He has a bachelors degree from Duquesne University and an MBA from the University of Georgia.

Richard H. Gudeman, 68, has been a director of FIC since August 2003. He serves on the Audit Committee, the Compensation Committee, and the Marketing Committee of the Board of Directors. Mr. Gudeman served as executive vice president at SunGard Insurance Systems, Inc., and as an actuary at Country Life Insurance Co., Washington National Insurance Co., State Farm Life Insurance Co. and Federal Life Insurance Co. over the last 30 years. He has a bachelors degree from Illinois State University and a masters degree from Northeastern University.

R. Keith Long, 59, has been Chairman of the Board of FIC since August 22, 2003. He serves on the Executive Committee, the Nominations/Governance Committee and the Investment Committee of the Board of Directors. Mr. Long has served as president of Otter Creek Management Inc., an investment advisory firm that manages investment funds, since founding it in 1991. From 1983 through January 1991, he worked at Morgan Stanley in its capital markets division. As chairman of the board of Financial Institutions Insurance Group, he oversaw its sale in a leveraged buy-out in 1996. Mr. Long has bachelors and MBA degrees from Indiana University.

Robert A. Nikels, 67, has been a director of FIC since November 1, 2005. He serves on the Audit Committee, the Investment Committee and the Marketing Committee of the Board of Directors. Mr. Nikels is a retired insurance executive with more than 31 years experience in the life, annuity and health insurance business. He began his career as an actuarial student with the Lincoln National Life Insurance Company, becoming a Fellow of the Society of Actuaries in 1968. At Lincoln National he held various actuarial and management positions and retired as Senior Vice President Product Management in 1995. Mr. Nikels filled the director position left vacant by the resignation of Salvador Diaz-Verson, Jr. in July 2005. The resignation of Mr. Diaz-Verson, Jr. was announced in a Current Report on Form 8-K filed by the Company on July 18, 2005. Mr. Nikels has a bachelors degree from Bradley University and a masters degree from the University of Illinois.

Lonnie Steffen, 57, has been a director of FIC since August 2003 and is Chairman of the Audit Committee. He also serves on the Executive Committee of the Board of Directors. He has served as president and chief financial officer of Dearborn Risk Management since 1997. From 1991 through 1997 he served as chief financial officer of Financial Institutions Insurance Group. From 1986 through 1991, he served as chief financial officer of First Reinsurance Co. of Hartford. A certified public accountant, Mr. Steffen has a bachelors degree from Northern Illinois University.

Kenneth S. Shifrin, 58, has served as a director of FIC since June 10, 2003. He serves on the Executive Committee, the Audit Committee, and the Nominations/Governance Committee of the Board of Directors. Since 1985, he has worked for and most recently serves as Chairman of the Board and CEO of American Physicians Service Group, Inc., a management and financial services firm that provides medical malpractice insurance services for doctors and brokerage and investment services to institutions and high net worth individuals. He has served as CEO since 1989 and served as its President from 1989 to April 2007. Mr. Shifrin served as Chairman of Prime Medical Services, Inc. from 1989 until November 2004, when that company merged with HealthTronics, Inc. Following the merger and until March, 2006, Mr. Shifrin was Vice Chairman of the Board of Directors of HealthTronics, a company which provides healthcare services, primarily to the urology community, and manufactures various medical devices. Mr. Shifrin is currently a director of HealthTronics. From 1977 to 1985, Mr. Shifrin was employed at Fairchild Industries Corporation, most recently as the Vice President of Finance and Contracts at Fairchild Aircraft Corporation, a subsidiary of Fairchild Industries Corporation. From 1973 to 1976, Mr. Shifrin was a Senior Management Consultant with Arthur Andersen & Company. He is a graduate of Ohio State University where he received a Bachelors and Masters in Business Administration. Mr. Shifrin is a member of the World Presidents Organization.

Eugene J. Woznicki, 65, has been a Director of FIC since June 10, 2003. He chairs the Compensation Committee and the Marketing Committee of the Board of Directors. Mr. Woznicki is currently President of North American Life Plans, LLC, which is a marketing company specializing in the development of products that fill all the financial needs of the Senior Market. Previously, he served as President of National Health Administrators, the largest privately held insurance agency specializing in long-term care insurance, from 1997 to March 2004. From 1995 to 1997, he served as a vice president of National Health Administrators. From 1992 to 1994, Mr. Woznicki was the Vice President-Special Projects of Purolator Products, Inc., one of the largest filter companies in the world. Mr. Woznicki was the founder and President of Nicki International Inc., a construction management firm completing industrial, commercial and residential projects worldwide, from 1978 to 1992. Mr. Woznicki is a graduate of Widener University where he also did graduate studies in business administration. Mr. Woznicki served as an advisory director to the School of Industrial Engineering, Texas Tech University, from 1988 to 1994.

Executive Officers of the Registrant

The executive officers and other significant employees of FIC as of March 31, 2007 are as follows:

Name	Position	Age
William B. Prouty	Chief Executive Officer	61
Michael P. Hydanus	Executive Vice President and Chief Operations Officer	55
Vincent L. Kasch	Chief Financial Officer	45
William J. McCarthy	Senior Vice President and Chief Actuary	60

Mr. Prouty joined FIC in February 2007 as Chief Executive Officer, replacing Michael P. Hydanus, who had served as Interim President and Chief Executive Officer of the Company since November 2005. Mr. Prouty is a partner at DLB Capital, LLC, a private equity and financial services advisory firm and has over 35 years experience in the insurance industry. From January 2005 to September 2006, Mr. Prouty worked as a consultant assisting a variety of private equity and industry clients. From February 2003 to December 2004, Mr. Prouty served as the Executive Vice President, Insurance Operations at the Conseco Insurance Group and then was Chief Operating Officer of Bankers Life & Casualty, Conseco’s largest autonomous subsidiary. From June 2000 to February 2003, Mr. Prouty was Chief Executive Officer of Campus Technology Solutions, a public-private joint venture between the University of Louisville and Novell, Inc. In 1998, Mr. Prouty joined Novalis Corporation where he was Chief Operating Officer until the sale of the company in 2000. From 1993 to 1998 he was with Harvard Pilgrim Health Care, most recently as Senior Vice President of Customer Service. From 1986 to 1993, Mr. Prouty was a Partner with Ernst & Young. He has a BS in Corporate Finance from Miami University, Oxford, Ohio.

Mr. Hydanus joined FIC in May, 2005 as Senior Vice President-Operations. Mr. Hydanus served as the Interim President and Chief Executive Officer of FIC from November 5, 2005 until Mr. Prouty’s appointment as Chief Executive Officer on February 1, 2007, at which time Mr. Hydanus was named Executive Vice President and Chief Operations Officer of the Company. Mr. Hydanus has over 20 years of management experience in the life insurance and consulting industries. From February 2001 to the present, he served as President, Sage Consulting Group, LLC a management consulting organization specializing in the areas of corporate operations and information technology effectiveness. His consulting practice included many well known national clients including the largest health benefit organization in the U.S., an industry leading insurance policy administration systems vendor and a technology services provider. He was Chief Operating Officer and Chief Information Officer of Security First Group (a MetLife Company) from 2000 to 2001. Prior to that, he served as the Chief Information Officer for the Baltimore Life Companies from 1998-2000 and the Senior Vice President, COO / CIO for Delta Life & Annuity from 1996-1998. From 1980 to 1995 Mr. Hydanus held several senior management positions with the National Guardian Life Insurance Group in Madison, WI. In his early career Hydanus held management and technical positions in the electric utility, savings and loan and food distribution industries. Mr. Hydanus received a B.A. in Business Administration from Lakeland College. He is a Fellow in the Life Management Institute and is in the process of earning his Chartered Life Underwriter and Chartered Financial Consultant certifications.

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

Mr. McCarthy joined FIC in February 2007 as Senior Vice President and Chief Actuary. He is an experienced actuary with a broad background in fixed and variable annuities (deferred and immediate), universal life, traditional life, pensions, group coverages, reinsurance treaties, asset/liability management, and financial projections and modeling. From 2004 to 2006, Mr. McCarthy was Vice President and Chief Actuary of Citizens, Inc., in Austin, Texas, where he developed an international portfolio of twelve traditional life products. From 1994 to 2002, he was Vice President and Chief Actuary at London Pacific Life and Annuity in Raleigh, NC. Mr. McCarthy has a bachelors degree in mathematics from Worcester Polytechnic Institute and a masters degree in actuarial science from Northeastern University. He is a Fellow of the Society of Actuaries and Member of the American Academy of Actuaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 2006, through December 31, 2006, all reports required by Section 16(a) to be filed by its directors, officers and greater than ten percent beneficial owners were filed on a timely basis.

Code of Ethics

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

Director Nominations

In assessing the qualifications of candidates for director, the Nominating/Governance Committee considers, in addition to qualifications set forth in the Company’s bylaws, each potential nominee’s personal and professional integrity, experience, reputation, skills, ability and willingness to devote the time and effort necessary to be an effective board member, and commitment to acting in the best interests of the Company and its shareholders. Also the Committee considers whether or not a candidate may have professional or personal experience relevant to the Company’s business and industry. The Committee also considers requirements under the listing standards of the Nasdaq Stock Market, Inc. for a majority of independent directors, as well as qualifications applicable to membership on Board committees under the listing standards and various regulations. The Committee makes recommendations to the Board, which in turn makes the nominations for consideration by the shareholders.

The Nominating/Governance Committee considers candidates for nomination to the Board of Directors from a number of sources. Current members of the Board of Directors are considered for re-election unless they have notified the Company that they do not wish to stand for re-election. The Nominating/Governance Committee also considers candidates recommended by current members of the Board of Directors, members of management or eligible shareholders. From time to time, the Board may engage a firm to assist it in identifying potential candidates, although the Company did not engage a firm to identify any of the nominees for director to be elected at the 2006 Annual Meeting. The extent to which the Nominating/Governance Committee dedicates time and resources to the consideration and evaluation of any potential nominee brought to its attention depends on the information available to the Committee about the qualifications and suitability of the individual, viewed in light of the needs of the Board, and is at the Committee’s discretion. Recognizing the contribution of incumbent directors who have been able to develop, over a period of time, increasing insight into the Company and its operations and, therefore, provide an increasing contribution to the Board as a whole, the Nominating/Governance Committee reviews each incumbent director’s qualifications to continue on the Board in connection with the selection of nominees to take office when that director’s term expires, and conducts a more detailed review of each director’s suitability to continue on the Board following expirations of the director’s term.

Audit Committee and Audit Committee Financial Expert

The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities with respect to (i) the annual financial information to be provided to shareholders and the SEC, (ii) the system of internal controls that management has established, and (iii) the internal and external audit process. The independent auditors report directly to the Committee, which pre-approves all services that the auditors provide. In addition, the Audit Committee provides an avenue for communication between the independent accountants, financial management and the Board. Each of the members of the Audit Committee is “independent”, as defined by the current listing standards of Nasdaq. The members of the Audit Committee are Lonnie Steffen (Chairman), Richard H. Gudeman, Kenneth S. Shifrin, and Robert A. Nikels.

The Board of Directors has determined that Lonnie Steffen, who has chaired the Committee since August 2003, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC, and is “independent” as such term is defined in Item 7(d)(3)(iv) of Schedule 14A.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Financial Industries Corporation (for purposes of this Compensation Discussion and Analysis, also referred to as the "Company") is a holding company engaged primarily in the life insurance business through its ownership of Investors Life. At December 31, 2006, the Company (including its subsidiaries) had 98 employees, all of whom worked in the Company’s home office operations. Financial Industries Corporation's executive officers are the members of its management group. The Board of Directors has determined that the members of management group are the only persons, other than directors, who have the authority to participate in major policy-making functions of the company and its direct and indirect subsidiaries. As of December 31, 2006, Financial Industries Corporation had two executive officers (“Executives”).

The Compensation Committee of the Board of Directors has the responsibility for establishing the Company’s compensation principles and strategies and designing a compensation program for executive officers. The committee is currently comprised of three directors. Eugene J. Woznicki, chairman, has served on the Compensation Committee since August 2003. Richard H. Gudeman has served since March 2004, and Patrick E. Falconio has served since January 2007.

Objectives of Compensation Program

The primary objective of our compensation program is to provide a total compensation package for Executives in a way that reinforces decisions and actions which will drive long-term sustainable growth, which in turn leads to increased shareholder value.

What Our Compensation Program is Designed to Reward

The Compensation Committee focuses on the goals of the business and designs rewards programs that recognize business achievements it believes are likely to promote sustainable growth. The Compensation Committee believes compensation programs should reward Executives who take actions that are best for the long-term performance of the Company while delivering positive annual operating results.

The Compensation Committee combines this approach with an integrated performance management process that includes strategies, business planning, and individual performance in order to closely link executive compensation to the interests of shareholders. The Compensation Committee also takes into consideration external market practices.

Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. We do not currently engage any consultant related to executive compensation matters.

Elements of Our Compensation Plan and How It Relates to Our Objectives

Currently the Compensation Committee uses short-term compensation (salary and incentive bonus payment) and long-term compensation (stock based plan awards such as restricted stock awards or stock options) to achieve its goal of driving sustainable growth. The Compensation Committee uses its judgment and experience in determining the mix of compensation. The Compensation Committee also informs itself of market practices and uses market data for context and a frame of reference for decision making. Base salary and incentive bonus payments are determined and paid annually and are designed to reward current performance. Equity incentive plan awards such as restricted stock awards are designed to reward longer term performance. The Compensation Committee reviews total short-term and long-term compensation annually. In allocating among these categories, the Compensation Committee currently believes that the Executives should receive a greater portion of their compensation in base salary due to the continuing efforts of the Company to become current in its financial filings and to develop a business plan for the future operation of the Company.

During 2006, the Company employed two executive officers, Michael P. Hydanus as Interim CEO and Vincent L. Kasch as CFO. Possible compensation for these individuals included short-term compensation in the form of a base salary and potential annual incentive award and long-term compensation in the form of stock-based compensation under the FIC Incentive Stock Plan which is subject to shareholder approval.

Short-Term Compensation

Salaries. A base salary is important in attracting exceptional Executives and provides a secure base of cash compensation. Increases are not preset and the Committee reviews corporate goals and objectives relevant to the compensation of the Executives, evaluates the performance of him or her in light of those goals and objectives, and recommends to the Board the compensation levels based on such evaluations.

Base salaries of the Executives were established at levels that the Committee believes are appropriate after consideration of each Executive’s responsibilities and salaries offered at similar companies in the insurance industry.

Annual Incentive Awards. The annual incentive bonus payments are paid in cash. Actual awards are based on individual performance. Individual performance is determined based on performance of the individual in light of his or her preset objectives. The Compensation Committee may also take into account additional considerations that it deems fundamental. Depending on the Executives’ responsibilities, performance is set and measured at the corporate level or a combination of corporate or operating level, as appropriate.

Using these guidelines, the Compensation Committee reviewed our fiscal 2006 results and evaluated the performance of each of our Executives. Based on such evaluations, the Compensation Committee determined the annual incentive bonus payment for each. For the years 2004, 2005 and 2006, the Committee recommended minimal bonus awards. As mentioned above, this decision reflected the continuing efforts of the Company to become current in its financial filings and to develop a business plan for the future operation of the Company.

Long-Term Compensation

The long-term incentive compensation that the Compensation Committee generally employs is the granting of stock options and restricted stock awards. The purpose of granting such awards is to provide a significant potential value that reinforces the importance of creating value for the shareholders of the Company.

The long-term incentive compensation is intended to motivate executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the interests of our shareholders. In 2004 and 2005, the Committee recommended stock options for each of the executives who were employed during that period.  The Committee also, at its discretion, may recommend the award of shares of restricted stock.  These awards are conditioned upon approval of the Incentive Stock Plan (hereinafter referred to as “FIC Incentive Stock Plan”) by the shareholders of the Company.

Incentive Stock Plan. On May 4, 2004, the Board adopted the FIC Incentive Stock Plan, subject to the approval of the plan by the shareholders of the Company. The plan provides for the award of incentive stock options, non-qualified stock options, or restricted stock to Key Employees.

The FIC Incentive Stock Plan is intended to align the interests of our employees with the interests of our shareholders. The FIC Incentive Stock Plan is designed to increase employees’ proprietary interests in the Company and provide incentives directly linked to increases in shareholder value. The FIC Incentive Stock Plan is also intended to strengthen our ability to attract and retain talented employees.

Key Employees of FIC or any designated subsidiary are eligible to be considered for awards under the FIC Incentive Stock Plan. The Plan defines Key Employees as those whose responsibilities and decisions, in the judgment of the Compensation Committee, directly affect the performance of the Company and its subsidiaries. The Compensation Committee will, from time to time, make recommendations to the Board as to persons eligible to participate in the FIC Stock Incentive Plan. The Board will consider the recommendations of the Compensation Committee and determine the terms and conditions of any benefits granted under the FIC Incentive Stock Plan to participants.

The FIC Incentive Stock Plan will be administered by the Compensation Committee or such other committee as determined by the Board of Directors. The Committee has authority to interpret the FIC Incentive Stock Plan, to adopt rules and regulations in order to carry out the terms of the FIC Incentive Stock Plan and to make determinations in connection with the FIC Incentive Stock Plan and benefits as it may deem necessary or advisable.

The FIC Incentive Stock Plan provides for the granting to Key Employees of incentive stock options, which are intended to comply with Section 422 of the Internal Revenue Code, and non-qualified stock options.

This plan also provides for the granting of restricted stock awards to employees. Restricted stock awards are grants of Common Stock transferred to participants subject to restrictions on the sale or other disposition of the shares before the occurrence of a specified event. The Board of Directors will determine the terms, conditions and restrictions applicable to a grant of a restricted stock award.

The Company did not make any grants of awards to its named executive officers under the Incentive Stock Plan during its fiscal year ended December 31, 2006.

Perquisites and Other Personal Benefits

Generally, the Company provides modest perquisites and other personal benefits, and only with respect to benefits or services that are designed to assist Executives in being productive and focused on their duties, and which management and the Compensation Committee believe are reasonable and consistent with the Company's overall compensation program. Management and the Compensation Committee periodically review the levels of perquisites or personal benefits provided to Executives. Given the importance of developing business relationships to our success, our Executives are also reimbursed for initiation fees and dues they incur for club memberships deemed necessary for business purposes. During its fiscal year ended December 31, 2006, the Company provided no perquisites or other personal benefits to its named executive officers.

Compensation for the Executives

Annually, the Compensation Committee reviews the Executives’ performance against individual objectives such as business results versus preset business objectives, annual financial performance goals and our strategic performance initiatives. The Compensation Committee then decides on their incentive bonus payments after considering input by the full Board. During 2006, our Interim CEO, Michael P. Hydanus, was a party to an employment agreement governing the terms of his compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2006. This report was adopted on April 19, 2007, by the Compensation Committee of the Board of Directors:

Eugene J. Woznicki, Chairman
Patrick E. Falconio
Richard H. Gudeman

Summary Compensation Table

The following table sets forth information, for the years ended December 31, 2006, concerning the compensation of the Company’s chief executive officer and the other most highly compensated executive officers (the “named executive officers”) who were serving as executive officers at the end of 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Michael P. Hydanus, Interim President and CEO	2006	$288,724 (1)	$5,000	-	-	-	-	$6,775	$300,499

Vincent L. Kasch, CFO	2006	$178,919 (1)	$10,000	-	-	-	-	$10,089	$199,008

(1)	This amount is slightly less than the negotiated salary as a result of the payroll conversion to payments in arrears.

(2)	Represents amounts contributed under the InterContinental Life Corporation Employees Savings and Investment Plan (“401K Plan”).

The following employment agreements were in effect during 2006 with respect to the individuals listed in the Summary Compensation Table:

Michael P. Hydanus. In connection with his election as Senior Vice President-Operations, Mr. Hydanus received a letter from FIC, dated April 19, 2005, which set forth the initial terms of his employment with FIC (the “COO Employment Letter”). The COO Employment Letter provided that Mr. Hydanus may receive long-term incentives in the form of a grant of options to purchase 15,000 shares of FIC common stock at an exercise price equal to the fair market value on the date that the options are granted. The option provision was conditional upon the approval of an equity option plan by the shareholders of FIC. Accordingly, such options may be granted only following shareholder approval of the equity option plan and approval by the Company’s Compensation Committee of a grant of options.

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

On January 5, 2006, in connection with his agreement to serve as Interim President and Chief Executive Officer of the Company, Mr. Hydanus received a letter, effective October 15, 2005, from FIC which set forth terms of such appointment (the “Employment Letter”). Pursuant to the Employment Letter, Mr. Hydanus agreed to assume all of the duties and responsibilities of Chief Executive Officer of the Company and to continue those duties until (1) he was appointed Chief Executive Officer of the Company permanently by the Board of Directors of FIC or (2) another person was appointed Chief Executive Officer of the Company by the Board of Directors of FIC, in its discretion, and Mr. Hydanus was reassigned to assume his duties as Chief Operating Officer of the Company pursuant to the COO Employment Letter. The Employment Letter amended and restated the COO Employment Letter, provided that to the extent that any terms of the COO Employment Letter do not conflict with the Employment Letter, such terms of the COO Employment Letter continue in full force and effect. The terms of the Employment Letter were effective for the period Mr. Hydanus served as Interim Chief Executive Officer, which terminated upon the appointment of William Prouty as the Company’s Chief Executive Officer on February 1, 2007.

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

Vincent L. Kasch. In connection with his election as Chief Financial Officer, Mr. Kasch received a letter which set forth the terms of his employment with FIC (the “Employment Letter”). The Employment Letter provides that he may receive long-term incentives in the form of a grant of non-qualified stock options to purchase 20,000 shares of FIC common stock. The purchase price for each share subject to the option is equal to $13.25, which was the fair market value of a share of FIC common stock as of March 15, 2004, the effective date of his employment. Mr. Kasch was vested in 5,000 of the options on the first anniversary of his acceptance of the employment offer, and an additional 5,000 of the options on each of the following three such anniversaries. The options will vest immediately in the event of an acquisition of more than 50% of the Company’s stock by a single shareholder (or affiliated shareholders) or a change in the majority of the members of the Company’s Board of Directors within a six-month period. The option grant is subject to the approval of the shareholders of FIC. As of the date of this report, the Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval.

On September 7, 2006, Mr. Kasch received a letter from FIC which set forth the parties’ agreement with respect to a possible future Change of Control of the Company (as defined in such letter). If a Change of Control occurs and Mr. Kasch is terminated without cause within twelve months after such Change of Control, his then-current bi-weekly salary and benefits, will continue to be paid by the Company for twelve months following his date of termination; provided, however, that to the extent such 12-month continuation period would otherwise extend beyond March 15th of the calendar year following the calendar year in which the termination occurs, any remaining payments that would otherwise be made to Mr. Kasch after March 15th of the following calendar year will be accelerated and paid in a lump sum on March 15th of the following calendar year.

Additional Employment Agreements in 2007

William B. Prouty. FIC engaged Mr. Prouty pursuant to the CEO Engagement Agreement, dated February 1, 2007. Under the terms of the CEO Engagement Agreement, Mr. Prouty will serve as the Chief Executive Officer of FIC from February 1, 2007 to January 31, 2008, unless terminated earlier in accordance with the CEO Engagement Agreement. Mr. Prouty will be paid a salary of $400,000 per year and will be provided an apartment and car in Austin, Texas. Additionally, if there is a Change of Control (as defined in the CEO Engagement Agreement) and certain conditions are satisfied, Mr. Prouty would be paid $600,000. FIC and Mr. Prouty also entered into the Stock Option Agreement on February 1, 2007 pursuant to which Mr. Prouty was issued an option to purchase 150,000 shares of the common stock of FIC at a price of $7.45 per share. Fifty percent (50%) of the option vested on February 1, 2007, and the remaining fifty percent (50%) will vest on June 21, 2007. The option expires on June 21, 2009. (see also Item 13 - Certain Relationships and Related Transactions - Related Party Transactions in 2006).

William J. McCarthy. In connection with his employment as Senior Vice President and Chief Actuary, Mr. McCarthy received a letter which set forth the terms of his employment with the Company (the “Employment Letter”). The Employment Letter provides that Mr. McCarthy will be paid a base salary of $190,000 per year and will be eligible for an annual incentive reward based on specific requirements agreed upon in advance between the CEO and Mr. McCarthy. The Employment Letter also provides that he may receive long-term incentives in the form of a grant of options to purchase 15,000 shares of the Company’s common stock at an exercise price equal to the fair market value on the date that the options are granted. The option provision is conditional upon the approval of an equity option plan by the shareholders of the Company. Accordingly, such options would be granted only following shareholder approval of the equity option plan and approval by the Company’s Compensation Committee of a grant of options. Said employment letter is terminable at any time by either the Company or Mr. McCarthy.

On May 2, 2007, Mr. McCarthy received a letter from FIC which set forth the parties’ agreement with respect to a possible future Change of Control of the Company (as defined in such letter). This agreement applies if a Change of Control of FIC or Investors Life Insurance Company of North America occurs, and Mr. McCarthy is terminated without cause (as defined in the Agreement) within twelve months after such Change of Control. The Agreement provides that in such an event, Mr. McCarthy’s then-current bi-weekly salary and benefits, including but not limited to health and life insurance, will continue to be paid by the Company for twelve months following his date of termination or until such time that he is actively employed, whichever comes first.

Grants of Plan-Based Awards in 2006

The Company did not make any grants of awards to its named executive officers under any equity compensation plan during its fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End 2006

The following table sets forth information concerning outstanding equity awards of the named executive officers as of December 31, 2006. As noted above, such option grants are subject to the approval by the shareholders of FIC of the FIC Incentive Stock Plan. No stock options were exercised during 2006 by any named executive officers. Since the market value of FIC common stock as of December 31, 2006, was less than the option prices, the table below does not include information pertaining to the value of unexercised in-the-money options.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options Earned	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Vincent L. Kasch (1)	-	20,000	-	$ 13.25	Mar 2014	-	-	-	-

Michael P. Hydanus (2)	-	-	-	-	-	-	-	-	-

(1) Includes options granted by FIC in March 2004 to Vincent L. Kasch, in connection with his election as Chief Financial Officer of FIC as follows: an option to purchase 20,000 shares of its common stock at a per share price of $13.25. The grant was conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grants would be made. Mr. Kasch was vested in 5,000 of the options on the first anniversary of his acceptance of the employment offer, and an additional 5,000 of the options on each of the following three such anniversaries. The options will vest immediately in the event of an acquisition of more than 50% of the Company’s stock by a single shareholder (or affiliated shareholders) or a change in the majority of the members of the Company’s Board of Directors within a six-month period. As of the date of this report, the Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval.

(2) In connection with the election of Mr. Hydanus as Senior Vice President - Operations of FIC in May 2005, the Board of Directors agreed to grant Mr. Hydanus an option to purchase 15,000 shares of FIC’s common stock upon the approval of the Incentive Stock Plan by the shareholders of FIC. The exercise price of such options will be equal to the fair market value of FIC’s common stock on the date of such grant, and one-third of the options will be deemed vested on each of the first three anniversaries of Mr. Hydanus’ acceptance of the employment offer. Subject to shareholder approval of the Incentive Stock Plan, the options will vest immediately upon a Change of Control (as defined in Mr. Hydanus’ COO Employment Letter). As of the date of this report, the Incentive Stock Plan has not yet been presented to the shareholders of FIC for approval, and accordingly, the Company has not granted any options to Mr. Hydanus. In previous public filings made by the Company, it was incorrectly disclosed that Mr. Hydanus received a grant, in May 2005, of an option to purchase 15,000 shares of FIC’s common stock at a per share exercise price of $8.50.

Option Exercises and Stock Vested in 2006

No stock options were exercised and no stock awards vested with respect to the named executive officers during the fiscal year ended December 31, 2006.

Pension Benefits in 2006

Neither Executive received payments or other benefits at, following, or in connection with his retirement.

Nonqualified Deferred Compensation in 2006

The Company currently has no plan that provides for nonqualified deferred compensation.

Potential Payments Upon Termination or Change in Control

The following summaries set forth the potential payments and benefits that would be provided to each of our named executive officers upon termination of their employment or a change in control of the Company under the executive’s employment agreement, if any, and our other compensation plans and programs.

Michael P.  Hydanus

Pursuant to the terms of his COO Letter, Mr. Hydanus may be entitled to certain payments and benefits upon a termination of his employment or a change in control of the Company, as described below. Mr. Hydanus currently receives an annual salary of $294,000, and his eligibility for an annual bonus is determined prior to the beginning of each fiscal year, based on goals established by Mr. Hydanus and the board of directors.

Termination Without Cause; Good Reason; Change in Control

In the event Mr. Hydanus is terminated without Cause, or he terminates his employment with Good Reason, he will be entitled to a continuation of salary payments for twelve months after the date of termination. In the event Mr. Hydanus is terminated without Cause, or he terminates his employment with Good Reason, at any time within twelve months of a Change of Control, he will be entitled to a continuation of salary payments for twenty-four months after the date of termination. In addition, upon a Change of Control, the options to be granted to Mr. Hydanus pursuant to the COO Letter following shareholder approval of the Company’s Incentive Stock Plan (see“Outstanding Equity Awards at Fiscal Year-End 2006”) will immediately become vested.

For purposes of the COO Letter, "Good Reason" exists if the Company takes any of the following actions with regard to Mr. Hydanus’ employment: (a) makes a significant reduction in his duties, authority, or responsibilities; (b) materially reduces his salary, target bonus, or fringe benefits relative to those of its other senior executives; (c) requires him to relocate from the Austin, Texas metropolitan area; or (d) fails to obtain the assumption of the COO Letter by any of its successors, including any purchaser of all or substantially all of the Company's assets.

For purposes of the COO Letter, "Change of Control" means (i) acquisition by a single shareholder (or affiliated shareholders) of more than 50% of the Company's stock or (ii) a change in the majority of the members of the Company's Board of Directors within a six-month period.

Termination Due to Disability

If Mr. Hydanus becomes disabled by injury, disease, or mental condition, the Company may terminate his employment, upon which he will be entitled to continue to receive his salary for the lesser of (i) any waiting period set forth in any disability policy maintained by the Company that covers him or (ii) six months after termination of his employment.

Termination for Cause

In the event Mr. Hydanus is terminated for Cause, defined as (i) conviction of a crime involving dishonesty, fraud, breach of trust, or violation of the rights of employees; (ii) willful engagement in any misconduct in the performance of duties that, in the opinion of the Company, could materially injure the Company; (iii) performance of any act that, if known to customers, agents, employees, or stockholders of the Company, could, in the opinion of the Company, materially injure the Company; or (iv) continued willful and substantial nonperformance of assigned duties for at least ten days after receipt of notice from the Company of such nonperformance and of the Company's intention to terminate employment because of such nonperformance, he will be entitled to receive only his accrued but unpaid salary and vacation pay.

Voluntary Termination; Termination Due to Death

Either Mr. Hydanus or the Company may terminate his employment at any time. If Mr. Hydanus terminates his employment without Good Reason or if he dies while an employee of the Company, he or his estate will be entitled to receive only his accrued but unpaid salary and vacation pay.

Vincent L. Kasch

Pursuant to the terms of his February 17, 2004 employment letter and a Change of Control agreement with the Company effective September 7, 2006, Mr. Kasch may be entitled to certain payments and benefits upon a termination of his employment or a change in control of the Company, as described below. His salary for 2006 was $182,000.

Change in Control and Termination Without Cause

Pursuant to the terms of Mr. Kasch’s employment letter, if the Company discharges him from employment without cause, he will be entitled to a continuation of his salary payments for six months after the date of termination. Mr. Kasch’s employment letter also provides that the options granted to him pursuant to such employment letter (see“Outstanding Equity Awards at Fiscal Year-End 2006”) will immediately become vested in the event of (i) an acquisition of more than 50% of the Company’s stock by a single shareholder (or affiliated shareholders) or (ii) a change in the majority of the members of the Company’s Board of Directors within a six-month period.

In addition, pursuant to the terms of Mr. Kasch’s Change of Control agreement, in the event a Change of Control occurs, and Mr. Kasch’s employment is terminated without Cause within twelve months after such Change of Control, his then-current bi-weekly salary and benefits, including but not limited to health and life insurance, will continue to be paid by the Company for twelve months following the date of termination; provided, however, that to the extent such 12-month continuation period would otherwise extend beyond March 15th of the calendar year following the calendar year in which his termination occurs (the “Following Calendar Year”), any remaining payments that would otherwise be made after March 15th of the Following Calendar Year will be accelerated and paid in a lump sum on March 15th of the Following Calendar Year.

For purposes of Mr. Kasch’s Change of Control agreement, "Change of Control" means (i) any one person, or more than one person acting as a group (as defined pursuant to the Securities Exchange Act of 1934), acquires ownership of stock of FIC that, together with stock held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of FIC, or (ii) any one person, or more than one person acting as a group (as defined pursuant to the Securities Exchange Act of 1934), acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from FIC, Investors Life Insurance Company of North America (ILINA) or Family Life Insurance Company (FLIC) that have a total gross fair market value equal to or more than 80 percent of the total gross fair market value of all of the assets of FIC, ILINA or FLIC immediately prior to such acquisition or acquisitions or (iii) a majority of members of FIC’s board of directors is replaced during any six-month period by directors whose appointment or election is not endorsed by a majority of the members of FIC’s board of directors prior to the date of such appointment or election.

For purposes of Mr. Kasch’s Change of Control agreement, “Cause” means (i) conviction of a crime involving dishonesty, fraud, breach of trust, or violation of the rights of employees; (ii) willful engagement in any misconduct in the performance of duties that, in the opinion of the Company, could materially injure the Company; (iii) performance of any act that, if known to customers, agents, employees, or stockholders of the Company, could, in the opinion of the Company, materially injure the Company; or (iv) continued willful and substantial nonperformance of assigned duties for at least ten days after receipt of notice from the Company of such nonperformance and of the Company’s intention to terminate employment because of such nonperformance.

Change of Control Agreements in 2007

William B. Prouty

Mr. Prouty entered into a CEO Engagement Agreement with the Company on February 1, 2007 pursuant to which he will be paid an annual salary of $400,000 and may, if certain conditions are satisfied, be entitled to a $600,000 payment upon a Change of Control Transaction, as further described below.

Change of Control

In the event of a Change of Control Transaction that is either approved by the Board or pursuant to which the Company and/or its shareholders receive consideration equivalent to at least $7.50 per share (after taking into account the Change of Control payment to Mr. Prouty) and that it is consummated on or before October 31, 2008, the Company is required to pay Mr. Prouty $600,000 in cash concurrently with the consummation of such Change of Control Transaction.

For purposes of the CEO Engagement Letter, a “Change of Control Transaction” means any transaction or series of transactions that result in (i) the acquisition by any person (or persons who would be deemed a person under Section 13d-3 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) of 50% or more of the outstanding shares of the Company’s common stock, or (ii) the sale of other transfer or disposition of all or substantially all of the consolidated assets of the Company; in each case, whether structured as a tender or exchange offer, share exchange, merger, consolidation, business combination, recapitalization, reorganization, liquidation, dissolution, or similar transaction or series of transactions.

Termination Without Cause

The Board may terminate Mr. Prouty’s engagement under his CEO Engagement Agreement at any time without any Cause, provided that, so long as Mr. Prouty is not in violation of any of the provisions of the Non-Solicitation, Confidentiality and Discoveries and Works Clause of his CEO Engagement Agreement, the Company shall continue to make salary payments to Mr. Prouty until the earlier of (A) January 31, 2008 or (B) the occurrence of a Change of Control Transaction in which Mr. Prouty receives the Change of Control payment described above.

Termination for Cause

The Board may immediately terminate Mr. Prouty’s engagement for Cause by giving him written or oral notice of such termination. Upon termination for Cause, Mr. Prouty shall receive only accrued and unpaid salary and benefits as of the date of termination.

For purposes of the CEO Engagement Letter, "Cause" is defined as any of the following: (a) the failure of Mr. Prouty to be present for work for five or more consecutive business days (except during vacation and periods of illness as set forth herein), without giving prior written notice to the Board (if it is reasonably practicable to do so) and receiving approval of the Board of such absence (which approval shall not be unreasonably withheld); (b) Mr. Prouty’s conviction of or plea of nolo contendere to any felony or any crime involving moral turpitude; (c) Mr. Prouty's material breach of his CEO Engagement Agreement; (d) Mr. Prouty willfully disobeys a lawful and reasonable direction of the Board that is consistent with and reasonably related to his position and responsibilities as chief executive officer, and fails to cure such disobedience within ten days following his receipt of written notice thereof describing in reasonable detail the nature of the alleged disobedience; or (e) Mr. Prouty's fraud, willful misconduct, or theft in connection with his engagement with the Company. During any cure period, Mr. Prouty will be given an opportunity to appear, with his counsel if he so desires, before the Board to hear and respond to such allegations of Cause.

Termination Due to Incapacity or Death

If Mr. Prouty becomes incapacitated, the Board may, by giving him written notice, terminate his engagement as CEO effective as of the date provided in such notice. In the event of such termination, Mr. Prouty shall be entitled to accrued and unpaid salary and benefits as of the date of termination and no other payments or benefits except pursuant the Exculpation and Indemnification Clause of his CEO Engagement Agreement and his Stock Option Agreement.

The engagement of Mr. Prouty shall automatically terminate upon his death. Upon such termination, Mr. Prouty 's estate or, if applicable, his heirs shall be entitled only to his accrued and unpaid salary and benefits as of the date of termination and thereafter no other payments or benefits shall be owed by the Company to Mr. Prouty except pursuant to the Exculpation and Indemnification Clause of his CEO Engagement Agreement and his Stock Option Agreement.

Voluntary Termination

Mr. Prouty may terminate his engagement with the Company, for Good Reason as defined below or without Good Reason, at any time upon thirty days prior written notice. In the event of termination without Good Reason, Mr. Prouty shall be entitled to accrued salary and benefits as of the date of termination and no other further payments or benefits except pursuant the Exculpation and Indemnification Clause of his CEO Engagement Agreement and his Stock Option Agreement. In the event of termination under for Good Reason, Mr. Prouty shall be entitled to all such payments and benefits as he would have been entitled to had such termination been by the Company without Cause.

"Good Reason" means any of the following: (i) any reduction of Mr. Prouty's status, title, position, scope of authority, or responsibilities (including reporting responsibilities), or the assignment by the Company to Mr. Prouty of any duties or responsibilities that are materially inconsistent with such status, title, position, authority, or responsibilities; (ii) any material breach of his CEO Engagement Agreement by the Company, including without limitation any failure by the Company to provide Mr. Prouty with the compensation and benefits called for by his CEO Engagement Agreement; (iii) the Company's requiring Mr. Prouty to relocate his office location more than fifty (50) miles from his initial office location in Austin, Texas (excluding reasonable business-related travel); provided, that such relocation shall not constitute "Good Reason" so long as (x) the Company provides a reasonably comparable apartment and car in such new location and (y) such new location is within the continental United States (48 contiguous states and the District of Columbia) and is the Company's then principal executive office; (iv) the consummation of a Change of Control Transaction; or (v) any other action, omission, event, or circumstance that under applicable law constitutes constructive termination by the Company of Mr. Prouty's engagement.

William J. McCarthy

William J. McCarthy entered into a Change of Control agreement with the Company effective May 2, 2007. His annual salary for 2007 is $190,000.

Change in Control and Termination Without Cause

If a Change of Control of FIC or Investors Life occurs, and if Mr. McCarthy’s employment is terminated without Cause as defined below within twelve months after such Change of Control, his then-current bi-weekly salary and benefits, including but not limited to health and life insurance, will continue to be paid by the Company for up to twelve months following his date of termination or until such time that he is actively employed, whichever comes first.

For purposes of Mr. McCarthy’s employment agreement, “Change of Control” means (i) any one person, or more than one person acting as a group (as defined pursuant to the Securities Exchange Act of 1934), acquires ownership of stock of FIC that, together with stock held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of FIC, or (ii) any one person, or more than one person acting as a group (as defined pursuant to the Securities Exchange Act of 1934), acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from FIC or Investors Life that have a total gross fair market value equal to or more than 80 percent of the total gross fair market value of all of the assets of FIC or Investors Life immediately prior to such acquisition or acquisitions or (iii) a majority of members of FIC’s board of directors is replaced during any six-month period by directors whose appointment or election is not endorsed by a majority of the members of FIC’s board of directors prior to the date of such appointment or election.

For purposes of Mr. McCarthy’s employment agreement, “Cause” means (i) conviction of a crime involving dishonesty, fraud, breach of trust, or violation of the rights of employees; (ii) willful engagement in any misconduct in the performance of duties that, in the opinion of the Company, could materially injure the Company; (iii) performance of any act that, if known to customers, agents, employees, or stockholders of the Company, could, in the opinion of the Company, materially injure the Company; or (iv) continued willful and substantial nonperformance of assigned duties for at least ten days after receipt of notice from the Company of such nonperformance and of the Company’s intention to terminate employment because of such nonperformance.

Compensation of Directors in 2006

The following table sets forth certain information with respect to the compensation of each member of the Company’s Board of Directors during the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
R. Keith Long	$56,500	$43,997	-	-	-	-	$100,497

John D. Barnett	$35,000	$14,993	-	-	-	-	$49,993

Patrick E. Falconio	$57,750	$21,999	-	-	-	-	$79,749

Richard H. Gudeman	$90,500	$16,998	-	-	-	-	$107,498

Robert A. Nikels	$51,000	$16,000	-	-	-	-	$67,000

Lonnie L. Steffen	$114,000	$20,992	-	-	-	-	$134,992

Kenneth J. Shifrin	$78,810	$20,992	-	-	-	-	$99,802

Eugene J. Woznicki	$99,000	$16,998	-	-	-	-	$115,998

Pursuant to FIC’s director compensation policy, each non-employee director of the Company receives, as a payment for services as a director, an annual fee of $25,000, payable annually, plus $1,500 for each meeting of the Board of Directors at which such director is in attendance. Non-employee directors who serve on committees of the Board, other than the Audit Committee, the Investment Committee or the Executive Committee, receive an annual fee of $2,000, plus $1,500 for each meeting at which the director is in attendance. Non-employee directors who serve on the Audit Committee or the Investment Committee receive an annual fee of $5,000 ($7,000 with respect to the Chairman of such committee), plus $1,500 for each meeting of the Audit Committee or the Investment Committee at which the director is in attendance. Non-employee directors who serve on the Executive Committee receive an annual fee of $10,000, plus $1,500 for each meeting of the Executive Committee. Prior to November 2004, the compensation policy provided that the Chairman of the Executive Committee was entitled to an annual fee of $20,000. At its meeting in November 2004, the Board of Directors approved a modification of the compensation policy whereby the annual fee for the Chairman of the Executive Committee was reduced to $10,000. In the event that a director attends a meeting of the Board of Directors, or committee of the Board of Directors, which has been designated as a regular meeting via telephone, rather than in person, the fee payable to such director for attendance at such regular meeting is reduced to $500.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors currently consists of Messrs. Woznicki, Falconio and Gudeman. None of these individuals has been an officer or employee of the Company at any time. No current executive officer has ever served as a member of the board of directors or compensation committee of any other entity (other than our subsidiaries) that has or has had one or more executive officers serving as a member of our board of directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners

The following table presents information as of March 31, 2007, as to all persons who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the Company’s Common Stock.

Name and Address	Number of Shares Owned	Percent of Outstanding Shares

Roy F. and Joann Cole Mitte Foundation	968,804 (1)	9.49%
6836 Bee Caves Road, Suite 262
Austin, Texas 78746
Investors Life Insurance Company of North America	1,427,073 (2)	12.26%
6500 River Place Blvd., Building One
Austin, TX 78730
Fidelity Management & Research Company	1,294,465 (3)	12.68%
82 Devonshire Street
Boston, MA 02109
Wellington Management Company, LLP	607,300 (4)	5.95%
75 State Street
Boston, MA 02109
Financial & Investment Management Group, Ltd.	888,556 (5)	8.70%
111 Cass St.
Traverse City, MI 49684

(1)
Based on information reported on a Schedule 13G filed by the Roy F. and Joann Cole Mitte Foundation on February 4, 2005, and based on information known to the Company. According to the 13G filing, the Foundation is a not-for-profit corporation organized under the laws of the State of Texas, and exempt from federal income tax under Section 501(a) of the Internal Revenue Code of 1986, as amended, as an organization described in Section 501(c)(3). The Schedule 13G filed on February 4, 2005 states that Roy F. Mitte had the shared power to vote or direct the vote of, and to dispose or direct the disposition of, the shares held by the Foundation.  However, Mr. Mitte died on January 27, 2007, and the Foundation has not yet filed an amendment to its Schedule 13G to update such information.

(2)
All shares are held as treasury shares. For purposes of determining the ownership percentage, such shares are assumed to be outstanding. These shares may not be voted and are not included in determining the percentage of shares voting in favor of a matter.

(3)
As reported to the Company on a Schedule 13G/A filed on February 14, 2007, by FMR Corporation, the parent company of Fidelity Management & Research Company (“Fidelity”). According to such Schedule 13G/A Fidelity is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,294,465 shares or 13.116% of the Common Stock outstanding of FIC as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low Priced Stock Fund, amounted to 1,294,465 shares or 13.116% of the Common Stock outstanding. This percentage is as of the Schedule 13G/A filing date of February 14, 2007. Neither FMR Corp. nor the Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.

(4)
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

(5)
Based on information reported on a Schedule 13G filed by Financial & Investment Management Group, Ltd. on February 7, 2007. According to the 13G filing, Financial & Investment Management Group, Ltd. is a registered investment advisor managing individual client accounts. All shares represented in the 13G are held in accounts owned by the clients of Financial & Investment Management Group, Ltd. and Financial & Investment Management Group, Ltd. disclaims beneficial ownership of the shares.

Stock Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2007, by (i) each director, (ii) the named executive officers of the Company listed in the Summary Compensation Table above and (iii) the directors and executive officers of the Company as a group:

Name and Address	Number of Shares Owned	Percent of Outstanding Shares

Non-Employee Directors:
R. Keith Long	380,514 (1)(4)	3.73%
John D. Barnett	5,747 (4)	*
Patrick E. Falconio	8,373 (4)	*
Richard H. Gudeman	4,248 (4)	*
Robert A. Nikels	3,213 (4)	*
Lonnie L. Steffen	5,247 (4)	*
Kenneth J. Shifrin	5,247 (3)(4)	*
Eugene J. Woznicki	6,248 (4)	*

Current Executive Officers:
Vincent L. Kasch	737 (2)	*
Michael P. Hydanus	307 (2)	*

Directors, executive officers and other persons as a group (10 persons)	419,881	4.11%

* Less than 1%.

The business address of each officer and director is c/o Financial Industries Corporation, 6500 River Place Blvd., Building I, Austin, Texas 78730.

(1)
Mr. Long is the president and controlling shareholder of Otter Creek Management, Inc. Otter Creek Management, Inc. is an investment advisory firm that manages the following investment funds: Otter Creek Partners I, LP, a limited partnership (of which Otter Creek Management, Inc. serves as general partner); Otter Creek International, Ltd, an investment corporation. The shares in the table include 232,741 shares owned by Otter Creek International, Ltd Corporation and 136,778 shares owned by Otter Creek Partners I, LP Partnership. Mr. Long disclaims beneficial ownership of these shares for purposes of Section 16 of the Securities Exchange Act of 1934 or for any other purpose.

(2)	Owned in 401(k) plan account, subject to vesting, as a result of employer matching contribution program.

(3)	Does not include 385,000 shares owned by American Physicians Service Group, Inc., of which Mr. Shifrin is CEO and Chairman. Mr. Shifrin disclaims beneficial ownership of such shares.

(4)	Includes shares issued under the Stock Plan, effective September 30, 2005. For additional information, see the section entitled “Compensation of Directors.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions in 2006

FIC entered into an Engagement Letter (the "Engagement Letter"), dated February 1, 2007, between FIC and DLB Capital Fund FNIN, LLC ("DLB"), pursuant to which FIC agreed to pay DLB $439,996 for management consulting services over the term of the Engagement Letter, which shall terminate on January 31, 2008, unless terminated earlier in accordance with the Engagement Letter. DLB is a Wilton, Connecticut based Private Equity firm focusing primarily on the financial services sector. The group was formed to specialize in management buyouts, corporate divestitures, leveraged buyouts, re-capitalizations and public to private transactions. William Prouty is a principal and founding member of DLB and shall continue his interest in DLB while serving as the Chief Executive Officer of FIC. Mr. Prouty's current interest in DLB is still being negotiated.

Review and Approval of Related Party Transactions

The Company and its subsidiary companies are committed to maintaining the highest legal and ethical standards in the conduct of their business. This commitment applies without exception to all their activities as they:

• sell and deliver products and services to producers and customers;
• fulfill contractual commitments and other agreements, including those related to financial transactions;
• authorize and account for the use of the Company’s assets;
• prepare and file financial statements with state and federal regulatory agencies;
• carry out their obligation to shareholders, the public, and employees.

The Company places heavy reliance on individual good judgment and character. The Company requires that all employees, officers and directors act in full compliance with the policies set forth in the Business Ethics and Practices Policy Statement (“Policy”) and in a manner consistent with the highest ethical standards. Failure by an employee or officer to observe these policies may result in disciplinary action, up to and including termination of employment. Furthermore, violations of this Policy may also be violations of the law and may result in civil or criminal penalties for supervisors and/or the Company.

Employees, officers and directors must notify the Company’s Chief Executive Officer or General Counsel of any business relationship or proposed business transaction the Company may have with any company in which the employee, officer or director or a related party has a direct or indirect interest or from which the employee, officer or director or a related party may derive a benefit, or where a related party member is employed, if such a relationship or transaction might give rise to the appearance of a conflict of interest.

This Policy is communicated to all employees, officers and directors. This Policy, together with an acknowledgment which requests both assent to the Policy and appropriate disclosures, is distributed annually.

The Company requires that all employees, officers and directors act in full compliance with the policies set forth in this Policy and in a manner consistent with the highest ethical standards. Failure by any employee or officer to observe these policies may result in disciplinary action, up to and including termination of employment. Furthermore, violations of this Policy may also be violations of the law and may result in civil or criminal penalties for supervisors and/or the company.

An employee or officer who knows of or reasonably suspects a violation of the legal, ethical or business standards enunciated in this policy must report the matter to his or her immediate supervisor who in turn must advise the General Counsel or his designee.

If the employee or officer believes it necessary to make the report only to the General Counsel, he or she may do so. A director who knows of or reasonably suspects a violation of the legal, ethical or business standards enunciated in this Policy must report the matter to the Audit Committee of the Board of Directors. Reports may be made orally or in writing.

After consulting with the appropriate corporate officer, the General Counsel, or his designee will:
a. Conduct appropriate investigations;
b. Report his findings and recommendations to the Chief Executive Officer and/or to other appropriate members of management. If the General Counsel deems it necessary, he may make a report directly to the Chairman of the Audit Committee;
c. Report, when appropriate, information to public officials for prosecution of the wrongdoer and take action to maximize the recovery of assets.

After such investigation and report, management will take appropriate remedial actions. The General Counsel will be informed of all such actions.

No reprisal shall be taken against any person who in good faith makes allegations of violations under this policy.

Management shall take no action with respect to employees reported or alleged to have violated this policy without prior review of the proposed action by Human Resources and the Legal Department.

The Chief Executive Officer or the General Counsel must report, at least annually, to the Board of Directors of the Company and the Board of Directors of the applicable FIC Insurance Group Company on compliance with this policy, except that any violation which might result in a significant financial loss to the Company must be reported as soon as practicable.

This Policy can be found in its entirety on our website at www.ficgroup.com in the corporate governance section.

Director Independence

The Board of Directors has determined that all current directors qualify as “independent directors” of the Company, as that term is defined in Nasdaq Rule 4200(a)(15). The Board also determined that all members of the Audit Committee, the Nominating Committee and the Compensation Committee qualify as independent in accordance with the requirements of the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table reflects fees for audit services rendered through May 18, 2007 by Deloitte & Touche LLP, the Company’s principal accounting firm, for the audits of the years ended December 31, 2006 and 2005 and fees billed for other services by Deloitte & Touche LLP during those periods:

	2006	2005

Audit fees	$2,325,363	$1,610,735
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees billed	$2,325,363	$1,610,735

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

The following consolidated financial statements of Financial Industries Corporation and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, as of December 31, 2006 and 2005.

Consolidated Statements of Operations, for the years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Changes in Shareholders’ Equity, for the years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows, for the years ended December 31, 2006, 2005, and 2004.

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

3.	Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits beginning on Page 73.

(b)	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Financial Industries Corporation
(Registrant)

By:/s/ William B. Prouty	By:/s/Vincent L. Kasch
William B. Prouty, President	Vincent L. Kasch, Chief Financial Officer,
and Chief Executive Officer	(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 31, 2007.

/s/ R. Keith Long	/s/ Richard H. Gudeman
R. KEITH LONG, CHAIRMAN	RICHARD H. GUDEMAN, DIRECTOR

/s/ John Barnett	/s/ Kenneth Shifrin
JOHN BARNETT, DIRECTOR	KENNETH SHIFRIN, DIRECTOR

/s/ Robert A. Nikels	/s/ Lonnie Steffen
ROBERT A. NIKELS, DIRECTOR	LONNIE STEFFEN, DIRECTOR

/s/ Eugene Woznicki	/s/ Patrick E. Falconio
EUGENE WOZNICKI, DIRECTOR	PATRICK E. FALCONIO, DIRECTOR

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement by and between Family Life Corporation and The Manhattan Life Insurance Company dated December 8, 2006 (19)
3.1	Articles of Incorporation of Financial Industries Corporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation of FIC, dated November 12, 1996 (2)
3.3	Bylaws of Financial Industries Corporation (1)
3.4	Amendment to Bylaws of Financial Industries Corporation dated February 29, 1992 (5)
3.5	Amendment to Bylaws of Financial Industries Corporation dated June 16, 1992 (5)
3.6	Amendment to Articles of Incorporation of Financial Industries Corporation dated May 18, 2001 (6)
4.1	Indenture Agreement between FIC and Wilmington Trust Company, as trustee, pertaining to the issuance by FIC of the Floating Rate Senior Debt Securities due 2033 (8)
10.01	Senior Notes Subscription Agreement between FIC and InCapS Funding I, Ltd. (8)
10.02
Placement Agreement with Sandler O’Neill & Partners, L.P., as agent of FIC, with respect to the issue and sale by FIC and the placement by Sandler O’Neill & Partners, L.P. of $15,000,000 aggregate principal amount of Floating Rate Senior Notes of FIC (8)

10.03	Note, dated July 30, 1993, in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America (3)
10.04
Amendment No. 1, dated December 12, 1996, effective June 12, 1996, to the note dated July 30, 1993 in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America (4)

10.05
Amendment No. 2, dated June 10, 2004, effective as of March 18, 2004, to the note dated July 30, 1993 in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America (10)

10.06
Amendment No. 3, dated March 9, 2006, to the note dated July 30, 1993 in the original principal amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America (17)

10.07	Note, dated July 30, 1993, in the original principal amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America (3)
10.08
Amendment No. 1, dated December 12, 1996, effective June 12, 1996, to the note dated July 30, 1993 in the original principal amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America (4)

10.09
Amendment No. 2, dated June 10, 2003, effective as of March 18, 2004, to the note dated July 30, 1993, in the original principal amount of $4.5 million made by FIC in favor of Investors Life Insurance Company of North America (10)

10.10
Amendment No. 3, dated March 9, 2006, to the note dated July 30, 1993, in the original principal amount of $4.5 million made by Financial Industries Corporation in favor of Investors Life Insurance Company of North America (17)

10.11	Non-Qualified Deferred Compensation Plan (10)
Financial Industries Corporation Equity Incentive Plan, dated November 4, 2002 (7)
10.12	Amended and Restated Stock Option Grant Agreement (6)
10.13	Financial Industries Corporation Stock Fee Plan for Non-Employee Directors, effective as of September 30, 2005 (16)
10.14	Stock Purchase and Option Agreement by and between Financial Industries Corporation and American Physicians Service Group, Inc.(8)
10.15
Stock Option Agreement by and among Financial Industries Corporation, Equita Financial and Insurance Services of Texas, Inc., and, solely for purposes of Section 4.5 of the agreement, M&W Insurance Services, Inc. (8)

10.16	Stock Option Agreement between Financial Industries Corporation and William P. Tedrow (8)
10.17
Registration Rights Agreement by and among Financial Industries Corporation, American Physicians Service Group, Inc., M&W Insurance Services, Inc., Equita Financial and Insurance Services of Texas, Inc. (8)

10.18	Investment Management Agreement dated as of October 20, 2003 by and between, Investors Life Insurance Company of North America and Conning Asset Management Company (10)
10.19	Lease Agreement dated as of June 1, 2005, between Investors Life Insurance Company of North America and River Place Pointe, L.P. (10)

10.20	Settlement Agreement in the litigation entitled Otter Creek Partnership I, L.P.v. Financial Industries Corporation, Civil Action No. GN302872 in the District Court, Travis County, Texas (10)
10.21	Letter Agreement dated as of April 5, 2004 between Jeffrey H. Demgen and the Registrant with respect to the termination of Mr. Demgen’s active employment (10)
10.22	Employment Letter dated February 17, 2004 provided to Vincent L. Kasch (11)
10.23	Letter of Agreement effective September 7, 2006 by and between Vincent L. Kasch and Financial Industries Corporation regarding change of control (18)
10.24	Employment Letter dated April 19, 2005 provided to Michael P. Hydanus regarding position of Chief Operating Officer (9)
10.25	Employment Letter dated January 1, 2006 provided to Michael P. Hydanus regarding position of Chief Executive Officer (13)
10.26	Severance Agreement dated September 27, 2005 by and between Bruce Boisture and Financial Industries Corporation (12)
10.27	Consulting Agreement effective January 5, 2006 by and between Theodore A. Fleron and Financial Industries Corporation (14)
10.28	CEO Engagement Agreement dated February 1, 2007 by and between William Prouty and Financial Industries Corporation (20)
10.29	Stock Option Agreement dated February 1, 2007 between Financial Industries Corporation and William Prouty (20)
10.30	Engagement letter dated February 1, 2007 confirming the agreement between DLB Capital Fund FNIN, LLC and Financial Industries Corporation (20)
10.31	Coinsurance Agreement by and between Investors Life Insurance Company of North America and Family Life Insurance Company dated December 29, 2006 (19)
10.32	Administrative Services Agreement between FIC Insurance Services, L.P. and Family Life Insurance Company dated December 29, 2006 (19)
10.33	Employment Letter dated February 22, 2007 provided to William McCarthy regarding position of Senior Vice President and Chief Actuary (21)
10.34	Letter of Agreement dated April 26, 2007 by and between William McCarthy and Financial Industries Corporation regarding change of control (22)
14.1	Code of Ethics for Senior Executives and Financial Officers (10)
14.2	Business Ethics and Practices Policy (10)
16.1	Letter dated September 14, 2005 regarding change of independent accountant (15)
21.1	Subsidiaries of the Registrant *
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
32.1	Chief Executive Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 *
32.2	Chief Financial Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 *

* Filed herewith.

(1)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1985.
(2)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1993.
(4)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1996.
(5)	Incorporated by reference to the Exhibits filed with FIC’s S-4 filed on February 1, 2001.
(6)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2001.
(7)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q filed on November 14, 2002, for the nine-month period ended September 30, 2002.
(8)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated June 10, 2003.
(9)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated May 6, 2004.
(10)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated May 4, 2004.
(12)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated October 3, 2005.
(13)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 13, 2006.
(14)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 6, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K dated September 14, 2005.
(16)	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2005.
(17)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2006.
(19)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K dated February 7, 2007.
(21)	Incorporated by reference to the Current Report on Form 8-K dated March 1, 2007.
(22)	Incorporated by reference to the Current Report on Form 8-K dated May 7, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Financial Industries Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of Financial Industries Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Financial Industries Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plans as required by accounting guidance which the Company adopted on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas
May 30, 2007

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2006	2005
	(In thousands)
ASSETS

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $536,618 and $535,529 at December 31, 2006 and 2005)	$520,957	$525,209
Equity securities, at fair value (cost of $6,534 and $6,338 at December 31, 2006 and 2005)	9,805	8,876
Policy loans	30,189	32,936
Real estate held for sale	-	130
Short-term investments	7,473	1,204
Total investments	568,424	568,355

Cash and cash equivalents	55,603	36,906
Deferred policy acquisition costs	14,429	11,671
Present value of future profits of acquired business	7,749	9,007
Agency advances and other receivables, net of allowance for doubtful accounts of $173 and $36 at December 31, 2006 and 2005	929	2,886
Reinsurance receivables	29,061	35,238
Accrued investment income	6,772	6,258
Deferred income taxes	1,891	4,641
Due premiums	237	267
Property and equipment, net	550	1,033
Other assets	1,679	1,729
Separate account assets	350,987	342,911
Assets of discontinued operations (Note 2)	-	159,161

Total assets	$1,038,311	$1,180,063

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued

	December 31,

	2006	2005
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$453,671	$483,067
Future policy benefits	117,097	120,387
Other policy claims and benefits payable	6,907	7,577
Notes payable	15,000	15,000
Other liabilities	33,968	22,068
Separate account liabilities	350,987	342,911
Liabilities of discontinued operations (Note 2)	-	106,982
Total liabilities	977,630	1,097,992

Commitments and contingencies (Notes 12 and 13)

Shareholders’ equity:
Common stock, $.20 par value; 25,000,000 shares authorized in 2006 and 2005; 12,533,402 and 12,516,841 shares issued in 2006 and 2005; 10,210,385 and 9,848,888 shares outstanding in 2006 and 2005	2,507	2,504
Additional paid-in capital	70,046	70,377
Accumulated other comprehensive loss	(9,586)	(10,339)
Retained earnings	17,703	42,485
Common treasury stock, at cost; 2,323,017 and 2,667,953 shares in 2006 and 2005	(19,989)	(22,956)
Total shareholders’ equity	60,681	82,071

Total liabilities and shareholders’ equity	$1,038,311	$1,180,063

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2006	2005	2004
	(In thousands)

Revenues:
Premiums, net	$5,921	$5,020	$5,288
Earned insurance charges	31,745	32,803	34,005
Net investment income	29,321	25,841	25,082
Real estate income, net	-	575	1,808
Net realized gains on real estate	517	9,243	1,678
Net realized gains (losses) on fixed maturities and other investments	(11)	(631)	1,105
Other	4,920	2,705	2,232
Total revenues	72,413	75,556	71,198

Benefits and expenses:
Policyholder benefits and expenses	26,731	29,850	35,693
Interest expense on contractholder deposit funds	17,976	18,439	19,441
Amortization of deferred policy acquisition costs	1,156	1,604	978
Amortization of present value of future profits of acquired business	902	1,146	1,096
Operating expenses	20,614	21,808	26,099
Interest expense	1,410	1,147	864
Total benefits and expenses	68,789	73,994	84,171

Income (loss) from continuing operations before federal income taxes	3,624	1,562	(12,973)

Federal income tax expense (benefit):
Current	(148)	470	758
Deferred	3,057	150	(1,671)

Income (loss) from continuing operations	715	942	(12,060)

Loss from discontinued operations, net of taxes (Note 2)	(25,497)	(1,107)	(2,507)
Loss before cumulative effect of change in accounting principle	(24,782)	(165)	(14,567)

Cumulative effect of change in accounting principle, net of taxes	-	-	229

Net loss	$(24,782)	$(165)	$(14,338)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, continued

	Year Ended December 31,

	2006	2005	2004
	(In thousands, except per share data)
Net loss per share:

Basic:
Weighted average common shares outstanding	9,863	9,821	9,796
Basic earnings per share:

Income (loss) from continuing operations	$0.07	$0.09	$(1.23)

Discontinued operations	(2.58)	(0.11)	(0.25)

Loss before cumulative effect of change in accounting principle	(2.51)	(0.02)	(1.48)

Cumulative effect of change in accounting principle	-	-	0.02

Net loss per share	$(2.51)	$(0.02)	$(1.46)

Diluted:

Weighted average common shares and common share equivalents	9,863	9,821	9,796
Diluted earnings per share:

Income (loss) from continuing operations	$0.07	$0.09	$(1.23)

Discontinued operations	(2.58)	(0.11)	(0.25)

Loss before cumulative effect of change in accounting principle	(2.51)	(0.02)	(1.48)

Cumulative effect of change in accounting principle	-	-	0.02

Net loss per share	$(2.51)	$(0.02)	$(1.46)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital
	(In thousands)

Balance at January 1, 2004	12,517	$2,504	$70,391
Comprehensive income (loss):
Net income (loss) from continuing operations
Net loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations
Discontinued operations
Treasury stock contributed to Company 401(k) Plan			7

Balance at December 31, 2004	12,517	2,504	70,398
Comprehensive income (loss):
Net income (loss) from continuing operations
Net loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations
Discontinued operations
Treasury stock distributed in lieu of cash fee			(25)
Treasury stock contributed to Company 401(k) Plan			4

Balance at December 31, 2005	12,517	2,504	70,377
Comprehensive income (loss):
Net income (loss) from continuing operations
Net loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations
Discontinued operations
Adjustment to apply SFAS No. 158, net of tax
Sale of treasury stock			(324)
Treasury stock distributed in lieu of cash fee			(4)
Other	17	3	(3)

Balance at December 31, 2006	12,534	$2,507	$70,046

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, continued

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Minimum Pension Liability	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at January 1, 2004	$1,023	$(1,253)	$(1,891)	$(2,121)
Comprehensive income (loss):
Net income (loss) from continuing operations
Net loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations	423	205	(3,205)
Discontinued operations	-	31	-
Total comprehensive income (loss) from:
Continuing operations	423	205	(3,205)	(2,577)
Discontinued operations	-	31	-	31
Treasury stock contributed to Company 401(k) Plan

Balance at December 31, 2004	1,446	(1,017)	(5,096)	(4,667)
Comprehensive income (loss):
Net income (loss) from continuing operations
Net loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations	229	(4,183)	(980)
Discontinued operations	(24)	(714)	-
Total comprehensive income (loss) from:
Continuing operations	229	(4,183)	(980)	(4,934)
Discontinued operations	(24)	(714)	-	(738)
Treasury stock distributed in lieu of cash fee
Treasury stock contributed to Company 401(k) Plan

Balance at December 31, 2005	1,651	(5,914)	(6,076)	(10,339)
Comprehensive income (loss):
Net income (loss) from continuing operations
Net loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations	484	(2,329)	4,167
Discontinued operations	24	567	-
Total comprehensive income (loss) from:
Continuing operations	484	(2,329)	4,167	2,322
Discontinued operations	24	567	-	591
Adjustment to apply SFAS No. 158, net of tax			(2,160)	(2,160)
Sale of treasury stock
Treasury stock distributed in lieu of cash fee
Other

Balance at December 31, 2006	$2,159	$(7,676)	$(4,069)	$(9,586)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, continued

	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	(In thousands)

Balance at January 1, 2004	$56,988	$(23,453)	$104,309
Comprehensive income (loss):
Net income (loss) from continuing operations	(11,831)
Net loss from discontinued operations	(2,507)
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations	(11,831)		(14,408)
Discontinued operations	(2,507)		(2,476)
Treasury stock contributed to Company 401(k) Plan		111	118

Balance at December 31, 2004	42,650	(23,342)	87,543
Comprehensive income (loss):
Net income (loss) from continuing operations	942
Net loss from discontinued operations	(1,107)
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations	942		(3,992)
Discontinued operations	(1,107)		(1,845)
Treasury stock distributed in lieu of cash fee		213	188
Treasury stock contributed to Company 401(k) Plan		173	177

Balance at December 31, 2005	42,485	(22,956)	82,071
Comprehensive income (loss):
Net income (loss) from continuing operations	715
Net loss from discontinued operations	(25,497)
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations	715		3,037
Discontinued operations	(25,497)		(24,906)
Adjustment to apply SFAS No. 158, net of tax			(2,160)
Sale of treasury stock		2,789	2,465
Treasury stock distributed in lieu of cash fee		178	174
Other			-

Balance at December 31, 2006	$17,703	$(19,989)	$60,681

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2006	2005	2004
	(In thousands)
Continuing Operations:

Cash flows from operating activities:
Net loss	$(24,782)	$(165)	$(14,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	25,497	1,107	2,507
Amortization of deferred policy acquisition costs	1,156	1,604	978
Amortization of present value of future profits of acquired business	902	1,146	1,096
Net realized gain on investments	(506)	(8,612)	(2,783)
Depreciation	283	1,880	3,148
Cumulative effect of change in accounting principle	-	-	(229)
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	(514)	(1,554)	1,019
Decrease in agency advances and other receivables	1,957	307	8,107
Decrease (increase) in reinsurance receivables	6,177	(804)	3,149
Decrease in due premiums	30	15	14
Increase in deferred policy acquisition costs	(1,746)	(349)	(463)
Decrease in other assets	50	120	3,802
Increase (decrease) in policy liabilities and accruals	(4,476)	(1,375)	2,714
Increase (decrease) in other liabilities	11,900	(1,443)	1,627
Decrease (increase) in deferred federal income taxes	4,683	2,138	(2,314)
Net activity from trading securities	-	1,057	3,695
Other	4,270	1,691	5,416
Net cash provided by (used in) operating activities of continuing operations	24,881	(3,237)	17,145

Cash flows from investing activities:
Fixed maturities purchased	(56,304)	(172,201)	(146,485)
Real estate capital expenditures	-	(544)	(2,210)
Proceeds from sales and maturities of fixed maturities	54,441	59,074	194,562
Proceeds from sales of real estate	647	101,304	2,022
Net proceeds from sale of insurance subsidiary	25,002	-	-
Net (increase) decrease in short-term investments	(6,269)	58,312	(59,522)
Net decrease in policy loans	2,747	2,365	2,712
Purchase of property and equipment	(33)	(316)	(426)
Net cash provided by (used in) investing activities of continuing operations	$20,231	$47,994	$(9,347)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended December 31,

	2006	2005	2004
	(In thousands)

Cash flows from financing activities:
Contractholder fund deposits	$27,661	$29,894	$40,619
Contractholder fund withdrawals	(56,541)	(62,599)	(70,461)
Sale of treasury stock	2,465	-	-
Net cash used in financing activities of continuing operations	(26,415)	(32,705)	(29,842)

Net increase (decrease) in cash	18,697	12,052	(22,044)

Cash and cash equivalents, beginning of year	36,906	24,854	46,898

Cash and cash equivalents, end of year	$55,603	$36,906	$24,854

Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	$3,885	$(6,587)	$(9,574)

Net cash provided by (used in) investing activities of discontinued operations	(28,799)	7,378	4,596

Net cash used in financing activities of discontinued operations	(1,761)	(1,306)	(3,370)

Decrease in cash and cash equivalents	(26,675)	(515)	(8,348)

Cash and cash equivalents at beginning of year	26,675	27,190	35,538

Cash and cash equivalents at end of year	$-	$26,675	$27,190

Supplemental Cash Flow Disclosures:
Income taxes refunded, net	$(5,238)	$(591)	$(1,668)

Interest paid	$1,398	$1,115	$846

Treasury stock distributions	$174	$365	$118

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

Financial Industries Corporation (“FIC” or the “Company”) is principally engaged in marketing and underwriting individual life insurance and annuity products through its life insurance subsidiary, Investors Life Insurance Company of North America (“Investors Life”). Investors Life is licensed to sell individual life insurance and annuity products in 49 states, the District of Columbia, and the U.S. Virgin Islands as of December 31, 2006. Such products are marketed through both captive and independent agency systems. The Company also acquires and administers existing portfolios of individual life insurance and annuity products.

Other significant subsidiaries are: Family Life Corporation (“FLC”), FIC Realty Services, Inc. (“FIC Realty”), FIC Property Management, Inc. (“FIC Property”), FIC Financial Services, Inc., InterContinental Life Corporation (“ILCO”), ILG Securities Corporation, and ILG Sales Corporation.

Discontinued Operations

On December 29, 2006, Financial Industries Corporation completed the sale of its wholly owned subsidiary, Family Life Insurance Company (“Family Life”), to The Manhattan Life Insurance Company (“Manhattan Life”) for $28.0 million in cash. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets,” Family Life’s operations have been classified in these consolidated financial statements as discontinued operations in all periods presented. See Note 2 for further discussion of discontinued operations.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of 3 to 8 years. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation on property and equipment was $2,707,000 and $2,320,000 as of December 31, 2006 and 2005, respectively.

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

Present Value of Future Profits on Acquired Business (“PVFP”)

The present value of future profits of acquired traditional life business is amortized over the premium-paying period of the related policies in proportion to the estimated annual premium revenue applicable to such policies. During 2006, interest on the unamortized balance was accreted at rates from 3.8% to 8.5%.

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

Other Assets

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual test for impairment of the carrying value of goodwill, or upon the occurrence of other triggering events. As a result of this analysis for 2004, goodwill was determined to be impaired as the carrying value of this asset exceeded its fair value. Accordingly, goodwill totaling $752,000 was written off in 2004 and recorded in operating expenses in the consolidated statement of operations.

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

Solvency Laws Assessments

The solvency or guaranty laws of most states in which the Company’s insurance subsidiary does business may require that it pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength, and in certain instances, may be offset against future premium taxes. The Company records the effect for guaranty fund assessments in the period such amounts are probable and can be reasonably estimated.

Policy Liabilities and Contractholder Deposit Funds

Liabilities for future policy benefits related to traditional life products are accrued as premium revenue is recognized. The liabilities are computed using the net level premium method, or an equivalent actuarial method. The investment yield assumption varies by calendar year and is based on Company experience and expectations. Interest assumptions varied from 4.4% to 11.0% at December 31, 2006. Expense assumptions and assumptions for withdrawals vary by product, issue age, and policy duration, and are based on Company experience and expectations. Assumptions for mortality are based upon industry experience as modified to reflect Company experience. Assumptions also reflect a provision for adverse deviation, where appropriate. Mortality tables used are various modifications of the 1975-1980 Select & Ultimate ALB mortality tables.

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

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Company’s primary business is the sale of individual life insurance and annuity products. The Company does not distinguish or group its consolidated operations by product type or geography. Management decisions regarding the allocation of resources and the assessment of performance are made on a number of different operational perspectives including but not limited to a purchased block basis. The Company derives all significant revenues from a single reportable operating segment of the business, sales and administration of individual life insurance and annuity products. Accordingly, the Company does not report more than one segment.

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

For the years 2005 and 2004, the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure.” SFAS No. 123 allows companies to follow existing accounting rules (APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the Company recognized expense for stock-based awards based on their fair value at date of grant. The fair value disclosure assumes that fair value of option grants were calculated at the date of grant using the Black-Scholes option pricing model. No stock options were granted to employees for the years ended December 31, 2006, 2005, and 2004.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. SFAS 123(R) was originally effective July 1, 2005 but later deferred by the Securities and Exchange Commission to January 1, 2006, at which time it was adopted by the Company. The adoption of this statement had no impact on the Company’s consolidated financial statements as no options were granted to employees during 2006.

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

New Accounting Pronouncements

In September, 2005, the AICPA issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-1 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”). This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The provisions of SFAS No. 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 will be applied prospectively by the Company and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In March, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes − an Interpretation of FASB Statement No. 109” ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheets; and provides transition and interim period guidance, among other provisions. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 is to be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company will implement FIN 48 in the first quarter of 2007. Based upon the Company’s evaluation work completed to date, the Company expects to recognize a reduction to the January 1, 2007 balance of retained earnings of between $1.0 million and $1.5 million.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have a material effect on the Company’s consolidated financial position or results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

2.	Discontinued Operations - Sale of Family Life Insurance Company

On December 29, 2006, Financial Industries Corporation completed the sale of its wholly owned subsidiary, Family Life Insurance Company, to The Manhattan Life Insurance Company for $28.0 million in cash. In accordance with SFAS 144, the consolidated financial statements reflect the assets, liabilities and operating results of Family Life Insurance Company as discontinued operations, adjusted for certain activities as described below.

Prior to the sale, the Company transitioned the sales force of Family Life to a new division of Investors Life, FIC’s remaining insurance subsidiary. Although Investors Life is now selling similar products as those that were sold by Family Life, there are notable differences. The insurance is written on Investors Life policy forms and leads are no longer obtained from lending institutions. Leads are now purchased through other sources and the focus is on a different market demographic than the previous Family Life target market. The new division also now sells final expense insurance products, which was not a market focus for Family Life. Additionally, as a condition of the sales agreement, the new division of Investors Life is prohibited from selling products to existing policyholders and related customers of Family Life for five years.

In connection with the sale of Family Life, Investors Life entered into a coinsurance agreement with Family Life pursuant to which Investors Life will cede to Family Life (a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of mortgage protection term policies written during the five-year period beginning April 1, 2007 and ending March 31, 2012. Such business will be administered by Investors Life, and Investors Life will receive allowances for its expenses on the portion of the business that is ceded. Accordingly, the Company accrued a deferred revenue liability of $1.4 million in conjunction with recording the sale of Family Life, equal to the estimated net present value of future business expected to be ceded to Manhattan Life. Costs associated with the Family Life agents while affiliated with Family Life, much of which were capitalized and amortized as deferred policy acquisition costs, are included in discontinued operations.

Prior to the sale, Investors Life assumed certain universal life insurance and annuity contracts written by Family Life under reinsurance treaties between the companies. Effective September 30, 2006, Family Life and Investors Life executed recapture agreements related to these reinsurance treaties effectively terminating these treaties and removing Investors Life from any liability for life insurance and annuity contracts written by Family Life. Accordingly, all of the assets, liabilities, revenues and costs associated with these universal life insurance and annuity contracts are included in discontinued operations.

Also, prior to the closing of the sale, the Family Life Pension Plan, along with its assets and liabilities, was transferred from Family Life to its upstream parent company and all current and future obligations of the Family Life Pension Plan remain the responsibility of the Company. Accordingly, the Family Life Pension Plan liabilities and costs were not included in discontinued operations.

Family Life owned 648,640 shares of FIC common stock prior to the sale. Such shares were reflected as common treasury stock in the Company’s consolidated financial statements. Immediately preceding and as a condition of the sale of Family Life, 324,320 of these shares were acquired by the Company and the remaining 324,320 shares remained with Family Life at the time of the sale. Accordingly, the shares that remained with Family Life are now reflected as outstanding common stock shares as of December 31, 2006, and have been reflected as a sale of treasury stock in the accompanying consolidated financial statements.

Family Life shared certain operating costs, including personnel, premises, equipment and software, and other office and administrative expenses with FIC and its other subsidiaries through various sharing agreements. These agreements with Family Life were terminated upon its sale and Family Life (a wholly-owned subsidiary of Manhattan Life) did not retain any employees, equipment, software or liability for leases. Accordingly, the discontinued operations of Family Life were adjusted to eliminate the estimated continuing expenses associated with these shared operating costs.

The following table provides details regarding the operating results and loss on the sale of Family Life reported as discontinued operations in the consolidated statements of operations:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues:
Premiums, net	$17,122	$18,081	$17,995
Earned insurance charges	6,862	7,218	7,804
Net investment income	5,294	5,306	5,621
Net realized gains (losses) on fixed maturities and other investments	(3)	245	-
Other	13	9	(6)
Total revenues	29,288	30,859	31,414

Benefits and expenses:
Policyholder benefits and expenses	12,411	10,572	11,817
Interest expense on contractholder deposit funds	2,511	3,693	3,715
Amortization of deferred policy acquisition costs	7,276	8,391	9,501
Amortization of present value of future profits of acquired business	1,278	1,565	2,102
Operating expenses	6,967	8,312	8,077
Total benefits and expenses	30,443	32,533	35,212

Loss from discontinued operations before federal income taxes	(1,155)	(1,674)	(3,798)

Federal income tax benefit	(52)	(567)	(1,291)

Loss from discontinued operations, net of tax	(1,103)	(1,107)	(2,507)
Loss from sale of discontinued operations, net of tax of $0	(24,394)	-	-

Net loss from discontinued operations	$(25,497)	$(1,107)	$(2,507)

The following table provides details regarding the assets and liabilities of Family Life reported as discontinued operations in the consolidated balance sheet:

December 31, 2005
(In thousands)
Assets of Discontinued Operations:
Fixed maturity securities available for sale, at fair value	$68,543
Equity securities, at fair value	2,031
Policy loans	4,701
Total investments	75,275

Cash and cash equivalents	26,675
Deferred policy acquisition costs	39,134
Present value of future profits of acquired business	6,858
Agency advances and other receivables, net	5,302
Reinsurance receivables	2,870
Accrued investment income	907
Due premiums	1,781
Other assets	359

Total assets	$159,161

Liabilities of Discontinued Operations:
Contractholder deposit funds	$59,114
Future policy benefits	35,583
Other policy claims and benefits payable	3,879
Deferred federal income taxes	5,328
Other liabilities	3,078

Total liabilities	$106,982

3.	Investments

Fixed Maturities and Equity Securities

Investments in fixed maturities and equity securities and related unrealized gains and losses are detailed as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$69,482	$137	$1,161	$68,458
States, municipalities and political subdivisions	19,759	169	570	19,358
Corporate	324,907	744	7,171	318,480
Mortgage-backed and asset-backed	122,470	185	7,994	114,661

Total fixed maturities	$536,618	$1,235	$16,896	$520,957

Equity securities available for sale	$6,534	$3,282	$11	$9,805

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$93,765	$201	$1,339	$92,627
States, municipalities and political subdivisions	20,840	262	189	20,913
Corporate	288,101	1,650	4,448	285,303
Mortgage-backed and asset-backed	132,823	340	6,797	126,366

Total fixed maturities	$535,529	$2,453	$12,773	$525,209

Equity securities available for sale	$6,338	$2,549	$11	$8,876

Investors Life is required to maintain assets on deposit with state regulatory authorities. Such assets are included in fixed maturities and have an aggregate fair value of $3.6 million and $3.6 million at December 31, 2006 and 2005, respectively.

For investments of fixed maturities that have unrealized losses at December 31, 2006 and 2005, the fair value, gross unrealized losses, and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Treasury and other U.S. government agencies and corporations	$5,340	$81	$60,325	$1,080	$65,665	$1,161
States, municipalities, and political subdivisions	5,198	86	11,969	484	17,167	570
Corporate	72,563	1,042	173,203	6,129	245,766	7,171
Mortgage-backed and asset-backed	4,271	97	102,811	7,897	107,082	7,994

Fixed maturities available for sale	$87,372	$1,306	$348,308	$15,590	$435,680	$16,896

	2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Treasury and other U.S. government agencies and corporations	$60,212	$1,042	$25,638	$297	$85,850	$1,339
States, municipalities, and political subdivisions	7,473	53	4,862	136	12,335	189
Corporate	138,503	2,761	32,569	1,687	171,072	4,448
Mortgage-backed and asset-backed	77,052	1,401	38,851	5,396	115,903	6,797

Fixed maturities available for sale	$283,240	$5,257	$101,920	$7,516	$385,160	$12,773

At December 31, 2006, the Company held twelve U.S. Treasury securities with unrealized losses caused by interest rate increases. At December 31, 2005, the Company held thirteen U.S. Treasury securities with unrealized losses caused by interest rate increases. The average unrealized loss on these securities was 2% of carrying value in 2006 and 2005.

At December 31, 2006, the Company held four investments in debt securities issued by states, municipalities, and political subdivisions with unrealized losses caused primarily by market interest rate increases. The average unrealized loss on these securities, rated A- or higher by a credit ratings agency, was 3% of carrying value. At December 31, 2005, the Company held two investments in debt securities issued by states, municipalities, and political subdivisions with unrealized losses caused by interest rate increases. The average unrealized loss on these securities, rated AA or higher by a credit ratings agency, was 2% of carrying value.

At December 31, 2006, the Company held fifty-nine investments in debt securities issued by corporations with unrealized losses caused primarily by market interest rate increases. The average unrealized losses on fifty-two securities with investment grade ratings (BBB- or higher) was 3% of carrying value. The average unrealized losses on seven securities with less than investment grade ratings was 5% of carrying value, including securities issued by General Motors, Ford Motor Company, Ford Motor Credit Company and HCA with average unrealized losses of 6% of carrying value caused largely by credit ratings declines. At December 31, 2005, the Company held forty-three investments in debt securities issued by corporations with unrealized losses caused primarily by interest rate increases. The average unrealized losses on thirty-eight securities with investment grade ratings (BBB- or higher) was 2% of carrying value. The average unrealized losses on five securities with less than investment grade ratings was 10% of carrying value, including securities issued by General Motors, Ford Motor Company and Ford Motor Credit Company with average unrealized losses of 14% of carrying value caused largely by credit ratings declines.

At December 31, 2006, the Company held twenty-eight investments in mortgage-backed or asset-backed securities with unrealized losses caused by interest rate increases, including five securities with unrealized losses of less than $1,000. The average unrealized loss on these securities was 7% of carrying value. At December 31, 2005, the Company held twenty-eight investments in mortgage-backed or asset-backed securities with unrealized losses caused by interest rate increases, including six securities with unrealized losses of less than $1,000. The average unrealized loss on these securities was 6% of carrying value.

Because of the Company’s ability and intent to hold these investments until recovery of fair value, which may be maturity or earlier if called, the Company does not consider these unrealized losses to be other than temporary.

During the third quarter of 2005, the Company identified a security which was considered impaired and reduced its carrying value by $918,000. This security was sold in the fourth quarter of 2005. There were no other impairments in the carrying value of investments in 2006, 2005 or 2004 which were considered other than temporary.

As part of the Company’s ongoing investment review, the Company has reviewed its fixed maturities and equity securities investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2006 or 2005. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on these investments at December 31, 2006 and 2005 were temporary.

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

The amortized values and market values of fixed maturities at December 31, 2006, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Value	Fair Value
	(In thousands)

Due in one year or less	$63,891	$63,875
Due after one year through five years	127,004	125,284
Due after five years through ten years	169,384	165,478
Due after ten years	53,869	51,659
Mortgage-backed and asset-backed securities	122,470	114,661

Total fixed maturities	$536,618	$520,957

The net change in unrealized gains (losses) on fixed maturities available for sale and equity securities represent a component of accumulated other comprehensive income for the years ended December 31, 2006, 2005, and 2004. The following is a summary of the change in unrealized gains (losses) for continuing operations, net of the effects on DAC and PVFP and related deferred income taxes, that are reflected in accumulated other comprehensive income for the periods presented.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Fixed maturities	$(5,341)	$(8,056)	$(229)
Equity securities	733	347	643
Gross unrealized gains (losses)	(4,608)	(7,709)	414
Effect on other balance sheet accounts	1,812	1,720	52
Deferred federal income taxes	951	2,035	162

Net change in unrealized gains (losses) on investments	$(1,845)	$(3,954)	$628

The following table sets forth unrealized holding gains (losses) on investments arising during the year that includes both continuing and discontinued operations and the reclassification adjustments required for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Reclassification adjustments:
Unrealized holding gains (losses) on investments arising during the period, net of taxes	$(1,836)	$(3,536)	$(105)
Reclassification adjustments for gains (losses) included in net income, net of taxes	(9)	(418)	733
Unrealized gains (losses) on investments, net of reclassification adjustment, net of taxes	$(1,845)	$(3,954)	$628

Net Investment Income

The components of net investment income are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Fixed maturities	$27,453	$23,340	$22,890
Policy loans	2,192	2,369	2,530
Other	198	696	218
Gross investment income	29,843	26,405	25,638
Investment expenses	(522)	(564)	(556)

Net investment income	$29,321	$25,841	$25,082

Net Realized Gains on Real Estate

On June 1, 2005, the Company sold the River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross purchase price of $103 million. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One for a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation of the lease at March 31, 2008. The Company realized a gain of $10.6 million on the sale, which includes both a 2005 realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.

During 2004, the Company sold two properties generating gross proceeds of $2.0 million and realized gains of $1.7 million. During 2005, the Company also sold three properties generating gross proceeds of $1.2 million and realized gains of $761,000. During the first quarter of 2006, the Company sold its remaining three properties generating gross proceeds of $646,000 and realized gains of $517,000.

Net Realized Investment Gains (Losses) on Fixed Maturities

Proceeds and gross realized gains (losses) from sales of fixed maturities available for sale are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Proceeds	$-	$4,547	$150,436

Gross realized gains	$-	$32	$1,810
Gross realized losses	-	6	702

Net realized gains (losses)	$-	$26	$1,108

Non-income Producing Investments

The Company had no investments at December 31, 2006 that were non-income producing for the preceding twelve months. The Company had real estate investments totaling $30,000 at December 31, 2005 that were non-income producing for the preceding twelve months.

4.	Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Fixed maturity securities available for sale	$520,957	$520,957	$525,209	$525,209
Equity securities	9,805	9,805	8,876	8,876
Policy loans	30,189	36,443	32,936	41,276
Short-term investments	7,473	7,473	1,204	1,204
Cash and cash equivalents	55,603	55,603	36,906	36,906
Separate account assets	350,987	350,987	342,911	342,911

Financial liabilities:
Separate account liabilities	$350,987	$350,987	$342,911	$342,911
Deferred annuities	112,181	109,212	133,737	129,491
Notes payable	15,000	15,000	15,000	15,000
Supplemental contracts	10,003	10,003	10,227	10,227

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Fixed Maturities and Equity Securities

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

Notes Payable

The carrying value of notes payable approximates the fair value as the interest rate is variable.

5.	Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Deferred policy acquisition costs, beginning of year	$11,671	$11,878	$12,347
Policy acquisition costs deferred	1,746	349	463
Amortization, net of interest accretion	(1,156)	(1,604)	(978)
Adjustments for unrealized gains/losses on investment securities	2,168	1,048	46

Deferred policy acquisition costs, end of year	$14,429	$11,671	$11,878

6.	Present Value of Future Profits of Acquired Business

An analysis of the present value of future profits of acquired business follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Present value of future profits of acquired business, beginning of year	$9,007	$9,483	$10,571
Accretion of interest	622	762	850
Amortization	(1,524)	(1,908)	(1,946)
Adjustments for unrealized gains/losses on investment securities	(356)	670	8
Present value of future profits of acquired business, end of year	$7,749	$9,007	$9,483

Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):

2007	$1,058
2008	$862
2009	$769
2010	$718
2011	$561

7.	Notes Payable

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

The entire principal amount of the Senior Notes and any accrued but unpaid interest may become immediately due and payable upon an event of default, which includes: (1) failure to pay interest within 30 days of any due date; (2) failure to pay principal when due; (3) the bankruptcy or insolvency of FIC; or (4) the merger of FIC or sale of all or substantially all of its assets unless the successor entity to a merger is a United States corporation (or a foreign corporation that agrees to be bound by certain tax provisions). The terms of the Senior Notes also place certain limitations on the offer or sale of securities of FIC if it would render invalid the exemption of the notes issued in connection with the loan from the registration requirements of the Securities Act of 1933. As of December 31, 2006, the Company is in compliance with all provisions of this agreement.

8.	Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries, except for Investors Life and ILG Securities, which file separate returns.

Total income taxes were allocated as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Tax provision (benefit) on income or loss from:
Continuing operations	$2,909	$620	$(913)
Discontinued operations	(52)	(567)	(1,291)
Cumulative effect of change in accounting principle	-	-	118
Total tax provision (benefit) on income or loss	2,857	53	(2,086)

Tax provision (benefit) on components of shareholders’ equity:
Net unrealized gains/losses on:
Fixed maturities available for sale	(908)	(2,522)	(364)
Equity securities	262	106	218
Additional paid in capital - stock option tax benefit	-	-	-
Minimum pension liability	424	(28)	(1,495)
Total tax provision (benefit) on shareholders’ equity	(222)	(2,444)	(1,641)

Total provision (benefit) for income taxes	$2,635	$(2,391)	$(3,727)

The provision for income taxes is less than the amount of income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax income from continuing operations (before discontinued operations and cumulative effect of change in accounting principle), as a result of the following differences:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Income taxes at the statutory rate	$1,232	$531	$(4,412)
Increase (decrease) in taxes resulting from:
Dividends received deduction	(42)	(41)	(21)
Nondeductable goodwill	-	-	256
Tax liabilities	(411)	-	-
Valuation allowance	2,027	134	3,264
Other items, net	103	(4)	-

Total provision (benefit) for income taxes on continuing operations	$2,909	$620	$(913)

The provision (benefit) for income taxes differs from the income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax loss from discontinued operations for the year ended December 31, 2006, as a result of the following differences (in thousands):

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Income taxes at the statutory rate	$(8,687)	$(569)	$(1,291)
Increase (decrease) in taxes resulting from:
Disallowed loss on sale of subsidiary	7,867	-	-
Tax on sale of parent stock	425	-	-
Valuation allowance	427	-	-
Other items, net	(84)	2	-

Total benefit for income taxes on discontinued operations	$(52)	$(567)	$(1,291)

Provision has not been made for state and foreign income tax expense since this expense is minimal. Premium taxes are paid to various states where premium revenue is earned. Premium taxes are included in the statements of operations as operating expenses.

Current federal income taxes (payable) receivable from continuing operations totaled $(.7) million and $2.7 million at December 31, 2006 and 2005, respectively.

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company’s assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax liabilities:
Deferred policy acquisition costs	$885	$1,915
Present value of future profits of acquired business	2,510	2,816
Deferred and uncollected premium	81	91
Reinsurance receivables	1,717	2,814
Prepaid expenses	1,538	1,090
Other taxable temporary differences	312	207
Total deferred tax liabilities	7,043	8,933

Deferred tax assets:
Policy reserves	2,124	4,660
Net operating loss carry forward	11,205	11,563
Unrealized loss on securities	2,842	1,892
Agency advances	-	12
Separate accounts	293	293
Pension liability	2,088	1,507
Other deductible temporary differences	2,683	3,896
Total deferred tax assets	21,235	23,823
Valuation allowance	(12,301)	(10,249)
Net deferred tax assets	8,934	13,574

Net deferred tax assets	$(1,891)	$(4,641)

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of “gain from operations” of Investors Life was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as “policyholders’ surplus accounts.” Subject to certain limitations, “policyholders’ surplus” is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in this account for Investors Life at December 31, 2006, was $12.6 million, of which $4.4 million would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders’ surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 2006, Investors Life has approximately $166.4 million in the aggregate in its shareholders’ surplus account from which distributions could be made without incurring any federal tax liability.

FIC and its subsidiaries have no taxes paid in prior years that can be recovered in the event of future operating losses.

At December 31, 2006, the Company had net operating loss carry forwards of approximately $33.0 million, which will begin to expire in 2008. Approximately $30.6 million of these loss carry forwards are not scheduled to expire until years 2018 through 2025 and $29.3 million is available to offset taxable income of members of the FIC group excluding Investors Life.

The Company has a valuation allowance of approximately $12.3 million as of December 31, 2006 and 10.2 million as of December 31, 2005 and an increase in the valuation allowance of $2.1 million in 2006 and $0.4 million in 2005. Of the $2.1 million increase in 2006, the amount of the increase (decrease) allocated to continuing operations, discontinued operations, and other comprehensive income is $2.0 million, $0.5 million, and $(0.4) million respectively.

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. Management has established a valuation allowance of $12.3 million and $10.2 million as of December 31, 2006 and 2005, respectively. Management has determined, primarily due to the Company’s cumulative loss position over the past three years and significant limitations prescribed by the Internal Revenue Code, that it is more likely than not that a portion of the deferred tax assets will not be realized through reductions of future taxes. Specifically, the Internal Revenue Code limits the yearly utilization of nonlife deferred tax assets against life insurance deferred tax liabilities. The valuation allowance has been established primarily against the portion of the nonlife deferred tax assets that have expiration dates prior to which those deferred assets could be utilized against life insurance deferred tax liabilities. These deferred tax assets are mainly comprised of the nonlife net operating losses described above. As previously disclosed in Note 2, during 2006 the Company sold one of its life insurance subsidiaries which had significant net deferred tax liabilities. These deferred tax liabilities were used, in part, to support the conclusion that a portion of the Company’s beginning of year nonlife net deferred tax asset was more likely than not to be realized. The sale of this subsidiary and its net deferred tax liabilities was a change in circumstances that caused a change in judgment about the realization of the nonlife deferred tax assets in future years. As a result, management has determined that it is more likely than not, based on the weight of the available evidence, that an additional $1.5 million valuation allowance is needed at December 31, 2006 against the beginning of year deferred tax assets previously supported by the life insurance subsidiary’s deferred tax liabilities. This increase in the valuation allowance is part of the $2.0 million increase in valuation allowance from continuing operations.

9.	Reinsurance

Investors Life reinsures portions of certain policies they write, thereby providing greater diversification of risk and minimizing exposure on larger policies. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of benefit payments. The Company’s retention on any one individual ranges up to $250,000 depending on the risk.

Total life insurance in force was $3.8 billion and $4.0 billion at December 31, 2006 and 2005, respectively. Of these amounts, life insurance in force totaling $409 million and $393 million was ceded to reinsurance companies. Reinsurance contracts are primarily on a yearly renewable term basis representing 65.0% and 63.5% of ceded life insurance in force at December 31, 2006 and 2005, respectively. Investors Life maintains reinsurance treaties under which it reinsures all of the mortality risks under accidental death benefit policies, and substantially all of the contractual obligations and risks under accident and health and disability income policies.

Policy liabilities and contractholder deposit funds are reported in the consolidated financial statements before considering the effect of reinsurance ceded. The insurance subsidiaries remain liable to the extent the reinsurance companies are unable to meet their obligations under the reinsurance agreements.

The components of reinsurance receivables as presented in the consolidated financial statements are as follows:

	December 31,
	2006	2005
	(In thousands)

Receivable related to modified coinsurance agreement	$23,771	$23,828
Future policy benefits ceded	2,865	2,773
Other reinsurance recoverables	1,527	6,683
Other policy claims and benefits	898	1,954

Total reinsurance receivables	$29,061	$35,238

The amounts in the consolidated statements of operations have been reduced by reinsurance ceded as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Premiums	$717	$1,754	$1,742

Policyholder benefits and expenses	$1,193	$1,818	$1,725

Estimated amounts recoverable from reinsurers on paid claims are $238,000 and $3.1 million in 2006 and 2005, respectively. These amounts are included in reinsurance receivables in the consolidated financial statements at December 31, 2006 and 2005.

10.	Shareholders’ Equity

Dividend Restrictions

On March 18, 2004, Investors Life was redomesticated to the State of Texas. Accordingly, the ability to pay dividends by this insurance company is regulated by the Texas Department of Insurance. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. No dividends were paid to the Company by Investors Life or Family Life in 2006, 2005 or 2004. Pursuant to statutory limitations, the maximum dividend payment which could be made by Investors Life in 2007, without the prior approval of the TDI is approximately $5.5 million.

Regulatory Capital Requirements of Insurance Companies

The Texas Department of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC solvency margins for Investors Life at December 31, 2006 and 2005 were in excess of NAIC minimum standards.

NAIC IRIS Ratios

The NAIC Regulatory Information System (“IRIS”) ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2005, Investors Life had two ratios which were outside the usual ranges primarily related to investment income and changes in premium. For 2006 Investors Life had four ratios which were outside the usual ranges, which were primarily related to changes in investment income and changes in premium, product mix, and reserving. The ratios were outside the usual ranges primarily due to a recapture of ceded reinsurance by Family Life from Investors Life during 2006. This recapture occurred prior to the sale of Family Life. For statutory accounting purposes, the recapture affected premium income and change in policy reserves which caused ratios to fall outside the usual ranges. Excluding the effects of the reinsurance recapture, Investors Life would have had one ratio outside the usual ranges, which related to investment income. Investors Life continues to maintain capital and surplus positions which significantly exceed risk-based capital (“RBC”) and other regulatory requirements.

Capital and Surplus of Insurance Company

Capital and surplus of Investors Life as determined in accordance with statutory accounting practices prescribed or permitted by the State of Texas at December 31, 2006 and 2005, was $43.0 million and 38.7 million, respectively. Statutory net income (loss) was $5.6 million, $10.7 million, and $(3.0 million) for the years ended December 31, 2006, 2005, and 2004, respectively.

Investors Life prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Texas. The prescribed or permitted accounting practices for Texas differs in certain instances from the NAIC Accounting Practices and Procedures Manual (“NAIC SAP”) as described in more detail below.

Investors Life reported its investment in FIC common stock at December 31, 2005 under a prescribed practice pursuant to the Texas Department of Insurance (“TDI”).

A reconciliation of the capital and surplus of Investors Life at December 31, 2006 and 2005 between NAIC SAP and practices prescribed by the State of Texas is shown below:

	December 31,
	2006	2005
Investors Life:	(In thousands)

Capital and surplus as reported in audited statutory financial statements	$43,047	$38,686

State prescribed practices:
Investment in FIC common stock	-	(6,392)
Capital and surplus per NAIC SAP	$43,047	$32,294

11.	Retirement Plans and Employee Stock Plans

Retirement Plans

A. Family Life

Family Life has a non-contributory defined benefit pension plan (“Family Life Pension Plan”), which covers employees who have completed one year or more of service. Under the Family Life Pension Plan, benefits are payable upon retirement based on earnings and years of credited service.

As more fully described in Note 2, the Company completed the sale of its wholly owned subsidiary, Family Life, as of December 29, 2006. Prior to the closing of the sale, the Family Life Pension Plan, along with its assets and liabilities, was transferred from Family Life to its upstream parent company and all current and future obligations of the Family Life Pension Plan remain the responsibility of the Company. As of the date of the financial statements, the Family Life Pension Plan continues to be known as such.

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

c.	Effective April 1, 1997, the Family Life Pension Plan was amended to provide that the accrual rate for future service is 1.57% of Final Average Earnings multiplied by Credited Service after March 31, 1997, less 0.65% of Final Average Earnings up to Covered Compensation. With respect to service prior to April 1, 1997, the accrual rate described in paragraph (b), above, is applicable, with Average Final Earnings taking into account a participant’s earnings subsequent to April 1, 1997.

d.	Effective March 31, 2004, all employees covered under the plan were terminated. No new employees are permitted to enter or re-enter the plan. Thus, as of December 31, 2006, the plan only consists of retirees currently receiving pensions and vested terminated employees entitled to future benefits upon attaining normal or early retirement age.

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

Settlements occurred on September 30, 2006 and December 31, 2006, 2005 and 2004 due to the settlement of several former employees’ plan obligations through the payment of lump sums. A settlement occurs whenever the lump sums paid during the year exceed the sum of the plans Service Cost and Interest Cost components of expense for that year. The settlements resulted in the recognition of charges to expense totaling $433,000, $361,000 and $399,000 for 2006, 2005 and 2004, respectively.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension plan in its December 31, 2006 consolidated financial statements, with a corresponding adjustment to accumulated other comprehensive income, net of tax, eliminating the minimum pension liability provision of SFAS No. 87. However, as the plan has been frozen as of December 31, 2005, there is no effect of this adoption on the consolidated financial statements of the Company as the funded status based on accumulated benefit obligation (calculated under the provisions of SFAS No. 87) and the funded status based on projected benefit obligation (calculated under the provisions of SFAS No. 158) remain the same. Any actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The pension costs for the Family Life Pension Plan include the following components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Service cost for benefits earned during the year	$-	$-	$-
Interest cost on projected benefit obligation	440	464	508
Expected return on plan assets	(412)	(405)	(432)
Amortization of unrecognized prior service cost	-	-	-
Amortization of unrecognized (gains) losses	90	105	77
Recognition of net loss due to settlement	433	361	399

Net periodic benefit cost	$551	$525	$552

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2006	2005	2004

Discount rate	5.25%	5.25%	6.25%
Expected long-term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	N/A	N/A	N/A

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

The following summarizes the obligations and funded status of the Family Life Pension Plan:

	December 31,
	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$8,970	$9,163
Service cost	-	-
Interest cost	440	464
Benefits paid	(121)	(137)
Liability actuarial (gain) loss	(580)	263
Curtailments	-	-
Annual lump sum distribution or other expected settlements	(1,069)	(783)
Benefit obligation at end of year	7,640	8,970

Change in plan assets:
Fair value of plan assets at beginning of year	5,655	5,894
Actual return on plan assets	556	269
Employer contributions	924	412
Benefits paid	(121)	(137)
Annual lump sum distribution or other expected settlements	(1,069)	(783)
Fair value of plan assets at end of year	5,945	5,655

Funded status at end of year	$(1,695)	$(3,315)

Amounts recognized in the Company's consolidated financial statements:
Assets	$-	$825
Liabilities	(1,695)	(4,140)

Net amount recognized	$(1,695)	$(3,315)

Amounts recognized in accumulated other comprehensive income:
Net loss	$2,893	$4,140
Prior service cost	-	-

Net amount recognized	$2,893	$4,140

	December 31,
	2006	2005
	(In thousands)

Projected benefit obligation	$7,640	$8,970
Accumulated benefit obligation	$7,640	$8,970
Fair value of plan assets	$5,945	$5,655

Weighted average assumptions used to determine benefit obligations:

	December 31,
	2006	2005

Discount rate	5.63%	5.25%
Rate of compensation increase	N/A	N/A

Included in accumulated other comprehensive income at December 31, 2006 is unrecognized actuarial losses of $2,893,000, before taxes. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2007 is $67,000, before taxes. The increase (decrease) in the additional minimum liability before taxes included in accumulated other comprehensive income totaled $(1,247,000) and $(67,000) for the years ended December 31, 2006 and 2005, respectively.

The plan’s asset allocations are as follows:

	December 31,
	2006	2005

Equity securities	56%	53%
Debt securities	37%	42%
Cash and cash equivalents	7%	5%

Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. The plan’s targeted asset allocation under its investment policy is as follows: equities - 50%; debt securities - 45%; and cash and cash equivalents - 5%.

The estimated contribution to the plan for 2007 is $450,000. No plan assets are expected to be returned to the Company during the year ended December 31, 2007.

The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

Year	Estimated Benefit Payments
(In thousands)

2007	$984
2008	$1,172
2009	$1,066
2010	$351
2011	$794
Years 2012 through 2016	$2,224

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

A curtailment occurred on December 31, 2004, when the plan was amended to freeze accrued benefits for all participants except for Rule of 68 Non-Highly Compensated Employees (NHCEs). (A Rule of 68 Participant is a Participant who was an Employee on December 31, 2004 and for whom the sum of the Participant’s age in years and fractions thereof and service in years and fractions thereof was greater than or equal to 68 years as of December 31, 2004. A Rule of 68 NHCE is a Rule of 68 Participant who was not a Highly Compensated Employee, as defined under IRC Section 414(q), as of December 31, 2004). Because the plan’s unrecognized losses exceeded the decrease in PBO caused by the curtailment as of December 31, 2004, the SFAS No. 88 curtailment charge recognized in the 2004 expense was zero.

Additionally, a curtailment occurred on December 31, 2005 when the decision was made to amend the plan to freeze accrued benefits for Rule of 68 NHCEs, effective March 31, 2006. Because the plan’s unrecognized losses exceeded the decrease in PBO caused by the curtailment on December 31, 2005, the SFAS No. 88 curtailment charge recognized in the 2005 expense was zero. Because all plan participants’ accrued benefits are now frozen, there will be no additional curtailments under this plan in the future.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension plan in its December 31, 2006 consolidated financial statements, with a corresponding adjustment to accumulated other comprehensive income, net of tax, eliminating the minimum pension liability provision of SFAS No. 87 The adjustment to accumulated other comprehensive income at adoption of $3,250,000 represents the net unrecognized actuarial losses prior to the adoption of SFAS No. 158 , which were previously netted against the plan’s funded status in the Company’s consolidated financial statements pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effect of applying SFAS No. 158 on individual line items in the accompanying consolidated balance sheet at December 31, 2006 is described below:

	Before Implementation of SFAS 158	Implementation Adjustments	After Implementation of SFAS 158
	(In thousands)

Assets for pension benefits	$3,358	$(3,250)	$108
Deferred income taxes	801	1,090	1,891
Total assets	1,040,471	(2,160)	1,038,311
Accumulated other comprehensive income (loss)	(7,426)	(2,160)	(9,586)
Total shareholders' equity	62,841	(2,160)	60,681

The pension costs for the ILCO Pension Plan include the following components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Service cost for benefits earned during the period	$15	$46	$582
Interest cost on projected benefit obligation	1,048	1,047	1,134
Expected return on plan assets	(1,400)	(1,379)	(1,368)
Amortization of unrecognized (gains) losses	184	136	175
Amortization of unrecognized prior service cost	-	-	-

Net periodic benefit cost	$(153)	$(150)	$523

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2006	2005	2004

Discount rate	5.50%	5.75%	6.25%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.75%	3.75%	4.00%

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

The following summarizes the obligations and funded status of the ILCO Pension Plan:

	December 31,
	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$19,334	$18,161
Service cost	15	46
Interest cost	1,048	1,047
Benefits paid	(890)	(714)
(Gain) loss due to experience	(308)	956
Curtailments	-	(162)
Benefit obligation at end of year	19,199	19,334

Change in plan assets:
Fair value of plan assets at beginning of year	18,106	17,595
Actual return on plan assets	2,091	1,225
Employer contributions	-	-
Benefits paid	(890)	(714)
Fair value of plan assets at end of year	19,307	18,106

Funded status at end of year	$108	$(1,228)

Amounts recognized in the Company's consolidated financial statements:
Assets	$108	$3,205
Liabilities	-	(4,433)

Net amount recognized	$108	$(1,228)

Amounts recognized in accumulated other comprehensive income:
Net loss	$3,250	$4,433
Prior service cost	-	-

Net amount recognized	$3,250	$4,433

	December 31,
	2006	2005
	(In thousands)

Projected benefit obligation	$19,199	$19,334
Accumulated benefit obligation	$19,199	$19,334
Fair value of plan assets	$19,307	$18,106

Weighted average assumptions used to determine benefit obligations:

	Year Ended December 31,
	2006	2005

Discount rate	5.80%	5.50%
Rate of compensation increase	N/A	3.75%

Included in accumulated other comprehensive income at December 31, 2006 is unrecognized actuarial losses of $3,250,000, before taxes. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2007 is $88,000, before taxes. The increase (decrease) in the additional minimum liability before taxes included in accumulated other comprehensive income totaled $(1,183,000) and $1,075,000 for the years ended December 31, 2006 and 2005, respectively.

The plan’s asset allocations are as follows:

	December 31,
	2006	2005

Equity securities	65%	60%
Debt securities	25	30
Cash and cash equivalents	10	10
Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. The plan’s targeted asset allocation under its investment policy is as follows: equities - 65%; debt securities - 30%; and cash and cash equivalents - 5%.

The estimated minimum contribution to the plan for 2007 is zero. No plan assets are expected to be returned to the Company during the year ending December 31, 2007.

The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

Year	Estimated Benefit Payments
(In thousands)

2007	$1,252
2008	$1,317
2009	$1,335
2010	$1,322
2011	$1,342
Years 2012 through 2016	$6,596

Savings and Investment Plan

ILCO maintains a savings and investment plan (“401(k) Plan”) for eligible employees. The 401(k) Plan allows eligible employees who have met the eligibility waiting period to make contributions to the 401(k) Plan on a tax deferred basis, and in 2006 provides for a matching contribution by participating companies. The match, which is in the form of cash, is equal to 100% of an eligible participant’s elective deferral contributions, as defined by the 401(k) Plan, not to exceed 2% of the participant’s plan compensation.

Effective January, 1, 2006, the 401(k) Plan was amended to add the provision whereby the employer discontinued all contributions under Section 4.1(b), including the Safe Harbor Non-elective Contributions set forth in Appendix A to the Plan. Further, employer matching contributions will be made in the form of cash instead of FIC common stock on an annual basis instead of a quarterly basis. Allocations are made to the accounts of participants who were actively at work at the end of the calendar year. For the plan year beginning January 1, 2007, the employer contribution will be made on a discretionary basis. Vesting benefits of employer contributions are made on number of years of service.

In 2006, a participant may elect to contribute up to 75% of eligible earnings on a tax deferred basis, including the maximum permissible catch-up deferral amounts for age 50 or older and, subject to limitations applicable to “highly compensated employees,” as defined by the Internal Revenue Code. Plan participants may allocate contributions, and earnings thereon, between several investment options. The Account Balance of each participant attributable to employee contributions is 100% vested at all times. Vesting of benefits attributable to employer contributions is based on years of service. The contribution costs recognized by the Company relating to the 401(k) Plan totaled $0, $445,000, and $118,000 for the years ended December 31, 2006, 2005, and 2004. For 2006, Company contributions totaling $144,000 were funded through forfeited non-vested participant balances.

The 401(k) Plan accounts for employees who participated in prior plans of the Company or one of its affiliates and may include the following prior plan accounts:
•	Prior Plan After-tax Account
•	Transferred ESOP Account or
•	ESOP Diversification Account

ILCO maintained an Employee Stock Ownership Plan (“ESOP Plan”) and a related trust for the benefit of its employees and Family Life employees. The ESOP Plan generally covered employees who had attained the age of 21 and had completed one year of service. Vesting of benefits to employees was based on number of years of service. Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP Plan into the 401(k) Plan. In connection with the merger, certain features under the ESOP Plan were preserved for the benefit of employees previously participating in the ESOP Plan with regard to all benefits accrued under the ESOP Plan through the date of merger. The merger was effected on December 26, 2001. No contributions were made to the ESOP Plan in 2006, 2005, or 2004. At December 31, 2006, the 401(k) Plan had a total of 250,935 shares of FIC stock, which are allocated to participants.

401(k) Plan shares are treated as issued and outstanding in calculating the Company’s earnings per share. Dividends to shareholders in the 401(k) Plan are treated by the Company as dividends to outside shareholders and are a direct charge to retained earnings.

FIC Stock Option Plan

The Company has a qualified stock option plan for officers and key employees. The aggregate amount of the common shares on which options may be granted is limited to 200,000 shares. The option price will not be less than 100% of the fair market price of the optioned shares on the date the option is granted. As of December 31, 2006, no options had been granted under the FIC Stock Option Plan.

Stock Appreciation Rights

On November 4, 2002, FIC adopted an Equity Incentive Plan (the “Plan”). The purpose of the Plan is to provide motivation to key employees of the Company and its subsidiaries to put forth maximum efforts toward the continued growth, profitability, and success of the Company and its subsidiaries by providing incentives to such key employees through performance-related incentives, including, but not limited to, the performance of the common stock of the Company. Toward this objective, stock appreciation rights or performance units may be granted to key employees of the Company and its subsidiaries on the terms and subject to the conditions set forth in the Plan. No stock appreciation rights were granted during 2006, 2005 or 2004.

12.	Lease Commitments

In conjunction with the sale of River Place Pointe on June 1, 2005, the Company entered into a lease agreement with the buyer for approximately 76,000 square feet in Building One. The agreement has a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation of the lease at March 31, 2008.

The Company and its subsidiaries have entered into other lease agreements for records storage space and equipment which expire at various dates through August 2010.

The Company recorded rent expenses of $2,069,000, $2,019,000, and $368,000 in 2006, 2005 and 2004, respectively. At December 31, 2006, minimum annual rentals under noncancellable leases are as follows (in thousands):

(In thousands)
2007	$2,582
2008	828
2009	216
2010	121
2011	-
Thereafter	-
Total	$3,747

13.	Commitments and Contingencies

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

On April 17, 2007, Manhattan Life and Family Life, filed a civil suit in the 215th Judicial District Court, Harris County, Texas, against Family Life Corporation, Investors Life and FIC Insurance Services, L.P. (“FICIS”), each a subsidiary of the Company. The suit alleges that: a) Family Life Corporation breached the Stock Purchase Agreement with Manhattan life by competing with Family Life and accepting insurance “directly or indirectly” from active accounts of Family Life; b) FICIS breached the Administrative Services Agreement with Family Life by willfully communicating with or willfully assisting with the communication by its affiliates with policyholders in a manner intended to solicit Family Life accounts on behalf of Investors Life; c) FICIS breached fiduciary duties owed to Family Life in the administration and management of the accounts of the policy holders of Family Life by assisting in the conversion of Family Life policies to the policies of Investors Life, and by their actions, Investors Life and Family Life Corporation aided and abetted such breach of fiduciary duty; and, d) Family Life Corporation, Investors Life and FICIS have tortuously interfered with existing contracts of Family Life with its policyholders, including the Stock Purchase Agreement and the Administrative Services Agreement. The Company intends to vigorously defend the suit, and has filed an answer denying the plaintiffs' claims.  In addition, FICIS has filed, and intends to vigorously prosecute, a counterclaim for amounts due and owing by Family Life for services performed pursuant to the Administrative Services Agreement.

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

Sale of Family Life

FIC, through its wholly owned subsidiary, Family Life Corporation, entered into a definitive agreement on December 8, 2006 for the sale of its wholly owned insurance subsidiary, Family Life, to Manhattan Life for $28.0 million in cash, subject to certain post-closing adjustments. The sale of Family Life was completed on December 29, 2006.

Pursuant to the terms and subject to the limitations contained in the sale agreement, Family Life Corporation agreed to indemnify Manhattan Life against all losses incurred by Manhattan Life that are caused by a breach of any of the representations, warranties, covenants or other agreements made by Family Life Corporation in the sale agreement.  As described above, Manhattan Life filed suit against the Company on April 17, 2007 claiming that the Company has breached the non-competition provision contained in the sale agreement, and Manhattan Life may file additional indemnification claims in the future.  We cannot estimate the amount that the Company may be required to pay to Manhattan Life if it is successful in its pending lawsuit, nor can we estimate the likelihood or amount of future claims under the sale agreement.

Family Life Corporation's obligation to indemnify Manhattan Life is limited to individual or related losses of Manhattan Life that exceed $10,000, and Family Life Corporation is responsible only for the portion of all such losses that exceeds $420,000.  Furthermore, the maximum amount that Family Life Corporation can be required to pay Manhattan Life as indemnification under the sale agreement is $8,400,000.  Family Life Corporation's indemnification obligations expire on June 29, 2008, except with respect to covenants and agreements of Family Life Corporation that extend beyond such date, including but not limited to the non-competition provisions of the sale agreement, which survive for a period of 5 years following the closing of the sale transaction.

14.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$715	$942	$(12,060)

Denominator:
Weighted average common shares outstanding:
Basic	9,863	9,821	9,796
Common stock options	-	-	-
Repurchase of treasury stock	-	-	-

Diluted	9,863	9,821	9,796

Per share:
Basic	$0.07	$0.09	$(1.23)
Diluted	$0.07	$0.09	$(1.23)

Options to purchase 0 and 650,000 shares of common stock at a price of $16.42 were outstanding at December 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods in which a net loss was incurred.

15.	Business Concentration

Investors Life markets individual traditional life, mortgage protection life, universal life, and annuity products in 49 states, the District of Columbia, and the U.S. Virgin Islands with concentrations of approximately 12%, 8%, 8%, and 7% in Pennsylvania, California, New Jersey, and Ohio, respectively, for 2006. For 2005, these concentrations were 13%, 8%, 7%, and 8% in Pennsylvania, California, New Jersey, and Ohio, respectively.

16. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data for 2006 and 2005 is provided below:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share data)

Total revenues	$17,387	$16,437

Loss from continuing operations before discontinued operations	$(1,217)	$(986)
Discontinued operations	(569)	(157)
Net loss	$(1,786)	$(1,143)

Basic earnings per share:
Loss from continuing operations before discontinued operations	$(0.12)	$(0.10)
Discontinued operations	(0.06)	(0.02)
Net loss	$(0.18)	$(0.12)

Diluted earnings per share:
Loss from continuing operations before discontinued operations	$(0.12)	$(0.10)
Discontinued operations	(0.06)	(0.02)
Net loss	$(0.18)	$(0.12)

	Three Months Ended
	June 30,
	2006	2005
	(In thousands, except per share data)

Total revenues	$18,295	$25,502

Income from continuing operations before discontinued operations	$1,008	$4,914
Discontinued operations	733	(232)
Net income	$1,741	$4,682

Basic earnings per share:
Income from continuing operations before discontinued operations	$0.10	$0.50
Discontinued operations	0.08	(0.02)
Net income	$0.18	$0.48

Diluted earnings per share:
Income from continuing operations before discontinued operations	$0.10	$0.50
Discontinued operations	0.08	(0.02)
Net income	$0.18	$0.48

	Three Months Ended
	September 30,
	2006	2005
	(In thousands, except per share data)

Total revenues	$18,143	$16,160

Income (loss) from continuing operations before discontinued operations	$1,611	$(1,573)
Discontinued operations	(316)	(949)
Net income (loss)	$1,295	$(2,522)

Basic earnings per share:
Income (loss) from continuing operations before discontinued operations	$0.16	$(0.16)
Discontinued operations	(0.03)	(0.10)
Net income (loss)	$0.13	$(0.26)

Diluted earnings per share:
Income (loss) from continuing operations before discontinued operations	$0.16	$(0.16)
Discontinued operations	(0.03)	(0.10)
Net income (loss)	$0.13	$(0.26)

	Three Months Ended
	December 31,
	2006	2005
	(In thousands, except per share data)

Total revenues	$18,588	$17,457

Loss from continuing operations before discontinued operations	$(687)	$(1,413)
Discontinued operations	(25,345)	231
Net loss	$(26,032)	$(1,182)

Basic earnings per share:
Loss from continuing operations before discontinued operations	$(0.07)	$(0.15)
Discontinued operations	(2.56)	0.03
Net loss	$(2.63)	$(0.12)

Diluted earnings per share:
Loss from continuing operations before discontinued operations	$(0.07)	$(0.15)
Discontinued operations	(2.56)	0.03
Net loss	$(2.63)	$(0.12)

17.	Subsequent Events

FIC entered into an Engagement Letter (the "Engagement Letter"), dated February 1, 2007, between FIC and DLB Capital Fund FNIN, LLC ("DLB"), pursuant to which FIC agreed to pay DLB $439,996 for management consulting services over the term of the Engagement Letter, which shall terminate on January 31, 2008, unless terminated earlier in accordance with the Engagement Letter. DLB is a Wilton, Connecticut based Private Equity firm focusing primarily on the financial services sector. The group was formed to specialize in management buyouts, corporate divestitures, leveraged buyouts, re-capitalizations and public to private transactions. William Prouty is a principal and founding member of DLB and shall continue his interest in DLB while serving as the Chief Executive Officer of FIC. Mr. Prouty's current interest in DLB is still being negotiated.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES

	December 31, 2006
	Amortized Cost	Fair Value	Amount Shown on the Balance Sheet
	(In thousands)

Type of Investment:
Fixed maturity securities:
United States Government and government agencies and authorities	$69,482	$68,458	$68,458
States, municipalities and political subdivisions	19,759	19,358	19,358
Corporate	324,907	318,480	318,480
Mortgage-backed and asset-backed	122,470	114,661	114,661
Total fixed maturity securities	536,618	520,957	520,957

Equity securities	6,534	9,805	9,805
Policy loans	30,189	36,443	30,189
Short-term investments	7,473	7,473	7,473

Total investments	$580,814		$568,424

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS

Cash and cash equivalents	$305	$444
Investments in subsidiaries*	89,614	113,976
Intercompany receivables*	5,240	5,671
Accounts receivable	94	714
Other assets	647	734

Total assets	$95,900	$121,539

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Subordinated notes payable*	$-	$2,005
Notes payable**	15,000	15,000
Other liabilities	1,448	903
Total liabilities	16,448	17,908

Shareholders’ equity:
Common stock, $.20 par value, 25,000,000 shares authorized in 2006 and 2005; 12,533,402 and 12,516,841 shares issued in 2006 and 2005; 10,210,385 and 9,848,888 shares outstanding in 2006 and 2005	2,507	2,504
Additional paid-in capital	70,046	70,377
Accumulated other comprehensive loss	(9,586)	(10,339)
Retained earnings (including $90,396 and $112,102 of undistributed earnings of subsidiaries at December 31, 2006 and 2005)	17,703	42,485
Common treasury stock, at cost, 343,738 and 364,354 shares in 2006 and 2005***	(1,218)	(1,396)
Total shareholders’ equity	79,452	103,631

Total liabilities and shareholders’ equity	$95,900	$121,539

*	Eliminated in consolidation in 2006 and 2005.
**	See Note 7 to consolidated financial statements.
***	Excludes $18.8 million and $21.6 million of FIC stock owned by subsidiaries at December 31, 2006 and 2005.

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Income	$12	$54	$8
Expenses:
Operating expenses	1,567	2,720	2,650
Interest expense	1,521	1,260	990
Total expenses	3,088	3,980	3,640

Loss from operations	(3,076)	(3,926)	(3,632)

Equity in undistributed earnings (loss) from subsidiaries	(21,706)	3,761	(10,706)

Net loss	$(24,782)	$(165)	$(14,338)

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(24,782)	$(165)	$(14,338)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Decrease (increase) in accounts receivables	620	(713)	367
Decrease in investment in subsidiaries*	24,787	333	13,508
Decrease (increase) in other assets	87	(192)	224
Increase (decrease) in intercompany receivables/payables *	431	2,274	(515)
Increase (decrease) in other liabilities	545	(2,332)	41
Net cash provided by (used in) operating activities	1,688	(795)	(713)

Cash flows from investing activities:
Decrease (increase) in short-term investments	-	707	(707)
Net cash provided by (used in) investing activities	-	707	(707)

Cash flows from financing activities:
Principal repayments on subordinated notes payable to Investors Life	(2,005)	-	(200)
Issuance of treasury stock	178	365	91
Net cash provided by (used in) financing activities	(1,827)	365	(109)

Net increase (decrease) in cash	(139)	277	(1,529)

Cash and cash equivalents, beginning of year	444	167	1,696

Cash and cash equivalents, end of year	$305	$444	$167

* Eliminated in consolidation

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

	Year Ended December 31, 2006, 2005, and 2004
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses (1)	Other Policy Claims and Benefits Payable	Premium Revenue
	(In thousands)

2006	$14,429	$570,768	$6,907	$5,921
2005	$11,671	$603,454	$7,577	$5,020
2004	$9,482	$636,260	$8,851	$5,288

	Year Ended December 31, 2006, 2005, and 2004
	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses (2)	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses
	(In thousands)

2006	$29,321	$44,707	$1,156	$20,614
2005	$25,841	$48,289	$1,604	$21,808
2004	$25,082	$55,134	$978	$26,099

(1) Includes contractholder funds
(2) Includes interest expense on contractholder funds

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE

	Year Ended December 31, 2006, 2005, and 2004
	Gross Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands)
2006
Life insurance in-force	$3,752,459	$408,509	$-	$3,343,950	0%
Premium:
Life insurance	$6,505	$649	$-	$5,856	0%
Accident and health insurance	$133	$68	$-	$65	0%
Total premium	$6,638	$717	$-	$5,921	0%

2005
Life insurance in-force	$4,011,427	$392,502	$-	$3,618,925	0%
Premium:
Life insurance	$6,609	$1,646	$-	$4,963	0%
Accident and health insurance	$165	$108	$-	$57	0%
Total premium	$6,774	$1,754	$-	$5,020	0%

2004
Life insurance in-force	$4,362,359	$416,761	$-	$3,945,598	0%
Premium:
Life insurance	$6,825	$1,560	$-	$5,265	0%
Accident and health insurance	$205	$182	$-	$23	0%
Total premium	$7,030	$1,742	$-	$5,288	0%