Form 10-Q
period 2007-03-31
FINANCIAL INDUSTRIES CORP
filed 2007-07-02
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
YES ☐NO ☒

The number of shares outstanding of Registrant's common stock on May 31, 2007 was 10,210,385.

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

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	March 31,	December 31,
	2007	2006 (1)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $523,950 and $536,618 at March 31, 2007 and December 31, 2006, respectively)	$510,879	$520,957
Equity securities, at fair value (cost of $7,503 and $6,534 at March 31, 2007 and December 31, 2006, respectively)	9,785	9,805
Policy loans	29,780	30,189
Short-term investments	-	7,473
Total investments	550,444	568,424

Cash and cash equivalents	59,968	55,603
Deferred policy acquisition costs	14,303	14,429
Present value of future profits of acquired business	7,409	7,749
Agency advances and other receivables, net of allowances for doubtful accounts of $210 and $173 as of March 31, 2007 and December 31, 2006, respectively	4,140	929
Reinsurance receivables	28,589	29,061
Accrued investment income	5,951	6,772
Due premiums	283	237
Property and equipment, net	435	550
Deferred federal income taxes	2,296	1,891
Other assets	2,143	1,679
Separate account assets	351,139	350,987
Total assets	$1,027,100	$1,038,311

(1) Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(In thousands) (Unaudited)

	March 31,	December 31,
	2007	2006 (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$446,517	$453,671
Future policy benefits	116,224	117,097
Other policy claims and benefits payable	8,334	6,907
Notes payable	15,000	15,000
Other liabilities	29,169	33,968
Separate account liabilities	351,139	350,987
Total liabilities	966,383	977,630

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.20 par value; 25,000 shares authorized in 2007 and 2006; 12,533 shares issued in 2007 and 2006; 10,210 shares outstanding in 2007 and 2006	2,507	2,507
Additional paid-in capital	70,141	70,046
Accumulated other comprehensive loss	(9,001)	(9,586)
Retained earnings	17,059	17,703
Common treasury stock, at cost, 2,323 shares in 2007 and 2006	(19,989)	(19,989)
Total shareholders’ equity	60,717	60,681
Total liabilities and shareholders’ equity	$1,027,100	$1,038,311
(1) Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Premiums, net	$2,136	$907
Earned insurance charges	7,699	8,023
Net investment income	8,484	7,284
Net realized investment (losses) gains	(12)	516
Other	2,315	657
Total revenues	20,622	17,387

Benefits and expenses:
Policyholder benefits and expenses	8,307	8,180
Interest expense on contractholders deposit funds	4,371	4,573
Amortization of deferred policy acquisition costs	469	195
Amortization of present value of future profits of acquired business	279	285
Operating expenses	6,189	5,227
Interest expense	361	329
Total benefits and expenses	19,976	18,789

Income (loss) from continuing operations before federal income taxes	646	(1,402)
Federal income tax expense (benefit)	104	(185)

Income (loss) from continuing operations	542	(1,217)

Loss from discontinued operations, net of taxes	-	(569)
Net income (loss)	$542	$(1,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(In thousands except per share data) (Unaudited)

	Three Months Ended March 31,
	2007	2006
Net Income (Loss) Per Share:

Basic:
Weighted average common shares outstanding	10,210	9,849

Basic earnings per share:

Income (loss) from continuing operations	$0.05	$(0.12)

Discontinued operations	-	(0.06)
Net income (loss) per share	$0.05	$(0.18)

Diluted:
Weighted average common shares and common stock equivalents	10,309	9,849

Diluted earnings per share:

Income (loss) from continuing operations	$0.05	$(0.12)

Discontinued operations	-	(0.06)
Net income (loss) per share	$0.05	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2007	2006
Continuing Operations:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$542	$(1,786)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	569
Amortization of deferred policy acquisition costs	469	195
Amortization of present value of future profits of acquired business	279	285
Net realized (gains) losses on investments	12	(516)
Depreciation	108	124
(Increase) decrease in accrued investment income	821	(74)
(Increase) decrease in agency advances and other receivables	(2,739)	645
(Increase) decrease in due premiums	(46)	30
Increase in deferred policy acquisition costs	(1,060)	(189)
Increase in other assets	(464)	(212)
Increase in policy liabilities and accruals	1,119	84
Increase (decrease) in other liabilities	(4,799)	14,629
Increase in deferred federal income taxes	(685)	(464)
Other, net	(1,740)	1,792
Net cash provided by (used in) operating activities	(8,183)	15,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(29,013)	(51,953)
Proceeds from sales and maturities of fixed maturities	41,402	9,241
Proceeds froms sales of invested real estate	-	646
Net decrease in short-term investments	7,473	1,204
Net decrease in policy loans	409	632
Purchase of property and equipment	(5)	(7)
Net cash provided by (used in) investing activities	20,266	(40,237)

		(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractholder fund deposits	$5,987	$7,363
Contractholder fund withdrawals	(13,705)	(16,485)
Net cash used in financing activities	(7,718)	(9,122)

Net increase (decrease) in cash	4,365	(34,247)

Cash and cash equivalents, beginning of year	55,603	36,906

Cash and cash equivalents, end of period	$59,968	$2,659

Discontinued Operations:
Net cash used in operating activities of discontinued operations	$-	$(11,092)

Net cash used in investing activities of discontinued operations	-	(6,999)

Net cash used in financing activities of discontinued operations	-	(321)

Decrease in cash and cash equivalents	-	(18,412)

Cash and cash equivalents at beginning of year	-	26,675
Cash and cash equivalents at end of period	$-	$8,263

Supplemental Cash Flow Disclosures:
Income taxes refunded	$-	$1,227

Interest paid	$363	$330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2007, its consolidated results of operations for the three months ended March 31, 2007 and 2006, and its consolidated cash flows for the three months ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The December 31, 2006 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC (“2006 Annual Report”) which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

The condensed consolidated financial statements include the accounts of Financial Industries Corporation (“FIC”) and its wholly owned subsidiaries. Intercompany items and transactions have been eliminated.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes − an Interpretation of FASB Statement No. 109” ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheets; and provides transition and interim period guidance, among other provisions. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. As a result of the implementation of FIN 48, the Company recognized a $1,441,000 increase in the liability for unrecognized tax benefits and a $255,000 increase in deferred tax assets resulting in a $1,186,0000 reduction to the January 1, 2007 balance of retained earnings. The Company also reclassified, at adoption, $3,522,000 of current tax liabilities (previously recorded as a reduction to current tax receivables) and $503,000 of deferred tax liabilities to the liability for unrecognized tax benefits included within other liabilities.

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have a material impact on the Company’s condensed consolidated financial statements.

Servicing of Financial Assets

Effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have a material impact on the Company’s condensed consolidated financial statements.

Index

Future Adoption of New Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s condensed consolidated financial statements.

2.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2006, to March 31, 2007:

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Minimum Pension Liability	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2006	$2,159	$(7,676)	$(4,069)	$(9,586)
Current Period Change	(653)	1,196	42	585
Balance at March 31, 2007	$1,506	$(6,480)	$(4,027)	$(9,001)

The comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net income (loss)	$542	$(1,786)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holdings gains ( losses) arising during the period	555	(6,211)
Reclassification adjustments for losses included in net income	(12)	-
Change in pension liability	42	-
Total other comprehensive income (loss)	585	(6,211)

Comprehensive income (loss)	$1,127	$(7,997)

3.	Discontinued Operations - Sale of Family Life Insurance Company

On December 29, 2006, Financial Industries Corporation completed the sale of its wholly owned subsidiary, Family Life Insurance Company, to The Manhattan Life Insurance Company for $28.0 million in cash. In accordance with SFAS 144, the condensed consolidated financial statements reflect the operating results of Family Life Insurance Company as discontinued operations, adjusted for certain activities as described below.

Index

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

In connection with the sale of Family Life, Investors Life entered into a coinsurance agreement with Family Life pursuant to which Investors Life will cede to Family Life (a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of mortgage protection term policies written by the Family Sales Division during the five-year period beginning April 1, 2007 and ending March 31, 2012. Such business will be administered by Investors Life, and Investors Life will receive allowances for its expenses on the portion of the business that is ceded. Accordingly, the Company accrued a deferred revenue liability of $1.4 million in conjunction with recording the sale of Family Life, equal to the estimated net present value of future business expected to be ceded to Manhattan Life. Costs associated with the Family Life agents while affiliated with Family Life, much of which were capitalized and amortized as deferred policy acquisition costs, are included in discontinued operations.

Prior to the sale, Investors Life assumed certain universal life insurance and annuity contracts written by Family Life under reinsurance treaties between the companies. Effective September 30, 2006, Family Life and Investors Life executed recapture agreements related to these reinsurance treaties effectively terminating these treaties and removing Investors Life from any liability for life insurance and annuity contracts written by Family Life. Accordingly, all revenues and costs associated with these universal life insurance and annuity contracts are included in discontinued operations.

Also, prior to the closing of the sale, the Family Life Pension Plan, along with its assets and liabilities, was transferred from Family Life to its upstream parent company and all current and future obligations of the Family Life Pension Plan remain the responsibility of the Company. Accordingly, the Family Life Pension Plan liabilities and costs were not included in discontinued operations.

Family Life owned 648,640 shares of FIC common stock prior to the sale. Such shares were reflected as common treasury stock in the Company’s consolidated financial statements. Immediately preceding and as a condition of the sale of Family Life, 324,320 of these shares were acquired by the Company and the remaining 324,320 shares remained with Family Life at the time of the sale. Accordingly, the shares that remained with Family Life are now reflected as outstanding common stock shares as of December 31, 2006, and have been reflected as a sale of treasury stock in the accompanying condensed consolidated financial statements.

Family Life shared certain operating costs, including personnel, premises, equipment and software, and other office and administrative expenses with FIC and its other subsidiaries through various sharing agreements. These agreements with Family Life were terminated upon its sale and Family Life did not retain any employees, equipment, software or liability for leases. Accordingly, the discontinued operations of Family Life were adjusted to eliminate the estimated continuing expenses associated with these shared operating costs.

In conjunction with the sale, Family Life also entered into an administrative services agreement with the Company for a three month period following the sale. Pursuant to the agreement, the Company provided administrative services for Family Life through March 31, 2007, at which time Manhattan Life assumed all responsibilities for administering the Family Life business. The Company earned fees totaling $807,000 in the first quarter of 2007 for services performed for Family Life in accordance with the agreement.

Index

4.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2007	2006
	(In thousands except per share data)

Numerator:
Income (loss) from continuing operations	$542	$(1,217)

Denominator:
Weighted average common shares outstanding:
Basic	10,210	9,849
Common stock options	99	-
Repurchase of treasury stock	-	-

Diluted	10,309	9,849

Per share:
Basic	$0.05	$(0.12)
Diluted	$0.05	$(0.12)

5.	Retirement Plans

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

Index

The pension costs for the Family Life Pension Plan include the following components at March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Service cost for benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	101	110
Expected return on plan assets	(100)	(102)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized losses	18	23
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$19	$31

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

The pension costs for the ILCO Pension Plan include the following components at March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Service cost for benefits earned during the year	$-	$4
Interest cost on projected benefit obligation	275	262
Expected return on plan assets	(375)	(350)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized losses	25	46
Recognition of net loss due to settlement	-	-

Net periodic benefit cost	$(75)	$(38)

Index

6.	Stock Options

FIC entered into a stock option agreement on February 1, 2007 with it’s chief executive officer, William Prouty, pursuant to which Mr. Prouty was issued an option to purchase 150,000 shares of the common stock of FIC at a price of $7.45 per share. Fifty percent (50%) of the option vested on February 1, 2007, and the remaining fifty percent (50%) will vest on June 21, 2007 (see Note 9 “Related Party Transactions”). The option expires on June 21, 2009. The Company recognized compensation expense of $95,000, and a related tax benefit of $0, in the quarter ended March 31, 2007 related to the 50% vested portion of the option.

The fair value of the option award was estimated on the date of grant using a Black-Scholes option pricing model. Significant assumptions used in the calculation of fair value are as follows:

Options granted	150,000
Stock price on date of grant	$7.45
Exercise price	$7.45
Expected life, in years	2.387
Estimated annualized volatility	18.4%
Dividend yield	0.0%
Risk-free interest rate	4.9%

The expected term is derived using a simplified method calculation as defined in SEC Staff Accounting Bulletin Topic 14.D.2, for “plain vanilla” options as that term is further defined in the bulletin, and represents the period of time that the options are expected to be outstanding. Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. The calculated volatility was derived from the option pricing model utilizing FIC historical share price data. The dividend yield is assumed to be zero, since FIC has not paid dividends since 2003, and management does not anticipate the payment of such dividends in the near future.

7.	Separate Accounts

The Company’s insurance subsidiary, Investors Life Insurance Company of North America (“Investors Life”) had $351.1 million of separate account assets as of March 31, 2007 (not including the value of the Company’s own investment in one of the accounts), as compared to $351.0 million at the end of 2006. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The Company expects the recapture of this previously reinsured business to increase revenues in 2007 and future years. However, as this is a closed block of business, the revenues are expected to decrease as the policies in force decline.

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

Index

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

On April 17, 2007, Manhattan Life and Family Life, filed a civil suit in the 215th Judicial District Court, Harris County, Texas, against Family Life Corporation, Investors Life and FIC Insurance Services, L.P. (“FICIS”), each a subsidiary of the Company. The suit alleges that: a) Family Life Corporation breached the Stock Purchase Agreement with Manhattan Life by competing with Family Life and accepting insurance “directly or indirectly” from active accounts of Family Life; b) FICIS breached the Administrative Services Agreement with Family Life by willfully communicating with or willfully assisting with the communication by its affiliates with policyholders in a manner intended to solicit Family Life accounts on behalf of Investors Life; c) FICIS breached fiduciary duties owed to Family Life in the administration and management of the accounts of the policy holders of Family Life by assisting in the conversion of Family Life policies to the policies of Investors Life, and by their actions, Investors Life and Family Life Corporation aided and abetted such breach of fiduciary duty; and, d) Family Life Corporation, Investors Life and FICIS have tortiously interfered with existing contracts of Family Life with its policyholders, including the Stock Purchase Agreement and the Administrative Services Agreement. The Company intends to vigorously defend the suit, and has filed an answer denying the plaintiffs’ claims. In addition, FICIS has filed, and intends to vigorously prosecute, a counterclaim for amounts due and owing by Family Life for services performed pursuant to the Administrative Services Agreement. See Note 3 regarding the sale of Family Life Insurance Company.

Management Conclusion on Legal Proceedings

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of the foregoing legal proceedings will have on the Company’s results of operations, financial position or cash flows. Accordingly, no accrual for possible losses has been recorded in the accompanying condensed consolidated financial statements for such legal proceedings.

Other Litigation

FIC and its insurance subsidiary are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance products. Management does not believe that any of this other litigation, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

9.	Related Party Transactions

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

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of March 31, 2007, compared with December 31, 2006, and its results of operations for the three months ended March 31, 2007, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2006, to which the reader is directed for additional information.

Results of Operations - Three Months Ended March 31, 2007 and 2006

For the three-month period ended March 31, 2007, FIC’s net income was $542,000 (basic and diluted income of $.05 per common share) compared to a net loss of $1,786,000 (basic and diluted loss of $0.18 per common share) for the comparable 2006 period. However, in analyzing the Company’s results of operations, a separation of results between continuing and discontinued operations provides a more meaningful view. As previously described in Note 3 in the accompanying condensed consolidated financial statements, the Company sold Family Life on December 29, 2006, resulting in a loss from discontinued operations. Included in the net loss for the first quarter of 2006 is a loss from discontinued operations, net of taxes, of $569,000. Income from continuing operations totaled $542,000 for the three months ended March 31, 2007, while loss from continuing operations totaled $1,217,000 for the comparable 2006 period.

The following sections of this Item 2 reflect Family Life as discontinued operations pursuant to SFAS 144 as previously described. Accordingly, unless otherwise noted, amounts and analysis in this Item 2 reflect the continuing operations of FIC and its subsidiaries, exclusive of Family Life. References to income and loss from operations are identified as continuing operations or discontinued operations, while references to net income or net loss reflect the consolidated net results of both continuing and discontinued operations.

In 2007, FIC’s net gain was affected by the following significant items as compared to 2006 amounts:

•	Increase in premiums earned of $1.2 million due primarily to increases in sales of final expense whole life insurance and mortgage protection term insurance products.

•	Increase in net investment income of $1.2 million primarily due to dividend income received on investments in equity securities.

•	Increase in other revenues of $1.7 million due to additional fees earned on separate accounts and fees earned for services performed under an administrative services agreement with Family Life.

•	Increase in operating expenses of $1.0 million primarily due to higher audit, actuarial, accounting and other consulting, and legal fees.

The above described items need to be taken into consideration in drawing comparisons between the operating results for the three months ended March 31, 2007 and 2006.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium revenues for the first three months of 2007, net of reinsurance ceded, were $2.1 million, as compared to $0.9 million in the first three months of 2006. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiary for both first year and renewal premiums. The increase in premiums is primarily due to increases in sales of final expense whole life insurance and mortgage protection term insurance products, along with decreases in reinsurance premium expenses.

In accordance with GAAP, deposits received in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in the condensed consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue. For the three months ended March 31, 2007 and 2006, annuity deposits and UL premiums totaled $6.0 million and $7.4 million, respectively.

The decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products since 2004 due primarily to the interest-rate environment and certain design features of FIC’s current annuity products. Most of the Company’s marketing efforts are now focused on the sale of traditional life insurance products, such as mortgage protection term insurance and final expense whole life insurance. Liabilities for contractholder funds have declined from $475.7 million at March 31, 2006 to $446.5 million at March 31, 2007.

Index

Earned insurance charges totaled $7.7 million for the first three months of 2007, compared to $8.0 million for the same period of 2006. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges. The decrease in earned insurance charges from 2006 to 2007 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the first three months of 2007 was $8.5 million as compared to $7.3 million for the same period of 2006. The higher net investment income in 2007 versus 2006 was primarily attributable to an increase in dividend income earned on the Company’s investments in equity securities totaling $749,000. Dividend income earned on the equity securities totaled $970,000 for the first three months of 2007 as compared to $221,000 for the comparable 2006 period. The remaining increase in net investment income is primarily due to improved investment yields.

Net realized investment losses were $12,000 in the first three months of 2007, as compared to $516,000 of realized gains in the first three months of 2006. The realized losses for 2007 were from the sale of a fixed maturity security. The realized gains for 2006 were from the sale of the Company’s remaining real estate properties classified as held for sale.

Other revenues totaled $2.3 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. The significant increase in other revenues in 2007 is partially due to fees earned related to the Company’s separate accounts. As previously described in Note 7 of the accompanying condensed consolidated financial statements, effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The recapture of this previously reinsured separate accounts business increased other revenues in 2007 by approximately $500,000 as compared with the corresponding period of 2006.

Other revenues also increased in 2007 due to fees earned for services performed under an administrative services agreement with Family Life. As previously described in Note 3 of the accompanying condensed consolidated financial statements, Family Life entered into an administrative services agreement with the Company for a three month period following the sale of Family Life. Pursuant to the agreement, the Company provided administrative services for Family Life through March 31, 2007, at which time Manhattan Life assumed all responsibilities for administering the Family Life business. The Company earned fees totaling $807,000 in the first quarter of 2007 for services performed for Family Life in accordance with the agreement.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $8.3 million in the first three months of 2007, as compared to $8.2 million in the first three months of 2006. While the increase in traditional premium revenues for 2007 also increased the corresponding traditional policy reserve expenses, this was substantially offset by lower death claims in 2007 versus 2006.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $4.4 million in the first three months of 2007, as compared to $4.6 million in the same period of the year 2006. As discussed previously, the decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and consequently the decrease in interest expense in 2007 is primarily attributable to this overall reduction in the level of contractholder deposit funds.

The level of market interest rates can effect the interest spread which is the difference in the Company’s investment portfolio rate and the interest rates credited on policyholder contracts for universal life insurance and annuities. The Company responded to lower market rates in 2004 and 2005 by lowering many of the credited rates on its policies in these periods. However, universal life insurance and annuity policies have contractual minimum guaranteed rates and credited rates cannot be lower than such minimums. Because many of the Company’s policies have minimum guaranteed rates of 4.0%, the market interest rate environment in prior periods put pressure on the Company’s interest spread. Market rate increases subsequent to 2005 have improved the Company’s interest spread.

Index

Amortization of deferred policy acquisition costs (DAC) for the first three months of 2007 was $469,000, as compared to $195,000 for the same period in 2006. These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs. For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period. The increase in amortization in 2007 from the comparable 2006 period is primarily due to the increased sales of traditional business by Investors Life since the third quarter of 2006 and the amortization relating to the DAC capitalized on these sales.

Present value of future profits of acquired business (PVFP) is amortized in a similar manner as DAC, as previously described, for acquired traditional and interest sensitive business. Amortization of PVFP totaled $279,000 and $285,000 for the three months ended March 31, 2007 and 2006, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first three months of 2007 were $6.2 million, as compared to $5.2 million in the first three months of 2006. The Company has implemented many cost reduction measures in 2004 and 2005, as well as 2006, and this continues to be a critical focus for the Company. However, audit, actuarial, accounting and other consulting and legal expenses continue to represent a significant component of operating expenses as the Company completes its delinquent SEC filings with the filing of this Form 10-Q. These fees totaled $2.5 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. With the filing of this Form 10-Q, the Company is now current with its SEC filing requirements. Accordingly, the Company expects significant reductions going forward in its audit, actuarial, accounting and consulting expenses.

Interest expense was $361,000 and $329,000 for the three months ended March 31, 2007 and 2006, respectively. The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”). The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. The higher interest expense in 2007 is a direct result of the increase in the LIBOR rate. Interest expense for the three months ended March 31, 2007 and 2006 reflects an average annual interest rate of approximately 9.6% and 8.8%, respectively.

Taxes

The provision for federal income taxes of $104,000 on income from continuing operations reflects an effective tax rate of 16.1% for the three months ended March 31, 2007. The benefit for federal income taxes of $185,000 on loss from continuing operations reflects an effective tax benefit rate of 13.2% for the three months ended March 31, 2006. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company is due to changes in the valuation allowance for deferred tax assets generated by its non-life insurance entities. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. FIC is an insurance holding company whose principal assets consist of its insurance subsidiary, Investors Life Insurance Company of North America (“Investors Life”). As a holding company, FIC’s ability to pay interest and principal on its debt, pay its expenses, and pay dividends on its common stock depend substantially upon its receipt of dividends or other cash flow from Investors Life.

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

Index

As of March 31, 2006, Investors Life held $15.4 million of notes receivable from FIC that represented the remaining indebtedness related to the Family Life acquisition. Although this intercompany indebtedness was eliminated on FIC’s consolidated balance sheets, it created a debt service requirement at the holding company level. These notes were paid off by FIC on December 29, 2006 using proceeds from the sale of Family Life.

At the holding company level, FIC’s principal current ongoing liquidity demands relate to debt service on $15 million of senior notes that it issued in May 2003. These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2% (which yielded an average rate of approximately 9.6% for the first quarter of 2007). The principal amount of the notes must be repaid in a single payment in 2033.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of March 31, 2007 were $446.5 million, compared to $453.7 million at December 31, 2006. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At March 31, 2007, the bulk of the liabilities for contractholder deposit funds on FIC’s condensed consolidated balance sheet, $311.9 million, represented insurance products, as compared to $134.6 million of annuity product liabilities.

Since Investors Life holds a portfolio of highly liquid publicly traded debt securities, raising cash through asset sales is available should other sources of liquidity fail to provide cash as needed. In this regard, however, Investors Life must be concerned about such sales at inopportune times, when adverse movements in interest rates may have depressed the market price of securities so that sales would result in the realization of significant losses. To guard against such an outcome, FIC’s management monitors benefits paid and surrenders of insurance products to provide projections of future cash requirements. Also as part of this monitoring process, FIC performs cash flow testing of assets and liabilities at each year-end to evaluate the match between the planned maturities of the insurance company assets and the likely liquidity needs of the companies over time. Such cash-flow testing, prescribed by insurance laws and regulations, models the likely performance of assets and liabilities over time, using a wide variety of future interest rate scenarios.

There can be no assurance that future experience regarding benefits and surrenders will be similar to the historic experience on which such cash-flow testing is based, since withdrawal and surrender levels are influenced by such factors as the interest-rate environment and general economic conditions as well as the claims-paying and financial strength ratings of Investors Life.

Index

Cash and cash equivalents at March 31, 2007 were approximately $60.0 million compared to $55.6 million at December 31, 2006. The $4.4 million increase in cash and cash equivalents at March 31, 2007 from December 31, 2006 was due primarily to cash flows from investing activities.

Net cash used in operating activities was $8.2 million for the three month period ended March 31, 2007, compared to $15.1 million provided by operating activities for the same period of 2006. The predominant changes in net cash used in operating activities between 2007 and 2006 are due to payments of $15.2 million in the first quarter of 2007 for amounts due for unsettled transactions for purchased securities and decreases in other liabilities.

Net cash provided by investing activities was $20.3 million for the three month period ended March 31, 2007, compared to net cash used in investing activities totaling $40.2 million for the same period of 2006. The significant increase in cash provided by investing activities was due primarily to higher levels of sales and maturities of fixed maturity securities in 2007 totaling $41.4 million versus $9.2 million for the comparable 2006 period. Additionally, purchases of fixed maturity securities totaled $29.0 million in 2007 compared to $52.0 million in 2006.

Net cash used in financing activities was $7.7 million in the first three months of 2007, compared to $9.1 million in the first three months of 2006. The components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies. For the three months ended March 31, 2007 and 2006, contractholder fund withdrawals exceeded deposits resulting in the net cash used in financing activities. While contractholder fund deposits totaled $6.0 million, contractholder fund withdrawals were $13.7 million in the first quarter of 2007. The reduced net withdrawals in 2007 compared to 2006 is due to a decline in deposits in 2007 from 2006 of $1.4 million, more than offset by a decrease in withdrawals of $2.8 million for the same period, due to a decrease in surrenders.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

During the three months ended March 31, 2007, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) increased by $36,000. Changes resulting in the increase to shareholders’ equity are detailed as follow:

•	Net income for the quarter of $542,000.

•	Reduction to beginning retained earnings of $1,186,000 for the implementation of FIN 48 related to income taxes as described in Note 1 to the accompanying condensed consolidated financial statements.

•
Increase of $95,000 in additional paid-in capital related to the issuance of stock options during the first quarter as described in Note 6 to the accompanying condensed consolidated financial statements.

•	Changes in accumulated other comprehensive income for items as detailed below:

o	Decrease in net unrealized losses on fixed maturities available for sale of $1,196,000.

o	Decrease in appreciation of investments in equity securities of $653,000.

o	Decrease in pension liability of $42,000.

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

Index

Over the past several years, the Company has decreased its investment in mortgage-backed securities (including asset-backed securities) significantly. This trend continued into 2006 and 2007. Expressed as a percentage of its total investment in fixed maturities, these ratios were 22.0% and 22.2% at December 31, 2006 and March 31, 2007 respectively. Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. FIC’s insurance subsidiaries have reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

During the first quarter of 2007, net unrealized losses on fixed maturities available for sale decreased $1.2 million. The decrease in unrealized losses was primarily related to decreases in market interest rates. The Company’s general investment philosophy is to hold fixed maturities for long-term investment. Accordingly, the Company has the ability and intent to hold securities to maturity or until they recover in value. The Company does not currently anticipate the need to sell securities in unrealized loss positions for liquidity purposes.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). As of March 31, 2007, the market value of FIC’s equity securities was $9,785,000, compared to $9,805,000 at December 31, 2006. The Company also received dividend income totaling $970,000 in the first quarter of 2007 related to these equity securities.

Agency advances and other receivables were $4.1 million and $929,000 at March 31, 2007 and December 31, 2006, respectively. The increase was primarily related to the implementation of FIN 48 as described in Note 1 to the accompanying condensed consolidated financial statements. Liabilities for unrecognized tax benefits, previously recorded as a reduction to current tax receivables, were reclassified and reported as other liabilities at March 31, 2007 in accordance with the new reporting requirements of FIN 48.

Investors Life had $351.1 million of separate account assets as of March 31, 2007 (not including the value of the Company’s own investment in one of the accounts), as compared to $351.0 million at the end of 2006. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. The investment annuity business is reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business. Since the reinsurance treaty is on a coinsurance basis, Investors Life is contingently liable to the policyholders in the event that the reinsurer is unable to fulfill its obligations under the treaty. Investors Life is not marketing new separate account annuity contracts.

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

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $562.7 million at March 31, 2007, compared to $570.8 million at December 31, 2006. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

Other liabilities, which totaled $29.2 million at March 31, 2007, compared to $34.0 million at December 31, 2006, consist primarily of accrued expenses, policyholder suspense liabilities, pension plan liabilities, amounts due on unsettled security transactions, and amounts held as agent or trustee. The decrease in other liabilities is partially due to amounts due for unsettled transactions for purchased securities which totaled $5.0 million at March 31, 2007, compared to a balance of $15.2 million at December 31, 2006. This decrease from unsettled transactions was partially offset by the reporting of a liability for unrecognized tax benefits totaling $5.5 million resulting from the implementation of FIN 48 as disclosed in Note 1 to the accompanying condensed consolidated financial statements.

Index

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 5.9% at March 31, 2007, compared to 5.8% at December 31, 2006. The inclusion of separate account assets (which are not relevant for this purpose) reduced the ratio of shareholders’ equity to total assets by 3.1% and 3.0% at March 31, 2007 and December 31, 2006, respectively. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $27.6 million at March 31, 2007 and $26.1 million at December 31, 2006. For purposes of the foregoing estimate, fixed maturity securities available for sale and short-term investments were taken into account. The fair value of such assets was $510.9 million at March 31, 2007 and $521.0 million at December 31, 2006.

Index

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset backed securities). The market value of such securities was $105.3 million at March 31, 2007 and $106.3 million at December 31, 2006. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $8.8 million at March 31, 2007 and $8.6 million at December 31, 2006.

Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders.

The Company generally does not use derivative financial instruments to manage its exposure to fluctuations in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in its reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely discussions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion.

Management has completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company's disclosure controls and procedures as of March 31, 2007.  Based on its evaluation and the identification of material weakness in internal control over financial reporting described below, and because of an inability to file the Quarterly Report on Form 10-Q within the statutory time period, FIC's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, FIC's disclosure controls and procedures were ineffective.

Management had assessed our internal control over financial reporting as of December 31, 2006, the end of our most recent fiscal year. Management based its assessment on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in performing its assessment of internal control over financial reporting, management determined that material weaknesses existed in the Company's internal controls relating to the following areas: control environment, control monitoring, financial close and reporting, reinsurance, policy holder benefits and accounts payable and expenditures.

Although there were no significant internal control changes implemented during the first quarter of 2007, FIC has implemented an Internal Controls Remediation Plan which is designed to resolve all previously identified material weaknesses by the end of the 2007 fiscal year. A component of the Company’s plan was to resolve a material weakness involving the accuracy of supplemental contract payments by the end of the 2nd quarter of 2007. The Company has changed the expected resolution date of this item to July 31, 2007. At this time, the Company does not anticipate any further changes to previously published resolution dates related to internal control deficiencies.  In the remaining three quarters of 2007, FIC expects to report on the implementation of new internal controls that will resolve each of the material weaknesses and thus minimize the risks that could impact the accuracy and reliability of FIC’s financial reporting.

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

On April 17, 2007, Manhattan Life and Family Life, filed a civil suit in the 215th Judicial District Court, Harris County, Texas, against Family Life Corporation, Investors Life and FIC Insurance Services, L.P. (“FICIS”), each a subsidiary of the Company. The suit alleges that: a) Family Life Corporation breached the Stock Purchase Agreement with Manhattan Life by competing with Family Life and accepting insurance “directly or indirectly” from active accounts of Family Life; b) FICIS breached the Administrative Services Agreement with Family Life by willfully communicating with or willfully assisting with the communication by its affiliates with policyholders in a manner intended to solicit Family Life accounts on behalf of Investors Life; c) FICIS breached fiduciary duties owed to Family Life in the administration and management of the accounts of the policy holders of Family Life by assisting in the conversion of Family Life policies to the policies of Investors Life, and by their actions, Investors Life and Family Life Corporation aided and abetted such breach of fiduciary duty; and, d) Family Life Corporation, Investors Life and FICIS have tortiously interfered with existing contracts of Family Life with its policyholders, including the Stock Purchase Agreement and the Administrative Services Agreement. The Company intends to vigorously defend the suit, and has filed an answer denying the plaintiffs’ claims. In addition, FICIS has filed, and intends to vigorously prosecute, a counterclaim for amounts due and owing by Family Life for services performed pursuant to the Administrative Services Agreement.

Management Conclusion on Legal Proceedings

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of the foregoing legal proceedings will have on the Company’s results of operations, financial position or cash flows. Accordingly, no accrual for possible losses has been recorded in the accompanying condensed consolidated financial statements for such legal proceedings.

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

Index

ITEM 1A. RISK FACTORS

As of March 31, 2007, there have been no material changes to risk factors as previously disclosed in the Company’s 2006 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2007.

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

FINANCIAL INDUSTRIES CORPORATION
(Registrant)

Date: July 2, 2007	By:	/s/ William B. Prouty
William B. Prouty
Chief Executive Officer

Date: July 2, 2007	By:	/s/ Vincent L. Kasch
Vincent L. Kasch
Chief Financial Officer
(Principal Accounting and Financial Officer)