Form 10-Q
period 2007-06-30
FINANCIAL INDUSTRIES CORP
filed 2007-08-09
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Common Stock, $.20 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☒

The number of shares outstanding of Registrant's common stock on June 30, 2007 was 10,210,781.

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q of Financial Industries Corporation (the “Company” or “FIC”), the statements, analyses, and other information contained in this report relating to trends in the Company’s operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of FIC to sell its products, the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (5) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (6) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (7) increasing competition in the sale of insurance; (8) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (9) ratings assigned to FIC’s insurance subsidiary by independent rating organizations such as A.M. Best Company, which FIC believes are particularly important to the sale of accumulation-type products; (10)the performance of our investment portfolios; (11) the effect of changes in standards of accounting; (12) the effects and results of litigation; (13) business risks and factors described elsewhere in this report, including, but not limited to, Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3-Quantitative and Qualitative Disclosures about Market Risks in Part 1, and Item 1-Legal Proceedings in Part 2, and (14) other factors discussed in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement, except as required by federal securities laws.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006 (1)
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $545,509 and $536,618 at June 30, 2007 and December 31, 2006, respectively)	$520,771	$520,957
Equity securities available for sale, at fair value (cost of $7,500 and $6,534 at June 30, 2007 and December 31, 2006, respectively)	10,295	9,805
Policy loans	29,309	30,189
Short-term investments	-	7,473
Total investments	560,375	568,424

Cash and cash equivalents	25,303	55,603
Deferred policy acquisition costs	17,516	14,429
Present value of future profits of acquired business	7,453	7,749
Agency advances and other receivables (net of allowances for doubtful accounts of $211 and $173 as of June 30, 2007 and December 31, 2006)	4,087	929
Reinsurance receivables	27,236	29,061
Accrued investment income	6,955	6,772
Due premiums	272	237
Property and equipment, net	364	550
Deferred income taxes	4,993	1,891
Other assets	2,268	1,679
Separate account assets	353,900	350,987
Total assets	$1,010,722	$1,038,311

(1) Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Unaudited)

	June 30,	December 31,
	2007	2006 (1)
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$439,147	$453,671
Future policy benefits	115,902	117,097
Other policy claims and benefits payable	7,568	6,907
Notes payable	15,000	15,000
Other liabilities	23,298	33,968
Separate account liabilities	353,900	350,987
Total liabilities	954,815	977,630

Commitments and contingencies (See Note 9)

Shareholders’ equity:
Common stock, $.20 par value, 25,000,000 shares authorized in 2007 and 2006,12,533,798 and 12,533,402 shares issued in 2007 and 2006 respectively; 10,210,781 and 10,210,385 shares outstanding in 2007 and 2006, respectively	2,507	2,507
Additional paid-in capital	70,672	70,046
Accumulated other comprehensive loss	(14,419)	(9,586)
Retained earnings	17,136	17,703
Common treasury stock, at cost, 2,323,017 shares in 2007 and 2006	(19,989)	(19,989)
Total shareholders’ equity	55,907	60,681
Total liabilities and shareholders’ equity	$1,010,722	$1,038,311

(1) Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Revenues:
Premiums, net	$2,184	$1,672
Earned insurance charges	7,542	7,950
Net investment income	7,548	7,268
Net realized investment gains (losses)	117	(12)
Other	1,049	1,417
Total revenues	18,440	18,295

Benefits and expenses:
Policyholder benefits and expenses	7,396	6,751
Interest expense on contractholders deposit funds	4,006	4,432
Amortization of deferred policy acquisition costs	465	262
Amortization of present value of future profits of acquired business	229	254
Operating expenses	5,741	4,866
Interest expense	364	349
Total benefits and expenses	18,201	16,914

Income from continuing operations before income taxes	239	1,381
Income tax expense	162	373

Income from continuing operations	77	1,008

Income from discontinued operations, net of taxes	-	733
Net income	$77	$1,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Net Income Per Share:

Basic:
Weighted average common shares outstanding	10,212,114	9,848,888

Basic earnings per share:

Income from continuing operations	$0.01	$0.10

Discontinued operations	-	0.08
Net income per share	$0.01	$0.18

Diluted:
Weighted average common shares and common stock options	10,341,422	9,848,888

Diluted earnings per share:

Income from continuing operations	$0.01	$0.10

Discontinued operations	-	0.08
Net income per share	$0.01	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Revenues:
Premiums, net	$4,320	$2,579
Earned insurance charges	15,241	15,973
Net investment income	16,032	14,552
Net realized investment gains	105	504
Other	3,364	2,074
Total revenues	39,062	35,682

Benefits and expenses:
Policyholder benefits and expenses	15,703	14,931
Interest expense on contractholders deposit funds	8,377	9,005
Amortization of deferred policy acquisition costs	934	457
Amortization of present value of future profits of acquired business	508	539
Operating expenses	11,930	10,093
Interest expense	725	678
Total benefits and expenses	38,177	35,703

Income (loss) from continuing operations before income taxes	885	(21)
Income tax expense	266	188
Income (loss) from continuing operations	619	(209)
Income from discontinued operations, net of taxes	-	164
Net income (loss)	$619	$(45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Net Income (Loss) Per Share:

Basic:
Weighted average common shares outstanding	10,211,245	9,848,888

Basic earnings per share:

Income (loss) from continuing operations	$0.06	$(0.02)

Discontinued operations	-	0.02
Net income (loss) per share	$0.06	$-

Diluted:
Weighted average common shares and common stock options	10,338,041	9,848,888

Diluted earnings per share:

Income (loss) from continuing operations	$0.06	$(0.02)

Discontinued operations	-	0.02
Net income (loss) per share	$0.06	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Continuing Operations:	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$619	$(45)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	-	(164)
Amortization of deferred policy acquisition costs	934	457
Amortization of present value of future profits of acquired business	508	539
Share-based compensation expense	272	-
Net realized gains on investments	(105)	(504)
Depreciation	179	240
Increase in accrued investment income	(183)	(755)
(Increase) decrease in agent advances and other receivables	(3,158)	3,110
Decrease in reinsurance receivables	1,825	5,266
Increase in due premiums	(35)	(12)
Increase in deferred policy acquisition costs	(2,111)	(447)
Increase in other assets	(589)	(84)
Increase (decrease) in policy liabilities and accruals	1,347	(503)
(Decrease) increase in other liabilities	(10,670)	9,752
Increase (decrease) in deferred federal income taxes	184	(522)
Other, net	(2,007)	2,731
Net cash provided by (used in) operating activities	(12,990)	19,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(60,549)	(54,051)
Proceeds from sales and maturities of fixed maturities	51,296	15,019
Proceeds from sales of invested real estate	-	646
Net decrease in short-term investments	7,473	1,204
Net decrease in policy loans	880	1,365
Purchase of property and equipment	(6)	(26)
Net cash used in investing activities	(906)	(35,843)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractholder fund deposits	$11,818	$14,787
Contractholder fund withdrawals	(28,222)	(32,240)
Net cash used in financing activities	(16,404)	(17,453)

Net decrease in cash	(30,300)	(34,237)

Cash and cash equivalents, beginning of year	55,603	36,906

Cash and cash equivalents, end of period	$25,303	$2,669

Discontinued Operations:
Net cash used in operating activities of discontinued operations	$-	$(9,476)

Net cash used in investing activities of discontinued operations	-	(6,332)

Net cash used in financing activities of discontinued operations	-	(508)

Decrease in cash and cash equivalents	-	(16,316)

Cash and cash equivalents at beginning of year	-	26,675
Cash and cash equivalents at end of period	$-	$10,359

Supplemental Cash Flow Disclosures:
Income taxes refunded	$-	$1,227

Interest paid	$717	$665

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2007, its consolidated results of operations for the three months and six months ended June 30, 2007 and 2006, and its consolidated cash flows for the six months ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance.  The December 31, 2006 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC (“2006 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

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

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs ("DAC") on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have a material impact on the Company’s condensed consolidated financial statements.

Servicing of Financial Assets

Effective January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”).  Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.  The adoption of SFAS 156 did not have a material impact on the Company’s condensed consolidated financial statements.

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

2.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2006 to June 30, 2007:

	Net Unrealized	Net Unrealized		Total
	Appreciation	Gain (Loss) on		Accumulated
	(Depreciation)	Fixed Maturities		Other
	of Equity	Available for	Pension	Comprehensive
	Securities	Sale	Adjustments	Income (Loss)
	(In thousands)

Balance at December 31, 2006	$2,159	$(7,676)	$(4,069)	$(9,586)
Current Period Change	(314)	(4,591)	72	(4,833)
Balance at June 30, 2007	$1,845	$(12,267)	$(3,997)	$(14,419)

The comprehensive income (loss) for the three and six months ending June 30, 2007 and 2006 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Net income (loss)	$77	$1,741	$619	$(45)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holdings losses arising during the period	(5,565)	(4,740)	(5,010)	(13,128)
Reclassification adjustments for losses included in net income	117	504	105	504
Change in pension liability	30	-	72	-
Total other comprehensive loss	(5,418)	(4,236)	(4,833)	(12,624)

Comprehensive loss	$(5,341)	$(2,495)	$(4,214)	$(12,669)

3.	Discontinued Operations – Sale of Family Life Insurance Company

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

Index

Prior to the sale, the Company transitioned the sales force of Family Life to a new division of Investors Life Insurance Company of North America (“Investors Life”), FIC’s remaining insurance subsidiary.  Although Investors Life is now selling similar products as those that were sold by Family Life, there are notable differences. The insurance is written on Investors Life policy forms and leads are no longer obtained from lending institutions.  Leads are now purchased through other sources and the focus is on a different market demographic than the previous Family Life target market. The new division also now sells final expense insurance products, which was not a market focus for Family Life. Additionally, as a condition of the sales agreement, the new division of Investors Life is prohibited from selling products to existing policyholders and related customers of Family Life for five years.

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

Family Life owned 648,640 shares of FIC common stock prior to the sale.  Such shares were reflected as common treasury stock in the Company’s consolidated financial statements.  Immediately preceding and as a condition of the sale of Family Life, 324,320 of these shares were acquired by the Company and the remaining 324,320 shares remained with Family Life at the time of the sale.  Accordingly, the shares that remained with Family Life are now reflected as outstanding common stock shares as of December 31, 2006.

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

In conjunction with the sale, Family Life also entered into an administrative services agreement with the Company for a three month period following the sale.  Pursuant to the agreement, the Company provided administrative services for Family Life through March 31, 2007, at which time Manhattan Life assumed all responsibilities for administering the Family Life business.  The Company earned fees totaling $807,000 in the first quarter of 2007 for services performed for Family Life in accordance with the agreement. See Note 9 regarding litigation with Manhattan Life.

Index

4.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands except per share data)

Numerator:
Income (loss) from continuing operations	$77	$1,008	$619	$(209)

Denominator:
Weighted average common shares outstanding:
Outstanding common shares	10,210,781	9,848,888	10,210,582	9,848,888
Shares reserved under separation agreement	1,333	-	663	-

Basic	10,212,114	9,848,888	10,211,245	9,848,888

Common stock options	129,308	-	126,796	-

Diluted	10,341,422	9,848,888	10,338,041	9,848,888

Per share:
Basic	$0.01	$0.10	$0.06	$(0.02)
Diluted	$0.01	$0.10	$0.06	$(0.02)

5.	Investments

The Company’s fixed maturity securities reflect gross unrealized losses of $25.8 million as of June 30, 2007. Approximately 97% of the unrealized losses are related to investment grade securities. The Company believes these unrealized losses are primarily related to increases in market interest rates.

Investments in fixed maturities in an unrealized loss position are detailed by Standard & Poor’s credit rating as follows:

	June 30, 2007		December 31, 2006
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)
	(In thousands)

AAA	$176,533	$(15,187)	$194,308	$(10,182)
AA	54,178	(1,359)	44,657	(885)
A	171,642	(6,599)	138,738	(3,688)
BBB	44,200	(1,814)	40,681	(1,319)
BB and other below investment grade	26,903	(876)	17,296	(822)

	$473,456	$(25,835)	$435,680	$(16,896)

As part of the Company’s ongoing investment portfolio review, the Company has evaluated its fixed maturities and equity securities investment portfolios and concluded that there were no additional other-than-temporary impairments as of June 30, 2007 and December 31, 2006. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on these investments at June 30, 2007 and December 31, 2006 were temporary.

Index

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

6.	Retirement Plans

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

The pension costs for the Family Life Pension Plan include the following components at June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service cost for benefits earned during the year	$-	$-	$-	$-
Interest cost on projected benefit obligation	107	110	208	219
Expected return on plan assets	(113)	(102)	(213)	(204)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized losses	15	23	33	47
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit cost	$9	$31	$28	$62

Index

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

The pension (benefit) cost for the ILCO Pension Plan include the following components at June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service cost for benefits earned during the year	$-	$4	$-	$7
Interest cost on projected benefit obligation	260	262	535	524
Expected return on plan assets	(371)	(350)	(746)	(700)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized losses	14	46	39	92
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit	$(97)	$(38)	$(172)	$(77)

7.	Stock-Based Compensation

FIC entered into a stock option agreement on February 1, 2007 with it’s chief executive officer, William Prouty, pursuant to which Mr. Prouty was issued an option to purchase 150,000 shares of the common stock of FIC at a price of $7.45 per share. Fifty percent (50%) of the option vested on February 1, 2007, and the remaining fifty percent (50%) vested on June 21, 2007 (see Note 10 “Related Party Transactions”). The option expires on June 21, 2009. Because Mr. Prouty’s option was issued as an inducement material to his entering into employment with FIC, the option was issued outside of FIC’s Incentive Stock Plan.

As further described in Part II, Item 4, the Company’s annual meeting of shareholders was held on June 29, 2007 at which time the shareholders of the Company approved the 2004 Incentive Stock Plan, designed to attract, retain and reward key employees, as well as the Stock Option Plan For Non-Employee Directors. Subject to adjustments for defined changes in capital stock, the total number of shares of common stock reserved and available for grant under the 2004 Incentive Stock Plan is 500,000.  In accordance with the terms of the 2004 Incentive Stock Plan, 50,000 stock option awards were granted to certain executives of the Company on June 29, 2007. The options vest in either three or four years, and have a ten year term.

Subject to adjustments for defined changes in capital stock, the total number of shares of common stock reserved and available for grant under the Stock Option Plan For Non-Employee Directors is 400,000. In accordance with the terms of the Stock Option Plan For Non-Employee Directors, 175,000 stock option awards were granted to eligible members of the Company’s Board of Directors on June 29, 2007. The options vest and are exercisable in three equal annual installments beginning with the first anniversary of the date on which the option was granted, and have a ten year term.

Index

The Company recognized compensation expense of $272,000, and a related tax benefit of $0, for the six month period ended June 30, 2007 related to the vested portion of the options.

The fair value of the option awards were estimated on the date of grant using a Black-Scholes option pricing model. Significant assumptions used in the calculation of fair value for each option award in the period ended June 30, 2007 are as follows:

	2004 Incentive Stock Plan	Option Plan for Non-Employee Directors

Expected term of options	6 years to 6.25 years	6 years
Expected volatility:
Range	22.5% to 23.7%	22.5%
Weighted Average	22.9%	22.5%
Expected dividends	-	-
Risk free rate:
Range	3.4% to 4.7%	4.9%
Weighted Average	4.0%	4.9%

The expected term is derived using a simplified method calculation as defined in SEC Staff Accounting Bulletin Topic 14.D.2, for “plain vanilla” options as that term is further defined in the bulletin, and represents the period of time that the options are expected to be outstanding. Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. The calculated volatility was derived from the option pricing model utilizing FIC historical share price data. The dividend yield is assumed to be zero, since FIC has not paid dividends since 2003, and management does not anticipate the payment of such dividends in the near future. In accordance with SFAS 123R, the risk-free discount rate approximates the rate currently available on federal government zero-coupon bonds with a remaining term equal to the options expected life.

Summary information regarding the 2004 Incentive Stock Plan is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at January 1, 2007	-	-	-
Plan implementation	500,000
Shares reserved under separation agreement	(60,000)
Stock options:
Awarded	(50,000)	50,000	$8.84
Exercised	-	-	-
Forfeited	-	-	-
Cancelled/expired	-	-	-

Balance at June 30, 2007	390,000	50,000	$8.84	10	$-

Exercisable at June 30, 2007		25,000	$8.84	10	$-

Index

In connection with the election of Mr. J. Bruce Boisture as Chief Executive Officer and President of FIC in January 2004, the Board of Directors granted Mr. Boisture an option to purchase 150,000 shares of FIC common stock, at a per share price of $14.00. The grant was conditioned upon the approval by the shareholders of FIC of the 2004 Incentive Stock Plan, pursuant to which the grant would be made.  In connection with the resignation of Mr. Boisture in November 2005, this grant was cancelled and, under the terms of his Separation Agreement, FIC agreed to issue 60,000 shares of its common stock to Mr. Boisture on or before June 30, 2007, provided that the Incentive Stock Plan was approved by the shareholders of FIC. In the event such approval had not been obtained by June 30, 2007, Mr. Boisture would have received a cash payment of $465,000, less applicable tax withholding.  As further described in Part II, Item 4, the Company’s annual meeting of shareholders was held on June 29, 2007 at which time the shareholders of the Company approved the 2004 Incentive Stock Plan. Accordingly, FIC has reserved 60,000 shares out of the 2004 Incentive Stock Plan related to this agreement. The Company expects to finalize the transaction and disburse the shares in the third quarter of 2007. Compensation cost of $465,000 related to this Separation Agreement was accrued in the Company’s financial statements at December 31, 2005. Based on the closing share price upon shareholder approval of the 2004 Incentive Stock Plan on June 29, 2007, the Company reduced this accrual to $354,000 in the second quarter 2007. In accordance with FASB Statement No. 128 “Earnings Per Share”, these shares are deemed to no longer be contingently issuable shares since there are no circumstances under which the shares would not be issued, and accordingly the 60,000 shares are considered outstanding and are reflected in the calculation of basic earnings per share for the period ended June 30, 2007. The table above reflects the reservation of such shares for Mr. Boisture.

Summary information regarding the Stock Option Plan For Non-Employee Directors is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at January 1, 2007	-	-	-
Plan implementation	400,000
Stock options:
Awarded	(175,000)	175,000	$5.90
Exercised	-	-	-
Forfeited	-	-	-
Cancelled/expired	-	-	-

Balance at June 30, 2007	225,000	175,000	$5.90	10	$-

Exercisable at June 30, 2007		-	$-	-	$-

8.	Separate Accounts

The Company’s insurance subsidiary, Investors Life, had $353.9 million of separate account assets as of June 30, 2007 (not including the value of the Company’s own investment in one of the accounts), as compared to $351.0 million at the end of 2006. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The Company expects the recapture of this previously reinsured business, which increased revenues in 2006, to continue to increase revenues in 2007. However, as this is a closed block of business, the revenues are expected to decrease as the policies in force decline. Investors Life is not marketing new separate account annuity contracts. Previously, the investment annuity business was reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business.

9.	Commitments and Contingencies

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company, seeking to compel the Company to hold an annual meeting of shareholders. FIC had not been able to solicit proxies for an annual meeting because it had not been able to comply with Rule 14a-3 of the Securities Exchange Act of 1934, which requires that the Company provide an annual report containing current financial statements to shareholders in connection with an annual meeting.

Index

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

Prior to a hearing on FIC’s Motion for Summary Judgment, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned. The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order requiring among other things that FIC hold an annual shareholders meeting for the election of directors on January 16, 2007, but stating that if a quorum was not present on that date, FIC would not be required to hold an annual meeting of shareholders at any time before July 17, 2007. The Company made arrangements for, and was prepared to hold, an annual meeting of shareholders on January 16, 2007, as required by the Court’s order, but the Company was again unable to hold the meeting on the appointed date because no quorum was present. The Company subsequently filed its 2006 Form 10-K on May 31, 2007 with the SEC and held an annual meeting of shareholders on June 29, 2007 as described in Part II, Item 4. No further action has been taken by Mr. Porter, whose suit remains pending.

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of this legal proceeding will have on the Company’s results of operations, financial position or cash flows. Accordingly, no accrual for possible losses has been recorded in the accompanying condensed consolidated financial statements for this legal proceeding.

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

On or about May 8, 2007, Equita and M&W amended their petition, removing their claims under the Texas Securities Act and common-law fraud.  FIC intends to vigorously oppose the lawsuit and any effort by Equita and M&W to recover damages from FIC, and the life insurance subsidiary intends to vigorously prosecute its claims in intervention against Equita. Management has evaluated the above-described litigation and believes that the Company has properly accrued for any probable losses as of June 30, 2007.

The Manhattan Life Insurance Company and Family Life Insurance Company v. Family Life Corporation, Investors Life Insurance Company of North America and FIC Insurance Services, L.P.

On April 17, 2007, Manhattan Life and Family Life, filed a civil suit in the 215th Judicial District Court, Harris County, Texas, against Family Life Corporation, Investors Life and FIC Insurance Services, L.P. (“FICIS”), each a subsidiary of the Company.  The suit alleges that: a) Family Life Corporation breached the Stock Purchase Agreement with Manhattan Life by competing with Family Life and accepting insurance “directly or indirectly” from active accounts of Family Life; b) FICIS breached the Administrative Services Agreement with Family Life by willfully communicating with or willfully assisting with the communication by its affiliates with policyholders in a manner intended to solicit Family Life accounts on behalf of Investors Life; c) FICIS breached fiduciary duties owed to Family Life in the administration and management of the accounts of the policy holders of Family Life by assisting in the conversion of Family Life policies to the policies of Investors Life, and by their actions, Investors Life and Family Life Corporation aided and abetted such breach of fiduciary duty; and, d) Family Life Corporation, Investors Life and FICIS have tortiously interfered with existing contracts of Family Life with its policyholders, including the Stock Purchase Agreement and the Administrative Services Agreement. The Company intends to vigorously defend the suit, and has filed an answer denying the plaintiffs’ claims. In addition, FICIS has filed, and intends to vigorously prosecute, a counterclaim for amounts due and owing by Family Life for services performed pursuant to the Administrative Services Agreement. See Note 3 regarding the sale of Family Life Insurance Company. Discovery began in June of 2007.

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of this legal proceeding will have on the Company’s results of operations, financial position or cash flows. Accordingly, no accrual for possible losses has been recorded in the accompanying condensed consolidated financial statements for this legal proceeding.

Other Litigation

FIC and its insurance subsidiary are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming the insurance subsidiary as defendant ordinarily involves our activities as a provider of insurance products. Management does not believe that any of this other litigation, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

10.	Related Party Transactions

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

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of June 30, 2007, compared with December 31, 2006, and its results of operations for the three and six month periods ended June 30, 2007, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2006, to which the reader is directed for additional information.

Results of Operations – Three Months Ended June 30, 2007 and 2006

For the three-month period ended June 30, 2007, FIC’s net income was $77,000 (basic and diluted income of $.01 per common share) compared to net income of $1,741,000 (basic and diluted income of $0.18 per common share) for the comparable 2006 period. However, in analyzing the Company’s results of operations, a separation of results between continuing and discontinued operations provides a more meaningful view.  As previously described in Note 3 in the accompanying condensed consolidated financial statements, the Company sold Family Life on December 29, 2006, resulting in a loss from discontinued operations.  Included in net income for the second quarter of 2006 is income from discontinued operations, net of taxes, of $733,000.  Income from continuing operations totaled $77,000 for the three months ended June 30, 2007, while income from continuing operations totaled $1,008,000 for the comparable 2006 period.

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

In 2007, FIC’s net income was affected by the following significant items as compared to 2006 amounts:

•	Increase in premiums earned of $512,000 due primarily to increases in sales of final expense whole life insurance and mortgage protection term insurance products;
•	Increase in policyholder benefits and expenses of $645,000 primarily from increases in traditional policy reserve expenses resulting from the higher traditional premium production;
•
Decrease in earned insurance charges of $408,000 offset by a decrease in interest expense on contractholders deposit funds of $426,000, both due primarily to the general runoff of the Company’s universal life insurance and annuity business;

•	Increase in amortization of deferred policy acquisition costs of $203,000, primarily due to increases in sales of final expense whole life insurance and mortgage protection term insurance products;
•
Increase in operating expenses of $875,000 primarily due to higher audit and other consulting fees, as well as for the recognition of additional compensation expense of $178,000 related to the vested portion of options as previously discussed in Note 7;

•	Decrease in income tax expense of $211,000.

Results of Operations – Six Months Ended June 30, 2007 and 2006

For the six-month period ended June 30, 2007, FIC’s net income was $619,000 (basic and diluted earnings of $.06 per common share) on revenues of $39.1 million as compared to a net loss of $45,000 (basic and diluted loss of $.00 per common share) on revenues of $35.7 million in the first six months of 2006. Included in the net loss for the first six months of 2006 is income from discontinued operations, net of taxes, of $164,000. Income from continuing operations totaled $619,000 for the six months ended June 30, 2007, while loss from continuing operations totaled $209,000 for the comparable 2006 period.

In 2007, FIC’s net income was affected by the following:

•	Increase in premiums earned of $1.7 million due primarily to increases in sales of final expense whole life insurance and mortgage protection term insurance products;
•	Increase in net investment income of $1.5 million primarily due to dividend income received on investments in equity securities;

Index

•
Increase in other revenues of $1.3 million due primarily to additional fees earned on separate accounts and fees earned for services performed under an administrative services agreement with Family Life;

•	Decrease in net realized investment gains of $399,000 primarily due to realized gains in 2006 from the sale of the Company’s remaining real estate properties classified as held for sale;
•	Increase in policyholder benefits and expenses of $772,000 primarily from increases in traditional policy reserve expenses resulting from the higher traditional premium production;
•
Decrease in earned insurance charges of $732,000 offset by a decrease in interest expense on contractholders deposit funds of $628,000, both due primarily to the general runoff of the Company’s universal life insurance and annuity business;

•	Increase in amortization of deferred policy acquisition costs of $477,000, primarily due to increases in sales of final expense whole life insurance and mortgage protection term insurance products;
•
Increase in operating expenses of $1.8 million primarily due to higher audit, other consulting, and legal fees, as well as for the recognition of compensation expense of $272,000 related to the vested portion of options as previously discussed in Note 7.

The above described items need to be taken into consideration in drawing comparisons between the operating results for the six months ended June 30, 2007 and 2006.

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first six months of 2007, net of reinsurance ceded, were $4.3 million, as compared to $2.6 million in the first six months of 2006. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiary for both first year and renewal premiums. The increase in premiums is primarily due to increases in sales of final expense whole life insurance and mortgage protection term insurance products, along with decreases in reinsurance premium expenses.

In accordance with GAAP, deposits received in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in the condensed consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue.  For the six months ended June 30, 2007 and 2006, annuity deposits and UL premiums totaled $11.8 million and $14.8 million, respectively.

The decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products since 2004 due primarily to the interest-rate environment and certain design features of FIC’s current annuity products. Most of the Company’s marketing efforts are now focused on the sale of traditional life insurance products, such as mortgage protection term insurance and final expense whole life insurance. Liabilities for contractholder funds have declined from $453.7 million at December 31, 2006 to $439.1 million at June 30, 2007.

Earned insurance charges totaled $15.2 million for the first six months of 2007, compared to $16.0 million for the same period of 2006.  These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges.  The decrease in earned insurance charges from 2006 to 2007 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the first six months of 2007 was $16.0 million as compared to $14.6 million for the same period of 2006. The higher net investment income in 2007 versus 2006 was primarily attributable to an increase in dividend income earned on the Company’s investments in equity securities totaling $750,000.  Dividend income earned on the equity securities totaled $966,000 for the first six months of 2007 as compared to $216,000 for the comparable 2006 period.  The remaining increase in net investment income is primarily due to improved investment yields.

Net realized investment gains were $105,000 in the first six months of 2007, as compared to $504,000 of realized gains in the first six months of 2006.  The realized gains for 2007 were from the sale of two fixed maturity securities.  The realized gains for 2006 were from the sale of the Company’s remaining real estate properties classified as held for sale.

Other revenues totaled $3.4 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively.  Other income for 2006 includes $573,000 of interest income received in the second quarter of 2006 on federal income tax refunds related to prior year amended returns. The significant increase in other revenues in 2007 is partially due to fees earned related to the Company’s separate accounts.  As previously described in Note 8 of the accompanying condensed consolidated financial statements, effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business.  The recapture of this previously reinsured separate accounts business increased other revenues in 2007 by approximately $840,000 as compared with the corresponding period of 2006.

Index

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

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $15.7 million in the first six months of 2007, as compared to $14.9 million in the first six months of 2006. The higher policyholder benefits and expenses in 2007 versus 2006 was primarily attributable to the increase in traditional premium revenues for 2007 which  caused a corresponding increase in traditional policy reserve expenses.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $8.4 million in the first six months of 2007, as compared to $9.0 million in the same period of the year 2006.  As discussed previously, the decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and consequently the decrease in interest expense in 2007 is primarily attributable to this overall reduction in the level of contractholder deposit funds.

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

Amortization of deferred policy acquisition costs (DAC) for the first six months of 2007 was $934,000, as compared to $457,000 for the same period in 2006.  These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs.  For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period. The increase in amortization in 2007 from the comparable 2006 period is primarily due to the increased sales of traditional business by Investors Life since the third quarter of 2006 and the amortization relating to the DAC capitalized on these sales.

Present value of future profits of acquired business (PVFP) is amortized in a similar manner as DAC, as previously described, for acquired traditional and interest sensitive business. Amortization of PVFP totaled $508,000 and $539,000 for the six months ended June 30, 2007 and 2006, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first six months of 2007 were $11.9 million, as compared to $10.1 million in the first six months of 2006. The Company has implemented many cost reduction measures in 2004 and 2005, as well as 2006, and this continues to be a critical focus for the Company.  However, audit, actuarial, accounting and other consulting and legal expenses continued to represent a significant component of operating expenses as the Company completed its delinquent SEC filings with the filing of Form 10-Q for the period ended March 31, 2007.  These fees totaled $4.6 million and $3.3 million for the six months ended June 30, 2007 and 2006, respectively. As the Company is now current with its SEC filing requirements, significant reductions are anticipated going forward in these audit, actuarial, accounting and consulting expenses. Additionally, as previously described in Note 7 – Stock-Based Compensation - the Company recognized compensation expense of $272,000 for the six month period ended June 30, 2007 related to the vested portion of the options.

Index

Interest expense was $725,000 and $678,000 for the six months ended June 30, 2007 and 2006, respectively.  The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”).  The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. The higher interest expense in 2007 is a direct result of the increase in the LIBOR rate. Interest expense for the six months ended June 30, 2007 and 2006 reflects an average annual interest rate of approximately 9.7% and 9.0%, respectively.

Taxes

The provision for income taxes of $266,000 on income from continuing operations reflects an effective tax rate of 30.1% for the six months ended June 30, 2007.  The provision for federal income taxes of $188,000 on loss from continuing operations reflects an effective tax rate of 895% for the six months ended June 30, 2006. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company is due to changes in the valuation allowance for deferred tax assets generated by its non-life insurance entities. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

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

As of June 30, 2006, Investors Life held $15.4 million of notes receivable from FIC that represented the remaining indebtedness related to the Family Life acquisition.  Although this intercompany indebtedness was eliminated on FIC’s consolidated balance sheets, it created a debt service requirement at the holding company level. These notes were paid off by FIC on December 29, 2006 using proceeds from the sale of Family Life.

At the holding company level, FIC’s principal current ongoing liquidity demands relate to debt service on $15 million of senior notes that it issued in May 2003.  These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2% (which yielded an average rate of approximately 9.7% for the first six months of  2007). The principal amount of the notes must be repaid in a single payment in 2033.

In addition to debt service, the holding company must pay its expenses in connection with Board of Directors fees, insurance costs, corporate overhead, certain audit and accounting fees, and legal and consulting expenses as incurred. The holding company has not paid any dividends to its shareholders since 2003, and management does not anticipate the payment of such dividends in the near future.

The ability of Investors Life to pay dividends to FIC and meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Investors Life can pay such dividends by (a) including the “greater of” standard for payment of dividends to shareholders and (b)requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of” standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the policyholder surplus or (ii) the insurer’s statutory net gain from operations for the previous year. Pursuant to statutory limitations, the maximum dividend payment which could be made in 2007, without prior approval by the Texas Department of Insurance, is $5,540,000. Investors Life did not make any dividend payments to its parent company in 2006, or for the period ended June 30, 2007.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of June 30, 2007 were $439.1 million, compared to $453.7 million at December 31, 2006. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At June 30, 2007, the bulk of the liabilities for contractholder deposit funds on FIC’s condensed consolidated balance sheet, $308.0 million, represented insurance products, as compared to $131.1 million of annuity product liabilities.

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

Cash and cash equivalents at June 30, 2007 were approximately $25.3 million compared to $55.6 million at December 31, 2006. The $30.3 million decrease in cash and cash equivalents at June 30, 2007 from December 31, 2006 was due primarily to cash flows used in financing activities, and to decreases in other liabilities.

Net cash used in operating activities was $13.0 million for the six month period ended June 30, 2007, compared to $19.1 million provided by operating activities for the same period of 2006. The predominant changes in net cash used in operating activities between 2007 and 2006 are due to payments of $15.2 million in the first quarter of 2007 for amounts due for unsettled transactions for purchased securities and decreases in other liabilities.

Net cash used in investing activities was $906,000 for the six month period ended June 30, 2007, compared to net cash used in investing activities totaling $35.8 million for the same period of 2006. The significant decrease in cash used in investing activities was due primarily to higher levels of sales and maturities of fixed maturity securities in 2007 totaling $51.3 million versus $15.0 million for the comparable 2006 period.  Additionally, purchases of fixed maturity securities totaled $60.5 million in 2007 compared to $54.1 million in 2006.

Net cash used in financing activities was $16.4 million in the first six months of 2007, compared to $17.5 million in the first six months of 2006. The components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies.  For the six months ended June 30, 2007 and 2006, contractholder fund withdrawals exceeded deposits resulting in the net cash used in financing activities. While contractholder fund deposits totaled $11.8 million, contractholder fund withdrawals were $28.2 million in the first six months of 2007. The reduced net withdrawals in 2007 compared to 2006 is due to a decline in deposits in 2007 from 2006 of $3.0 million, more than offset by a decrease in withdrawals of $4.0 million for the same period, due to a decrease in surrenders.

Index

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

During the six months ended June 30, 2007, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) decreased by $4.8 million.  Changes resulting in the decrease to shareholders’ equity are detailed as follow:

•	Net income for the period of $619,000.

•	Reduction to beginning retained earnings of $1,186,000 for the implementation of FIN 48 related to income taxes as described in Note 1 to the accompanying condensed consolidated financial statements.

•
Increase of $272,000 in additional paid-in capital related to the issuance of stock options during the first six months of 2007 as described in Note 7 to the accompanying condensed consolidated financial statements.

•	Changes in accumulated other comprehensive income for items as detailed below:

o	Increase in net unrealized losses on fixed maturities available for sale of $4,591,000.

o	Decrease in appreciation of investments in equity securities of $314,000.

o	Decrease in pension liability of $72,000.

•	Increase in additional paid-in capital of $354,000 for common shares to be issued to Mr. Boisture, as described in Note 7 to the accompanying condensed consolidated financial statements.

Assets

The Company’s life insurance subsidiary has an investment management agreement with Conning Asset Management (“Conning”). Under this agreement, Conning manages the investment security portfolio of the Company’s life insurance subsidiary in accordance with investment policies set by the Company’s Board of Directors. The investment policies comply with legal requirements of state insurance laws and regulations that are applicable to the Company’s insurance company subsidiary. They also emphasize sensitivity to the way that FIC’s liabilities are likely to change over time and with changes in general interest rate levels. In practical terms, this means that the Company focuses almost all of its investment in investment-grade securities, keeping the schedule of anticipated asset maturities in line with its projected cash needs. It also means that the Company attempts to keep the duration of its investment assets (a measure of the sensitivity of their value to changes in interest rates) in line with the duration of the Company’s liabilities.

Over the past several years, the Company has decreased its investment in mortgage-backed securities (including asset-backed securities) significantly. This trend continued into 2006 and 2007. Expressed as a percentage of its total investment in fixed maturities, these ratios were 22.0% and 20.5% at December 31, 2006 and June 30, 2007 respectively.  Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid.  FIC’s insurance subsidiary has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds.  These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the collateralized mortgage obligation ("CMO").

The Company’s investment portfolio does not have significant exposure to the subprime mortgage market.  The portfolio holds $3.9 million par value of home-equity loan asset-backed securities.  The securities have Standard & Poor’s ratings of AAA, were purchased in early 2003, and are comprised of loans originated in 2002.  The performance of the underlying collateral, pools of fixed-rate mortgage loans, has been satisfactory and the loans have paid down to under 50% of original par value. As of June 30, 2007 the aggregate unrealized loss on these bonds is approximately $58,000, which management believes can be primarily attributed to increases in market interest rates.

Index

During the first six months of 2007, net unrealized losses on fixed maturities available for sale increased $9.1 million, prior to the effects of DAC and deferred taxes.  The increase in unrealized losses was primarily related to increases in market interest rates.  The Company’s general investment philosophy is to hold fixed maturities for long-term investment.  Accordingly, the Company has the ability and intent to hold securities to maturity or until they recover in value.  The Company does not currently anticipate the need to sell securities in unrealized loss positions for liquidity purposes.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). As of June 30, 2007, the market value of FIC’s equity securities was $10,295,000, compared to $9,805,000 at December 31, 2006. The Company also received dividend income totaling $966,000 in the first six months of 2007 related to these equity investments.

Agency advances and other receivables were $4.1 million and $929,000 at June 30, 2007 and December 31, 2006, respectively.  The increase was primarily related to the implementation of FIN 48 as described in Note 1 to the accompanying condensed consolidated financial statements.  Liabilities for unrecognized tax benefits, previously recorded as a reduction to current tax receivables, were reclassified and reported as other liabilities at March 31, 2007 in accordance with the new reporting requirements of FIN 48.

Investors Life had $353.9 million of separate account assets as of June 30, 2007 (not including the value of the Company’s own investment in one of the accounts), as compared to $351.0 million at the end of 2006. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The Company expects the recapture of this previously reinsured business, which increased revenues in 2006, to continue to increase revenues in 2007. However, as this is a closed block of business, the revenues are expected to decrease as the policies in force decline. Investors Life is not marketing new separate account annuity contracts. Previously, the investment annuity business was reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business.

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $555.0 million at June 30, 2007, compared to $570.8 million at December 31, 2006. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

Other liabilities, which totaled $23.3 million at June 30, 2007, compared to $34.0 million at December 31, 2006, consist primarily of accrued expenses, policyholder suspense liabilities, pension plan liabilities, amounts due on unsettled security transactions, and amounts held as agent or trustee. The decrease in other liabilities is partially due to amounts due for unsettled transactions for purchased securities. There were no amounts due for unsettled transactions at June 30, 2007, compared to a balance of $15.2 million at December 31, 2006.  This decrease from unsettled transactions was partially offset by the reporting of a liability for unrecognized tax benefits totaling $5.5 million resulting from the implementation of FIN 48 as disclosed in Note 1 to the accompanying condensed consolidated financial statements.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 5.5% at June 30, 2007, compared to 5.8% at December 31, 2006. The inclusion of separate account assets (which are not relevant for this purpose) reduced the ratio of shareholders’ equity to total assets by 3.0% at both June 30, 2007 and December 31, 2006. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

FIC’s principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates, principally interest yields on fixed rate investments. For a discussion of the Company’s investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company’s insurance subsidiary, please refer to the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model.  The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.  For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $27.6 million at June 30, 2007 and $26.1 million at December 31, 2006. For purposes of the foregoing estimate, fixed maturity investments were taken into account. The fair value of such assets was $520.8 million at June 30, 2007 and $521.0 million at December 31, 2006.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset-backed securities). The market value of such securities was $98.7 million at June 30, 2007 and $106.3 million at December 31, 2006.  Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $8.7 million at June 30, 2007 and $8.6 million at December 31, 2006.

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company's disclosure controls and procedures as of June 30, 2007.  Based on its evaluation and the identification of material weaknesses in internal control over financial reporting described below, FIC's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, FIC's disclosure controls and procedures were ineffective.

Management has assessed our internal control over financial reporting as of December 31, 2006, the end of our most recent fiscal year. Management based its assessment on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in performing its assessment of internal control over financial reporting, management determined that material weaknesses existed in the Company's internal controls relating to the following areas: control environment, control monitoring, financial close and reporting, reinsurance, policy holder benefits and accounts payable and expenditures.

During the first quarter of 2007, although there were no significant internal control changes implemented during that time, FIC implemented an Internal Controls Remediation Plan which is designed to resolve all previously identified material weaknesses by the end of the 2007 fiscal year.

In the second quarter of 2007, the Company improved its control monitoring abilities by hiring a Director of Internal Audit who began work on June 12, 2007.  The Company also made security changes in its general ledger system in order to properly segregate duties associated with accounts payable and vendor maintenance functions.  In addition, as part of the re-examination and re-engineering of the Financial Close and Reporting process, the Company began establishing a new closing schedule in order to ensure that all financial closing and reporting events occur in a manner that will lead to timely financial statement filings.  The closing schedule and related procedures will continue to be enhanced and developed at a more detail level throughout the remainder of 2007.

Part of the Company’s plan was to resolve a material weakness involving the accuracy of supplemental contract payments by the end of the second quarter of 2007.  As previously disclosed in the Company’s 2007 first quarter Form 10-Q, the Company changed the expected resolution date of this item to July 31, 2007.  Although the new controls have now been implemented, the related control deficiency will not be considered fully remediated until the new controls have operated for a sufficient period of time and tested to prove operational effectiveness.

For the third quarter of 2007, the Company plans to continue its work to remediate its material weaknesses.  Included in this effort is the continuation of work to re-examine and re-engineer the Financial Close and Reporting process.  The following additional items are scheduled to be completed by the end of the third quarter: establish a Company anti-fraud program, establish a formal internal controls education program, establish new disclosure policies and procedures, improve all internal controls documentation, establish controls to ensure accurate computation of reinsurance premiums, and implement controls to ensure that purchases are properly authorized and recorded.

For the fourth quarter of 2007, the Company intends to complete its work regarding the re-examination and re-engineering of the Financial Close and Reporting process.  In addition, all departments are expected to have current policies and procedures formally documented and a new release of the Company’s general ledger system is expected to be installed.

At this time, the Company does not anticipate any changes to the above remediation plans and expects to resolve all material weaknesses by the end of 2007.

Index

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

T. David Porter v. Financial Industries Corporation

On May 31, 2006, T. David Porter, an FIC shareholder, filed a civil suit in Travis County, Texas District Court (the “Court”), against the Company, seeking to compel the Company to hold an annual meeting of shareholders. FIC had not been able to solicit proxies for an annual meeting because it had not been able to comply with Rule 14a-3 of the Securities Exchange Act of 1934, which requires that the Company provide an annual report containing current financial statements to shareholders in connection with an annual meeting.

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

Prior to a hearing on FIC’s Motion for Summary Judgment, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned. The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order requiring among other things that FIC hold an annual shareholders meeting for the election of directors on January 16, 2007, but stating that if a quorum was not present on that date, FIC would not be required to hold an annual meeting of shareholders at any time before July 17, 2007. The Company made arrangements for, and was prepared to hold, an annual meeting of shareholders on January 16, 2007, as required by the Court’s order, but the Company was again unable to hold the meeting on the appointed date because no quorum was present. The Company subsequently filed its 2006 Form 10-K on May 31, 2007 with the SEC and held an annual meeting of shareholders on June 29, 2007 as described in Part II, Item 4. No further action has been taken by Mr. Porter, whose suit remains pending.

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of this legal proceeding will have on the Company’s results of operations, financial position or cash flows. Accordingly, no accrual for possible losses has been recorded in the accompanying condensed consolidated financial statements for this legal proceeding.

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

On or about May 8, 2007, Equita and M&W amended their petition, removing their claims under the Texas Securities Act and common-law fraud.  FIC intends to vigorously oppose the lawsuit and any effort by Equita and M&W to recover damages from FIC, and the life insurance subsidiary intends to vigorously prosecute its claims in intervention against Equita.  Management has evaluated the above-described litigation and believes that the Company has properly accrued for any probable losses as of June 30, 2007.

The Manhattan Life Insurance Company and Family Life Insurance Company v. Family Life Corporation, Investors Life Insurance Company of North America and FIC Insurance Services, L.P.

On April 17, 2007, Manhattan Life and Family Life, filed a civil suit in the 215th Judicial District Court, Harris County, Texas, against Family Life Corporation, Investors Life and FIC Insurance Services, L.P. (“FICIS”), each a subsidiary of the Company.  The suit alleges that: a) Family Life Corporation breached the Stock Purchase Agreement with Manhattan Life by competing with Family Life and accepting insurance “directly or indirectly” from active accounts of Family Life; b) FICIS breached the Administrative Services Agreement with Family Life by willfully communicating with or willfully assisting with the communication by its affiliates with policyholders in a manner intended to solicit Family Life accounts on behalf of Investors Life; c) FICIS breached fiduciary duties owed to Family Life in the administration and management of the accounts of the policy holders of Family Life by assisting in the conversion of Family Life policies to the policies of Investors Life, and by their actions, Investors Life and Family Life Corporation aided and abetted such breach of fiduciary duty; and, d) Family Life Corporation, Investors Life and FICIS have tortiously interfered with existing contracts of Family Life with its policyholders, including the Stock Purchase Agreement and the Administrative Services Agreement. The Company intends to vigorously defend the suit, and has filed an answer denying the plaintiffs’ claims. In addition, FICIS has filed, and intends to vigorously prosecute, a counterclaim for amounts due and owing by Family Life for services performed pursuant to the Administrative Services Agreement. Discovery began in June of 2007.

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of this legal proceeding will have on the Company’s results of operations, financial position or cash flows. Accordingly, no accrual for possible losses has been recorded in the accompanying condensed consolidated financial statements for this legal proceeding.

Index

Other Litigation

FIC and its insurance subsidiary are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming the insurance subsidiary as defendant ordinarily involves our activities as a provider of insurance products. Management does not believe that any of this other litigation, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

ITEM 1A.  RISK FACTORS

As of June 30, 2007, there have been no material changes to risk factors as previously disclosed in the Company’s 2006 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2007, the Company held its annual meeting of shareholders. At that meeting, the shareholders voted as indicated below on the following matters:

1. Election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified:

	For	Withheld
John D. Barnett	7,439,084	410,783
Patrick E. Falconio	6,145,106	1,704,761
Richard H. Gudeman	6,054,867	1,795,000
R. Keith Long	6,150,521	1,699,346
Robert A. Nikels	7,350,090	499,777
Kenneth Shifrin	6,052,488	1,797,379
Lonnie Steffen	6,027,939	1,821,928
Eugene J. Woznicki	6,094,487	1,755,380

2. Management proposal regarding a proposed Incentive Stock Plan:

For:	5,987,125
Against:	653, 506
Abstain:	24,497
Broker non-vote (1)	1,184,740

The proposal was approved by a majority of the outstanding shares.

3. Management proposal regarding proposed Stock Option Plan for Non-Employee Directors:

For:	4,908,781
Against:	1,726,522
Abstain:	29,825
Broker non-vote (1)	1,184,740

The proposal was approved by a majority of the outstanding shares.

Index

4. Management proposal regarding proposed reimbursement of 2003 proxy expenses of Otter Creek Management, Inc. in the form of an issuance of stock:

For:	2,639,204
Against:	3,981,081
Abstain:	44,843
Broker non-vote (1)	1,184,740

This proposal was defeated, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting(including abstentions but excluding broker non-votes) with respect to the proposal.

(1) A non-vote occurs when a broker or other nominee holding shares for a beneficial owner indicates a vote on one or more proposals, but does not indicate a vote on other proposals because the broker or other nominee does not have discretionary voting power as to such proposals and has not received voting instructions from the beneficial owner as to such proposals.

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

FINANCIAL INDUSTRIES CORPORATION
(Registrant)

Date: August 9, 2007	By: /s/ William B. Prouty
William B. Prouty
Chief Executive Officer

Date: August 9, 2007	By: /s/ Vincent L. Kasch
Vincent L. Kasch
Chief Financial Officer
(Principal Accounting and Financial Officer)