Form 10-Q
period 2007-09-30
FINANCIAL INDUSTRIES CORP
filed 2007-11-09
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to             .

Commission File Number 0-4690

Financial Industries Corporation
(Exact name of registrant as specified in its charter)

Texas	74-2126975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 River Place Boulevard, Building I,
Austin, Texas	78730
(Address of Principal Executive Offices)	(Zip Code)

(512) 404-5000
(Registrant's telephone number, including area code)

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

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of Registrant's common stock on November 6, 2007 was 10,263,407.

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

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS,
(Unaudited)

	September 30,	December 31,
	2007	2006 (1)
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $529,950 and $536,618 at September 30, 2007 and December 31, 2006, respectively)	$512,959	$520,957
Equity securities available for sale, at fair value (cost of $7,503 and $6,534 at September 30, 2007 and December 31, 2006, respectively)	10,124	9,805
Policy loans	28,397	30,189
Short-term investments	-	7,473
Total investments	551,480	568,424

Cash and cash equivalents	33,627	55,603
Deferred policy acquisition costs	16,468	14,429
Present value of future profits of acquired business	7,009	7,749
Agency advances and other receivables (net of allowances for doubtful accounts of $228 and $173 as of September 30, 2007 and December 31, 2006)	3,899	929
Reinsurance receivables	27,305	29,061
Accrued investment income	6,611	6,772
Due premiums	256	237
Property and equipment, net	312	550
Deferred income taxes	2,821	1,891
Other assets	1,906	1,679
Separate account assets	351,650	350,987
Total assets	$1,003,344	$1,038,311

(1) Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Unaudited)

	September 30,	December 31,
	2007	2006 (1)
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$431,125	$453,671
Future policy benefits	116,103	117,097
Other policy claims and benefits payable	8,227	6,907
Notes payable	15,000	15,000
Other liabilities	19,779	33,968
Separate account liabilities	351,650	350,987
Total liabilities	941,884	977,630

Commitments and contingencies (See Note 9)

Shareholders’ equity:
Common stock, $.20 par value, 25,000,000 shares authorized in 2007 and 2006,12,533,798 and 12,533,402 shares issued in 2007 and 2006 respectively; 10,299,207 and 10,210,385 shares outstanding in 2007 and 2006, respectively	2,507	2,507
Additional paid-in capital	70,083	70,046
Accumulated other comprehensive loss	(10,624)	(9,586)
Retained earnings	18,723	17,703
Common treasury stock, at cost, 2,234,591 and 2,323,017 shares in 2007 and 2006, respectively	(19,229)	(19,989)
Total shareholders’ equity	61,460	60,681
Total liabilities and shareholders’ equity	$1,003,344	$1,038,311

(1) Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Revenues:
Premiums, net	$2,094	$1,701
Earned insurance charges	7,680	7,927
Net investment income	7,642	7,280
Net realized investment gains (losses)	(213)	1
Other	2,564	1,234
Total revenues	19,767	18,143

Benefits and expenses:
Policyholder benefits and expenses	8,250	4,862
Interest expense on contractholders deposit funds	4,432	4,475
Amortization of deferred policy acquisition costs	525	307
Amortization of present value of future profits of acquired business	262	242
Operating expenses	3,959	5,400
Interest expense	372	364
Total benefits and expenses	17,800	15,650

Income from continuing operations before income taxes	1,967	2,493
Income tax expense	380	882
Income from continuing operations	1,587	1,611
Loss from discontinued operations, net of taxes	-	(316)
Net income	$1,587	$1,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net Income Per Share:

Basic:
Weighted average common shares outstanding	10,278,683	9,855,611

Basic earnings per share:

Income from continuing operations	$0.15	$0.16

Discontinued operations	-	(0.03)
Net income per share	$0.15	$0.13

Diluted:
Weighted average common shares and dilutive common stock outstanding	10,278,683	9,855,611

Diluted earnings per share:

Income from continuing operations	$0.15	$0.16

Discontinued operations	-	(0.03)
Net income per share	$0.15	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Revenues:
Premiums, net	$6,414	$4,280
Earned insurance charges	22,921	23,900
Net investment income	23,674	21,832
Net realized investment gains (losses)	(108)	505
Other	5,928	3,308
Total revenues	58,829	53,825

Benefits and expenses:
Policyholder benefits and expenses	23,953	19,793
Interest expense on contractholders deposit funds	12,809	13,480
Amortization of deferred policy acquisition costs	1,459	764
Amortization of present value of future profits of acquired business	770	781
Operating expenses	15,889	15,493
Interest expense	1,097	1,042
Total benefits and expenses	55,977	51,353

Income from continuing operations before income taxes	2,852	2,472
Income tax expense	646	1,070
Income from continuing operations	2,206	1,402
Loss from discontinued operations, net of taxes	-	(152)
Net income	$2,206	$1,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net Income Per Share:

Basic:
Weighted average common shares outstanding	10,233,882	9,855,779

Basic earnings per share:

Income from continuing operations	$0.22	$0.14

Discontinued operations	-	(0.01)
Net income per share	$0.22	$0.13

Diluted:
Weighted average common shares and dilutive common stock outstanding	10,233,882	9,855,779

Diluted earnings per share:

Income from continuing operations	$0.22	$0.14

Discontinued operations	-	(0.01)
Net income per share	$0.22	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Continuing Operations:	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,206	$1,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	152
Amortization of deferred policy acquisition costs	1,459	764
Amortization of present value of future profits of acquired business	770	781
Share-based compensation expense	272	-
Net realized loss (gains) on investments	108	(505)
Depreciation	260	341
Decrease (increase) in accrued investment income	161	(174)
Increase in agent advances and other receivables	(2,970)	(8,785)
Decrease in reinsurance receivables	1,756	5,763
(Increase) decrease in due premiums	(19)	4
Increase in deferred policy acquisition costs	(3,336)	(1,250)
Increase in other assets	(227)	(85)
Increase (decrease) in policy liabilities and accruals	3,522	(6,505)
(Decrease) increase in other liabilities	(14,189)	13,290
Increase in deferred federal income taxes	437	458
Other, net	(1,567)	4,585
Net cash provided by (used in) operating activities	(11,357)	10,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(74,191)	(55,676)
Proceeds from sales and maturities of fixed maturities	80,055	37,344
Proceeds from sales of invested real estate	-	646
Net change in short-term investments	7,473	(9,681)
Net decrease in policy loans	1,792	2,198
Purchase of property and equipment	(6)	(33)
Net cash provided by (used in) investing activities	15,123	(25,202)

		(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractholder fund deposits	$17,508	$21,851
Contractholder fund withdrawals	(43,250)	(40,813)
Net cash used in financing activities	(25,742)	(18,962)

Net decrease in cash	(21,976)	(34,080)

Cash and cash equivalents, beginning of year	55,603	36,906

Cash and cash equivalents, end of period	$33,627	$2,826

Discontinued Operations:

Net cash used in operating activities of discontinued operations	$-	$(16,233)

Net cash used in investing activities of discontinued operations	-	(5,179)

Net cash used in financing activities of discontinued operations	-	(696)

Decrease in cash and cash equivalents	-	(22,108)

Cash and cash equivalents at beginning of year	-	26,675
Cash and cash equivalents at end of period	$-	$4,567

Supplemental Cash Flow Disclosures:
Income taxes refunded	$-	$1,227

Interest paid	$1,084	$1,026

Supplemental Schedule of Noncash Financing Activities:
Treasury stock distributions	$526	$174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2007, its consolidated results of operations for the three months and nine months ended September 30, 2007 and 2006, and its consolidated cash flows for the nine months ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance.  The December 31, 2006 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC (“2006 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

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

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have a material impact on the Company’s condensed consolidated financial statements.

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

2.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2006 to September 30, 2007:

	Net Unrealized	Net Unrealized		Total
	Appreciation	Gain (Loss) on		Accumulated
	(Depreciation)	Fixed Maturities		Other
	of Equity	Available for	Pension	Comprehensive
	Securities	Sale	Adjustments	Income (Loss)
	(In thousands)

Balance at December 31, 2006	$2,159	$(7,676)	$(4,069)	$(9,586)
Current Period Change	(429)	(751)	142	(1,038)
Balance at September 30, 2007	$1,730	$(8,427)	$(3,927)	$(10,624)

The comprehensive income (loss) for the three and nine months ending September 30, 2007 and 2006 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Net income	$1,587	$1,295	$2,206	$1,250
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	3,938	7,820	(1,072)	(2,971)
Reclassification adjustments for gains (losses) included in net income	(213)	1	(108)	(9)
Change in pension liability	70	175	142	175
Total other comprehensive income (loss)	3,795	7,996	(1,038)	(2,805)

Comprehensive income (loss)	$5,382	$9,291	$1,168	$(1,555)

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

In connection with the sale of Family Life, Investors Life entered into a coinsurance agreement with Family Life pursuant to which Investors Life will cede to Family Life (a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of mortgage protection term policies written by the Family Sales Division during the five-year period beginning April 1, 2007 and ending March 31, 2012. Such business will be administered by Investors Life, and Investors Life will receive allowances for its expenses on the portion of the business that is ceded. Accordingly, the Company accrued a deferred revenue liability of $1.4 million in conjunction with recording the sale of Family Life, equal to the estimated net present value of future profits expected to be ceded to Manhattan Life. The $1.4 million liability reflected the estimated portion of the $28.0 million sales price of Family Life that was paid by Manhattan Life for the value of the coinsurance agreement.  Costs associated with the Family Life agents while affiliated with Family Life, much of which were capitalized and amortized as deferred policy acquisition costs, are included in discontinued operations.

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

Effective with the beginning of the fourth quarter of 2007, the Company made the decision to cease sales of mortgage protection term products.  The marketing focus for the Company will be on its final expense insurance products.  The Company expects this market niche will be a better long term strategic fit based on competitive and profitability factors of its existing product portfolio.

A resulting impact of this decision is the accounting implications for the previously described deferred revenue liability recorded in conjunction with the Family Life coinsurance agreement.  As the Company will no longer sell any mortgage term products subject to the coinsurance agreement, the Company recognized $1.3 million of the deferred revenue liability in the quarter ended September 30, 2007.  This amount was reflected in other income in the accompanying condensed consolidated statement of operations.  The remaining $100,000 of the original liability balance relates to policies sold and recorded in the period from April 1, 2007 through September 30, 2007 which were subject to the coinsurance agreement.  This amount will be amortized to income in future periods over the lives of these policies.  No significant amortization has been recognized through September 30, 2007.

Index

4.	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands except per share data)

Numerator:
Income from continuing operations	$1,587	$1,611	$2,206	$1,402

Denominator:
Weighted average common shares outstanding:

Basic	10,278,683	9,855,611	10,233,882	9,855,779

Common stock options	-	-	-	-

Diluted	10,278,683	9,855,611	10,233,882	9,855,779

Per share:
Basic	$0.15	$0.16	$0.22	$0.14
Diluted	$0.15	$0.16	$0.22	$0.14

5.	Investments

The Company’s fixed maturity securities reflect gross unrealized losses of $18.2 million as of September 30, 2007.  Approximately 96% of the unrealized losses are related to investment grade securities.  The Company believes these unrealized losses are primarily related to increases in market interest rates.

Investments in fixed maturities in an unrealized loss position are detailed by Standard & Poor’s credit rating as follows:

	September 30, 2007		December 31, 2006

		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)

AAA	$164,900	$(10,725)	$194,308	$(10,182)
AA	48,040	(507)	44,657	(885)
A	169,762	(4,631)	138,738	(3,688)
BBB	43,321	(1,572)	40,681	(1,319)
BB and other below investment grade	18,871	(726)	17,296	(822)

	$444,894	$(18,161)	$435,680	$(16,896)

Index

As part of the Company’s ongoing investment review, the Company has reviewed its fixed maturities and equity securities investment portfolio and concluded that there were no additional other-than-temporary impairments as of September 30, 2007 and December 31, 2006. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on these investments at September 30, 2007 and December 31, 2006 were temporary.

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

Index

The pension costs for the Family Life Pension Plan include the following components at September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Service cost for benefits earned during the period	$-	$-	$-	$-
Interest cost on projected benefit obligation	104	110	312	328
Expected return on plan assets	(106)	(102)	(319)	(306)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized losses	17	23	50	70
Recognition of net loss due to settlement	-	296	-	296

Net periodic benefit cost	$15	$327	$43	$388

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

The pension (benefit) cost for the ILCO Pension Plan include the following components at September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Service cost for benefits earned during the period	$-	$4	$-	$11
Interest cost on projected benefit obligation	267	262	802	786
Expected return on plan assets	(373)	(350)	(1,120)	(1,050)
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized losses	19	46	58	138
Recognition of net loss due to settlement	-	-	-	-

Net periodic benefit	$(87)	$(38)	$(260)	$(115)

Index

7.	Stock-Based Compensation

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

The Company recognized compensation expense of $272,000, and a related tax benefit of $0, for the nine month period ended September 30, 2007 related to the vested portion of the options.

The fair value of the option awards were estimated on the date of grant using a Black-Scholes option pricing model. Significant assumptions used in the calculation of fair value for each option award in the period ended September 30, 2007 are as follows:

	2004 Incentive Stock Plan	Option Plan for Non-Employee Directors

Expected term of options	6 years to 6.25 years	6 years
Expected volatility:
Range	22.5% to 23.7%	22.3% to 22.5%
Weighted Average	22.9%	22.4%
Expected dividends	-	-
Risk free rate:
Range	3.4% to 4.7%	4.3% to 4.9%
Weighted Average	4.0%	4.6%

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

Index

Summary information regarding the 2004 Incentive Stock Plan is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2007	-	-	-
Plan implementation	500,000
Shares awarded under separation agreement	(60,000)
Stock options:
Awarded	(50,000)	50,000	$8.84
Exercised	-	-	-
Forfeited	-	-	-
Cancelled/expired	-	-	-

Balance at September 30, 2007	390,000	50,000	$8.84	10	$-

Exercisable at September 30, 2007		25,000	$8.84	10	$-

The weighted-average grant-date fair value of options granted under the 2004 Incentive Stock Plan during 2007 was $8.84.

In connection with the election of Mr. J. Bruce Boisture as Chief Executive Officer and President of FIC in January 2004, the Board of Directors granted Mr. Boisture an option to purchase 150,000 shares of FIC common stock, at a per share price of $14.00. The grant was conditioned upon the approval by the shareholders of FIC of the 2004 Incentive Stock Plan, pursuant to which the grant would be made.  In connection with the resignation of Mr. Boisture in November 2005, this grant was cancelled and, under the terms of his Separation Agreement, FIC agreed to issue 60,000 shares of its common stock to Mr. Boisture on or before June 30, 2007, provided that the Incentive Stock Plan was approved by the shareholders of FIC. In the event such approval had not been obtained by June 30, 2007, Mr. Boisture would have received a cash payment of $465,000, less applicable tax withholding.  The Company’s annual meeting of shareholders was held on June 29, 2007 at which time the shareholders of the Company approved the 2004 Incentive Stock Plan. Accordingly, at June 30, 2007 FIC reserved 60,000 shares out of the 2004 Incentive Stock Plan related to this agreement. The Company completed the transaction and disbursed the shares in the third quarter of 2007. Compensation cost of $465,000 related to this Separation Agreement was accrued in the Company’s financial statements at December 31, 2005. Based on the closing share price upon shareholder approval of the 2004 Incentive Stock Plan on June 29, 2007, the Company reduced this accrual to $354,000 in the second quarter 2007. In accordance with SFAS No. 128 “Earnings Per Share”, these shares were deemed to no longer be contingently issuable shares as of June 30, 2007 since there were no circumstances under which the shares would not be issued, and accordingly the 60,000 shares were considered outstanding and reflected in the calculation of basic earnings per share for the period ended June 30, 2007.

Index

Summary information regarding the Stock Option Plan For Non-Employee Directors is as follows:

	Shares Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2007	-	-	-
Plan implementation	400,000
Stock options:
Awarded	(200,000)	200,000	$5.89
Exercised	-	-	-
Forfeited	-	-	-
Cancelled/expired	-	-	-

Balance at September 30, 2007	200,000	200,000	$5.89	10	$-

Exercisable at September 30, 2007		-	$5.89	10	$-

The weighted-average grant-date fair value of options granted under the Stock Option Plan for Non-Employee Directors during 2007 was $5.89.

8.	Separate Accounts

The Company’s insurance subsidiary, Investors Life, had $351.7 million of separate account assets as of September 30, 2007 (not including the value of the Company’s own investment in one of the accounts), as compared to $351.0 million at the end of 2006. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The Company expects the recapture of this previously reinsured business, which increased revenues in 2006, to continue to increase revenues in 2007. However, as this is a closed block of business, the revenues are expected to decrease as the policies in force decline.

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

Prior to a hearing on FIC’s Motion for Summary Judgment, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned. The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order requiring among other things that FIC hold an annual shareholders meeting for the election of directors on January 16, 2007, but stating that if a quorum was not present on that date, FIC would not be required to hold an annual meeting of shareholders at any time before July 17, 2007. The Company made arrangements for, and was prepared to hold, an annual meeting of shareholders on January 16, 2007, as required by the Court’s order, but the Company was again unable to hold the meeting on the appointed date because no quorum was present. The Company subsequently filed its 2006 Form 10-K on May 31, 2007 with the SEC and held an annual meeting of shareholders on June 29, 2007. No further action has been taken by Mr. Porter, whose suit remains pending.

The Company’s attorneys have filed an amended motion for summary judgment seeking a final judgment of dismissal of this proceeding; the motion is set for hearing in late November 2007.

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

Index

Deposition discovery with respect to both the case filed by Equita and M&W, and the claims in intervention asserted by Family Life and Investors Life, began in October of 2006.

The Company recently reached and consummated a compromise settlement with Equita and M&W, under the terms of which Equita and M&W, on the one hand, and the Company and Investors Life, on the other hand, exchanged mutual releases and dismissed all claims between them.  As part of that compromise settlement, the Company paid Equita $250,000 on October 25, 2007.  The litigation between Equita and M&W, on the one hand, and Family Life—which has been sold and no longer is a subsidiary of the Company—remains pending.

The Company accrued a $250,000 liability as of June 30, 2007 for the probable settlement of this suit.  The accrual for this loss was reflected as an operating expense in the 2007 second quarter condensed consolidated statement of operations.  The final negotiated settlement of $250,000 was subsequently paid on October 25, 2007.

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

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Financial Industries Corporation (“FIC” or the “Company”) is a holding company engaged primarily in the life insurance business through its ownership of Investors Life Insurance Company of North America (“Investors Life”).  The Company markets and sells life insurance products through agents of Investors Life. Until December 29, 2006, the Company also marketed and sold life insurance products through another insurance subsidiary, Family Life Insurance Company, which was sold at the end of 2006 (see Note 3 in the accompanying condensed consolidated financial statements).

Investors Life administers an existing portfolio of individual life insurance and annuity policies and is licensed to sell individual life insurance and annuity products in 49 states (not licensed in New York), the District of Columbia, and the U.S. Virgin Islands. These products are marketed through independent, non-exclusive general agents.  The Company is not currently marketing annuity products.

In 2005, Investors Life introduced a new final expense whole life product designed to compete in the 50 to 85 year-old population market.  This product is a simplified issue product which has allowed Investors Life to enter into the niche senior market.  Investors Life also sells mortgage protection term insurance products.  However, as previously disclosed in Note 3, effective with the beginning of the fourth quarter of 2007, the Company made the decision to cease sales of mortgage protection term products.  The marketing focus for the Company will be on its final expense insurance products.

Products underwritten by Investors Life also include a universal life insurance plan. Universal life insurance provides death benefit protection with flexible premium and coverage features, and the crediting of interest on cash values, at company-declared current interest rates. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the dates of payments and frequency of payments.

Investors Life also sponsors separate account business. This business includes (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts.

In addition to sales of it own insurance products, through its affiliate, ILG Sales Corporation, Investors Life operates a distribution system for the products of third-party life insurance companies. The marketing arrangement makes available, to appointed agents of Investors Life, types of life insurance and annuity products not currently being offered by Investors Life. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company’s appointed agents receive commissions on the sales of these products and the Company’s marketing subsidiary, ILG Sales Corporation, receives an override commission.

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of September 30, 2007, compared with December 31, 2006, and its results of operations for the three and nine month periods ended September 30, 2007, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2006, to which the reader is directed for additional information.

Results of Operations – Three Months Ended September 30, 2007 and 2006

For the three-month period ended September 30, 2007, FIC’s net income was $1,587,000 (basic and diluted income of $0.15 per common share) compared to net income of $1,295,000 (basic and diluted income of $0.13 per common share) for the comparable 2006 period. However, in analyzing the Company’s results of operations, a separation of results between continuing and discontinued operations provides a more meaningful view.  As previously described in Note 3 in the accompanying condensed consolidated financial statements, the Company sold Family Life on December 29, 2006, resulting in a loss from discontinued operations.  Included in net income for the third quarter of 2006 is loss from discontinued operations, net of taxes, of $316,000.  Income from continuing operations totaled $1,587,000 for the three months ended September 30, 2007, while income from continuing operations totaled $1,611,000 for the comparable 2006 period.

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

Index

In 2007, FIC’s net income was affected by the following significant items as compared to 2006 amounts:

•	Increase in premiums earned of $393,000 due primarily to increases in sales of final expense whole life insurance and mortgage protection term insurance products;
•	Increase in net investment income of $362,000 primarily due to improved investment yields;
•	Increase in other revenues primarily due to the recognition of $1.3 million of deferred revenue related to the Company’s coinsurance agreement with Family Life;
•
Increase in policyholder benefits and expenses of $3.4 million primarily from increases in traditional policy reserve expenses resulting from the higher traditional premium production and an increase in death benefits of $2.2 million;

•
Decrease in earned insurance charges of $247,000 partially offset by a decrease in interest expense on contractholders deposit funds of $43,000, both due primarily to the general runoff of the Company’s universal life insurance and annuity business;

•	Increase in amortization of deferred policy acquisition costs of $218,000, primarily due to increases in sales of final expense whole life insurance and mortgage protection term insurance products;
•	Decrease in operating expenses of $1.4 million primarily due to lower audit and other consulting fees, along with lower compensation expenses;
•	Decrease in income tax expense of $502,000, largely impacted by the change in the valuation allowance for the 2007 third quarter as compared to 2006.

Results of Operations – Nine Months Ended September 30, 2007 and 2006

For the nine-month period ended September 30, 2007, FIC’s net income was $2,206,000 (basic and diluted income of $0.22 per common share) on revenues of $58.8 million as compared to net income of $1,250,000 (basic and diluted income of $.13 per common share) on revenues of $53.8 million in the first nine months of 2006. Included in the net income for the first nine months of 2006 is a loss from discontinued operations, net of taxes, of $152,000. Income from continuing operations totaled $2,206,000 for the nine months ended September 30, 2007, while income from continuing operations totaled $1,402,000 for the comparable 2006 period.

In 2007, FIC’s net income was affected by the following:

•	Increase in premiums earned of $2.1 million due primarily to increases in sales of final expense whole life insurance and mortgage protection term insurance products;
•	Increase in net investment income of $1.8 million primarily due to dividend income received on investments in equity securities, along with some improvement in investment yields;
•
Increase in other revenues of $2.6 million due primarily to (1) additional fees earned on separate accounts, (2) fees earned for services performed under an administrative services agreement with Family Life, and (3) recognition of deferred revenue related to the Company’s coinsurance agreement with Family Life;

•	Decrease in net realized investment gains of $613,000 primarily due to realized gains in 2006 from the sale of the Company’s remaining real estate properties classified as held for sale;
•
Increase in policyholder benefits and expenses of $4.2 million primarily from significantly higher death benefits, along with increases in traditional policy reserve expenses resulting from the higher traditional premium production;

•
Decrease in earned insurance charges of $979,000 partially offset by a decrease in interest expense on contractholders deposit funds of $671,000, both due primarily to the general runoff of the Company’s universal life insurance and annuity business;

•	Increase in amortization of deferred policy acquisition costs of $695,000, primarily due to increases in sales of final expense whole life insurance and mortgage protection term insurance products;
•
Increase in operating expenses of $396,000 primarily due to higher audit, other consulting, and legal fees, as well as for the recognition of compensation expense of $272,000 related to the vested portion of options as previously discussed in Note 7.

The above described items need to be taken into consideration in drawing comparisons between the operating results for the nine months ended September 30, 2007 and 2006.

Index

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first nine months of 2007, net of reinsurance ceded, were $6.4 million, as compared to $4.3 million in the first nine months of 2006. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiary for both first year and renewal premiums. The increase in premiums is primarily due to increases in sales of final expense whole life insurance and mortgage protection term insurance products, along with decreases in reinsurance premium expenses.

In accordance with GAAP, deposits received in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in the condensed consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue.  For the nine months ended September 30, 2007 and 2006, annuity deposits and UL premiums totaled $17.5 million and $21.9 million, respectively.

The decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Although the Company is focusing on reversing these trends on an overall basis, management has de-emphasized the sale of annuity and UL products since 2004 due primarily to the interest-rate environment and certain design features of FIC’s current annuity products. Most of the Company’s marketing efforts have been focused on the sale of traditional life insurance products, such as mortgage protection term insurance and final expense whole life insurance. In fact, effective with the fourth quarter of 2007, the Company is focusing primarily on the sale of final expense whole life insurance.  Liabilities for contractholder funds have declined from $453.7 million at December 31, 2006 to $431.1 million at September 30, 2007.

Earned insurance charges totaled $22.9 million for the first nine months of 2007, compared to $23.9 million for the same period of 2006.  These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges.  The decrease in earned insurance charges from 2006 to 2007 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.  The Company is currently not marketing annuities and UL marketing efforts and sales are minimal.

Net investment income for the first nine months of 2007 was $23.7 million as compared to $21.8 million for the same period of 2006. The higher net investment income in 2007 versus 2006 was primarily attributable to an increase in dividend income earned on the Company’s investments in equity securities totaling $772,000.  Dividend income earned on the equity securities totaled $969,000 for the first nine months of 2007 as compared to $197,000 for the comparable 2006 period.  The remaining increase in net investment income is primarily due to improved investment yields.

Net realized investment losses were $108,000 in the first nine months of 2007, as compared to $505,000 of net realized gains in the first nine months of 2006.  The realized losses for 2007 were primarily from the tender of a fixed maturity security in the third quarter resulting in a loss of $305,000, partially offset by gains on sales of three other securities throughout the previous nine months.  The realized gains for 2006 were from the sale of the Company’s remaining real estate properties classified as held for sale.

Other revenues totaled $5.9 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively.  Other income for 2006 includes $573,000 of interest income received in the second quarter of 2006 on federal income tax refunds related to prior year amended returns. The significant increase in other revenues in 2007 is partially due to fees earned related to the Company’s separate accounts and recognition of deferred revenue related to the Company’s coinsurance agreement with Family Life.  As previously described in Note 8 of the accompanying condensed consolidated financial statements, effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business.  The recapture of this previously reinsured separate accounts business increased other revenues in 2007 by approximately $995,000 as compared with the corresponding period of 2006.

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

Index

Other revenues for 2007 were also impacted by the recognition of $1.3 million of deferred revenue related to the Company’s coinsurance agreement with Family Life.  As described in more detail in Note 3 of the accompanying condensed consolidated financial statements, in connection with the sale of Family Life, Investors Life entered into a coinsurance agreement with Family Life pursuant to which it will cede to Family Life (a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of mortgage protection term policies written by the Family Sales Division during the five-year period beginning April 1, 2007 and ending March 31, 2012. Such business will be administered by Investors Life, and Investors Life will receive allowances for its expenses on the portion of the business that is ceded. Accordingly, the Company accrued a deferred revenue liability of $1.4 million in conjunction with recording the sale of Family Life, equal to the estimated net present value of future profits expected to be ceded to Manhattan Life.   The $1.4 million liability reflected the estimated portion of the $28 million sales price of Family Life that was paid by Manhattan Life for the value of the coinsurance agreement.

Effective with the beginning of the fourth quarter of 2007, the Company made the decision to cease sales of mortgage protection term products.  The marketing focus for the Company will be on its final expense insurance products.  The Company expects this market niche will be a better long term strategic fit based on competitive and profitability factors of its existing product portfolio.

A resulting impact of this decision is the accounting implications for the previously described deferred revenue liability.  As the Company will no longer sell any mortgage term products subject to the coinsurance agreement, the Company recognized $1.3 million of the deferred revenue liability in the quarter ended September 30, 2007.  This amount was reflected in other revenues.  The remaining $100,000 of the original liability balance relates to policies sold and recorded in the period from April 1, 2007 through September 30, 2007 which were subject to the coinsurance agreement.  This amount will be amortized to income in future periods over the lives of these policies.  No significant amortization has been recognized through September 30, 2007.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $24.0 million in the first nine months of 2007, as compared to $19.8 million in the first nine months of 2006. The higher policyholder benefits and expenses in 2007 versus 2006 were primarily attributable to significantly higher death benefits.  However, the increase in traditional premium revenues for 2007 also caused a corresponding increase in traditional policy reserve expenses.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $12.8 million in the first nine months of 2007, as compared to $13.5 million in the same period of the year 2006.  As discussed previously, the decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and consequently the decrease in interest expense in 2007 is primarily attributable to this overall reduction in the level of contractholder deposit funds.

The level of market interest rates can affect the interest spread which is the difference in the Company’s investment portfolio rate and the interest rates credited on policyholder contracts for universal life insurance and annuities. The Company responded to lower market rates in 2004 and 2005 by lowering many of the credited rates on its policies in these periods. However, universal life insurance and annuity policies have contractual minimum guaranteed rates and credited rates cannot be lower than such minimums. Because many of the Company’s policies have minimum guaranteed rates of 4.0%, the market interest rate environment in prior periods put pressure on the Company’s interest spread. Market rate increases subsequent to 2005 have improved the Company’s interest spread.

Amortization of deferred policy acquisition costs (DAC) for the first nine months of 2007 was $1,459,000, as compared to $764,000 for the same period in 2006.  These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs.  For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period. The increase in amortization in 2007 from the comparable 2006 period is primarily due to the increased sales of traditional business by Investors Life since the third quarter of 2006 and the amortization relating to the DAC capitalized on these sales.

Present value of future profits of acquired business (PVFP) is amortized in a similar manner as DAC, as previously described, for acquired traditional and interest sensitive business. Amortization of PVFP totaled $770,000 and $781,000 for the nine months ended September 30, 2007 and 2006, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Index

Operating expenses for the first nine months of 2007 were $15.9 million, as compared to $15.5 million in the first nine months of 2006. The Company has implemented many cost reduction measures in 2004 and 2005, as well as 2006, and this continues to be a critical focus for the Company.  However, audit, actuarial, accounting and other consulting and legal expenses continued to represent a significant component of operating expenses as the Company completed its delinquent SEC filings with the filing of Form 10-Q for the period ended March 31, 2007.  These fees totaled $5.4 million and $4.9 million for the nine months ended September 30, 2007 and 2006, respectively. As the Company is now current with its SEC filing requirements, significant reductions are anticipated going forward in these audit, actuarial, accounting and consulting expenses. The Company has, in fact, already experienced significant reductions in these fees in the third quarter of 2007, as previously noted in discussion of operating results for the three months ended September 30, 2007.  Additionally, as previously described in Note 7 – Stock-Based Compensation - the Company recognized compensation expense of $272,000 for the nine month period ended September 30, 2007 related to the vested portion of the options.

Interest expense was $1.1 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”).  The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. The higher interest expense in 2007 is a direct result of the increase in the LIBOR rate. Interest expense for the nine months ended September 30, 2007 and 2006 reflects an average annual interest rate of approximately 9.8% and 9.3%, respectively.

Taxes

The provision for income taxes of $646,000 on income from continuing operations reflects an effective tax rate of 22.7% for the nine months ended September 30, 2007.  The provision for federal income taxes of $1,070,000 on income from continuing operations reflects an effective tax rate of 43.3% for the nine months ended September 30, 2006. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company is due to changes in the valuation allowance for deferred tax assets generated by its non-life insurance entities. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

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

As of September 30, 2006, Investors Life held $15.4 million of notes receivable from FIC that represented the remaining indebtedness related to the Family Life acquisition.  Although this intercompany indebtedness was eliminated on FIC’s consolidated balance sheets, it created a debt service requirement at the holding company level. These notes were paid off by FIC on December 29, 2006 using proceeds from the sale of Family Life.

At the holding company level, FIC’s principal current ongoing liquidity demands relate to debt service on $15 million of senior notes that it issued in May 2003.  These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2% (which yielded an average rate of approximately 9.8% for the first nine months of  2007). The principal amount of the notes must be repaid in a single payment in 2033.

Index

In addition to debt service, the holding company must pay its expenses in connection with Board of Directors fees, insurance costs, corporate overhead, certain audit and accounting fees, and legal and consulting expenses as incurred. The holding company has not paid any dividends to its shareholders since 2003, and management does not anticipate the payment of such dividends in the near future.

The ability of Investors Life to pay dividends to FIC and meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Investors Life can pay such dividends by (a) including the “greater of” standard for payment of dividends to shareholders and (b) requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of” standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the policyholder surplus or (ii) the insurer’s statutory net gain from operations for the previous year. Pursuant to statutory limitations, the maximum dividend payment which could be made in 2007, without prior approval by the Texas Department of Insurance, is $5,540,000. Investors Life did not make any dividend payments to its parent company in 2006, or for the period ended September 30, 2007.

In June 2004, FIC, with the approval of the Texas Department of Insurance, created FIC Insurance Services, L.P., a service company subsidiary, and transferred to it many of the administrative functions of the insurance companies. The new service company charges Investors Life a monthly service fee that is calculated using a formula based on policies under management, new policies issued, managed assets, and other factors. Profits earned by the service company are paid as dividends to the holding company, providing an additional source of liquidity at the holding company level. Profits earned by the service company have decreased in 2007, as fees have declined due to the sale of Family Life on December 29, 2006.  This agreement with the service company was terminated by Family Life upon the sale of Family Life to The Manhattan Life Insurance Company.  Additionally, the Company amended the service agreement in October 2007 at the request of the Texas Department of Insurance.  Under the revised terms of the agreement, the fees charged to Investors Life will be limited to actual costs incurred.  This will effectively negate the ability to generate future profits, except from non-related external sources, which will limit future dividend capabilities of the service company.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of September 30, 2007 were $431.1 million, compared to $453.7 million at December 31, 2006. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At September 30, 2007, the bulk of the liabilities for contractholder deposit funds on FIC’s condensed consolidated balance sheet, $302.7 million, represented insurance products, as compared to $128.4 million of annuity product liabilities.

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

Cash and cash equivalents at September 30, 2007 were approximately $33.6 million compared to $55.6 million at December 31, 2006. The $22.0 million decrease in cash and cash equivalents at September 30, 2007 from December 31, 2006 was due primarily to cash flows used in financing activities, and to decreases in other liabilities.

Index

Net cash used in operating activities was $11.4 million for the nine month period ended September 30, 2007, compared to $10.1 million provided by operating activities for the same period of 2006. The predominant changes in net cash used in operating activities between 2007 and 2006 are due to payments of $15.2 million in the first quarter of 2007 for amounts due for unsettled transactions for purchased securities and decreases in other liabilities.

Net cash provided by investing activities was $15.1 million for the nine month period ended September 30, 2007, compared to net cash used in investing activities totaling $25.2 million for the same period of 2006. The significant decrease in cash used in investing activities was due primarily to higher levels of sales and maturities of fixed maturity securities in 2007 totaling $80.1 million versus $37.3 million for the comparable 2006 period.  Additionally, purchases of fixed maturity securities totaled $74.2 million in 2007 compared to $55.7 million in 2006.

Net cash used in financing activities was $25.7 million in the first nine months of 2007, compared to $19.0 million in the first nine months of 2006. The components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies.  For the nine months ended September 30, 2007 and 2006, contractholder fund withdrawals exceeded deposits resulting in the net cash used in financing activities. While contractholder fund deposits totaled $17.5 million, contractholder fund withdrawals were $43.3 million in the first nine months of 2007. The increased net withdrawals in 2007 compared to 2006 is due to a decline in deposits in 2007 from 2006 of $4.3 million, coupled with an increase in withdrawals of $2.4 million for the same period.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements.

Financial Condition

During the nine months ended September 30, 2007, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) increased by $779,000.  Changes resulting in the increase to shareholders’ equity are detailed as follow:

•	Net income for the period of $2,206,000.

•	Reduction to beginning retained earnings of $1,186,000 for the implementation of FIN 48 related to income taxes as described in Note 1 to the accompanying condensed consolidated financial statements.

•	Combined net increase of $797,000 in additional paid-in capital and common treasury stock for items as detailed below:

o	$272,000 related to the issuance of stock options during the first nine months of 2007 as described in Note 7 to the accompanying condensed consolidated financial statements.

o	$354,000 for common shares issued to Mr. Boisture as described in Note 7 to the accompanying condensed consolidated financial statements.

o	$171,000 for common shares issued in lieu of cash for portions of Company Board of Directors fees.

•	Net increase in accumulated other comprehensive loss of $1,038,000 for items as detailed below:

o	Increase in net unrealized losses on fixed maturities available for sale of $751,000.

o	Decrease in appreciation of investments in equity securities of $429,000.

o	Decrease in pension liability of $142,000.

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

Index

Over the past several years, the Company has decreased its investment in mortgage-backed securities (including asset-backed securities) significantly. This trend continued into 2006 and 2007. Expressed as a percentage of its total investment in fixed maturities, these ratios were 22.0% and 20.5% at December 31, 2006 and September 30, 2007 respectively.  Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid.  FIC’s insurance subsidiary has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds.  These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

The Company’s investment portfolio does not have significant exposure to the subprime mortgage market.  The portfolio holds $3.9 million par value of home-equity loan asset-backed securities.  The securities have Standard & Poor’s ratings of AAA, were purchased in early 2003, and are comprised of loans originated in 2002.  The performance of the underlying collateral, pools of fixed-rate mortgage loans, has been satisfactory and the loans have paid down to under 50% of original par value. As of September 30, 2007 the aggregate unrealized loss on these bonds is approximately $52,000, which management believes can be primarily attributed to increases in market interest rates.

During the first nine months of 2007, net unrealized losses on fixed maturities available for sale increased $1.3 million, prior to the effects of DAC and deferred taxes.  The increase in unrealized losses was primarily related to increases in market interest rates.  While interest rates have fluctuated rather significantly during 2007, the market interest rates at September 30, 2007 are now once again very comparable with rates at year end 2006.

The Company’s general investment philosophy is to hold fixed maturities for long-term investment.  Accordingly, the Company has the ability and intent to hold securities to maturity or until they recover in value.  The Company does not currently anticipate the need to sell securities in unrealized loss positions for liquidity purposes.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life Insurance Company of North America (“Investors Life”). As of September 30, 2007, the market value of FIC’s equity securities was $10,124,000, compared to $9,805,000 at December 31, 2006. The Company also received dividend income totaling $969,000 in the first nine months of 2007 related to these equity investments.

Agency advances and other receivables were $3.9 million and $929,000 at September 30, 2007 and December 31, 2006, respectively.  The increase was primarily related to the implementation of FIN 48 as described in Note 1 to the accompanying condensed consolidated financial statements.  Liabilities for unrecognized tax benefits, previously recorded as a reduction to current tax receivables, were reclassified and reported as other liabilities at March 31, 2007 in accordance with the new reporting requirements of FIN 48.

Investors Life had $351.7 million of separate account assets as of September 30, 2007 (not including the value of the Company’s own investment in one of the accounts), as compared to $351.0 million at the end of 2006. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. The Company expects the recapture of this previously reinsured business, which increased revenues in 2006, to continue to increase revenues in 2007. However, as this is a closed block of business, the revenues are expected to decrease as the policies in force decline. Investors Life is not marketing new separate account annuity contracts. Previously, the investment annuity business was reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business.

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $547.2 million at September 30, 2007, compared to $570.8 million at December 31, 2006. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

Index

Other liabilities, which totaled $19.8 million at September 30, 2007, compared to $34.0 million at December 31, 2006, consist primarily of accrued expenses, policyholder suspense liabilities, pension plan liabilities, amounts due on unsettled security transactions, and amounts held as agent or trustee. The decrease in other liabilities is partially due to amounts due for unsettled transactions for purchased securities. There were no amounts due for unsettled transactions at September 30, 2007, compared to a balance of $15.2 million at December 31, 2006.  This decrease from unsettled transactions was partially offset by the reporting of a liability for unrecognized tax benefits totaling $5.5 million resulting from the implementation of FIN 48 as disclosed in Note 1 to the accompanying condensed consolidated financial statements.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 6.1% at September 30, 2007, compared to 5.8% at December 31, 2006. The inclusion of separate account assets (which are not relevant for this purpose) reduced the ratio of shareholders’ equity to total assets by 3.3% and 3.0% at September 30, 2007 and December 31, 2006, respectively. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities and to fund growth at currently planned levels.

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

Index

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model.  The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.  For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $26.9 million at September 30, 2007 and $26.1 million at December 31, 2006. For purposes of the foregoing estimate, fixed maturity investments were taken into account. The fair value of such assets was $513.0 million at September 30, 2007 and $521.0 million at December 31, 2006.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset-backed securities). The market value of such securities was $100.0 million at September 30, 2007 and $106.3 million at December 31, 2006.  Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $8.6 million at September 30, 2007 and $8.6 million at December 31, 2006.

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company's disclosure controls and procedures as of September 30, 2007.  Based on its evaluation and the identification of material weaknesses in internal control over financial reporting described below, FIC's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, FIC's disclosure controls and procedures were ineffective.

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

Index

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

In the  third quarter of 2007, the Company further enhanced the segregation of duties within the general ledger application for accounts payable and vendor file master functions with the September 2007 upgrade of the Sungard EAS General Ledger System to the most current version.  Effective October 15, 2007, the Company hired an experienced Internal Controls Coordinator who will be responsible for independently monitoring and testing the Company’s internal controls.  The Company established additional controls to ensure accurate computation of reinsurance premiums and has been monitoring all existing controls to ensure they are performed as designed.  The Company also took action to improve its control environment by establishing and implementing a training program to periodically and continuously educate employees on internal controls.

For the fourth quarter of 2007, the Company intends to complete its work regarding the re-examination and re-engineering of the Financial Close and Reporting process.  The Company also plans to design and implement an anti-fraud program; implement new disclosure policies and procedures; review, correct and improve internal controls documentation; establish formalized policies and procedures in all departments; and implement controls to ensure that purchases are properly authorized and recorded.

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

Prior to a hearing on FIC’s Motion for Summary Judgment, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders, contending that in the absence of a quorum on December 6, Texas law and the Company’s bylaws entitled a majority of the shareholders in attendance to choose a date to which the meeting would be adjourned. The District Court held a hearing on Porter’s application, and on December 22, 2006 entered an order requiring among other things that FIC hold an annual shareholders meeting for the election of directors on January 16, 2007, but stating that if a quorum was not present on that date, FIC would not be required to hold an annual meeting of shareholders at any time before July 17, 2007. The Company made arrangements for, and was prepared to hold, an annual meeting of shareholders on January 16, 2007, as required by the Court’s order, but the Company was again unable to hold the meeting on the appointed date because no quorum was present. The Company subsequently filed its 2006 Form 10-K on May 31, 2007 with the SEC and held an annual meeting of shareholders on June 29, 2007. No further action has been taken by Mr. Porter, whose suit remains pending.

The Company’s attorneys have filed an amended motion for summary judgment seeking a final judgment of dismissal of this proceeding; the motion is set for hearing in late November 2007.

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

The Company recently reached and consummated a compromise settlement with Equita and M&W, under the terms of which Equita and M&W, on the one hand, and the Company and Investors Life, on the other hand, exchanged mutual releases and dismissed all claims between them.  As part of that compromise settlement, the Company paid Equita $250,000 on October 25, 2007.  The litigation between Equita and M&W, on the one hand, and Family Life—which has been sold and no longer is a subsidiary of the Company—remains pending.

The Company accrued a $250,000 liability as of June 30, 2007 for the probable settlement of this suit.  The accrual for this loss was reflected as an operating expense in the 2007 second quarter condensed consolidated statement of operations.  The final negotiated settlement of $250,000 was subsequently paid on October 25, 2007.

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

ITEM 1A.  RISK FACTORS

As of September 30, 2007, there have been no material changes to risk factors as previously disclosed in the Company’s 2006 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2007.

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

FINANCIAL INDUSTRIES CORPORATION
(Registrant)

Date: November 9, 2007	By:	/s/ William B. Prouty
William B. Prouty
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Vincent L. Kasch
Vincent L. Kasch
Chief Financial Officer
(Principal Accounting and Financial Officer)