Form 10-K
period 2007-12-31
FINANCIAL INDUSTRIES CORP
filed 2008-03-17
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2007, based on the closing sales price on the National Quotation Bureau’s Pink Sheet Quotation Service ($5.90), was $56,405,617.

The number of shares outstanding of Registrant’s common stock on February 29, 2008, was 10,240,896.

Forward-Looking Statements

Except for historical factual information set forth in this Annual Report on Form 10-K (“Form 10-K”), the statements, analyses, and other information contained herein, including but not limited to, statements found in Item 1 - Description of the Business, Item 3 - Legal Proceedings, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, relating to trends in our operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the market value of Financial Industries Corporation’s (“FIC,” “the Company,” or the “Registrant”) investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (4) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (5) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (6) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (7) ratings assigned to FIC’s insurance subsidiary by independent rating organizations such as A.M. Best Company; (8) the performance of our investment portfolios; (9) the effect of changes in standards of accounting; (10) the effects and results of litigation; (11) business risks and factors described elsewhere in this report, including, but not limited to, Item 1 - Description of the Business, Item 3 - Legal Proceedings, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (12) other factors discussed in the Company’s other filings with the Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement, except as required by federal securities laws.

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K.

General Development of the Business

Financial Industries Corporation (“FIC,” the “Company,” or the “Registrant”) is a holding company, organized in 1980, engaged primarily in the life insurance business through its ownership of Investors Life Insurance Company of North America (“Investors Life”). FIC and its insurance subsidiary have substantially identical management; officers allocate their time among FIC and its subsidiary in accordance with the needs of the Company’s business. FIC’s executive offices are located at 6500 River Place Boulevard, Building I, Austin, Texas 78730.

Throughout 2006 and the beginning of 2007, FIC continued its efforts to become current in its public filings with the SEC. The Company filed its 2004 Form 10-K and Quarterly Report on Forms 10-Q (“Forms 10-Q”) on October 30, 2006, its 2005 Form 10-K and Forms 10-Q on January 12, 2007, and its 2006 Form 10-K and Forms 10-Q on May 31, 2007.  With the filing of the Company’s 2007 first quarter Form 10-Q on July 2, 2007, FIC became current in its public filings under the Securities Exchange Act of 1934.

Recent Developments

Exploration of Strategic Alternatives

In the Company’s Form 8-K filed on June 9, 2006, the Board announced that it has retained Keefe, Bruyette & Woods, Inc. as its financial advisor to explore strategic alternatives of the Company to enhance shareholder value, including, but not limited to, the potential sale of the Company or its insurance subsidiaries. As part of this strategic initiative, the Company completed the sale of its wholly owned subsidiary, Family Life Insurance Company (“Family Life”), on December 29, 2006 (see “Discontinued Operations - Sale of Family Life Insurance Company” within Management’s Discussion and Analysis).  On January 14, 2008, the Company announced the pending, board-approved merger of FIC with  an indirect, wholly-owned subsidiary of Americo Life, Inc., subject to customary regulatory approvals, as well as other customary conditions for similar transactions (see “Merger of the Company”).

Merger of the Company

As part of the strategic initiative described above, on January 14, 2008, following the unanimous approval of its Board of Directors, FIC entered into a definitive agreement providing for the merger of the Company with an indirect, wholly-owned subsidiary of Americo Life, Inc., (“Americo”).  In the merger, each outstanding share of FIC’s common stock, par value $0.20 per share (other than those shares held by Americo, FIC, any of their respective subsidiaries or any shareholders who perfect appraisal rights under Texas law) will be converted into the right to receive cash in the amount of $7.25, subject to downward adjustment in the event there is an increase in the number of fully-diluted shares of common stock in excess of a specified threshold.  The Company estimates that the total value of the transaction is $74.7 million.  Following the merger, FIC will become an indirect, wholly-owned subsidiary of Americo.  The merger is subject to customary regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which was obtained on February 25, 2008) and the approval of the Texas Department of Insurance, as well as other customary conditions for similar transactions, including the approval of the shareholders of FIC pursuant to Texas law.  The merger is expected to close in the second quarter of 2008.  A copy of the Agreement and Plan of Merger (“Merger Agreement”) with Americo is filed as an exhibit to the Company’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on February 20, 2008.

FIC announced that it will have a special meeting of shareholders on May 15, 2008, for the purpose of approving its proposed merger with Americo.  Shareholders as of the record date of March 24, 2008, will be eligible to vote on the proposal.

Concurrently with the execution of the Merger Agreement, the directors and executive officers of FIC entered into voting agreements with Americo pursuant to which each such director or executive officer agreed, among other things, to vote all of their shares of common stock in favor of the approval and adoption of the Merger Agreement.

FIC or Americo may be required to pay a $2.5 million termination fee and/or reimbursement of expenses of up to $500,000 to the other party should certain circumstances occur that result in the termination of the Merger Agreement prior to closing.

As the merger agreement was executed in January 2008, expenses related to the merger will be recorded as incurred during 2008.  If the transaction closes and the merger is completed, significant costs will be incurred related to employment change of control agreements in effect for various officers and employees of the Company.

Cessation of New Business

On January 31, 2008, the Company determined that it would immediately cease underwriting new policies.  In doing so, FIC terminated its agreements with certain independent insurance agents.  FIC will continue to manage its existing block of insurance policies and will continue to earn commissions on policies sold by agents appointed with its subsidiary, ILG Sales Corporation, under marketing agreements with unrelated insurance companies.

Description of the Business

Through January, 2008, the Company marketed and sold life insurance products through agents of its insurance subsidiary, Investors Life. Until December 29, 2006, the Company also marketed and sold life insurance products through another insurance subsidiary, Family Life, which was sold at the end of 2006 (see “Discontinued Operations - Sale of Family Life Insurance Company” within Management’s Discussion and Analysis).

Investors Life is now engaged in administering its existing portfolio of individual life insurance and annuity policies.  In 2007, Investors Life derived premium income from 49 states, the District of Columbia, and the U.S. Virgin Islands, in which it was licensed, with the largest amounts, 12%, 8%, 7%, and 7%, derived from Pennsylvania, California, New Jersey, and Ohio, respectively.

Direct statutory premiums received from all types of life insurance policies sold by Investors Life were $32.8 million in 2007, as compared to $33.0 million in 2006 and $33.2 million in 2005. First-year premiums received were $2.7 million in 2007, as compared to $1.5 million in 2006 and $178,000 in 2005. Direct deposits from the sale (first-year and single premiums) of fixed annuity products were $36,000 in 2007, compared to $1,500 in 2006 and $20,000 in 2005. Effective April 1, 2004, the distribution of fixed annuity products was discontinued.

Investors Life also sponsors a variable annuity separate account, through which it has offered single premium and flexible premium contracts. The contracts provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the “Putnam Fund”), a series fund which is managed by Putnam Investment Management, Inc. At December 31, 2007 and 2006, the assets held in the separate account totaled $23.4 million and $25.9 million, respectively. During 2007, 2006 and 2005, the premium received in connection with these variable annuity policies was $34,000, $40,000, and $39,000, respectively, which was received from existing contract owners. Investors Life no longer actively markets these products.

The separate account business of Investors Life also includes approximately $316.0 million and $325.1 million of deposits under investment, or “wraparound”, annuity policies at December 31, 2007 and 2006, respectively. These policies were written during the 1970s, prior to FIC’s purchase of Investors Life. Investors Life (which was known as First Investment Annuity Company at that time) discontinued the sale of this type of policy following the issuance of a ruling by the IRS in 1977 that revoked prior rulings pertaining to the tax deferral of the inside build-up under the policies. However, the tax deferred treatment of policies issued prior to the 1977 ruling was grandfathered. Following the ruling, Investors Life reinsured 90% of the risk under this business with an independent life insurer, which also assumed responsibility for the administration of the policies. In June 2006, Investors Life recaptured the business, pursuant to the terms of the reinsurance agreement, and assumed responsibility for the administration of this block of business. Revenues from this recaptured business totaled $2.0 million and $1.5 million in 2007 and 2006, respectively. However, since the level of deposits under the policies has been declining over time, as annuitants die and policies are surrendered, the Company is not able to estimate the amount of fees that it will receive from this business in future years.

Investors Life also maintains a closed variable annuity separate account, with approximately $8.9 million and $9.8 million of assets at December 31, 2007 and 2006, respectively. The separate account was closed to new purchases in 1981 as a result of an IRS ruling that adversely affected the status of variable annuity separate accounts that invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

Through its affiliate, ILG Sales Corporation, Investors Life operates a distribution system for the products of third-party life insurance companies. The marketing arrangement makes available, to appointed agents of Investors Life, types of life insurance and annuity products that were not historically offered by Investors Life. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company’s appointed agents receive commissions on the sales of these products and the Company’s marketing subsidiary, ILG Sales Corporation, receives an override commission. During 2007, 2006 and 2005, ILG Sales Corporation received override revenues of $131,000, $141,000 and $244,000, respectively, through this distribution system.

Financial Information About Segments

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

The Company’s general investment philosophy is to hold fixed maturities for long-term investment.  Accordingly, the Company has the ability and intent to hold securities to maturity or until they recover in value.  The Company does not anticipate the need to sell securities in unrealized loss positions for liquidity purposes.

At December 31, 2007, invested assets (including cash and cash equivalents) totaled $586 million. Of FIC’s invested assets, 85% were in fixed maturity securities available for sale at December 31, 2007. At December 31, 2007, this fixed maturity portfolio includes 11% in government securities, 67% in corporate obligations, and 22% in mortgage-backed and asset-backed securities.

The Company also maintains a portion of its investment assets in each of the following categories: short-term investments, equity securities, and policy loans.

For a further discussion of FIC’s invested assets, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition -Assets.”

Operations and Data Processing

Operations. During 2004, the Company completed the process of consolidating all of its insurance operations to its home office in Austin, Texas. In addition, the Company has reduced its staffing from its highpoint of 318 in June 2003 to 88 as of December 31, 2007, thereby substantially reducing operating costs. During December of 2006, and as part of the strategic initiative resulting in the sale of Family Life, 33 positions were eliminated resulting in wages in lieu of notice expenses of approximately $281,000. Substantial additional reductions in workforce are expected as a result of the Company’s decision to cease underwriting of new policies.

Data Processing. The Company provides for its data processing and control needs with modern industry-standard mainframe equipment, supplemented by network computing utilizing multiple servers. The Company maintains its own web sites, and separate sites for the policyholders and the agents of both of the insurance affiliates. The Company expects no significant additional investments in data processing facilities are required. The Company expects to make additional efforts in the future to improve work processes and reduce expense levels.

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

In connection with the sale of Family Life, Investors Life entered into a coinsurance agreement with Family Life pursuant to which Investors Life will cede to Family Life (now a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of mortgage protection term policies written during the five-year period beginning April 1, 2007 and ending March 31, 2012. Premiums ceded during 2007 totaled $83,000.  As a result of the Company’s decision to cease underwriting new policies, no further payments are expected to be made under this agreement.

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

Investors Life is subject to periodic examination by the state insurance departments, usually on a three to five-year cycle. The Texas Department of Insurance (“TDI”) began an examination of Investors Life on July 25, 2005 covering the years 1999-2004. On February 5, 2007, TDI issued a report with respect to this examination that highlighted, among other issues, the Company’s failure to provide accurate, complete and timely responses to the TDI requests for information.  We attribute this failure to our lack of current financial statements at the time the examination was being conducted and the focus of our efforts on becoming current in our public filings. TDI began an examination of Investors Life for the years ended December 31, 2005 and 2006 in May 2007.  The Company is expecting the issuance of the examination report in the second quarter of 2008.

As of the date of this report, Investors Life is current in its filing obligations with respect to audited statutory financial statements, having timely filed its 2006 audited statutory financial statements, due June 1, 2007. The audited statutory financial statements of Investors Life for the year ended December 31, 2004 were due during the month of June 2005 and were filed by Investors Life with the Texas Department of Insurance on May 3, 2006. The audited statutory financial statements of Investors Life for the year ended December 31, 2005 were due June 1, 2006 and were filed with the Texas Department of Insurance on July 10, 2006.

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

Risk-Based Capital Requirements. The National Association of Insurance Commissioners (“NAIC”) has imposed Risk-Based Capital (“RBC”) standards to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is intended to be used by insurance regulators as an early warning tool to discover potentially weakly capitalized companies for the purpose of initiating regulatory action. The RBC requirements are not intended to be a basis for ranking the relative financial strength of insurance companies. The formula also defines a minimum capital standard that supplements the prevailing system of fixed minimum capital and surplus requirements now applied on a state-by-state basis.

The RBC requirements provide for different levels of regulatory attention for any company whose “Total Adjusted Capital” (which generally consists of its statutory capital, surplus, and asset valuation reserve) falls below 200% of its “Authorized Control Level RBC.” Calculations using the NAIC formula and the statutory financial statements of Investors Life as of December 31, 2007 and December 31, 2006, indicate that the Total Adjusted Capital of Investors Life was above its Authorized Control Level RBC.

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

Dividends. Dividends paid by Investors Life are a source of cash for FIC to make payments of principal and interest on its debt. Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31st or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer’s earned surplus after dividends or distributions must be reasonable in relation to the insurer’s outstanding liabilities and adequate to its financial needs. In 2005, 2006 and 2007, Investors Life and the Company’s former insurance subsidiary, Family Life, did not make any dividend payments to FIC. Pursuant to statutory limitations, the maximum dividend payment which could be made by Investors Life in 2008 without the prior approval of the TDI is $4.1 million. Investors Life had statutory earned surplus of $40.6 million and $35.8 million at December 31, 2007 and 2006, respectively, and a statutory net gain from operations of $3.9 million and $5.5 million for 2007 and 2006, respectively.

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

Federal Income Taxation.  FIC filed a consolidated federal income tax return with its subsidiaries other than Investors Life and ILG Securities (each of which filed a separate federal income tax return) for tax years prior to 2007. Beginning in 2007, FIC is eligible to file a consolidated federal income tax return with all its subsidiaries, including Investors Life and ILG Securities. In accordance with the tax allocation agreements, federal income tax expense or benefit is allocated to each entity in the consolidated group as if such entity were filing a separate return.

NAIC IRIS Ratios. The NAIC Regulatory Information System (“IRIS”) ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight.  For 2007 and 2006, Investors Life had four ratios which were outside the usual ranges, which were primarily related to changes in investment income and changes in premium, product mix, and reserving. The ratios were outside the usual ranges primarily due to a recapture of ceded reinsurance by Family Life from Investors Life during 2006.  This recapture occurred prior to the sale of Family Life.  For statutory accounting purposes, the recapture affected premium income and change in policy reserves which caused ratios to fall outside the usual ranges in both 2006 and 2007.  Excluding the effects of the reinsurance recapture, Investors Life would have had one ratio outside the usual ranges, which related to investment income. Despite the IRIS ratio results, Investors Life continues to maintain capital and surplus positions which significantly exceed RBC and other regulatory requirements.

Ratings

Investors Life is rated by A.M. Best Company, Inc. (“A.M. Best”), a nationally recognized rating agency. Insurance ratings represent the opinion of the rating agency on the financial strength of a company and its capacity to meet the obligations of insurance policies. The insurance financial strength ratings assigned by A.M. Best to Investors Life in 2007 was B, having been upgraded from its 2006 rating of B-. The Company cannot predict what actions, if any, A.M. Best may take in the future, or what actions the Company may take in response to such actions.

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

Employees of the Company

At December 31, 2007, the Company (including its subsidiaries) had 88 employees, all of whom worked in the Company’s home office operations. At February 29, 2008, the Company had 86 employees.  Substantial additional reductions in workforce are expected as a result of the Company’s decision to cease underwriting of new policies.

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

The merger with Americo might not be consummated in a timely manner, or at all.

In the event that the proposed merger with Americo is not consummated in a timely manner or at all, there may be a significant disruption of FIC’s business, sales, operations, and financial results.  FIC’s officers and employees will have to focus extensively on actions required to complete the proposed merger, and FIC will incur substantial transaction costs in connection with the proposed merger even if it is not consummated.  In addition, FIC may lose key management or other personnel as a result of the announcement or pendency of the proposed merger.

Pursuant to the terms of the Merger Agreement, FIC is subject to a variety of restrictions on the conduct of its business prior to the closing of the proposed merger or termination of the Merger Agreement, which could delay or prevent FIC from pursuing business opportunities that may arise or preclude actions that would otherwise be advisable.

The Merger Agreement also restricts FIC’s ability to solicit other acquisition proposals, and the $2.5 million termination fee plus reimbursement of up to $500,000 of expenses payable by FIC to Americo upon the occurrence of certain events could have a deterrent effect on the desire of other potential acquirors to propose an alternative transaction that might be more advantageous to FIC’s shareholders.

FIC’s only remedy in the event that Americo terminates the Merger Agreement or otherwise fails to consummate the merger in breach of the Merger Agreement is the payment by Americo of a $2.5 million reverse termination fee plus reimbursement of FIC’s expenses of up to $500,000.

FIC’s decision to cease underwriting new insurance policies and terminate its agreements with certain independent insurance agents will leave FIC in run-off mode in the event the merger with Americo is not consummated.

On January 31, 2008, FIC determined that it would cease underwriting new insurance policies.  In connection with this decision, FIC terminated its agreements with certain independent insurance agents.  In addition to managing its existing block of insurance policies, FIC will continue to earn commissions on policies sold by agents appointed with its subsidiary, ILG Sales Corporation, under marketing agreements with unrelated insurance companies, but will no longer pursue new business.  Accordingly, in the event the merger with Americo is not consummated, FIC will continue as a public company with its principal business in run-off mode.

FIC is a holding company and relies on dividends from its insurance subsidiary, Investors Life; state insurance laws may restrict the ability of Investors Life to pay dividends.

FIC is an insurance holding company whose principal assets consist of the outstanding capital stock of its insurance subsidiary, Investors Life Insurance Company of North America. As a holding company, FIC’s ability to meet its cash requirements, pay principal and interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiary. Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. Pursuant to statutory limitations, the maximum dividend payment which could be made in 2008 without the prior approval of the TDI is $4.1 million.

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

As of December 31, 2007, the total adjusted capital of Investors Life was approximately 536% of its authorized control level risk-based capital, as compared to 584% at December 31, 2006. If this percentage were to decrease, Investors Life may become subject to regulatory action which could have a material adverse effect on our results of operations.

Investors Life may be required to pay assessments to fund policyholder losses or liabilities; this may have a material adverse effect on our results of operations.

The solvency or guaranty laws of most states in which Investors Life conducts business may require the Company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes. We cannot estimate the likelihood and amount of future assessments. Any future assessments may have a material adverse effect on our business, financial condition, results of operations, and liquidity.

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

These laws and regulations require Investors Life to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which it does business, and its business and accounts are subject to examination by these agencies at any time. The insurance laws and regulations of the domiciliary state of Investors Life require that it be examined at specified intervals, usually on a three to five-year cycle. TDI began an examination of Investors Life on July 25, 2005 covering the years 1999-2004.  On February 5, 2007, TDI issued a report with respect to this examination that highlighted, among other issues, the Company’s failure to provide accurate, complete and timely responses to the TDI requests for information.  We attribute this failure to our lack of current financial statements at the time the examination was being conducted and the focus of our efforts on becoming current in our public filings. TDI began an examination of Investors Life for the years ended December 31, 2005 and 2006 in May 2007.  The Company is expecting the issuance of the examination report in the second quarter of 2008.

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

The delisting of our common stock from Nasdaq may have adverse effects on the Company and its shareholders.  Prior to our delisting in 2004, our common stock traded on the Nasdaq Stock Market’s National Market. Our common stock was delisted as a result of our failure to timely file SEC reports. While our common stock is quoted in the Pink Sheets, there is currently only a limited trading market for our shares. The limited trading market for our common stock may cause fluctuations in the price and volume of our shares to be more exaggerated than would occur on Nasdaq or another trading market. You may not be able to sell shares of our common stock without a considerable delay or significant impact on the sale price.

We will not be eligible to use a registration statement on Form S-3 for a period of 12 months after becoming current with our SEC reports.  (The Company became current with its SEC reports on July 2, 2007 upon the filing of its Form 10-Q for its fiscal quarter ended March 31, 2007.) The inability to use Form S-3 may impair our abilities or increase our costs and the complexity of our efforts to raise funds in the public markets.  Also, our access to capital may be limited until we are able to be relisted on Nasdaq or another trading market.

During the current year, we implemented initiatives for the remediation of material weaknesses in our internal controls which were reported in prior years.  If we fail to maintain an effective system of internal controls, we may not be able to provide timely and accurate financial statements.

The Public Company Accounting Oversight Board has defined a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  As used in Auditing Standard No. 5, there is a reasonable possibility of an event, when the likelihood of the event is either “reasonably possible” or “probable.”  Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

During the year ended December 31, 2007, initiatives have been implemented for the remediation of the material weaknesses in our internal controls reported in prior years.  Any failure to effectively address a material weakness or other control deficiency or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, disrupt our ability to process key components of our results of operations and financial condition timely and accurately and cause us to fail to meet our reporting obligations under rules of the SEC.

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

A downgrade in the financial strength ratings of our insurance subsidiaries may increase policy surrenders and withdrawals.

Rating organizations periodically review the financial performance and condition of insurers, including the Company’s insurance subsidiary, Investors Life.  In recent years, downgrades of insurance companies have occurred with increasing frequency.  In June, 2007, Investors Life was assigned a rating of B by A.M. Best.

Financial strength ratings are important factors in establishing the competitive position of insurance companies. A rating downgrade, or the potential for such a downgrade of our insurance subsidiary could, among other things, materially increase the number of policy or contract surrenders for all or a portion of their net cash values and withdrawals by policyholders of cash values from their policies.

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

FIC’s future capital requirements depend on many factors, including its ability to establish premium rates and reserves at levels sufficient to cover losses. To the extent that FIC needs to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to it. If FIC cannot obtain adequate capital, its business, results of operations, financial condition, and liquidity could be adversely affected.

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

In addition, our business depends significantly on effective information systems, and we have many different information systems. We must commit significant resources to maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. As a result of our past acquisition activities, we have acquired additional information systems. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, results of operations, and financial condition. If we do not maintain adequate systems we could experience adverse consequences, including:

•	inadequate information on which to base reserving decisions;
•	the loss of existing customers;
•	customer, provider and agent disputes;
•	regulatory problems, such as failure to meet prompt payment obligations;
•	litigation exposure; or
•	increases in administrative expenses.

Our management information, internal control and financial reporting systems may need further enhancements and development to satisfy the financial and other reporting requirements of being a public company.

FIC may have liability for indemnification obligations under the Family Life sale agreement.

FIC, through its wholly owned subsidiary, Family Life Corporation, entered into a definitive agreement on December 8, 2006 for the sale of its wholly owned insurance subsidiary, Family Life, to Manhattan Life for $28.0 million in cash. A copy of the sale agreement with Manhattan Life was filed as an exhibit to the Company’s 2005  Annual Report on Form 10-K. The sale of Family Life was completed on December 29, 2006.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

FIC’s home office is located at River Place Corporate Park (previously called River Place Pointe), 6500 River Place Blvd., Building One, Austin, Texas. The Company occupies Building One of River Place Corporate Park, consisting of approximately 76,143 square feet of space. On June 1, 2005, the Company sold River Place Corporate Park to a non-affiliated party and entered into a lease with the purchaser with respect to Building One, for a five-year term at a rate of $28.00 per square foot, which is above the market rate in effect in June 2005, but was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000.  The lease provides the Company with a right of cancellation at March 31, 2008. Upon the sale of Family Life in December, 2006, the Company evaluated its office space requirements. Based on this evaluation, the Company entered into sublease transactions with unrelated parties in the first quarter of 2007. Current sublease arrangements are expected to reduce the Company’s rent expense by $221,000 for the year ending December 31, 2008.

During late 2007, the Company notified the lessor of its intent to cancel the River Place Corporate Park lease as of March 31, 2008.  Subsequent to this notification, the Company and the lessor entered into an amended lease agreement extending the lease term through March 31, 2009.

The Company also leases approximately 10,000 square feet in Cedar Park, Texas, to house the Company’s printing operations and warehouse storage. During 2007, the monthly base rental for the Cedar Park facility was $9,488. The original lease term ended on March 31, 2008.  However, this lease has been extended to September 30, 2008 with a monthly base rental of $10,000.

The Company believes that its properties and leased space are adequate to meet its foreseeable requirements.

ITEM 3.  LEGAL PROCEEDINGS

Please refer to “Forward-Looking Statements” on page 2 of this Form 10-K.

The Manhattan Life Insurance Company and Family Life Insurance Company v. Family Life Corporation, Investors Life Insurance Company of North America and FIC Insurance Services, L.P.

By a Stock Purchase Agreement dated as of December 8, 2006, the Company’s subsidiary, Family Life Corporation (“FLC”) sold the outstanding shares of common stock of Family Life Insurance Company (“FLIC”) to The Manhattan Life Insurance Company (“Manhattan”).  Concurrently, FIC Insurance Services, L.P. (“FICIS”) and FLIC executed an Administrative Services Agreement under the terms of which FICIS agreed to provide certain administrative and management services to FLIC for a period of time following the stock sale.  On April 17, 2007, Manhattan and FLIC filed suit against FLC, Investors Life and FICIS in the 215th Judicial District Court of Harris County, Texas.  The suit claims that FLC has breached certain provisions of the Stock Purchase Agreement by competing with FLIC and accepting insurance from active accounts of FLIC; that FICIS has breached the Administrative Services Agreement and fiduciary duties supposedly owed to FLIC; and that all defendants have tortiously interfered with existing and prospective contracts.  The Company has filed a counterclaim for amounts due and owing by FLIC for services performed pursuant to the Administrative Services Agreement.  The Company intends to vigorously defend the suit and prosecute the counterclaim.  The parties are currently engaging in discovery.  The trial is currently set for May 19, 2008, but the parties have agreed to move the trial to September 2008 subject to court approval.  See Note 2 in the accompanying consolidated financial statements regarding the sale of Family Life Insurance Company.

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of this legal proceeding will have on the Company’s results of operations, financial position or cash flows.  Accordingly, no accrual for possible losses has been recorded in the consolidated financial statements for this legal proceeding.

Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc. v. Financial Industries Corporation

In June of 2003, the Company and its subsidiaries entered into a number of related agreements with (among others) Equity Financial and Insurance Services of Texas, Inc. (“Equita”) and M&W Insurance Services, Inc. (“M&W”).  In their original and First Amended Petitions filed in Travis County, Texas, Equita and M&W alleged that the Company had failed to comply with obligations owed to Equita and M&W under certain of those agreements, and, further, that the Company’s conduct constitutes statutory and common-law fraud, negligent misrepresentation, and violations of the Texas Securities Act.  Equita and M&W sought rescission of their $3 million purchase of Company stock from the Company’s founder and former Chairman, as well as unspecified additional damages.  The Company’s subsidiaries, Investors Life and Family Life, filed a Petition in Intervention asserting that Equita has failed to comply with obligations owed to Investors Life and Family Life.

The Company reached a settlement with Equita and M&W and, together with Investors Life, was dismissed from the suit on November 1, 2007.  As part of the settlement, the Company paid Equita $250,000 on October 25, 2007.  The settlement was reflected as an operating expense in the Company’s 2007 consolidated statement of operations.  The suit remains pending, however, against Family Life, an entity no longer owned by the Company.  As part of this settlement, the Company agreed to indemnify Equita and M&W for certain sums incurred after November 1, 2007 as part of the litigation with Family Life.

T. David Porter v. Financial Industries Corporation

In May of 2006, the Company was served with this petition in which the plaintiff, who claims to be a Company shareholder, asked the Court to order the Company to hold an annual meeting of shareholders pursuant to Article 2.24(B) of the Texas Business Corporation Act, to send notice of the meeting at Company expense, and to provide him with a list of shareholders as of the record date.  The petition does not seek damages but does ask for unspecified attorneys’ fees and costs of suit.  At that time, FIC had been unable to hold an annual meeting at which its shareholders could be fully informed, or which could be attended by a substantial portion of its shareholders, because the Company was unable to comply with Rule 14a-3 of the Securities Exchange Act of 1934, and thus could not provide an annual report to shareholders or solicit proxies in connection with an annual meeting.

On August 7, 2006, the Company agreed, among other things, to hold an annual shareholders meeting for the election of directors on December 6, 2006.  On the appointed date, however, a quorum was not in attendance.  On December 12, 2006, FIC filed a Motion for Summary Judgment seeking dismissal of Porter’s suit on the grounds that Mr. Porter obtained all relief sought by his petition.  In response, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders.

The District Court held a hearing on Porter’s application, and on December 22, 2006, entered an order requiring, among other things, that FIC hold an annual shareholders meeting for the election of directors on January 16, 2007, but that if a quorum was not present on that date, FIC would not be required to hold an annual meeting of shareholders at any time before July 17, 2007.  The meeting was held on January 16, 2007, but again no quorum was present.  FIC did thereafter hold an annual meeting of shareholders before the court-imposed July 17, 2007 deadline.

Because Mr. Porter had taken no action since his application for a temporary restraining order and temporary injunction in December, 2006, FIC filed a motion for summary judgment on October 10, 2007 requesting final adjudication of the suit.  On November 19, 2007, Mr. Porter agreed to dismiss his suit against the Company, and the case has since been dismissed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED HOLDER MATTERS

Market Information

From January 2001 through June 2004, FIC’s common stock was traded on the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) (Nasdaq symbol: FNIN). Effective as of July 1, 2004, FIC’s common stock was delisted from trading on the Nasdaq National Market following a determination by the Nasdaq Listing Qualifications Panel (the “Panel”) regarding the Company’s eligibility for continued listing. The Panel determined that the continued listing of the Company’s securities on Nasdaq was subject to the Company having filed, on or before June 30, 2004, its Form 10-K for the year ended December 31, 2003, and its Form 10-Q for the quarter ended March 31, 2004. In a Form 8-K filed on June 29, 2004, FIC announced that it would not be able to file its Form 10-K for the year ended December 31, 2003, and its Form 10-Q for the quarter ended March 31, 2004, by the June 30th date established by the Panel. Since July 1, 2004, quotations for FIC’s common stock have been available on the National Quotation Bureau’s Pink Sheet quotation service, under the symbol FNIN.PK.

The following table sets forth the quarterly high and low closing prices for FIC common stock for 2007, 2006 and 2005. Quotations are furnished by the Nasdaq and, for periods subsequent to June 30, 2004, the National Quotation Bureau’s Pink sheet quotation service.

	Common Stock Prices
	2007		2006		2005
	High	Low	High	Low	High	Low

First Quarter	$7.50	$6.40	$8.70	$8.00	$7.90	$6.95
Second Quarter	6.85	5.87	9.00	8.00	8.95	7.40
Third Quarter	6.15	5.60	8.90	8.30	8.43	6.75
Fourth Quarter	5.90	5.00	8.50	7.30	8.50	7.40

Holders

As of February 29, 2008, there were approximately 16,653 holders of record of FIC common stock.

Dividends

No dividends were declared by the Company in 2007, 2006 or 2005.

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

Equity Compensation Plans

The following table presents information regarding the Company’s equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
FIC 2004 Incentive Stock Plan	130,000	$6.75	310,000
FIC Stock Option Plan for Non-Employee Directors	200,000	$5.98	200,000
Equity compensation plans not approved by security holders:
Prouty Stock Option Agreement	150,000	$7.45	-

Total	480,000	$6.65	510,000

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, FIC did not make any sales of securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the year ended December 31, 2007 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2007	10,000	$5.50	10,000	490,000

November 1 - November 30, 2007	53,100	$5.54	53,100	436,900

December 1 - December 31, 2007	-		-	436,900

	63,100		63,100	436,900

(1)
On October 25, 2007, the Company announced a share repurchase program to acquire up to 500,000 of the Company’s common shares.  At December 31, 2007, 436,900 shares were available for repurchase under this authorization.  Under this authorization, the Company may purchase its common stock in the open market or in privately negotiated transactions based on prevailing market conditions and other factors.

During the period from the announcement of the program until December 31, 2007, the Company repurchased 63,100 shares of its outstanding common stock at an aggregate cost of $349,000 on the open market in nondiscretionary transactions in order to provide greater value to the Company’s shareholders.

Stock Performance Graph

The following graph shows FIC’s cumulative total shareholder return during the five fiscal years ending with fiscal 2007. The graph also shows the cumulative total returns of the Nasdaq stock market and the Nasdaq insurance stock index. The comparison assumes $100 was invested on December 31, 2002 in shares and in each of the indices shown and assumes that all of the dividends were reinvested.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data includes the accounts of Financial Industries Corporation and its subsidiaries.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Information:

Total revenues	$76,861	$72,413	$75,556	$71,198	$77,188

Income (loss) from continuing operations before federal income taxes, discontinued operations, and cumulative effect of change in accounting principle	$3,984	$3,624	$1,562	$(12,973)	$(17,750)

Federal income tax expense (benefit)	388	2,909	620	(913)	(2,419)
Income (loss) from continuing operations before discontinued operations, and cumulative effect of change in accounting principle	3,596	715	942	(12,060)	(15,331)

Income (loss) from discontinued operations (1)	-	(25,497)	(1,107)	(2,507)	(8,252)

Income (loss) before cumulative effect of change in accounting principle	3,596	(24,782)	(165)	(14,567)	(23,583)

Cumulative effect of change in accounting principle (2)	-	-	-	229	-

Net income (loss)	$3,596	$(24,782)	$(165)	$(14,338)	$(23,583)

Net income (loss) per share from continuing operations:
Basic	$0.35	$0.07	$0.09	$(1.23)	$(1.59)
Diluted	$0.35	$0.07	$0.09	$(1.23)	$(1.59)

Net income (loss) per share:
Basic	$0.35	$(2.51)	$(0.02)	$(1.46)	$(2.44)
Diluted	$0.35	$(2.51)	$(0.02)	$(1.46)	$(2.44)

Cash dividends paid per share	$-	$-	$-	$-	$-

Balance Sheet Information, as of December 31:
Total assets of continuing operations	$987,460	$1,038,311	$1,020,902	$1,070,263	$1,102,769
Total assets	$987,460	$1,038,311	$1,180,063	$1,240,757	$1,286,044
Long-term obligations of continuing operations (3)	$15,000	$15,000	$15,000	$15,000	$15,000
Total liabilities of continuing operations	$920,005	$977,630	$991,010	$1,040,764	$1,063,908
Total liabilities	$920,005	$977,630	$1,097,992	$1,153,214	$1,181,735
Total shareholders’ equity	$67,455	$60,681	$82,071	$87,543	$104,309

(1)
In 2006, the Company sold one of its insurance subsidiaries as described in the accompanying consolidated financial statements in Note 2, “Discontinued Operations – Sale of Family Life Insurance Company.”

(2)
In 2004, net income and earnings per share were affected by the cumulative effect of a change in accounting principle of $229,000. This amount represents the cumulative effect of changes in accounting recognition for sales inducements under Statement of Position 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” specifically bonus interest.  The Company has certain universal life insurance products that are credited with bonus interest after applicable qualifying periods.  The adoption of the new accounting principle changed the pattern of recognition of the bonus interest expense.

(3)	Discontinued operations had no long-term obligations.

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

FIC reported net income of $3.6 million in 2007 compared to net losses of $24.8 million and $165,000 in 2006 and 2005, respectively.  The net loss incurred during 2006 primarily includes losses from the discontinued operations of the Company’s wholly-owned subsidiary, Family Life, totaling $25.5 million.  This is offset by income from continuing operations of $0.7 million. The relatively small net loss for 2005 is largely attributable to lower policyholder benefits and operating expenses, along with increases in net realized gains on investments.

At the end of 2007, the equity of FIC’s shareholders totaled $67.5 million, up from $60.7 million at the end of 2006. This $6.8 million increase in shareholders’ equity primarily reflects the Company’s net income for the year and other comprehensive income of $3.8 million.

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

Merger of the Company

As part of the strategic initiative previously described, on January 14, 2008, following the unanimous approval of its Board of Directors, FIC entered into a definitive agreement providing for the merger of the Company with an indirect, wholly-owned subsidiary of Americo Life, Inc., (“Americo”).  In the merger, each outstanding share of FIC’s common stock, par value $0.20 per share (other than those shares held by Americo, FIC, any of their respective subsidiaries or any shareholders who perfect appraisal rights under Texas law) will be converted into the right to receive cash in the amount of $7.25, subject to downward adjustment in the event there is an increase in the number of fully-diluted shares of common stock in excess of a specified threshold.  The Company estimates that the total value of the transaction is $74.7 million.  Following the merger, FIC will become an indirect, wholly-owned subsidiary of Americo.  The merger is subject to customary regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which was obtained on February 25, 2008) and the approval of the Texas Department of Insurance, as well as other customary conditions for similar transactions, including the approval of the shareholders of FIC pursuant to Texas law.  The merger is expected to close in the second quarter of 2008.

FIC announced that it will have a special meeting of shareholders on May 15, 2008, for the purpose of approving its proposed merger with Americo.  Shareholders as of the record date of March 24, 2008, will be eligible to vote on the proposal.

Concurrently with the execution of the Merger Agreement, the directors and executive officers of FIC entered into voting agreements with Americo pursuant to which each such director or executive officer agreed, among other things, to vote all of their shares of common stock in favor of the approval and adoption of the Merger Agreement.

FIC or Americo may be required to pay a $2.5 million termination fee and/or reimbursement of expenses of up to $500,000 to the other party should certain circumstances occur that result in the termination of the Merger Agreement prior to closing.

As the merger agreement was executed in January 2008, expenses related to the merger will be recorded as incurred during 2008.  If the transaction closes and the merger is completed, significant costs will be incurred related to employment change of control agreements in effect for various officers and employees of the Company.

Cessation of New Business

On January 31, 2008, the Company determined that it would immediately cease underwriting new policies.  In doing so, FIC terminated its agreements with certain independent insurance agents.  FIC will continue to manage its existing block of insurance policies and will continue to earn commissions on policies sold by agents appointed with its subsidiary, ILG Sales Corporation, under marketing agreements with unrelated insurance companies.

Discontinued Operations – Sale of Family Life Insurance Company

On December 29, 2006, Financial Industries Corporation completed the sale of its wholly owned subsidiary, Family Life Insurance Company, to The Manhattan Life Insurance Company for $28.0 million in cash. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the consolidated financial statements for all periods presented reflect the assets, liabilities and operating results of Family Life Insurance Company as discontinued operations, adjusted for certain activities as described below.

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

Also, prior to the closing of the sale, the Family Life Pension Plan, along with its assets and liabilities, was transferred from Family Life to its upstream parent company and all current and future obligations of the Family Life Pension Plan remain the responsibility of the Company. Accordingly, pension assets, liabilities and costs were not included in discontinued operations.

Family Life owned 648,640 shares of FIC common stock prior to the sale.  Such shares were reflected as treasury stock in the Company’s historical consolidated financial statements.  Immediately preceding and as a condition of the sale of Family Life, 324,320 of these shares were acquired by the Company and the remaining 324,320 shares remained with Family Life at the time of the sale.  Accordingly, the shares that remained with Family Life are now reflected as outstanding common stock shares as of December 31, 2006, and have been reflected as a sale of treasury stock in the accompanying consolidated financial statements.

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

Loss on discontinued operations for 2006, net of taxes, totaled $25.5 million which consists of a $1.1 million loss on operations during the year and a $24.4 million loss on the sale of Family Life.

In conjunction with the sale, Family Life also entered into an administrative services agreement with the Company for a three month period following the sale.  Pursuant to the agreement, the Company provided administrative services for Family Life through March 31, 2007, at which time Manhattan Life assumed all responsibilities for administering the Family Life business.  The Company earned fees totaling $807,000 in the first quarter of 2007 for services performed for Family Life in accordance with the agreement.  See Note 13 in the accompanying consolidated financial statements regarding litigation with Manhattan Life.

Effective with the beginning of the fourth quarter of 2007, the Company made the decision to cease sales of mortgage protection term products.  A resulting impact of this decision is the accounting implications for the previously described deferred revenue liability recorded in conjunction with the Family Life coinsurance agreement.  As the Company will no longer sell any mortgage term products subject to the coinsurance agreement, the Company recognized $1.3 million of the deferred revenue liability in the quarter ended September 30, 2007.  This amount was reflected in other income in the accompanying consolidated statement of operations.  The remaining $100,000 of the original liability balance relates to policies sold and recorded in the period from April 1, 2007 through September 30, 2007 which were subject to the coinsurance agreement.  This amount will be amortized to income in future periods over the lives of these policies.  Amortization of this remaining liability totaling $7,500 has been recognized through December 31, 2007.

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

Financial Condition

During 2007, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) increased $6.8 million. The change in FIC’s shareholders’ equity is primarily due to the following:

•	Net income for the year of $3.6 million

•
Reduction to beginning retained earnings of $1.2 million for the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) related to uncertain income tax positions as described under “Recent Adoption of Accounting Pronouncements”

•	Combined net increase of $539,000 in additional paid-in capital and treasury stock as follows:

o	$363,000 related to the issuance of stock options during the year as described in Note 11 to the accompanying consolidated financial statements,

o	$354,000 for common shares issued to Mr. Boisture as described in Note 11 to the accompanying consolidated financial statements,

o	$171,000 for common shares issued in lieu of cash for portions of Company Board of Directors fees,

o	$349,000 for the purchase of the Company’s common shares into treasury.

•	Net decrease in accumulated other comprehensive loss of $3.8 million for items as follows:

o	Decrease in net unrealized losses on fixed maturities available for sale of $3.7 million,

o	Net depreciation of equity securities totaling $774,000,

o	Net decrease in pension liabilities totaling $912,000.

Assets

At the end of 2007, FIC had $648.7 million of assets under its direct management, exclusive of separate account assets. In broad terms, these funds were invested as follows:

	December 31,		Percentage
	2007	2006	change
	(In thousands)

Investments in financial instruments:
Cash and short-term investments	$49,439	$63,076	-21.6%
Fixed maturity securities	499,274	520,957	-4.2%
Policy loans	27,959	30,189	-7.4%
Equity securities	9,573	9,805	-2.4%
Accrued investment income	6,592	6,772	-2.7%
Total investments in financial instruments	592,837	630,799	-6.0%

All other managed assets:
Deferred policy acquisition costs	15,285	14,429	5.9%
Present value of future profits of acquired business	6,565	7,749	-15.3%
Other	34,030	34,347	-0.9%
All other managed assets	55,880	56,525	-1.1%

Total managed assets	$648,717	$687,324	-5.6%

Total managed assets decreased during 2007 by $38.6 million, or 5.6%.  This overall decrease was largely related to the reduction in cash and short-term investments and fixed maturity securities, utilized for the run-off of the Company’s annuity and life insurance business in force.

The Company’s life insurance subsidiary has an investment management agreement with Conning. Under this agreement, Conning manages the investment security portfolio in accordance with investment policies set by the Company’s Board of Directors.

The Company, working with Conning, also revised the investment policies of its insurance subsidiary in recent years. The new policies reiterate compliance with legal requirements of state insurance laws and regulations that are applicable to the Company. They also emphasize sensitivity to the way that FIC’s liabilities are likely to change over time and with changes in general interest rate levels. In practical terms, this means that the Company now focuses almost all of its investment in investment-grade securities, keeping the schedule of anticipated asset maturities in line with its projected cash needs. It also means that the Company attempts to keep the duration of its investment assets (a measure of the sensitivity of their value to changes in interest rates) in line with the duration of the Company’s liabilities. At December 31, 2007, the Company’s holdings of below investment grade securities totaled approximately 5.3% of the fixed maturity securities portfolio.

Since the engagement of Conning as the Company’s investment manager in October 2003, the Company has realigned its portfolio, decreasing its investment in mortgage-backed securities (including asset-backed securities) significantly, from 35.8% in 2004 to 21.8% at December 31, 2007 as a percentage of its total investment in fixed maturities. With the reduction of this exposure to mortgage and asset-backed securities, the Company increased its holdings in corporate securities from 48.3% in 2004 to 67.4% at December 31, 2007, substantially all of which are in investment grade securities.

Mortgage-backed securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 66.0% of the market value of FIC’s mortgage-backed securities at December 31, 2007, are sensitive to prepayment and extension risks. FIC’s insurance subsidiary has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO. At December 31, 2007, PAC and TAC instruments and scheduled bonds represented approximately 23.7% of the market value of FIC’s mortgage-backed securities. Sequential and support classes represented approximately 22.4% of the market value of FIC’s mortgage-backed securities at December 31, 2007.

The Company’s investment portfolio does not have significant exposure to the subprime mortgage market.  The portfolio holds $3.9 million par value of home-equity loan asset-backed securities.  The securities have Standard & Poor’s ratings of AAA, were purchased in early 2003, and are comprised of loans originated in 2002.  The performance of the underlying collateral, pools of fixed-rate mortgage loans, has been satisfactory, and the loans have paid down to under 50% of original par value.  As of December 31, 2007, the aggregate unrealized loss on these bonds is approximately $12,000, which management believes can be primarily attributed to increases in market interest rates.

An allocation by security type of the Company’s investments in fixed maturities as of December 31, 2007 and 2006 is detailed below.

	December 31,
	2007	2006

Corporate	67.4%	61.1%
Mortgage-backed and asset-backed	21.8%	22.0%
U.S. Treasury securities and obligations of U.S. government agencies and corporations	7.0%	13.2%
States, municipalities and political subdivisions	3.8%	3.7%

Total fixed maturities	100.0%	100.0%

During 2007, net unrealized losses on fixed maturities available for sale decreased $7.0 million, prior to the effects of deferred policy acquisition costs and deferred taxes.  The decrease in unrealized losses was primarily related to decreases in market interest rates.  While interest rates have fluctuated rather significantly during 2007, the market interest rates at December 31, 2007 are now lower than rates at year end 2006.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life. As of December 31, 2007, FIC’s equity securities totaled $9.6 million, compared to $9.8 million at December 31, 2006. The decrease is due to the declining performance of the equity markets at the end of 2007 resulting in the depreciation of the investment funds.

Agency advances and other receivables, totaling $3.4 million and $929,000 at December 31, 2007 and 2006, respectively, consist primarily of agent balances, federal income taxes recoverable, receivables for securities, and other receivables.  This increase of $2.5 million is attributed predominately to the implementation of FIN 48 as described in more detail under “Recent Adoption of Accounting Pronouncements.”  Liabilities for unrecognized tax benefits, previously recorded as a reduction to current tax receivables, were reclassified and reported as other liabilities at March 31, 2007 and for subsequent periods in accordance with the new reporting requirements of FIN 48.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are capitalized and treated as deferred policy acquisition costs (“DAC”) to be amortized over the life of the related policies. The increase in the Company’s DAC from December 31, 2006 to December 31, 2007, reflects that the capitalization of acquisition costs associated with sales of new insurance policies exceeded the amortization of such amounts capitalized in prior years. The present value of future profits of acquired business is the capitalized acquisition cost of blocks of insurance business that the Company has acquired from others in the past. This asset is amortized to expense as the profits are realized from the various blocks of acquired business and the policies in force gradually decrease. These two assets are also impacted by the net run-off in business that the Company experienced in 2007 and 2006, as shown in the following table.

	December 31,			Percentage
	2007	2006	Change	Change
	(In billions, except percentages and policies in force)

Policies in force	98,242	103,231	(4,989)	-4.8%
Life insurance in force:
Traditional life insurance	$0.9	$1.0	$(0.1)	-10.0%
Universal life insurance	$2.6	$2.8	$(0.2)	-7.1%
Annuity funds on deposit	$0.10	$0.11	$(0.01)	-9.1%

For prior year comparative purposes, the changes for in-force from 2005 to 2006 for policies, traditional life insurance, universal life insurance, and annuity funds on deposit were (11.8)%, 0.0%, (6.7)%, and (15.4)%, respectively.

Investors Life had $338.7 million of separate account assets as of December 31, 2007 (not including the value of the Company’s own start-up investment in one of the accounts), as compared to $351.0 million at the end of 2006. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) $316.0 million held in custodian accounts in connection with investment annuity contracts. The investment annuity business was previously reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business.  Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business.  This business increased other revenues by approximately $489,000 and $1.3 million during 2007 and 2006, respectively.  However, as this is a closed block of business, annual revenues are expected to decrease as the policies in force decline.  Investors Life is not marketing new separate account annuity contracts.

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $539.8 million at December 31, 2007, as compared to $570.8 million at December 31, 2006. The decrease in contractholder deposit funds and future policy benefits reflects the business run-off as previously described above. Contractholder fund withdrawals during 2007 were $57.0 million compared to contractholder fund deposits of $23.1 million during 2007, reflecting the primary reason for the decrease in the related liability.

Other liabilities, which totaled $19.2 million at December 31, 2007, compared to $34.0 million at December 31, 2006, consist primarily of accrued expenses, policyholder suspense liabilities, pension plan liabilities, income taxes payable, amounts due on unsettled security transactions, and amounts held as agent or trustee.   This decrease in other liabilities is partially due to amounts due for unsettled transactions for purchased securities.  There were no amounts due for unsettled transactions at December 31, 2007 as compared to a balance of $15.2 million at December 31, 2006.  This decrease from unsettled transactions was partially offset by the reporting of a liability for unrecognized tax benefits totaling $5.5 million resulting from the implementation of FIN 48 as disclosed further in this section.

The ILCO pension plan has a projected benefit obligation at year-end 2007 totaling $18.1 million in comparison to the fair value of plan assets of $19.4 million.  The difference in these amounts reflects a funded status of approximately $1.3 million, which is reflected as a pension asset in other assets in the accompanying consolidated financial statements.  The Family Life pension plan has a projected benefit obligation at year-end 2007 totaling $7.2 million in comparison to the fair value of plan assets of $6.1 million.  The difference in these amounts reflects an unfunded status of approximately $1.1 million, which is reflected as a pension liability in other liabilities in the accompanying consolidated financial statements.  Amounts included as components of the projected benefit obligation which have not been recognized as an expense are included in accumulated other comprehensive income.

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

The entire principal amount of the 2003 Notes and any accrued but unpaid interest may become immediately due and payable upon an event of default, which includes: (1) failure to pay interest within 30 days of any due date; (2) failure to pay principal when due; (3) the bankruptcy or insolvency of FIC; or (4) the merger of FIC or sale of all or substantially all of its assets unless the successor entity to a merger is a United States corporation (or a foreign corporation that agrees to be bound by certain tax provisions). The terms of the 2003 Notes also place certain limitations on the offer or sale of securities of FIC if it would render invalid the exemption of the notes issued in connection with the loan from the registration requirements of the Securities Act of 1933. Other terms and conditions of the $15 million borrowing are described in Note 7 in the accompanying consolidated financial statements.  As of December 31, 2007, the Company is in compliance with all provisions of this agreement.

Capital Adequacy

Financial intermediaries such as FIC depend on their capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on capital to support the growth of the business. One typical measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was 6.8% at December 31, 2007, compared to 5.8% at December 31, 2006. If separate account assets were not included (which management believes is appropriate,) this ratio would have been higher by 3.6% and 3.0% at December 31, 2007 and 2006, respectively. The increase in the ratio in 2007 is primarily due to the net income of $3.6 million, declines in the unrealized loss on fixed maturity securities available for sale included in other comprehensive income of $3.7 million, and the decline in total managed assets of $38.6 million.  Management believes that its current capital is sufficient to meet the Company’s liabilities.

Investors Life is subject to regulation under state law. Among other requirements, these state laws and regulations impose capital adequacy requirements on insurance companies. Using a calculation that takes into account the quality, liquidity, maturities, and amounts of its assets and liabilities, Investors Life is required to calculate its “risk-based capital” (or “RBC”). Investors Life’s total adjusted capital must exceed 200% of the authorized control level RBC to avoid supervisory activity by the insurance regulators. The RBC solvency margins for Investors Life at December 31, 2007 and 2006 were in excess of NAIC minimum standards. At December 31, 2007 and 2006, the RBC ratios for Investors Life were 536% and 584%, respectively.

State regulators also use NAIC IRIS ratios to monitor capital adequacy requirements.  The NAIC ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight.  For 2007 and 2006, Investors Life had four ratios which were outside the usual ranges, which were primarily related to changes in investment income and changes in premium, product mix, and reserving. The ratios were outside the usual ranges primarily due to a recapture of ceded reinsurance by Family Life from Investors Life during 2006.  This recapture occurred prior to the sale of Family Life.  For statutory accounting purposes, the recapture affected premium income and change in policy reserves which caused ratios to fall outside the usual ranges in both 2006 and 2007.  Excluding the effects of the reinsurance recapture, Investors Life would have had one ratio outside the usual ranges, which related to investment income.   Investors Life continues to maintain capital and surplus positions which significantly exceed risk-based capital (“RBC”) and other regulatory requirements.

The Company and its investment manager have developed asset-liability (“ALM”) models for the investment portfolio of FIC’s insurance company. These models focus on comparing the respective durations of the assets and liabilities of each company. Since duration is a direct measure of the sensitivity of an asset or liability to a change in interest rates, these ALM models are designed to allow the Company’s management to deploy investment assets in ways expected to moderate the impact of changes in interest rates on the equity of Investors Life.

Although the Company determined on January 31, 2008 that it would cease underwriting new policies as previously described, the Company does not anticipate any negative effects to its capital adequacy in the foreseeable future as a result of this decision.

Results of Operations

Results of operations for 2007, 2006, and 2005 were net income of $3.6 million, and net losses of $24.8 million, and $165,000, respectively.  However, in analyzing the Company’s results of operations, a separation of results between continuing and discontinued operations provides a more meaningful view.  As previously described, the Company sold Family Life resulting in a loss from discontinued operations totaling $25.5 million in 2006, which consists of a $1.1 million loss on operations during the year and a $24.4 million loss on the sale.  Losses from discontinued operations were $1.1 million in 2005.

Income from continuing operations totaled $3.6 million, $715,000 and $942,000 in 2007, 2006 and 2005, respectively.

A summary of the Company’s results of operations is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Income from continuing operations	$3.6	$0.7	$0.9
Loss from discontinued operations	-	(1.1)	(1.1)
Loss from sale of discontinued operations	-	(24.4)	-
Net income (loss)	$3.6	$(24.8)	$(0.2)

In 2007, income from continuing operations was affected by the following items:

(1)
Premium revenues increased $2.4 million in 2007 compared to 2006 primarily due to increased sales of mortgage protection term ($1.0 million) and final expense whole life ($1.2 million) insurance products.

(2)
Increases in net investment income of $1.7 million are due to dividend income received on investments in equity securities, along with some improvement in investment yields for the year ended December 31, 2007.

(3)
Other revenues increased $2.1 million in 2007 primarily due to the recognition of deferred revenue related to the Company’s coinsurance agreement with Family Life of $1.3 million and fees earned for services performed under an administrative services agreement with Family Life of $807,000.

(4)	Net realized gains on real estate declined due to realized gains in 2006 from the sale of the Company’s remaining real estate properties classified as held for sale.

(5)
Policyholder benefits and expenses increased during 2007 by $4.1 million primarily attributable to significantly higher death benefits, along with increases in traditional policy reserve expenses resulting from the higher traditional premium production.

(6)
Earned insurance charges decreased $1.4 million partially offset by a decrease in interest expense on contractholder deposit funds of $751,000, both due primarily to the general runoff of the Company’s universal life insurance and annuity business.

(7)
Amortization of deferred policy acquisition costs increased $910,000, primarily due to increased sales of traditional business by Investors Life since the third quarter of 2006 and the amortization relating to the DAC capitalized on these sales.

(8)
Operating expenses declined $239,000 in 2007.  The Company is now experiencing lower audit and actuarial fees compared to prior years.  However, the Company also recognized compensation expense in 2007 of $363,000 related to the requisite service period as discussed in Note 11 to the accompanying consolidated financial statements.

In 2006, income from continuing operations was affected by the following items:

(1)	Premium revenues increased $0.9 million in 2006 compared to 2005 primarily due to increased sales of mortgage protection term ($0.2 million) and final expense ($0.6 million) insurance products.

(2)
Market interest rates increased, allowing for the investment of cash and short-term investments in fixed maturity securities with higher interest yields, thus allowing for increased investment income during 2006. With the sale of the River Place Corporate Park property in June 2005, the Company had additional funds to invest in the latter half of 2005 and during 2006.  Net realized gains on real estate were $517,000 in 2006 compared to $9.2 million in 2005, with the decline attributable to the sale of River Place Corporate Park in 2005.

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

In 2005, income from continuing operations was affected by the following items:

(1)
Gains were recognized on the sales of River Place Corporate Park of $8.5 million and other real estate of $761,000. Lease income, which is included in net real estate income, declined approximately $1.2 million in 2005, as compared to 2004, as a result of these sales.

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

The above described items need to be taken into consideration in drawing comparisons between the results from continuing operations in 2007 and other periods.

Revenues

Components of revenue by type are detailed below:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Premiums, net	$8.3	$5.9	$5.0
Earned insurance charges	30.4	31.7	32.8
Net investment income	31.0	29.3	25.8
Real estate income, net	-	-	0.6
Net realized gains on real estate	-	0.6	9.2
Net realized gains (losses) on fixed maturities and other	0.1	-	(0.6)
Other	7.1	4.9	2.7
Total revenues	$76.9	$72.4	$75.5

Premium revenues reported for traditional life insurance products are recognized when due. Improvements were shown in both renewal and first-year premiums during 2006 and 2007, as shown in the following table. The increases in premiums are primarily from sales of mortgage protection term and final expense whole life insurance products, which increased by $1.0 million and $1.2 million respectively, along with decreases in reinsurance premium expenses, during the year ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Investors Life:
First year	$2.4	$0.6	$0.1
Renewal	5.9	5.3	4.9
Total net earned premiums	$8.3	$5.9	$5.0

In accordance with GAAP, deposits received in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in the consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Annual charges made against these deposits are reported as revenue. For the years 2005 through 2007, the table below reflects the amounts of such annuity deposits and UL premiums.

	Year Ended December 31,
	2007	2006	2005
Annuity deposits and UL premiums:	(In millions)

Annuity deposits	$0.8	$1.2	$1.3
UL premiums	22.3	26.4	28.6
Total annuity deposits and UL premiums	$23.1	$27.6	$29.9

The declines in UL premiums and annuity deposits in 2007, 2006 and 2005, shown in the above table, reflect the net run-off of business from the Company’s existing book of business, and declining sales of new UL policies. Management has de-emphasized the sale of annuity and UL products since 2004 due primarily to the interest-rate environment and certain design features of FIC’s current annuity products. Most of the Company’s marketing efforts focused on the sale of traditional life insurance products, such as mortgage protection term insurance and final expense whole life insurance. Liabilities for contractholder deposit funds have declined from $511.4 million at December 31, 2004 to $424.9 million at December 31, 2007.

Earned insurance charges totaled $30.4 million, $31.7 million, and $32.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges. The decline in earned insurance charges is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.

Net investment income for the year ended December 31, 2007, was $31.0 million as compared to $29.3 million for the year ended December 31, 2006, and $25.8 million for the year ended December 31, 2005.  The higher net investment income in 2007 versus 2006 was primarily due to increased dividend income earned on the Company’s investments in equity securities totaling $746,000 and improved investment yields.  Dividend income earned on the equity securities totaled $941,000 for 2007 compared to $195,000 for 2006.  The increase in net investment income from 2005 to 2006 of $3.5 million was primarily attributable to the reinvestment of cash and short-term investments and real estate sales proceeds into higher-yielding fixed maturity investments during the latter part of 2005 and 2006 consistent with the revised investment policies of the Company. The Company sold its investment in the River Place Corporate Park office complex in June 2005 for $103 million in cash.  These proceeds were initially invested in short-term investments and subsequently reinvested into longer term fixed maturity securities resulting in increased net investment income versus real estate income.  The increase in market interest rates has also had a positive impact on investment yields.

The Company’s holdings of fixed maturities, policy loans, and short-term investments (including cash equivalents) are its primary interest bearing securities.  Components of net investment income by investment type are detailed below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Fixed maturities	$27,026	$27,453	$23,340
Other, including short-term investments and policy loans	4,490	2,390	3,065
Gross investment income	31,516	29,843	26,405
Investment expenses	(511)	(522)	(564)

Net investment income	$31,005	$29,321	$25,841

Real estate revenue was primarily earned from the leases on the buildings at the Company’s River Place Corporate Park office complex in Austin, Texas. Net real estate income (revenues from leases less associated operating expenses and depreciation) totaled $0.6 million for the year ended December 31, 2005.  The Company sold its River Place Corporate Park office complex in June, 2005, and the remaining real estate properties held for sale were sold in January 2006.  Accordingly, the Company no longer had real estate income in 2007 nor 2006.

For the year ended December 31, 2006, FIC had $517,000 net realized gains on real estate sales, compared to $9.2 million net realized gains in 2005.  The realized gains on real estate for 2005 includes $8.5 million in gains recognized on the sale of the River Place Corporate Park property and $761,000 of gains recognized on the sale of three properties included in real estate held for sale.  The Company’s remaining three properties were sold in January 2006.

For the year ended December 31, 2007, FIC had $78,000 net realized gains on fixed maturities and other investments, compared to net realized losses of $11,000 in 2006 and $631,000 in 2005.  In the third quarter of 2005, a bond was classified as temporarily impaired, resulting in a writedown of $1 million. This bond was called in the fourth quarter of 2005.  Various other bonds were called or sold by the Company throughout 2005 for net gains that largely offset the previously described write-down.

Other revenues totaled $7.1 million, $4.9 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The significant increases during 2007 are partially due to the recognition of deferred revenue related to the Company’s coinsurance agreement with Family Life of $1.3 million and fees earned for services performed under an administrative services agreement with Family Life.  The significant increase in other revenues in 2006 is primarily related to fees earned related to the Company’s separate accounts.  As previously described, effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business.  The recapture of this previously reinsured separate accounts business increased other revenues in 2006 by approximately $1.3 million as compared with 2005.  Additionally, other revenues in 2006 included approximately $0.6 million in interest income received from the IRS on tax refunds related to prior years’ amended returns.

Other revenues also increased in 2007 due to fees earned for services performed under an administrative services agreement with Family Life.  As previously described, Family Life entered into an administrative services agreement with the Company for a three month period following the sale of Family Life.  Pursuant to the agreement, the Company provided administrative services for Family Life through March 31, 2007, at which time Manhattan Life assumed all responsibilities for administering the Family Life business.  The Company earned fees totaling $807,000 in the first quarter of 2007 for services performed for Family Life in accordance with the agreement.

Other revenues for 2007 were also impacted by the recognition of $1.3 million of deferred revenue related to the Company’s coinsurance agreement with Family Life.  As described in more detail in Note 2 of the accompanying consolidated financial statements, in connection with the sale of Family Life, Investors Life entered into a coinsurance agreement with Family Life pursuant to which it will cede to Family Life (a wholly-owned subsidiary of Manhattan Life) 35% of the face amount of mortgage protection term policies written by the Family Sales Division during the five-year period beginning April 1, 2007 and ending March 31, 2012.  Such business will be administered by Investors Life, and Investors Life will receive allowances for its expenses on the portion of the business that is ceded.  Accordingly, the Company accrued a deferred revenue liability of $1.4 million in conjunction with recording the sale of Family Life, equal to the estimated net present value of future profits expected to be ceded to Manhattan Life.  The $1.4 million liability reflected the estimated portion of the $28 million sales price of Family Life that was paid by Manhattan Life for the value of the coinsurance agreement.

Effective with the beginning of the fourth quarter of 2007, the Company made the decision to cease sales of mortgage protection term products.  A resulting impact of this decision is the accounting implications for the previously described deferred revenue liability.  As the Company will no longer sell any mortgage term products subject to the coinsurance agreement, the Company recognized in income $1.3 million of the deferred revenue liability in the year ended December 31, 2007.  The remaining $100,000 of the original liability balance relates to policies sold and recorded in the period from April 1, 2007 through September 30, 2007 which were subject to the coinsurance agreement.  This amount will be amortized to income in future periods over the lives of these policies.  Amortization of this remaining liability totaling $7,500 has been recognized through December 31, 2007.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, totaled $30.8 million, $26.7 million, and $29.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.  The increases and decreases noted during each of these years are primarily attributable to changes in death benefits.  Additionally, in 2007, the increase in traditional premium revenues for 2007 also caused a corresponding increase in traditional policy reserve expenses.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts.  Interest expense totaled $17.2 million in 2007, $18.0 million in 2006, and $18.4 million in 2005.  The decreases in interest expense noted during these years reflect the net run-off of business from the Company’s existing book of business, and, consequently, the decline in 2007 is primarily attributable to this overall reduction in the level of contractholder deposit funds.  Liabilities for contractholder deposit funds have declined from $511.4 million at December 31, 2004 to $424.9 million at December 31, 2007.

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

Amortization of deferred policy acquisition costs (“DAC”) totaled $2.1 million, $1.2 million, and $1.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.  These expenses represent the amortization of the costs of producing new business, which consist primarily of agents’ commissions and certain policy issuance and underwriting costs. DAC is amortized over the premium-paying period of the policies in proportion to estimated annual premium revenue for traditional life insurance business. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization. Lower policy lapses and surrenders for certain blocks of traditional life business resulted in the reduced amortization for 2006.     The increase in amortization in 2007 is primarily due to the increased sales of traditional business by Investors Life since the third quarter of 2006 and the amortization relating to the DAC capitalized on these sales.

Present value of future profits on acquired businesses (“PVFP”) is amortized in a similar manner as DAC, as previously described, for traditional and interest sensitive business. Amortization of PVFP totaled $988,000, $902,000, and $1.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for 2007 were $20.4 million, as compared to $20.6 million in 2006 and $21.8 million in 2005. The Company has implemented cost reduction measures every year since 2004, and this continues to be a critical focus for the Company.  However, audit, actuarial, accounting and other consulting, and legal fees continue to represent a significant component of operating expenses as the Company completed its delinquent SEC filings with the filing of Form 10-Q for the period ended March 31, 2007.  As indicated in the table below, these fees totaled approximately $6.5 million, $6.6 million, and $5.6 million for 2007, 2006, and 2005, respectively.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Audit fees	$3,276	$3,442	$2,417
Actuarial fees	649	988	1,092
Accounting and other consulting fees	1,416	1,030	450
Legal fees	1,160	1,095	1,637
Total	$6,501	$6,555	$5,596

As the Company is now current with its SEC filing requirements, significant reductions are anticipated going forward in these audit, actuarial, accounting and consulting expenses.  The Company has, in fact, already experienced significant reductions in these fees in the second half of 2007.  Additionally, as described in Note 11 of the accompanying consolidated financial statements, the Company recognized compensation expense of $363,000 for the year ended December 31, 2007 related to the requisite service period necessary for its stock options.  This compensation expense is new in 2007 as stock option plans for employees and directors were approved by the shareholders in June 2007.

Interest expense for 2007, 2006 and 2005 totaled $1.4 million, $1.4 million and $1.1 million, respectively.  As previously disclosed in this Item 7, the interest expense relates to debt service on the $15 million trust preferred notes (the “2003 Notes”). The 2003 Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. Interest expense for 2007, 2006 and 2005 reflects an average annual interest rate of approximately 9.5%, 9.4% and 7.6%, respectively. The higher interest expense in 2007 and 2006 is a direct result of the increase in the LIBOR rate.

Income Taxes

The provision for federal income taxes on income from continuing operations reflects income tax expense totaling $0.4 million, $2.9 million and $0.6 million for the years 2007, 2006 and 2005, respectively. These tax amounts equate to effective tax expense rates of 9.7%, 80.3%, and 39.7% for the years ended December 31, 2007, 2006, and 2005, respectively.  The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company for the year 2007 is due to a decrease in the Company’s valuation allowance for deferred tax assets. The decrease in the valuation allowance is primarily a result of an increase in life insurance company deferred tax liabilities that have the ability to offset non-life insurance company deferred tax assets.  In addition, the valuation allowance decreased due to the expiration of a tax attribute carryfoward in 2007 against which the Company previously maintained a valuation allowance. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company for the year 2006 is due to an increase in the Company’s valuation allowance for deferred taxes resulting from the sale of Family Life. The sale of Family Life removed the source of income supporting certain deferred tax assets at the FIC consolidated level. The primary reason for the significant deviation from the expected statutory tax rate of 34% for the Company for the year 2005 is due to an increase in the Company’s valuation allowance for deferred tax assets. Under SFAS No. 109, the Company has established a valuation allowance when, based on the weight of the available evidence, it is more likely than not that some portion of its deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. The Company’s deferred tax assets are primarily comprised of net operating losses and pension liabilities of FIC and its non-life insurance wholly owned subsidiaries and unrealized losses and policy reserves of its life insurance subsidiary. These non-life net operating loss carry forwards totaled approximately $35.3 million at year-end 2007 and begin to expire in 2008 through 2027. The valuation allowance totaled $12.1 million at December 31, 2007.  Additions and (reductions) to the allowance totaled $(0.2) million, $2.1 million and $0.4 million in 2007, 2006 and 2005, respectively.   The decrease in the valuation allowance in 2007 is composed of a $931,000 increase related to the adoption of FIN 48 at January 1, 2007, offset by a $1.2 million decrease during 2007.  Of the $1.2 million decrease  during 2007, the amount of the decrease allocated to continuing operations and other comprehensive income is $1.1 million and $0.1 million, respectively.  The additions (reductions) in 2006 include $2.0 million related to continuing operations, $0.5 million related to discontinued operations, and $(0.4) million related to other comprehensive income.  The additions in 2005 include $0.1 million related to continuing operations and $0.3 million related to other comprehensive income.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. FIC is an insurance holding company whose principal assets at and for the year ended December 31, 2007, consisted of its ownership interests in its insurance subsidiary, Investors Life. As a holding company, FIC’s ability to pay interest and principal on its debt, pay its expenses and pay dividends on its common stock depend substantially on its receipt of dividends or other cash flow from Investors Life.

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

At the holding company level, FIC’s principal current ongoing liquidity demands relate to debt service on the $15 million of 2003 Notes that it issued in May 2003. (See “Financial Condition – Liabilities” earlier in this Item 7.) These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2% (which yielded an average rate of approximately 9.5% for 2007). The principal amount of the 2003 Notes must be repaid in a single payment in 2033.

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

In June 2004, FIC, with the approval of TDI, created FIC Insurance Services, L.P., a service company subsidiary, and transferred to it many of the administrative functions of the insurance companies. The service company charges Investors Life a monthly service fee that is calculated using a formula based on policies under management, new policies issued, managed assets, and other factors. Profits earned by the service company are paid as dividends to the holding company, providing an additional source of liquidity at the holding company level. Profits earned by the service company have decreased in 2007, as fees have declined due to the sale of Family Life on December 29, 2006.  This agreement with the service company was terminated by Family Life upon the sale of Family Life to The Manhattan Life Insurance Company.  Additionally, the Company amended the service agreement in October 2007 at the request of TDI. Under the revised terms of the agreement, the fees charged to Investors Life are limited to actual costs incurred.  This will effectively negate the ability to generate future profits, except from non-related external sources, which will limit future dividend capabilities of the service company.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawals. Deposit fund liabilities for universal life and annuity products as of December 31, 2007, were $424.9 million, compared to $453.7 million at December 31, 2006. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy.  At December 31, 2007, the bulk of the liabilities for contractholder deposit funds on FIC’s balance sheet, $321.8 million, represented insurance products, as compared to only $103.1 million of annuity product liabilities.

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

The following table summarizes information regarding FIC’s contractual obligations, including principal and interest where applicable, as of December 31, 2007. The amounts in the table are different than those reported in our consolidated balance sheet as of December 31, 2007 due to the consideration of interest on debt obligations. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including those related to duration, future mortality, and persistency. Because these estimates and assumptions are necessarily subjective, the amounts actually paid by the Company in the future may vary significantly due to the uncertainty of the timing of cash flows based on insurable events or policyholder surrenders.

Contractual Obligations	Total	Less than one year	One to three years	Four to five years	More than five years
	(In millions)
Long-term debt obligations (1)	$50.0	$1.4	$2.8	$2.8	$43.0
Operating lease obligations	3.6	2.6	1.0	-	-

Other long-term liabilities reflected on the consolidated balance sheet:
Policy liabilities (2)	1,583.4	87.1	165.9	156.1	1,174.3
Accrued pension benefit cost	1.1	-	-	-	1.1
Other policy claims and benefits (3)	7.3	7.3	-	-	-

Total	$1,645.4	$98.4	$169.7	$158.9	$1,218.4

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

(3)
Other policy claims and benefits represent benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable.  Such amounts generally relate to (1) policies or contracts where the Company is currently making payment and will continue to do so until the occurrence of a specific event and (2) incurred and reported claims.

Liquidity Experience

FIC’s overall liquidity experience in recent periods is reflected in its consolidated statements of cash flows, the highlights of which are summarized in the following table for continuing operations.

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Cash and cash equivalents at beginning of year	$55.6	$36.9	$24.9

Net cash provided by (used in) operating activities	(9.4)	24.9	(3.3)
Net cash provided by investing activities	37.4	20.2	48.0
Net cash used in financing activities	(34.2)	(26.4)	(32.7)
Net increase (decrease) in cash	(6.2)	18.7	12.0

Cash and cash equivalents at end of year	$49.4	$55.6	$36.9

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

For the year ended December 31, 2007, net cash used in operating activities was $9.4 million compared to net cash provided by operating activities of $24.9 million and net cash used in operating activities of $3.3 million for the years ended December 31, 2006, and 2005, respectively.  The most notable change between 2007 and 2006 is a decrease in other liabilities of $14.8 million, partially offset by the Company’s net income of $3.6 million and a decrease in policy liabilities and accruals of $3.3 million.  The primary changes noted between 2006 and 2005 were increases in other liabilities and deferred income taxes, and decreases in reinsurance receivables.  The increase in other liabilities in 2006 is the most significant change which is primarily related to amounts due for unsettled transactions for purchased securities of $15.2 million.  The settlement of these transactions in 2007 is the primary reason for the subsequent decrease in other liabilities.

Net cash provided by investing activities in 2007, 2006, and 2005 was $37.4 million, $20.2 million and $48.0 million, respectively.  Net cash provided by investing activities increased during 2007 primarily due to the proceeds from the sales or maturities of fixed maturity securities, net of purchased fixed maturities.  Net cash provided in 2006 is primarily related to the proceeds received upon the sale of Family Life, which due to the timing of the transaction, had not been reinvested into long-term securities as of December 31, 2006.  Proceeds from the sales and maturities of fixed maturities and sales of investment real estate in 2005, combined with proceeds from short-term investments, provided substantially all of the cash from investing activities.  As market interest rates began to rise during these years, the majority of the proceeds obtained were invested in longer-term fixed maturity securities during 2005 and 2006.

Net cash used in financing activities totaled $34.2 million, $26.4 million and $32.7 million in 2007, 2006 and 2005, respectively.  The most significant components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies.  For 2007, 2006, and 2005, contractholder fund withdrawals exceeded deposits by $33.8 million, $28.9 million and, $32.7 million, respectively.  The change in net withdrawals in 2007 is primarily related to the decline in contractholder fund deposits of $4.5 million.  The change in net withdrawals in 2006 was due to a decline in deposits in 2006 from 2005 of $2.2 million and a decline in withdrawals of $6.1 million for the same period.

The significant decrease in contractholder fund deposits in 2007, 2006 and 2005 from prior years was largely due to the Company’s decision in 2004 to temporarily discontinue the sale of fixed annuity products, as previously described.  Certain design features of the Company’s annuity products, coupled with competition in the annuity market and a low interest rate market environment led to this decision. Additionally, most of the Company’s marketing efforts shifted to the sale of traditional insurance products, such as mortgage protection term and final expense products, as opposed to universal life insurance products. Total contractholder fund deposits, which include UL premiums and annuity deposits, for 2007, 2006, and 2005 were $23.1 million, $27.7 million, and $29.9 million, respectively.

Total contractholder fund withdrawals for 2007, 2006, and 2005, totaled $57.0 million, $56.5 million, and $62.6 million, respectively.  Contractholder fund withdrawals are a normal part of the run-off of any company’s existing book of business.

Also included in 2006 financing activities is $2.5 million in cash provided from the sale of treasury stock.  Immediately prior to the sale of Family Life to Manhattan Life, Family Life owned 324,320 shares of FIC common stock, which were reflected as treasury stock for consolidated financial statement purposes.  Upon the sale of Family Life, these shares were recorded as a sale of treasury stock and are now reflected as outstanding FIC common stock shares.  The $2.5 million received for the sale of these shares is an allocated portion of the total $28.0 million purchase price for Family Life.

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

Deferred Policy Acquisition Costs and Present Value of Future Profits of Acquired Business

The costs of acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), are included in deferred policy acquisition costs (“DAC”).  DAC is then amortized to reflect an appropriate expense in relation to the projected stream of profits (for universal life and annuity products) or to the premium revenue stream (for traditional life products).  When existing blocks of business are acquired, an intangible asset (termed “present value of future profits of acquired business” or “PVFP”) reflecting the costs of acquiring the business is created and then amortized over an appropriate term relative to the expected revenues and profitability of the block.

Projections used to determine the rate of amortization of DAC and PVFP also require assumptions about investment returns, product loads, mortality rates, persistency rates, and maintenance expense levels. DAC and PVFP for traditional type life products is reported under Statement of Financial Accounting Standards No. 60 (“SFAS 60”), pursuant to which DAC and PVFP is amortized over the premium paying period in proportion to the present value of estimated future gross premiums.  The projection assumptions for SFAS 60 business are set at the time of policy issue.  Under SFAS 60, these assumptions are “locked in” and are not revised for the lifetime of the policies, except where there is a premium deficiency.  Variability in amortization after policy issuance is caused only by variability in premium volumes, except for premium deficiencies.

A premium deficiency is recognized when existing policy liabilities, together with the present value of future gross premiums, will not be sufficient (a) to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement and maintenance costs relating to a block of long-duration contracts and (b) to recover unamortized deferred policy acquisition costs.  A premium deficiency is recognized by a charge to income and (a) a reduction of unamortized deferred policy acquisition costs and/or (b) an increase in the liability for future policy benefits.

The Company has not recorded a premium deficiency adjustment for its SFAS 60 DAC and PVFP asset for any period in the last three years.  Additionally, the Company currently does not foresee any premium deficiencies or changes to the “locked in” assumptions.

At December 31, 2007 and 2006, DAC and PVFP related to SFAS 60 products totaled $8.1 million and $5.7 million, respectively.

DAC and PVFP for universal life and annuity products is reported under Statement of Financial Accounting Standards No. 97 (“SFAS 97”), pursuant to which DAC and PVFP is amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits.  Estimated future gross profit assumptions are not subject to lock-in as with SFAS 60 policies.  The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, and expenses to administer the business.  Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period.  When the actual gross profits exceed the previously estimated gross profits, DAC and PVFP amortization will increase, resulting in a current period charge to earnings.  The opposite result occurs when the actual gross profits are below the previously estimated gross profits.  Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits.

The Company also periodically reviews long-term assumptions underlying the projections of estimated gross margins and profits.  These include investment returns, interest crediting rates, mortality, persistency, and expenses to administer the business.  Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed.  If the update of assumptions causes expected future gross margins and profits to increase, DAC and PVFP amortization will decrease, resulting in a current period increase to earnings.  The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

Over the past three years, the Company’s primary assumption changes have been due to revisions for investment returns.  Due to the rather mature nature of the Company’s existing SFAS 97 blocks of business, the Company expects the investment return assumption to be the one that is most like to cause significant changes in the future.  The Company is almost exclusively selling SFAS 60 type products with very little sales of SFAS 97 products.  The SFAS 97 products sold in the past, which are universal life insurance and annuities, represent virtually closed, mature blocks of business.  Historically, the Company has not had assumption changes of the magnitude that results in significant DAC and PVFP amortization adjustments for SFAS 97 related contracts.

The following table reflects the effect on DAC and PVFP of changing each of the respective assumptions during the years ended December 31, 2007 and 2006.  These changes were recorded as additional expense in the Company’s consolidated statement of operations.

	2007	2006

Investment return	$-	$183,000
Expense	-	-
In-force/persistency	-	-
Other	-	-

Total	$-	$183,000

At December 31, 2007 and 2006, DAC and PVFP related to SFAS 97 products totaled $13.7 million and $16.5 million, respectively.

Policy Liabilities

Policy liabilities include contractholder deposit funds and liabilities for future policy benefits.  Contractholder deposit funds represent liabilities for universal life and annuity products that totaled $424.9 million, or 78.7% of total policy liabilities, at December 31, 2007.  These liabilities consist of deposits received from customers and are accumulated at actual credited interest rates on their fund balances less charges for expenses and mortality.  These liabilities are not based on assumptions or judgment but are based on a calculated fund balance.

Liabilities for future policy benefits relate to traditional life insurance products that totaled $114.9 million, or 21.3% of total policy liabilities, at December 31, 2007.  Future policy benefit liabilities are computed using the net level premium method, or an equivalent actuarial method.  Assumptions used in these computations include those for investment yields, expenses, withdrawals, and mortality.  The investment yield assumption varies by product duration and is based on Company experience and expectations.  Expense assumptions and assumptions for withdrawals vary by product, issue age, and policy duration, and are also based on Company experience and expectations.  Assumptions for mortality are based upon industry experience as modified to reflect Company experience.  Additional provisions are also made to allow for possible adverse deviation from assumptions used.

Once established, assumptions for these traditional life insurance products are generally not changed for policies issued under those assumptions.  In accordance with SFAS 60, original assumptions shall continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”) unless a premium deficiency exists.

A premium deficiency is recognized when existing policy liabilities, together with the present value of future gross premiums, will not be sufficient (a) to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement and maintenance costs relating to a block of long-duration contracts and (b) to recover unamortized deferred policy acquisition costs.  A premium deficiency is recognized by a charge to income and (a) a reduction of unamortized deferred policy acquisition costs and/or (b) an increase in the liability for future policy benefits.

Actual experience is compared to assumptions periodically.  For policies issued under a set of assumptions, those assumptions are “locked in” and are not revised for the lifetime of the policies, except where there is a significant deviation of actual experience from original assumptions (i.e., a premium deficiency exists).  Over the past three years, the Company has not had any premium deficiency issues nor does it anticipate such an issue in the foreseeable future.

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

Recent Adoption of Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in tax positions.  FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheets; and provides transition and interim period guidance, among other provisions.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  As a result of the implementation of FIN 48, the Company recognized a $1,441,000 increase in the liability for unrecognized tax benefits and a $255,000 increase in deferred tax assets, net of valuation allowance, resulting in a $1,186,000 reduction to the January 1, 2007 balance of retained earnings.  The Company also reclassified, at adoption, $3,522,000 of current tax liabilities (previously recorded as a reduction to current tax receivables) and $503,000 of deferred tax liabilities to the liability for unrecognized tax benefits included within other liabilities.

Insurance Contracts

Effective January 1, 2007, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption of SOP 05-1 did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”).  This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  The provisions of SFAS No. 155 (1) permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amend SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

The following pronouncements have been identified as those which could be applicable to the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 will not  have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings.  The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not plan to adopt SFAS 159.

In December, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  Under SFAS 141R, as under SFAS No. 141, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  Statement 141R will also change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R.  SFAS 141R is not expected to have a material impact on the Company’s consolidated financial statements as the Company is currently not anticipating any future acquisitions.

In December, 2007, the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 documents the views of SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123, “Share-Based Payment.”  The guidance in this release is effective January 1, 2008.  SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

FIC’s principal assets are financial instruments, which are subject to market risks.  Market risk is the risk of loss arising from adverse changes in market rates, principally interest rates on fixed rate investments.  For a discussion of the Company’s investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company’s insurance subsidiary, please refer to the sections entitled “Investment of Assets” in Item 1 of this report and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Assets.”

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed income assets relative to the interest-rate risk inherent in its liabilities.  Generally, we manage interest-rate risk based on the application of a commonly used model.  The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company’s consolidated balance sheet is estimated to be $31.2 million at December 31, 2007, and $26.1 million at December 31, 2006. For purposes of the foregoing estimate, fixed maturity investments were taken into account. The fair value of such assets was $499.3 million at December 31, 2007, and $521.0 million at December 31, 2006.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset-backed securities). The fair value of such securities was $101.0 million at December 31, 2007 and $106.3 million at December 31, 2006. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $9.0 million at December 31, 2007 and $8.6 million at December 31, 2006.

Separate account assets have not been included, because gains and losses on those assets generally accrue to the policyholders.

The Company does not use derivative financial instruments to manage its exposure to fluctuations in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Registrant have been filed as part of this report:

1.	Reports of BDO Seidman, LLP, Independent Registered Public Accounting Firm, dated March 17, 2008.

1.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated May 30, 2007.

2.	Consolidated Balance Sheets as of December 31, 2007 and 2006.

3.	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005.

4.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005.

6.	Notes to Consolidated Financial Statements.

7.	Consolidated Financial Statement Schedules.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 6, 2007, FIC dismissed Deloitte & Touche LLP as its independent registered public accounting firm and engaged BDO Seidman, LLP as its new independent registered public accounting firm.  The Company’s Audit Committee and Board of Directors participated in and approved the decision to change its independent registered public accounting firm.  During the years ended December 31, 2006 and 2005, and through September 6, 2007, there had been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  BDO Seidman, LLP’s engagement commenced with the review of the unaudited consolidated financial statements of the Company for the quarter ended September 30, 2007.  Further discussion of this change of independent registered public accounting firm was reported on Form 8-K which was filed on September 6, 2007.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls include controls designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer supervised and participated in the evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

A material weakness (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility1 that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria established in Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that we did maintain effective internal control over financial reporting.

The Audit Committee of the Board of Directors engaged an independent registered public accounting firm, BDO Seidman, LLP (“BDO”), to audit the Company’s internal control over financial reporting as of December 31, 2007.  BDO has completed their audit for fiscal year 2007 and has issued their opinion in the following report.

__________________________
1 As used in Auditing Standard No. 5, there is a reasonable possibility of an event, when the likelihood of the event is either “reasonably possible” or “probable.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Financial Industries Corporation
Austin, Texas

We have audited Financial Industries Corporation and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying  “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Financial Industries Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Financial Industries Corporation and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows and financial statement schedules for the year ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Dallas, Texas
March 17, 2008

Change in Internal Controls over Financial Reporting

During 2007, the Company continued its ongoing efforts to remediate internal control deficiencies, improving its internal controls over financial reporting and resolving all material weaknesses previously identified in the Company’s 2006 Form 10-K.  The following are some of the major actions management has taken in 2007 to address the material weaknesses previously identified:

Control Environment:
The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its financial management organization.  As such, the Company implemented an Internal Controls Remediation Plan in order to resolve all previously identified material weaknesses by December 31, 2007.  This included establishing formalized policies and procedures, process narratives, process flowcharts, and internal control matrices in departments within the core operations of the Company, i.e., claims, policyholder services, and human resources, disseminating the same to all affected parties.  This enabled the Company to ensure that all documented controls were accurate and consistent with current procedures, in existence and performed as stated, and properly mapped to account-level risks with proper financial assertions.

Control Monitoring:
The Company did not have established adequate systems and processes for monitoring the Company’s internal controls over financial reporting.  Nor did the Company have a sustainable process for periodically evaluating control design and operating effectiveness across the Company on an on-going basis.  The Company did not have an internal audit function to review financial reporting, compliance and operational controls and activities; review adequacy of remediation for known deficiencies; and provide guidance to the Company on significant control or accounting issues.  As such, the Company hired a Director of Internal Audit who began work on June 12, 2007 and employed an experienced Internal Controls Coordinator effective October 15, 2007.  The Internal Controls Coordinator is responsible for independently monitoring and testing the Company’s internal controls.

Financial Close and Reporting:
The Company’s processes for preparing the consolidated financial statement were not clearly defined and lacked the appropriate controls to ensure the completeness, accuracy, timeliness, appropriate valuation, and proper presentation and disclosure of financial transactions.  The Company engaged internal resources and a consultant to document and reengineer the financial close process and design the overall internal control structure.  This design established an enhanced closing schedule, critical task checklists, closing schedule checklists, and disclosure control processes.  These enhancements included the re-engineering of many operating and closing procedures to ensure that all financial closing and reporting events occur in a manner that leads to timely financial statement filings.

Reinsurance:
The Company did not maintain effective controls to ensure that reinsurance premiums were computed with the terms of the reinsurance agreement, properly approved for payment and/or recorded in the proper period.  As such, the Company established additional controls to ensure accurate computation of reinsurance premiums.  This includes a scheduled monthly sampling of random policies for testing to ensure reinsurance premiums are calculated properly.  All reinsurance payment documents are prepared by the reinsurance processor, then reviewed and approved by the Vice-President of New Business.

Policy Holder Services:
The Company did not have appropriate controls to ensure that supplemental contracts were accurately recorded in the general ledger.  As such, the Company instituted controls to enhance the accuracy of the supplemental contract payments.  Management verifies changes to the supplemental contract payments master file before and after monthly disbursements for accuracy and proper authorizations.

Accounts Payable and Expenditures:
The Company did not have appropriate controls in place to adequately control purchases and payments for goods and services of the Company.  As such, the Company instituted security changes in its general ledger system in order to properly segregate duties associated with accounts payable and vendor maintenance functions, including an upgrade of the Company’s general ledger system.  In addition, the Company acquired an accounts payable software package during the fourth quarter 2007 to further ensure that purchase orders and payments to vendors are properly authorized and recorded.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The members of the Board of Directors of FIC are as follows:

John D. Barnett, 65, has been a director of FIC since July 1991.  He has served on several committees of the Board, including the Audit Committee. He currently serves on the Investment Committee and the Nominations/Governance Committee.  He is Senior Vice President-Investments of Investment Professionals, Inc., a broker-dealer located in San Antonio, Texas. He has been with Investment Professionals since 1996. From February 1999 to July 2003 he was a principal in that firm and headed its Fixed Income Division. Previously, from 1983 to 1996, Mr. Barnett was associated with Prudential Securities, Inc., where he served both institutional and individual clients. At the time he left Prudential, he was First Vice President-Investments. He has completed the NASD registered principal and investment advisor examination requirements and holds life and health insurance and variable annuity licenses. Mr. Barnett is a director of a non-profit organization. He is a graduate of Howard Payne University and earned an M.A. degree from Texas State University.

Patrick E. Falconio, 67, has been a director of FIC since August 2003. He serves on the Executive Committee, the Compensation Committee and is the Chairman of the Investment Committee.  Mr. Falconio served as executive vice president and chief investment officer of Aegon USA, Inc. from 1987 through his retirement in 1999. Prior to that, he worked at Life Investors Insurance Company, Lincoln National Life Insurance Company, and Prudential Insurance Company. In May 2004, Mr. Falconio was elected to the board of directors of Penn Treaty America Corp. He has a bachelors degree from Duquesne University and an MBA from the University of Georgia.

Richard H. Gudeman, 69, has been a director of FIC since August 2003. He serves on the Audit Committee, the Compensation Committee, and the Marketing Committee of the Board of Directors. Mr. Gudeman served as executive vice president at SunGard Insurance Systems, Inc., and as an actuary at Country Life Insurance Co., Washington National Insurance Co., State Farm Life Insurance Co. and Federal Life Insurance Co. over the last 30 years. He has a bachelors degree from Illinois State University and a masters degree from Northeastern University.

R. Keith Long, 60, has been Chairman of the Board of FIC since August 22, 2003. He serves on the Executive Committee, the Nominations/Governance Committee and the Investment Committee of the Board of Directors. Mr. Long has served as president of Otter Creek Management Inc., an investment advisory firm that manages investment funds, since founding it in 1991. From 1983 through January 1991, he worked at Morgan Stanley in its capital markets division. As chairman of the board of Financial Institutions Insurance Group, he oversaw its sale in a leveraged buy-out in 1996. Mr. Long has bachelors and MBA degrees from Indiana University.

Robert A. Nikels, 68, has been a director of FIC since November 1, 2005. He serves on the Audit Committee, the Investment Committee and the Marketing Committee of the Board of Directors.  Mr. Nikels is a retired insurance executive with more than 31 years experience in the life, annuity and health insurance business. He began his career as an actuarial student with the Lincoln National Life Insurance Company, becoming a Fellow of the Society of Actuaries in 1968. At Lincoln National he held various actuarial and management positions and retired as Senior Vice President Product Management in 1995. Mr. Nikels has a bachelors degree from Bradley University and a masters degree from the University of Illinois.

Lonnie Steffen, 58, has been a director of FIC since August 2003 and is Chairman of the Audit Committee. He also serves on the Executive Committee of the Board of Directors. He has served as president and chief financial officer of Homestead Risk Management since 2007. From 1997 through 2007, he served as president and chief financial officer of Dearborn Risk Management.  From 1991 through 1997, he served as chief financial officer of Financial Institutions Insurance Group. From 1986 through 1991, he served as chief financial officer of First Reinsurance Co. of Hartford. A certified public accountant, Mr. Steffen has a bachelors degree from Northern Illinois University.

Kenneth S. Shifrin, 58, has served as a director of FIC since June 10, 2003. He serves on the Executive Committee, the Audit Committee, and the Nominations/Governance Committee of the Board of Directors. Since 1985, he has worked for and most recently serves as Chairman of the Board and CEO of American Physicians Service Group, Inc., a management and financial services firm that provides medical malpractice insurance for doctors and brokerage and investment services to institutions and high net worth individuals.  He has served as CEO since 1989 and served as its President from 1989 to April 2007.  Mr. Shifrin served as Chairman of Prime Medical Services, Inc. from 1989 until November 2004, when that company merged with HealthTronics, Inc. Following the merger and until March, 2006, Mr. Shifrin was Vice Chairman of the Board of Directors of HealthTronics, a company which provides healthcare services, primarily to the urology community, and manufactures various medical devices. Mr. Shifrin is currently a director of HealthTronics.  From 1977 to 1985, Mr. Shifrin was employed at Fairchild Industries Corporation, most recently as the Vice President of Finance and Contracts at Fairchild Aircraft Corporation, a subsidiary of Fairchild Industries Corporation. From 1973 to 1976, Mr. Shifrin was a Senior Management Consultant with Arthur Andersen & Company. He is a graduate of Ohio State University where he received a Bachelors and Masters in Business Administration. Mr. Shifrin is a member of the World Presidents Organization.

Eugene J. Woznicki, 66, has been a Director of FIC since June 10, 2003. He serves on the Marketing Committee and chairs the Compensation Committee of the Board of Directors. Mr. Woznicki is currently President of North American Life Plans, LLC, which is a marketing company specializing in the development of products that fill all the financial needs of the Senior Market. Previously, he served as President of National Health Administrators, the largest privately held insurance agency specializing in long-term care insurance, from 1997 to March 2004. From 1995 to 1997, he served as a vice president of National Health Administrators. From 1992 to 1994, Mr. Woznicki was the Vice President-Special Projects of Purolator Products, Inc., one of the largest filter companies in the world. Mr. Woznicki was the founder and President of Nicki International Inc., a construction management firm completing industrial, commercial and residential projects worldwide, from 1978 to 1992. In October 2005, Mr. Woznicki was elected to the board of directors of Penn Treaty America Corporation, serving as chairman since October 19, 2007.  Mr. Woznicki is a graduate of Widener University where he also did graduate studies in business administration. Mr. Woznicki served as an advisory director to the School of Industrial Engineering, Texas Tech University, from 1988 to 1994.

Executive Officers of the Registrant

The executive officers and other significant employees of FIC as of February 29, 2008 are as follows:

Name	Position	Age
William B. Prouty	Chief Executive Officer	62
Michael P. Hydanus	Executive Vice President and Chief Operations Officer	56
Vincent L. Kasch	Chief Financial Officer	46

Mr. Prouty joined FIC in February 2007 as Chief Executive Officer, replacing Michael P. Hydanus, who had served as Interim President and Chief Executive Officer of the Company since November 2005.  Mr. Prouty is a partner at DLB Capital, LLC, a private equity and financial services advisory firm and has over 35 years experience in the insurance industry. From January 2005 to September 2006, Mr. Prouty worked as a consultant assisting a variety of private equity and industry clients. From February 2003 to December 2004, Mr. Prouty served as the Executive Vice President, Insurance Operations at the Conseco Insurance Group and then was Chief Operating Officer of Bankers Life & Casualty, Conseco’s largest autonomous subsidiary. From June 2000 to February 2003, Mr. Prouty was Chief Executive Officer of Campus Technology Solutions, a public-private joint venture between the University of Louisville and Novell, Inc.  In 1998, Mr. Prouty joined Novalis Corporation where he was Chief Operating Officer until the sale of the company in 2000.  From 1993 to 1998 he was with Harvard Pilgrim Health Care, most recently as Senior Vice President of Customer Service.  From 1986 to 1993, Mr. Prouty was a Partner with Ernst & Young.  He has a B.S. in Corporate Finance from Miami University, Oxford, Ohio.

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 2007, through December 31, 2007, all reports required by Section 16(a) to be filed by its directors, officers and greater than ten percent beneficial owners were filed on a timely basis.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities with respect to (i) the annual financial information to be provided to shareholders and the SEC, (ii) the system of internal controls that management has established, and (iii) the internal and external audit process. The independent auditors report directly to the Committee, which pre-approves all services that the independent auditors provide. In addition, the Audit Committee provides an avenue for communication between the independent accountants, financial management and the Board. Each of the members of the Audit Committee is “independent”, as defined by the current listing standards of Nasdaq. The members of the Audit Committee are Lonnie Steffen (Chairman), Richard H. Gudeman, Kenneth S. Shifrin, and Robert A. Nikels.

The Board of Directors has determined that Lonnie Steffen, who has chaired the Committee since August 2003, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC, and is “independent” as such term is defined in Item 7(d)(3)(iv) of Schedule 14A.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Financial Industries Corporation (for purposes of this Compensation Discussion and Analysis, the ”Company”) is a holding company engaged primarily in the life insurance business through its ownership of Investors Life. At December 31, 2007, the Company (including its subsidiaries) had 88 employees, all of whom worked in the Company’s home office operations. Financial Industries Corporation’s executive officers are the members of its management group. The Board of Directors has determined that the members of the management group are the only persons, other than directors, who have the authority to participate in major policy-making functions of the company and its direct and indirect subsidiaries. As of December 31, 2007, Financial Industries Corporation had three executive officers (“Executives”).

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

Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation.  The compensation of the Chief Executive Officer, however, is determined by the Board of Directors.  We do not currently engage any consultant related to executive compensation matters.

Elements of Our Compensation Plan and How It Relates to Our Objectives

Currently the Compensation Committee uses short-term compensation (salary and incentive bonus payment) and long-term compensation (stock based plan awards such as restricted stock awards or stock options) to achieve its goal of driving sustainable growth. The Compensation Committee uses its judgment and experience in determining the mix of compensation. The Compensation Committee also informs itself of market practices and uses market data for context and a frame of reference for decision making. Base salary and incentive bonus payments are determined and paid annually and are designed to reward current performance. Equity incentive plan awards such as restricted stock awards are designed to reward longer term performance. The Compensation Committee reviews total short-term and long-term compensation annually.  In allocating among these categories, the Compensation Committee currently believes that the Executives should receive a greater portion of their compensation in base salary.

During 2007, the Company employed three executive officers, William B. Prouty as Chief Executive Officer, Michael P. Hydanus as Executive Vice President and Chief Operations Officer, and Vincent L. Kasch as Chief Financial Officer.  Possible compensation for these individuals included short-term compensation in the form of a base salary and potential annual incentive award and long-term compensation in the form of stock-based compensation under the FIC Incentive Stock Plan which is subject to shareholder approval.

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

Using these guidelines, the Compensation Committee reviewed our fiscal 2007 results and evaluated the performance of each of our Executives. Based on such evaluations, the Compensation Committee determined the annual incentive bonus payment for each.   For the years 2007, 2006 and 2005, the Committee recommended minimal bonus awards. This decision reflected the continuing efforts of the Company to become current in its financial filings and to develop a business plan for the future operation of the Company.

Long-Term Compensation

The long-term incentive compensation that the Compensation Committee generally employs is the granting of stock options and restricted stock awards. The purpose of granting such awards is to provide a significant potential value that reinforces the importance of creating value for the shareholders of the Company.

The long-term incentive compensation is intended to motivate executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the interests of our shareholders. In 2005, the Committee recommended stock options for each of the executives who were employed during that period.  The Committee also, at its discretion, may recommend the award of shares of restricted stock.

Incentive Stock Plan. On May 4, 2004, the Board adopted the FIC Incentive Stock Plan.  This plan was subsequently approved by the shareholders of FIC on June 29, 2007. The plan provides for the award of incentive stock options, non-qualified stock options, or restricted stock to Key Employees.

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

The Company awarded grants totaling 150,000 shares to its named executive officers and other employees under the Incentive Stock Plan during its fiscal year ended December 31, 2007.  No grants were awarded during the fiscal year ended December 31, 2006.

Perquisites and Other Personal Benefits

Generally, the Company provides modest perquisites and other personal benefits, and only with respect to benefits or services that are designed to assist Executives in being productive and focused on their duties, and which management and the Compensation Committee believe are reasonable and consistent with the Company's overall compensation program. Management and the Compensation Committee periodically review the levels of perquisites or personal benefits provided to Executives.  Given the importance of developing business relationships to our success, our Executives are also reimbursed for initiation fees and dues they incur for club memberships deemed necessary for business purposes.  During its fiscal year ended December 31, 2007, the Company provided perquisites or other personal benefits to its chief executive officer, as disclosed in the accompanying Summary Compensation Table.

Compensation for the Executives

Annually, the Compensation Committee reviews the Executives’ performance against individual objectives such as business results versus preset business objectives, annual financial performance goals and our strategic performance initiatives.   The Compensation Committee then decides on their incentive bonus payments after considering input by the full Board.  During 2007, our Chief Executive Officer, William B. Prouty, and our Executive Vice President and Chief Operations Officer, Michael P. Hydanus, were parties to respective employment agreements governing the terms of their compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2007.  This report was adopted on March 7, 2008, by the Compensation Committee of the Board of Directors:

Eugene J. Woznicki, Chairman
Patrick E. Falconio
Richard H. Gudeman

Summary Compensation Table

The following table sets forth information, for the years ended December 31, 2007 and 2006, concerning the compensation of the Company’s chief executive officer and the other most highly compensated executive officers (the “named executive officers”) who were serving as executive officers at the end of each year, respectively.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards (6)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
William B. Prouty, Chief Executive Officer	2007	$356,923	(4)	$100	-	$189,840	$-	-	$37,932	(5)	$584,795

Michael P. Hydanus, Executive	2007	$247,524		$25,100	-	$25,428	$16,698	-	$9,000	(2)	$323,750
Vice President and COO	2006	$288,724	(1)	$5,000	-	$-	$-	-	$6,775	(2)	$300,499

Vincent L. Kasch,	2007	$189,157		$25,100	-	$78,429	$14,372	-	$9,000	(2)	$316,058
Chief Financial Officer	2006	$178,919	(1)	$10,000	-	$-	$-	-	$10,089	(2)	$199,008

(1)	This amount is slightly less than the negotiated salary as a result of the payroll conversion to payments in arrears.

(2)	Represents amounts contributed under the InterContinental Life Corporation Employees Savings and Investment Plan (“401K Plan”).

(3)	Represents amounts paid under the 2007 Pay Grade 12 and above Incentive Plan.

(4)	This amount reflects 25 pay periods effective with Mr. Prouty’s date of employment, February 1, 2007.

(5)	Represents Mr. Prouty’s reimbursable expenses per his employment agreement for an apartment ($26,477), car ($9,455), and reasonable and necessary business related expenses.

(6)	Represents stock compensation expense recognized under SFAS No. 123(R). See Note 11 in the consolidated financial statements.

The following employment agreements were in effect during 2007 with respect to the individuals listed in the Summary Compensation Table:

William B. Prouty. FIC engaged Mr. Prouty pursuant to the CEO Engagement Agreement, dated February 1, 2007. Under the terms of the CEO Engagement Agreement, Mr. Prouty will serve as the Chief Executive Officer of FIC from February 1, 2007 to January 31, 2008, unless terminated earlier in accordance with the CEO Engagement Agreement. Mr. Prouty will be paid a salary of $400,000 per year and will be provided an apartment and car in Austin, Texas.  Additionally, if there is a Change of Control (as defined in the CEO Engagement Agreement) and certain conditions are satisfied, Mr. Prouty would be paid $600,000. FIC and Mr. Prouty also entered into the Stock Option Agreement on February 1, 2007 pursuant to which Mr. Prouty was issued an option to purchase 150,000 shares of the common stock of FIC at a price of $7.45 per share. Fifty percent (50%) of the option vested on February 1, 2007, and the remaining fifty percent (50%) vested on June 21, 2007. The option expires on June 21, 2009.  (See also Item 13 – Certain Relationships and Related Transactions – Related Party Transactions in 2007.)

FIC and William Prouty entered into Amendment No. 1, effective as of January 31, 2008 (the "Amendment") to the CEO Engagement Agreement, dated as of February 1, 2007 (the "Employment Agreement"), between FIC and Mr. Prouty. The Amendment extends the term of Mr. Prouty's employment as FIC's Chief Executive Officer through the earlier of (i) the consummation of a Change of Control Transaction (as defined in the Employment Agreement), including without limitation the consummation of the merger pursuant to the Agreement and Plan of Merger, dated January 14, 2008, between Americo Life, Inc. and FIC (the "Americo Merger Agreement"), (ii) 5:00 p.m. on the 30th day following written notice to Mr. Prouty stating FIC's intention to terminate the Employment Agreement (or such later date specified in such written notice) or (iii) 5:00 p.m. on December 31, 2008.

In addition, the Amendment extends the period during which Mr. Prouty is entitled to a $600,000 change of control payment in the event a Change of Control Transaction (as defined in the Employment Agreement) is consummated. Under the terms of the original Employment Agreement, in order for Mr. Prouty to be entitled to the change of control payment, a Change of Control Transaction satisfying certain criteria had to be consummated on or before October 31, 2008. Pursuant to the terms of the Amendment, Mr. Prouty will be entitled to the $600,000 change of control payment in the event a Change of Control Transaction satisfying certain criteria is consummated on or before December 31, 2008.  The consummation of the merger pursuant to the Americo Merger Agreement will constitute a qualifying Change of Control Transaction under the Employment Agreement, which will trigger the $600,000 change of control payment to Mr. Prouty.

Except as expressly amended by Amendment No. 1, the CEO Engagement Agreement remains unmodified and continues in full force and effect.

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

Grants of Plan-Based Awards in 2007

The following table sets forth information concerning grants of Plan-Based Awards of the named executive officers during the year ended December 31, 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
William B. Prouty (3)	1-Feb	$-	$-	$-	-	-	-	-	150,000	$7.45	$189,840
Michael P. Hydanus	14-Nov	$-	$-	$-	-	-	-	-	5,000	$5.50	$8,691
Michael P. Hydanus (2)	2-Jul	$-	$-	$-	-	-	-	-	15,000	$6.00	$28,561
Vincent L. Kasch	14-Nov	$-	$-	$-	-	-	-	-	5,000	$5.50	$8,691
Vincent L. Kasch (1)	2-Jul	$-	$-	$-	-	-	-	-	20,000	$13.25	$84,136

(1)
Represents options granted by FIC in March 2004 to Vincent L. Kasch, in connection with his election as Chief Financial Officer of FIC as follows:  an option to purchase 20,000 shares of its common stock at a per share price of $13.25.  The grant was conditioned upon the approval by the shareholders of FIC of the Incentive Stock Plan pursuant to which the grants would be made.  This approval was given June 29, 2007 and the grants made.  Mr. Kasch was vested in 5,000 of the options on the first anniversary of his acceptance of the employment offer, and an additional 5,000 of the options on each of the following three such anniversaries.  The options will vest immediately in the event of an acquisition of more than 50% of the Company’s stock by a single shareholder (or affiliated shareholders) or a change in the majority of the members of the Company’s Board of Directors within a six-month period.

(2)
In connection with the election of Mr. Hydanus as Senior Vice President – Operations of FIC in May 2005, the Board of Directors agreed to grant Mr. Hydanus an option to purchase 15,000 shares of FIC’s common stock upon the approval of the Incentive Stock Plan by the shareholders of FIC.  The exercise price of such options will be equal to the fair market value of FIC’s common stock on the date of such grant, and one-third of the options will be deemed vested on each of the first three anniversaries of Mr. Hydanus’ acceptance of the employment offer.  Subject to shareholder approval of the Incentive Stock Plan, the options will vest immediately upon a Change of Control (as defined in Mr. Hydanus’ COO Employment Letter).  The Incentive Stock Plan was approved by the shareholders on June 29, 2007 and the options were awarded to Mr. Hydanus.  In previous public filings made by the Company, it was incorrectly disclosed that Mr. Hydanus received a grant, in May 2005, of an option to purchase 15,000 shares of FIC’s common stock at a per share exercise price of $8.50.

(3)	Represents stock options awarded pursuant to Mr. Prouty’s Employment Agreement and Executive Stock Option Plan.

Outstanding Equity Awards at Fiscal Year-End 2007

The following table sets forth information concerning outstanding equity awards of the named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
William B. Prouty (3)	150,000	-	-	$7.45	21-Jun-09	-	-	-	-
Michael P. Hydanus (4)	-	5,000	-	$5.50	14-Nov-17	-	-	-	-
Michael P. Hydanus (2)(5)	10,000	5,000	-	$6.00	15-Apr-15	-	-	-	-
Vincent L. Kasch (1)(6)	15,000	5,000	-	$13.25	15-Mar-14	-	-	-	-
Vincent L. Kasch (4)	-	5,000	-	$5.50	14-Nov-17	-	-	-	-

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

(2)
In connection with the election of Mr. Hydanus as Senior Vice President – Operations of FIC in May 2005, the Board of Directors agreed to grant Mr. Hydanus an option to purchase 15,000 shares of FIC’s common stock upon the approval of the Incentive Stock Plan by the shareholders of FIC.  The exercise price of such options will be equal to the fair market value of FIC’s common stock on the date of such grant, and one-third of the options will be deemed vested on each of the first three anniversaries of Mr. Hydanus’ acceptance of the employment offer.  Subject to shareholder approval of the Incentive Stock Plan, the options will vest immediately upon a Change of Control (as defined in Mr. Hydanus’ COO Employment Letter).  The Incentive Stock Plan was approved by the shareholders on June 29, 2007 and the options were awarded to Mr. Hydanus.  In previous public filings made by the Company, it was incorrectly disclosed that Mr. Hydanus received a grant, in May 2005, of an option to purchase 15,000 shares of FIC’s common stock at a per share exercise price of $8.50.

(3)
Represents stock options awarded pursuant to Mr. Prouty’s Employment Agreement and Executive Stock Option Plan.  Fifty percent (50%) of the options vested on February 1, 2007 and the remaining fifty percent (50%) vested on June 21, 2007.

(4)	One-third (1/3) of the options vest on each of November 14, 2008, November 14, 2009, and November 14, 2010.

(5)	Two-thirds (2/3) of the options vested July 2, 2007 and the remaining one-third (1/3) will vest on April 15, 2008.

(6)	Seventy-five percent (75%) of the options vested July 2, 2007 and the remaining twenty-five percent (25%) will vest on March 15, 2008.

Option Exercises and Stock Vested in 2007

No stock options were exercised and no stock awards vested with respect to the named executive officers during the fiscal year ended December 31, 2007.

Pension Benefits in 2007

No executives received payments or other benefits at, following, or in connection with his retirement.

Nonqualified Deferred Compensation in 2007

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

William B. Prouty

Mr. Prouty entered into a CEO Engagement Agreement with the Company on February 1, 2007, as amended effective January 31, 2008, pursuant to which he will be paid an annual salary of $400,000 and may, if certain conditions are satisfied, be entitled to a $600,000 payment upon a Change of Control Transaction, as further described below.

Change of Control

In the event of a Change of Control Transaction that is either approved by the Board or pursuant to which the Company and/or its shareholders receive consideration equivalent to at least $7.50 per share (after taking into account the Change of Control payment to Mr. Prouty) and that it is consummated on or before December 31, 2008, the Company is required to pay Mr. Prouty $600,000 in cash concurrently with the consummation of such Change of Control Transaction.

For purposes of the CEO Engagement Letter, a “Change of Control Transaction” means any transaction or series of transactions that result in (i) the acquisition by any person (or persons who would be deemed a person under Section 13d-3 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) of 50% or more of the outstanding shares of the Company’s common stock, or (ii) the sale of other transfer or disposition of all or substantially all of the consolidated assets of the Company; in each case, whether structured as a tender or exchange offer, share exchange, merger, consolidation, business combination, recapitalization, reorganization, liquidation, dissolution, or similar transaction or series of transactions.  The consummation of the merger pursuant to the Americo Merger Agreement will constitute a qualifying Change of Control Transaction under the Employment Agreement, which will trigger the $600,000 change of control payment to Mr. Prouty.

Termination Without Cause

The Board may terminate Mr. Prouty’s engagement under his CEO Engagement Agreement at any time without any Cause, provided that, so long as Mr. Prouty is not in violation of any of the provisions of the Non-Solicitation, Confidentiality and Discoveries and Works Clause of his CEO Engagement Agreement, the Company shall continue to make salary payments to Mr. Prouty until the earlier of (i) the consummation of a Change of Control Transaction (as defined in the Employment Agreement), including without limitation the consummation of the merger pursuant to the Agreement and Plan of Merger, dated January 14, 2008, between Americo Life, Inc. and FIC (the "Americo Merger Agreement"), (ii) 5:00 p.m. on the 30th day following written notice to Mr. Prouty stating FIC's intention to terminate the Employment Agreement (or such later date specified in such written notice) or (iii) 5:00 p.m. on December 31, 2008.

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

Michael P. Hydanus

Pursuant to the terms of his COO Letter, Mr. Hydanus may be entitled to certain payments and benefits upon a termination of his employment or a change in control of the Company, as described below.  Mr. Hydanus’ salary for 2007 was $247,524, and his eligibility for an annual bonus is determined prior to the beginning of each fiscal year, based on goals established by Mr. Hydanus and the board of directors.

Termination Without Cause; Good Reason; Change in Control

In the event Mr. Hydanus is terminated without Cause, or he terminates his employment with Good Reason, he will be entitled to a continuation of salary payments for twelve months after the date of termination. In the event Mr. Hydanus is terminated without Cause, or he terminates his employment with Good Reason, at any time within twelve months of a Change of Control, he will be entitled to a continuation of salary payments for twenty-four months after the date of termination. In addition, upon a Change of Control, the options granted to Mr. Hydanus pursuant to the COO Letter will immediately become vested.

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

Vincent L. Kasch

Pursuant to the terms of his February 17, 2004 employment letter and a Change of Control agreement with the Company effective September 7, 2006, Mr. Kasch may be entitled to certain payments and benefits upon a termination of his employment or a change in control of the Company, as described below.  His salary for 2007 and 2006 was $189,157 and $178,919, respectively.

Change in Control and Termination Without Cause

Pursuant to the terms of Mr. Kasch’s employment letter, if the Company discharges him from employment without cause, he will be entitled to a continuation of his salary payments for six months after the date of termination.  Mr. Kasch’s employment letter also provides that the options granted to him pursuant to such employment letter (see “Outstanding Equity Awards at Fiscal Year-End 2007”) will immediately become vested in the event of (i) an acquisition of more than 50% of the Company’s stock by a single shareholder (or affiliated shareholders) or (ii) a change in the majority of the members of the Company’s Board of Directors within a six-month period.

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

Compensation of Directors in 2007

The following table sets forth certain information with respect to the compensation of each member of the Company’s Board of Directors during the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compen-sation Earnings	All Other Compensation	Total
R. Keith Long	$40,000	$41,999	$8,527	-	-	-	$90,526

John D. Barnett	$39,000	$15,996	$8,527	-	-	-	$63,523

Patrick E. Falconio	$60,750	$21,998	$8,527	-	-	-	$91,275

Richard H. Gudeman	$56,000	$16,994	$8,527	-	-	-	$81,521

Robert A. Nikels	$59,000	$18,495	$4,947	-	-	-	$82,442

Lonnie L. Steffen	$63,000	$21,000	$8,527	-	-	-	$92,527

Kenneth J. Shifrin	$60,500	$21,000	$8,527	-	-	-	$90,027

Eugene J. Woznicki	$43,000	$14,496	$8,527	-	-	-	$66,023

(1)
Represents stock received in lieu of cash payments for director fees under FIC Stock Plan for Non-Employee Directors. FIC common stock shares paid to each director are as follows:
Long - 6,942; Barnett - 2,644; Falconio - 3,636; Gudeman - 2,809; Nikels - 3,057; Steffen - 3,471; Shifrin - 3,471; Woznicki - 2,396

(2)	Represents stock compensation expense recognized under SFAS No. 123R.

(3)
Each director was granted 25,000 options, all of which remain outstanding as of December 31, 2007.  The grant date fair value for the awards to Messrs Long, Barnett, Falconio, Gudeman, Steffen, Shifrin, and Woznicki is $51,308.  The grant date fair value for the award to Mr. Nickels is $46,698.

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

At its meeting on September 1, 2004, the Board of Directors approved the establishment of a stock option plan for non-employee directors of the Company, subject to the approval of the plan by the shareholders of the Company at the next Annual Meeting of Shareholders. The plan, which reserves 400,000 shares for issuance, provides for the grant to each non-employee director options to acquire 25,000 shares of the common stock of the Company, at current market price at the time that the plan is approved by the shareholders, and allows for discretionary grants to subsequently elected directors and to directors who are reelected. Such options would have a ten-year term, would vest in three equal annual installments beginning with the first anniversary of the date on which the option was granted, and would vest earlier upon specified events.  This plan was approved by the shareholders on June 29, 2007 and the above options were granted at that time.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners

The following table presents information as of February 29, 2008, as to all persons who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the Company’s Common Stock.

		Percent of
	Number of	Outstanding
Name and Address	Shares Owned	Shares

Roy F. and Joann Cole Mitte Foundation	968,804 (1)	9.46%
6836 Bee Caves Road, Suite 262
Austin, Texas 78746
Investors Life Insurance Company of North America	1,427,073 (2)	12.23%
6500 River Place Blvd., Building One
Austin, TX 78730
Fidelity Management & Research Company	1,294,465 (3)	12.64%
82 Devonshire Street
Boston, MA 02109
Financial & Investment Management Group, Ltd.	944,466 (4)	9.22%
111 Cass St.
Traverse City, MI 49684
R. Keith Long
Otter Creek Partners I, L.P.
Otter Creek International, Ltd.	592,374 (5)	5.78%
222 Lakeview Avenue, Suite 1130
West Palm Beach, FL 33401

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

(4)
Based on information reported on a Schedule 13G filed by Financial & Investment Management Group, Ltd. on January 29, 2008. According to the 13G filing, Financial & Investment Management Group, Ltd. is a registered investment advisor managing individual client accounts. All shares represented in the 13G are held in accounts owned by the clients of Financial & Investment Management Group, Ltd. and Financial & Investment Management Group, Ltd. disclaims beneficial ownership of the shares.

(5)
Based on information reported on a Schedule 13D filed jointly by R. Keith Long, Otter Creek Partners I, L.P. (“OCP”), and Otter Creek International, Ltd. (“OCI”) on January 3, 2008.  According to the 13D filing, all shares are held by the respective individuals or entities for investment purposes.  Mr. Long serves as the sole director and sole shareholder of Otter Creek Management, Inc. (“OCM”).  OCM serves as the sole general partner of OCP and investment advisor of OCP and OCI.  Mr. Long disclaims beneficial ownership of the shares held by OCP and OCI, except to the extent of his pecuniary interest therein.

Stock Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 29, 2008, by (i) each director, (ii) the named executive officers of the Company listed in the Summary Compensation Table above and (iii) the directors and executive officers of the Company as a group:

Name and Address	Number of Shares Owned	Percent of Outstanding Shares

Non-Employee Directors:
R. Keith Long	592,374 (1)(4)	5.78%
John D. Barnett	8,391 (4)	*
Patrick E. Falconio	12,009 (4)	*
Richard H. Gudeman	7,057 (4)	*
Robert A. Nikels	6,270 (4)	*
Lonnie L. Steffen	8,718 (4)	*
Kenneth J. Shifrin	8,718 (3)(4)	*
Eugene J. Woznicki	8,644 (4)	*

Current Executive Officers:
William B. Prouty	150,000 (5)	1.46%
Vincent L. Kasch	15,737 (2)(5)	*
Michael P. Hydanus	10,307 (2)(5)	*

Directors, executive officers and other persons as a group (11 persons)	828,225	8.09%

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

(2)	Owned in 401(k) plan account, subject to vesting, as a result of employer matching contribution program.

(3)	Does not include 385,000 shares owned by American Physicians Service Group, Inc., of which Mr. Shifrin is CEO and Chairman. Mr. Shifrin disclaims beneficial ownership of such shares.

(4)	Includes shares issued under the Stock Plan, effective September 30, 2005. For additional information, see the section entitled “Compensation of Directors.”

(5)	Includes stock options that are exercisable and considered beneficially owned.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions in 2007

FIC entered into an Engagement Letter (the "Engagement Letter"), dated February 1, 2007, between FIC and DLB Capital Fund FNIN, LLC ("DLB"), pursuant to which FIC agreed to pay DLB $439,996 for management consulting services over the term of the Engagement Letter, which shall terminate on January 31, 2008, unless terminated earlier in accordance with the Engagement Letter.  DLB is a Wilton, Connecticut-based Private Equity firm focusing primarily on the financial services sector. The group was formed to specialize in management buyouts, corporate divestitures, leveraged buyouts, re-capitalizations and public to private transactions.  At the effective date of the Engagement Letter, William Prouty had a business relationship with DLB but he no longer maintains any affiliation with DLB.  For the year ended December 31, 2007, FIC has incurred expenses totaling $421,659 under this agreement, including payments of $366,660.  The agreement terminated on January 31, 2008 pursuant to the terms of the Engagement Letter.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table reflects fees for audit services rendered by BDO Seidman, LLP, the Company’s principal accounting firm, for the audit of the year ended December 31, 2007 and by Deloitte & Touche LLP for the audit of the year ended December 31, 2006 and fees billed for other services by BDO Seidman, LLP and Deloitte & Touche LLP during those periods, respectively:

	2007		2006
	BDO Seidman	Deloitte	Deloitte

Audit fees	$1,150,000	$185,564	$2,640,008
Audit-related fees	-	36,982	-
Tax fees	-	-	-
All other fees	-	-	-

Total fees billed	$1,150,000	$222,546	$2,640,008

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

The following consolidated financial statements of Financial Industries Corporation and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2007

Report of Independent Registered Public Accounting Firm for the years ended December 31, 2006 and 2005

Consolidated Balance Sheets, as of  December 31, 2007 and 2006.

Consolidated Statements of Operations, for the years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Changes in Shareholders’ Equity, for the years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows, for the years ended December 31, 2007, 2006, and 2005.

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

3.	Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits beginning on Page 72.

(b)	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Financial Industries Corporation
(Registrant)

By:	/s/ William B. Prouty	By:	/s/Vincent L. Kasch
William B. Prouty, President		Vincent L. Kasch, Chief Financial Officer,
and Chief Executive Officer		(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2008.

/s/ R. Keith Long	/s/ Richard H. Gudeman
R. KEITH LONG, CHAIRMAN	RICHARD H. GUDEMAN, DIRECTOR

/s/ John Barnett	/s/ Kenneth Shifrin
JOHN BARNETT, DIRECTOR	KENNETH SHIFRIN, DIRECTOR

/s/ Robert A. Nikels	/s/ Lonnie Steffen
ROBERT A. NIKELS, DIRECTOR	LONNIE STEFFEN, DIRECTOR

/s/ Eugene Woznicki	/s/ Patrick E. Falconio
EUGENE WOZNICKI, DIRECTOR	PATRICK E. FALCONIO, DIRECTOR

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement by and between Family Life Corporation and The Manhattan Life Insurance Company dated December 8, 2006 (19)
2.2	Agreement and Plan of Merger by and between Financial Industries Corporation, Americo Life, Inc., and Americo Acquisition Corp. dated January 14, 2008 (25)
2.3	Amendment No. 1 to Agreement and Plan of Merger by and between Financial Industries Corporation, Americo Life, Inc., and Americo Acquisition Corp. dated February 20, 2008 (25)
3.1	Articles of Incorporation of Financial Industries Corporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation of FIC, dated November 12, 1996 (2)
3.3	Bylaws of Financial Industries Corporation (1)
3.4	Amendment to Bylaws of Financial Industries Corporation dated February 29, 1992 (5)
3.5	Amendment to Bylaws of Financial Industries Corporation dated June 16, 1992 (5)
3.6	Amendment to Articles of Incorporation of Financial Industries Corporation dated May 18, 2001 (6)
4.1	Indenture Agreement between FIC and Wilmington Trust Company, as trustee, pertaining to the issuance by FIC of the Floating Rate Senior Debt Securities due 2033 (8)
10.01	Senior Notes Subscription Agreement between FIC and InCapS Funding I, Ltd. (8)
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

10.11	Non-Qualified Deferred Compensation Plan (10)
10.12	Financial Industries Corporation Equity Incentive Plan, dated November 4, 2002 (7)
10.13	Amended and Restated Stock Option Grant Agreement (6)
10.14	Financial Industries Corporation Stock Fee Plan for Non-Employee Directors, effective as of September 30, 2005 (16)
10.15	Financial Industries Corporation 2004 Incentive Stock Plan (24)
10.16	Stock Option Plan for Non-Employee Directors (24)
10.17	Stock Purchase and Option Agreement by and between Financial Industries Corporation and American Physicians Service Group, Inc.(8)
10.18
Stock Option Agreement by and among Financial Industries Corporation, Equita Financial and Insurance Services of Texas, Inc., and, solely for purposes of Section 4.5 of the agreement, M&W Insurance Services, Inc. (8)

10.19	Stock Option Agreement between Financial Industries Corporation and William P. Tedrow (8)
10.20
Registration Rights Agreement by and among Financial Industries Corporation, American Physicians Service Group, Inc., M&W Insurance Services, Inc., Equita Financial and Insurance Services of Texas, Inc. (8)

10.21	Investment Management Agreement dated as of October 20, 2003 by and between, Investors Life Insurance Company of North America and Conning Asset Management Company (10)
10.22	Lease Agreement dated as of June 1, 2005, between Investors Life Insurance Company of North America and River Place Pointe, L.P. (10)
10.23	Settlement Agreement in the litigation entitled Otter Creek Partnership I, L.P.v. Financial Industries Corporation, Civil Action No. GN302872 in the District Court, Travis County, Texas (10)
10.24	Letter Agreement dated as of April 5, 2004 between Jeffrey H. Demgen and the Registrant with respect to the termination of Mr. Demgen’s active employment (10)
10.25	Employment Letter dated February 17, 2004 provided to Vincent L. Kasch (11)
10.26	Letter of Agreement effective September 7, 2006 by and between Vincent L. Kasch and Financial Industries Corporation regarding change of control (18)
10.27	Employment Letter dated April 19, 2005 provided to Michael P. Hydanus regarding position of Chief Operating Officer (9)
10.28	Employment Letter dated January 1, 2006 provided to Michael P. Hydanus regarding position of Chief Executive Officer (13)
10.29	Severance Agreement dated September 27, 2005 by and between Bruce Boisture and Financial Industries Corporation (12)
10.30	Consulting Agreement effective January 5, 2006 by and between Theodore A. Fleron and Financial Industries Corporation (14)
10.31	CEO Engagement Agreement dated February 1, 2007 by and between William Prouty and Financial Industries Corporation (20)
10.32	Amendment No. 1 to CEO Engagement Agreement dated January 31, 2008 by and between William Prouty and Financial Industries Corporation (26)
10.33	Stock Option Agreement dated February 1, 2007 between Financial Industries Corporation and William Prouty (20)
10.34	Engagement letter dated February 1, 2007 confirming the agreement between DLB Capital Fund FNIN, LLC and Financial Industries Corporation (20)
10.35	Coinsurance Agreement by and between Investors Life Insurance Company of North America and Family Life Insurance Company dated December 29, 2006 (19)
10.36	Administrative Services Agreement between FIC Insurance Services, L.P. and Family Life Insurance Company dated December 29, 2006 (19)
10.37	Employment Letter dated February 22, 2007 provided to William McCarthy regarding position of Senior Vice President and Chief Actuary (21)
10.38	Letter of Agreement dated April 26, 2007 by and between William McCarthy and Financial Industries Corporation regarding change of control (22)
14.1	Code of Ethics for Senior Executives and Financial Officers (10)
14.2	Business Ethics and Practices Policy (10)
16.1	Letter dated September 14, 2005 regarding change of independent accountant (15)
16.2	Letter dated September 12, 2007 regarding change of independent accountant (23)
23.1	Consent of Independent Registered Public Accounting Firm *
23.2	Consent of Independent Registered Public Accounting Firm *
21.1	Subsidiaries of the Registrant *
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *
32.1	Chief Executive Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 *
32.2	Chief Financial Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 *

*  Filed herewith.

(1)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1985.
(2)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1993.

(4)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for 1996.
(5)	Incorporated by reference to the Exhibits filed with FIC’s S-4 filed on February 1, 2001.
(6)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2001.
(7)	Incorporated by reference to the Exhibits filed with FIC’s Quarterly Report on Form 10-Q filed on November 14, 2002, for the nine-month period ended September 30, 2002.
(8)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated June 10, 2003.
(9)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated May 6, 2004.
(10)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated May 4, 2004.
(12)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated October 3, 2005.
(13)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 13, 2006.
(14)	Incorporated by reference to the Exhibit filed with FIC’s Current Report on Form 8-K dated January 6, 2006.
(15)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated September 14, 2005.
(16)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated September 30, 2005.
(17)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated September 7, 2006.
(19)	Incorporated by reference to the Exhibits filed with FIC’s Annual Report on Form 10-K for the year ended December 31, 2005.
(20)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated February 7, 2007.
(21)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated March 1, 2007.
(22)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated May 7, 2007.
(23)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated September 6, 2007.
(24)	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2007.
(25)	Incorporated by reference to the Preliminary Proxy Statement on Schedule 14A dated February 20, 2008.
(26)	Incorporated by reference to the Exhibits filed with FIC’s Current Report on Form 8-K dated February 6, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Financial Industries Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheet of Financial Industries Corporation and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2007.  Our audit also included the 2007 financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedules presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Financial Industries Corporation and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2007 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion  thereon.

BDO SEIDMAN, LLP

Dallas, Texas
March  17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Financial Industries Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheet of Financial Industries Corporation and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2006.  Our audits also included the 2006 and 2005 financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Financial Industries Corporation and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2006 and 2005 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for the funded status of its defined benefit pension plan as required by accounting guidance which the Company adopted on December 31, 2006.

DELOITTE & TOUCHE LLP

Dallas, Texas
May 30, 2007

 FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2007	2006
	(In thousands)
ASSETS

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $507,977 and $536,618 at December 31, 2007 and 2006)	$499,274	$520,957
Equity securities, at fair value (cost of $7,474 and $6,534 at December 31, 2007 and 2006)	9,573	9,805
Policy loans	27,959	30,189
Short-term investments	-	7,473
Total investments	536,806	568,424

Cash and cash equivalents	49,439	55,603
Deferred policy acquisition costs	15,285	14,429
Present value of future profits of acquired business	6,565	7,749
Agency advances and other receivables, net of allowance for doubtful accounts of $221 and $173 at December 31, 2007 and 2006	3,397	929
Reinsurance receivables	27,510	29,061
Accrued investment income	6,592	6,772
Deferred income taxes	294	1,891
Due premiums	201	237
Property and equipment, net	258	550
Other assets	2,370	1,679
Separate account assets	338,743	350,987

Total assets	$987,460	$1,038,311

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued

	December 31,

	2007	2006
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$424,941	$453,671
Future policy benefits	114,878	117,097
Other policy claims and benefits payable	7,273	6,907
Notes payable	15,000	15,000
Other liabilities	19,170	33,968
Separate account liabilities	338,743	350,987
Total liabilities	920,005	977,630

Commitments and contingencies (Notes 12 and 13)

Shareholders’ equity:
Common stock, $.20 par value; 25,000,000 shares authorized; 12,533,798 and 12,533,402 shares issued in 2007 and 2006; 10,240,896 and 10,210,385 shares outstanding in 2007 and 2006	2,507	2,507
Additional paid-in capital	70,174	70,046
Accumulated other comprehensive loss	(5,761)	(9,586)
Retained earnings	20,113	17,703
Treasury stock, at cost; 2,292,902 and 2,323,017 shares in 2007 and 2006	(19,578)	(19,989)
Total shareholders’ equity	67,455	60,681

Total liabilities and shareholders’ equity	$987,460	$1,038,311

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2007	2006	2005
	(In thousands)

Revenues:
Premiums, net	$8,323	$5,921	$5,020
Earned insurance charges	30,386	31,745	32,803
Net investment income	31,005	29,321	25,841
Real estate income, net	-	-	575
Net realized gains on real estate	-	517	9,243
Net realized gains (losses) on fixed maturities and other investments	78	(11)	(631)
Other	7,069	4,920	2,705
Total revenues	76,861	72,413	75,556

Benefits and expenses:
Policyholder benefits and expenses	30,796	26,731	29,850
Interest expense on contractholder deposit funds	17,225	17,976	18,439
Amortization of deferred policy acquisition costs	2,066	1,156	1,604
Amortization of present value of future profits of acquired business	988	902	1,146
Operating expenses	20,375	20,614	21,808
Interest expense	1,427	1,410	1,147
Total benefits and expenses	72,877	68,789	73,994

Income from continuing operations before federal income taxes	3,984	3,624	1,562

Federal income tax expense (benefit):
Current	(189)	(148)	470
Deferred	577	3,057	150

Income from continuing operations	3,596	715	942

Loss from discontinued operations, net of taxes (Note 2)	-	(25,497)	(1,107)

Net income (loss)	$3,596	$(24,782)	$(165)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, continued

	Year Ended December 31,

	2007	2006	2005
	(In thousands, except per share data)

Net income (loss) per share:

Basic:
Weighted average common shares outstanding	10,241	9,863	9,821
Basic earnings per share:

Income from continuing operations	$0.35	$0.07	$0.09

Discontinued operations	-	(2.58)	(0.11)

Net income (loss) per share	$0.35	$(2.51)	$(0.02)

Diluted:

Weighted average common shares and common share equivalents	10,314	9,863	9,821
Diluted earnings per share:

Income from continuing operations	$0.35	$0.07	$0.09

Discontinued operations	-	(2.58)	(0.11)

Net income (loss) per share	$0.35	$(2.51)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital
	(In thousands)

Balance at January 1, 2005	12,517	$2,504	$70,398
Comprehensive income (loss):
Income from continuing operations
Loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations
Discontinued operations
Treasury stock distributed in lieu of cash fee			(25)
Treasury stock contributed to Company 401(k) Plan			4

Balance at December 31, 2005	12,517	2,504	70,377
Comprehensive income (loss):
Income from continuing operations
Loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations
Discontinued operations
Adjustment to apply SFAS No. 158, net of tax
Sale of treasury stock			(324)
Treasury stock distributed in lieu of cash fee			(4)
Other	17	3	(3)

Balance at December 31, 2006	12,534	2,507	70,046
Comprehensive income (loss):
Income from continuing operations
Loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations
Discontinued operations
Purchase of treasury stock
Treasury stock distributed in lieu of cash fee			(235)
Share-based compensation expense			363
Cumulative effect of change in accounting principle for FIN 48

Balance at December 31, 2007	12,534	$2,507	$70,174

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, continued

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at January 1, 2005	$1,446	$(1,017)	$(5,096)	$(4,667)
Comprehensive income (loss):
Income from continuing operations
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
Comprehensive income (loss):
Income from continuing operations
Loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations	484	(2,329)	4,167
Discontinued operations	24	567	-
Total comprehensive income (loss) from:
Continuing operations	484	(2,329)	4,167	2,322
Discontinued operations	24	567	-	591
Adjustment to apply SFAS No. 158, net of tax			(2,160)	(2,160)
Sale of treasury stock
Treasury stock distributed in lieu of cash fee
Other

Balance at December 31, 2006	2,159	(7,676)	(4,069)	(9,586)
Comprehensive income (loss):
Income from continuing operations
Loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations	(774)	3,687	912
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations	(774)	3,687	912	3,825
Discontinued operations
Purchase of treasury stock
Treasury stock distributed in lieu of cash fee
Share-based compensation expense
Cumulative effect of change in accounting principle for FIN 48

Balance at December 31, 2007	$1,385	$(3,989)	$(3,157)	$(5,761)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, continued

	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	(In thousands)

Balance at January 1, 2005	$42,650	$(23,342)	$87,543
Comprehensive income (loss):
Income from continuing operations	942
Loss from discontinued operations	(1,107)
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations	942		(3,992)
Discontinued operations	(1,107)		(1,845)
Treasury stock distributed in lieu of cash fee		213	188
Treasury stock contributed to Company 401(k) Plan		173	177

Balance at December 31, 2005	42,485	(22,956)	82,071
Comprehensive income (loss):
Income from continuing operations	715
Loss from discontinued operations	(25,497)
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations	715		3,037
Discontinued operations	(25,497)		(24,906)
Adjustment to apply SFAS No. 158, net of tax			(2,160)
Sale of treasury stock		2,789	2,465
Treasury stock distributed in lieu of cash fee		178	174
Other			-

Balance at December 31, 2006	17,703	(19,989)	60,681
Comprehensive income (loss):
Income from continuing operations	3,596
Loss from discontinued operations
Other comprehensive income (loss) from:
Continuing operations
Discontinued operations
Total comprehensive income (loss) from:
Continuing operations	3,596		7,421
Discontinued operations
Purchase of treasury stock		(349)	(349)
Treasury stock distributed in lieu of cash fee		760	525
Share-based compensation expense			363
Cumulative effect of change in accounting principle for FIN 48	(1,186)		(1,186)

Balance at December 31, 2007	$20,113	$(19,578)	$67,455

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2007	2006	2005
	(In thousands)
Continuing Operations:

Cash flows from operating activities:
Net income (loss)	$3,596	$(24,782)	$(165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	25,497	1,107
Amortization of deferred policy acquisition costs	2,066	1,156	1,604
Amortization of present value of future profits of acquired business	988	902	1,146
Net realized gains on investments	(78)	(506)	(8,612)
Depreciation	314	283	1,880
Share-based compensation	363	-	-
Changes in operating assets and liabilities:
Accrued investment income	180	(514)	(1,554)
Agency advances and other receivables	(2,468)	1,957	307
Reinsurance receivables	1,551	6,177	(804)
Due premiums	36	30	15
Deferred policy acquisition costs	(4,099)	(1,746)	(349)
Other assets	(691)	50	120
Policy liabilities and accruals	3,260	(4,476)	(1,375)
Other liabilities	(14,798)	11,900	(1,443)
Deferred federal income taxes	1,079	4,683	2,138
Net activity from trading securities	-	-	1,057
Other	(691)	4,270	1,691
Net cash provided by (used in) operating activities of continuing operations	(9,392)	24,881	(3,237)

Cash flows from investing activities:
Fixed maturities purchased	(87,288)	(56,304)	(172,201)
Real estate capital expenditures	-	-	(544)
Proceeds from sales and maturities of fixed maturities	115,038	54,441	59,074
Proceeds from sales of real estate	-	647	101,304
Net proceeds from sale of insurance subsidiary	-	25,002	-
Net (increase) decrease in short-term investments	7,473	(6,269)	58,312
Net decrease in policy loans	2,230	2,747	2,365
Purchase of property and equipment	(33)	(33)	(316)
Net cash provided by investing activities of continuing operations	$37,420	$20,231	$47,994

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Year Ended December 31,

	2007	2006	2005
	(In thousands)

Cash flows from financing activities:
Contractholder fund deposits	$23,114	$27,661	$29,894
Contractholder fund withdrawals	(56,957)	(56,541)	(62,599)
Sale (purchase) of treasury stock	(349)	2,465	-
Net cash used in financing activities of continuing operations	(34,192)	(26,415)	(32,705)

Net increase (decrease) in cash and cash equivalents	(6,164)	18,697	12,052

Cash and cash equivalents, beginning of year	55,603	36,906	24,854

Cash and cash equivalents, end of year	$49,439	$55,603	$36,906

Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	$-	$3,885	$(6,587)

Net cash provided by (used in) investing activities of discontinued operations	-	(28,799)	7,378

Net cash used in financing activities of discontinued operations	-	(1,761)	(1,306)

Decrease in cash and cash equivalents	-	(26,675)	(515)

Cash and cash equivalents at beginning of year	-	26,675	27,190

Cash and cash equivalents at end of year	$-	$-	$26,675

Supplemental Cash Flow Disclosures:
Income taxes refunded, net	$(617)	$(5,238)	$(591)

Interest paid	$1,459	$1,398	$1,115

Treasury stock distributions	$525	$174	$365

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL INDUSTRIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

Financial Industries Corporation (“FIC” or the “Company”) is principally engaged in marketing and underwriting individual life insurance and annuity products through its life insurance subsidiary,  Investors Life Insurance Company of North America (“Investors Life”).  Investors Life is licensed to sell individual life insurance and annuity products in 49 states, the District of Columbia, and the U.S. Virgin Islands as of December 31, 2007.  Such products are marketed through both captive and independent agency systems. The Company also acquires and administers existing portfolios of individual life insurance and annuity products.

Other significant wholly owned subsidiaries are:  Family Life Corporation (“FLC”), FIC Realty Services, Inc. (“FIC Realty”), FIC Property Management, Inc. (“FIC Property”), FIC Financial Services, Inc., FIC Insurance Services, L.P., InterContinental Life Corporation (“ILCO”), ILG Securities Corporation, and ILG Sales Corporation.

Pending Merger

FIC entered into a definitive agreement on January 14, 2008 for the merger of the Company into a direct, wholly-owned subsidiary of Americo Life, Inc.  Additionally, on January 31, 2008, the Company determined that it will immediately cease underwriting new policies.  In doing so, FIC has terminated its agreements with certain independent insurance agents.  FIC will continue to manage its existing block of insurance policies and will continue to earn commissions on policies sold by agents appointed with its subsidiary, ILG Sales Corporation, under marketing agreements with unrelated insurance companies.  See Note 18, Subsequent Events, for additional information regarding merger.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include (1) liabilities for policy benefits and claims, (2) valuation allowances for deferred income tax assets, (3) valuation allowances for agency advances, (4) recoverability of deferred policy acquisition costs and present value of future profits of acquired businesses, and (5) impairment losses on fixed maturity securities.

Investments

The Company's general investment philosophy is to hold fixed maturities for long-term investment. However, fixed maturities may be sold prior to their maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, all the Company’s fixed-maturity investments are classified as available for sale and are carried at fair value. Unrealized gains and losses on fixed maturities available for sale are not recognized in the consolidated statement of operations but are reported as a separate component of shareholders’ equity in accumulated other comprehensive income, net of effects on deferred policy acquisition costs (“DAC”) and present value of future profits of acquired business (“PVFP”) and related income taxes.  However, if a decline in fair value is deemed to be other than temporary, the investment is reduced to its net realizable value and a realized loss is recorded in the consolidated statement of operations.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated and used to accrue income (loss) in subsequent accounting periods.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of 3 to 8 years. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation on property and equipment was $2,904,000 and $2,707,000 as of December 31, 2007 and 2006, respectively.

Deferred Policy Acquisition Costs (“DAC”)

The cost of acquiring new business, principally first-year commissions and certain costs of the policy issuance and underwriting departments, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs related to traditional life insurance products are deferred and amortized to expense using actuarial methods that include the same assumptions used to estimate future policy benefits. Acquisition costs related to interest-sensitive products are deferred and amortized in proportion to the estimated annual gross profits over the expected lives of the contracts.  Loss recognition analysis with respect to deferred policy acquisition costs is evaluated periodically on an aggregate basis that combines deferred acquisition costs with the present value of future profits on acquired business.  No loss recognition adjustments were necessary for the years ended December 31, 2007, 2006, and 2005.

Present Value of Future Profits on Acquired Business (“PVFP”)

The present value of future profits of acquired traditional life business is amortized over the premium-paying period of the related policies in proportion to the estimated annual premium revenue applicable to such policies. During 2007, interest on the unamortized balance was accreted at rates from 3.8% to 8.5%.

For interest-sensitive products, these costs are amortized in relation to the expected gross profits of the policies. Retrospective adjustments of these amounts for interest sensitive products are made periodically along with a revision to the estimates of current or future gross profits to be realized from an acquired group of policies.

Loss recognition analysis with respect to present value of future profits is evaluated periodically on an aggregate basis that combines deferred policy acquisition costs with the present value of future profits on acquired business.

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

Policy Liabilities and Contractholder Deposit Funds

Liabilities for future policy benefits related to traditional life products are accrued as premium revenue is recognized. The liabilities are computed using the net level premium method, or an equivalent actuarial method. The investment yield assumption varies by calendar year and is based on Company experience and expectations.  Interest assumptions varied from 4.4% to 11.0% at December 31, 2007 and 2006. Expense assumptions and assumptions for withdrawals vary by product, issue age, and policy duration, and are based on Company experience and expectations.  Assumptions for mortality are based upon industry experience as modified to reflect Company experience.  Assumptions also reflect a provision for adverse deviation, where appropriate. Mortality tables used are various modifications of the 1975-1980 Select & Ultimate ALB mortality tables.

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

Federal Income Taxes

The Company computes deferred income taxes utilizing the asset and liability method. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are anticipated to reverse.

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

Stock Option Plans and Other Equity Incentive Plans

For the year 2005, the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” SFAS No. 123 allows companies to follow existing accounting rules (Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”)) provided that pro forma disclosures are made of what net income and earnings per share would have been had the Company recognized expense for stock-based awards based on their fair value at date of grant. The fair value disclosure assumes that fair value of option grants were calculated at the date of grant using the Black-Scholes option pricing model.  APB 25 prescribes the intrinsic value based method of accounting for stock options.  Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire stock.  No stock options were granted to employees for the years ended December 31, 2006 and 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. SFAS 123(R) was originally effective July 1, 2005 but later deferred by the Securities and Exchange Commission to January 1, 2006.  The adoption of this statement had no impact on the Company’s 2006 consolidated financial statements as no options were granted or outstanding during 2006.

The Company uses the simplified method calculation as defined in SEC Staff Accounting Bulletin No. 107, for “plain vanilla” options as that term is further defined in the bulletin, and represents the period of time that the options are expected to be outstanding.

Net Income (Loss) Per Share

Net income (loss) per share is calculated based on two methods:  basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent issuance of securities that would result in an increase in earnings per share amounts or a decrease in loss per share amounts (anti-dilution). Both methods are presented on the face of the accompanying consolidated statements of operations.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes − an Interpretation of FASB Statement No. 109” ("FIN 48"), which clarifies the accounting for uncertainty in tax positions.  FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheets; and provides transition and interim period guidance, among other provisions.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  As a result of the implementation of FIN 48, the Company recognized a $1,441,000 increase in the liability for unrecognized tax benefits and a $1,186,000 increase in deferred tax assets offset by a $931,000 increase in the valuation allowance for deferred tax assets, resulting in a $1,186,000 reduction to the January 1, 2007 balance of retained earnings.  The Company also reclassified to the liability for unrecognized tax benefits at adoption $3,522,000 of current tax liabilities (previously recorded as a reduction to current tax receivables) and $503,000 of deferred tax liabilities for a total unrecognized tax benefit liability of $5,466,000.

Insurance Contracts

Effective January 1, 2007, the Company adopted American Institute of Certified Public Accountants’ Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”). This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  The provisions of SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings.  The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not plan to adopt SFAS 159.

In December, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  Under SFAS 141R, as under SFAS No. 141, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  Statement 141R will also change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R.  SFAS 141R is not expected to have a material impact on the Company’s consolidated financial statements as the Company is currently not anticipating any future acquisitions.

In December, 2007, the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 documents the views of SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123, “Share-Based Payment.”  The guidance in this release is effective January 1, 2008.  SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements.

2.     Discontinued Operations – Sale of Family Life Insurance Company

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

Also, prior to the closing of the sale, the Family Life Pension Plan, along with its assets and liabilities, was transferred at net book value from Family Life to its upstream parent company and all current and future obligations of the Family Life Pension Plan remain the responsibility of the Company. Accordingly, the Family Life Pension Plan liabilities and costs were not included in discontinued operations.

Family Life owned 648,640 shares of FIC common stock prior to the sale.  Such shares were reflected as treasury stock in the Company’s consolidated financial statements.  Immediately preceding and as a condition of the sale of Family Life, 324,320 of these shares were acquired by the Company and the remaining 324,320 shares remained with Family Life at the time of the sale.  Accordingly, the shares that remained with Family Life are now reflected as outstanding common stock shares as of December 31, 2007 and 2006, and have been reflected as a sale of treasury stock in the accompanying consolidated financial statements.

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

In conjunction with the sale, Family Life also entered into an administrative services agreement with the Company for a three month period following the sale.  Pursuant to the agreement, the Company provided administrative services for Family Life through March 31, 2007, at which time Manhattan Life assumed all responsibilities for administering the Family Life business.  The Company earned fees totaling $807,000 in the first quarter of 2007 for services performed for Family Life in accordance with the agreement. See Note 13 regarding litigation with Manhattan Life.

Effective with the beginning of the fourth quarter of 2007, the Company made the decision to cease sales of mortgage protection term products.  As the Company will no longer sell any mortgage term products subject to the coinsurance agreement, the Company recognized in income $1.3 million of the deferred revenue liability in the quarter ended September 30, 2007.  This amount was reflected in other income in the accompanying consolidated statement of operations.  The remaining $100,000 of the original liability balance relates to policies sold and recorded in the period from April 1, 2007 through September 30, 2007 which were subject to the coinsurance agreement.  This amount will be amortized to income in future periods over the lives of these policies.  Amortization of this remaining liability totaling $7,500  has been recognized through December 31, 2007.

The following table provides details regarding the operating results and loss on the sale of Family Life reported as discontinued operations in the consolidated statements of operations:

	Year Ended December 31,
	2006	2005
	(In thousands)

Revenues:
Premiums, net	$17,122	$18,081
Earned insurance charges	6,862	7,218
Net investment income	5,294	5,306
Net realized gains (losses) on fixed maturities and other investments	(3)	245
Other	13	9
Total revenues	29,288	30,859

Benefits and expenses:
Policyholder benefits and expenses	12,411	10,572
Interest expense on contractholder deposit funds	2,511	3,693
Amortization of deferred policy acquisition costs	7,276	8,391
Amortization of present value of future profits of acquired business	1,278	1,565
Operating expenses	6,967	8,312
Total benefits and expenses	30,443	32,533

Loss from discontinued operations before federal income taxes	(1,155)	(1,674)

Federal income tax benefit	(52)	(567)

Loss from discontinued operations, net of tax	(1,103)	(1,107)
Loss from sale of discontinued operations, net of tax of $0	(24,394)	-

Loss from discontinued operations	$(25,497)	$(1,107)

3.     Investments

Fixed Maturities and Equity Securities

Investments in fixed maturities and equity securities and related unrealized gains and losses are detailed as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$34,608	$399	$-	$35,007
States, municipalities and political subdivisions	19,666	187	731	19,122
Corporate	338,904	2,448	4,885	336,467
Mortgage-backed and asset-backed	114,799	206	6,327	108,678

Total fixed maturities	$507,977	$3,240	$11,943	$499,274

Equity securities available for sale	$7,474	$2,110	$11	$9,573

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$69,482	$137	$1,161	$68,458
States, municipalities and political subdivisions	19,759	169	570	19,358
Corporate	324,907	744	7,171	318,480
Mortgage-backed and asset-backed	122,470	185	7,994	114,661

Total fixed maturities	$536,618	$1,235	$16,896	$520,957

Equity securities available for sale	$6,534	$3,282	$11	$9,805

Investors Life is required to maintain assets on deposit with state regulatory authorities. Such assets are included in fixed maturities and have an aggregate fair value of $5.2 million and $5.1 million at December 31, 2007 and 2006, respectively.

For investments of fixed maturities that have unrealized losses at December 31, 2007 and 2006, the fair value, gross unrealized losses, and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury and other U.S. government agencies and corporations	$-	$-	$-	$-	$-	$-
States, municipalities, and political subdivisions	3,931	36	12,991	695	16,922	731
Corporate	77,381	1,058	115,724	3,827	193,105	4,885
Mortgage-backed and asset-backed	10,623	70	91,286	6,257	101,909	6,327

Fixed maturities available for sale	$91,935	$1,164	$220,001	$10,779	$311,936	$11,943

	2006
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury and other U.S. government agencies and corporations	$5,340	$81	$60,325	$1,080	$65,665	$1,161
States, municipalities, and political subdivisions	5,198	86	11,969	484	17,167	570
Corporate	72,563	1,042	173,203	6,129	245,766	7,171
Mortgage-backed and asset-backed	4,271	97	102,811	7,897	107,082	7,994

Fixed maturities available for sale	$87,372	$1,306	$348,308	$15,590	$435,680	$16,896

At December 31, 2007, the Company held no U.S. Treasury securities with unrealized losses. At December 31, 2006, the Company held twelve U.S. Treasury securities with unrealized losses caused by market interest rate increases. The average unrealized loss on these securities was 2% of carrying value at December 31, 2006.

At December 31, 2007, the Company held four investments in debt securities issued by states, municipalities, and political subdivisions with unrealized losses caused primarily by market interest rate increases. The average unrealized loss on these securities, rated A- or higher by a credit ratings agency, was 4% of carrying value. At December 31, 2006, the Company held four investments in debt securities issued by states, municipalities, and political subdivisions with unrealized losses caused primarily by market interest rate increases. The average unrealized loss on these securities, rated A- or higher by a credit ratings agency, was 3% of carrying value.

At December 31, 2007, the Company held fifty-two investments in debt securities issued by corporations with unrealized losses caused primarily by market interest rate increases. The average unrealized losses on fifty-one securities with investment grade ratings (BBB- or higher) was 2% of carrying value. The unrealized loss on one security with less than investment grade rating was 22% of carrying value. At December 31, 2006, the Company held fifty-nine investments in debt securities issued by corporations with unrealized losses caused primarily by market interest rate increases. The average unrealized losses on fifty-two securities with investment grade ratings (BBB- or higher) was 3% of carrying value. The average unrealized losses on seven securities with less than investment grade ratings was 5% of carrying value, including securities issued by General Motors, Ford Motor Company, Ford Motor Credit Company and HCA with average unrealized losses of 6% of carrying value caused largely by credit ratings declines.

At December 31, 2007, the Company held twenty-five investments in mortgage-backed or asset-backed securities with unrealized losses caused by interest rate increases, including two securities with unrealized losses of less than $1,000. The average unrealized loss on these securities was 6% of carrying value. At December 31, 2006, the Company held twenty-eight investments in mortgage-backed or asset-backed securities with unrealized losses caused by interest rate increases, including five securities with unrealized losses of less than $1,000. The average unrealized loss on these securities was 7% of carrying value.

Because of the Company’s ability and intent to hold these investments until recovery of fair value, which may be maturity or earlier if called, the Company does not consider these unrealized losses to be other than temporary.

During the third quarter of 2005, the Company identified a security which was considered impaired and reduced its carrying value by $918,000. This security was sold in the fourth quarter of 2005. There were no other impairments in the carrying value of investments in 2007, 2006 or 2005 which were considered other than temporary.

The Company’s fixed maturity securities reflect gross unrealized losses of $11.9 million as of December 31, 2007.  Approximately 91.7% of the unrealized losses are related to investment grade securities.  The Company believes these unrealized losses are primarily related to increases in market interest rates.

Investments in fixed maturities in an unrealized loss position are detailed by Standard & Poor’s credit rating as follows:

	December 31, 2007		December 31, 2006

		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)

AAA	$120,573	$(7,686)	$194,308	$(10,182)
AA	25,255	(43)	44,657	(885)
A	94,342	(2,144)	138,738	(3,688)
BBB	50,921	(1,081)	40,681	(1,319)
BB and other below investment grade	20,845	(989)	17,296	(822)
	$311,936	$(11,943)	$435,680	$(16,896)

As part of the Company’s ongoing investment review, the Company has reviewed its fixed maturities and equity securities investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2007 or 2006. Due to the issuers’ continued satisfaction of their obligations in accordance with their contractual terms and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on these investments at December 31, 2007 and 2006 were temporary.

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

The amortized values and market values of fixed maturities at December 31, 2007, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized	Fair
	Value	Value
	(In thousands)

Due in one year or less	$58,358	$58,332
Due after one year through five years	128,395	129,656
Due after five years through ten years	155,258	153,194
Due after ten years	51,167	49,414
Mortgage-backed and asset-backed securities	114,799	108,678

Total fixed maturities	$507,977	$499,274

The net change in unrealized gains (losses) on fixed maturities available for sale and equity securities represent a component of accumulated other comprehensive income for the years ended December 31, 2007, 2006, and 2005. The following is a summary of the change in unrealized gains (losses) for continuing operations, net of the effects on DAC and PVFP and related deferred income taxes, that are reflected in accumulated other comprehensive income for the periods presented.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Fixed maturities	$6,958	$(5,341)	$(8,056)
Equity securities	(1,172)	733	347
Gross unrealized gains (losses)	5,786	(4,608)	(7,709)
Effect on other balance sheet accounts	(1,373)	1,812	1,720
Deferred federal income taxes	(1,500)	951	2,035

Net change in unrealized gains (losses) on investments	$2,913	$(1,845)	$(3,954)

The following table sets forth unrealized holding gains (losses) on investments arising during the year that includes both continuing and discontinued operations and the reclassification adjustments required for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Reclassification adjustments:
Unrealized holding gains (losses) on investments arising during the period, net of taxes	$2,883	$(1,836)	$(3,536)
Reclassification adjustments for gains (losses) included in net income, net of taxes	30	(9)	(418)

Unrealized gains (losses) on investments, net of reclassification adjustment, net of taxes	$2,913	$(1,845)	$(3,954)

Net Investment Income

The components of net investment income are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Fixed maturities	$27,026	$27,453	$23,340
Policy loans	2,119	2,192	2,369
Other	2,371	198	696
Gross investment income	31,516	29,843	26,405
Investment expenses	(511)	(522)	(564)

Net investment income	$31,005	$29,321	$25,841

Net Realized Gains on Real Estate

On June 1, 2005, the Company sold the River Place Pointe office complex to a non-affiliated party in an all-cash transaction for a gross purchase price of $103 million. Under the terms of the sale agreement, the Company entered into a lease with the purchaser with respect to all of the space in Building One for a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000.  However, the prevailing market rate at the time of the sale-leaseback of the building was $18 per square foot on an annual basis.  As a result, since the rental rate stated in the lease was unreasonable in relation to market conditions at the inception of the lease, a portion of the profit on the sale was deferred based on the stated rental amount in excess of the prevailing market rate.

The Company realized a gain of $10.6 million on the sale, which includes both a 2005 realized gain of $8.5 million and a deferred gain of $2.1 million to be recognized over the period from the sale date through March 31, 2008.  The lease provides the Company with a right of cancellation of the lease at March 31, 2008.  Accordingly, as the Company has the right to cancel the lease, the deferred portion of the gain is being amortized over the period ending March 31, 2008.

During 2005, the Company also sold three properties generating gross proceeds of $1.2 million and realized gains of $761,000. During the first quarter of 2006, the Company sold its remaining three properties generating gross proceeds of $646,000 and realized gains of $517,000.

Net Realized Investment Gains (Losses) on Fixed Maturities

Proceeds and gross realized gains (losses) from sales of fixed maturities available for sale are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Proceeds	$42,734	$-	$4,547

Gross realized gains	$586	$-	$32
Gross realized losses	540	-	6

Net realized gains (included in "net realized gains (losses) on fixed maturities and other investments")	$46	$-	$26

Non-income Producing Investments

The Company had no investments at December 31, 2007 and 2006 that were non-income producing for the preceding twelve months.

4.     Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)

Financial assets:
Fixed maturity securities available for sale	$499,274	$499,274	$520,957	$520,957
Equity securities	9,573	9,573	9,805	9,805
Policy loans	27,959	33,801	30,189	36,443
Short-term investments	-	-	7,473	7,473
Cash and cash equivalents	49,439	49,439	55,603	55,603
Separate account assets	338,743	338,743	350,987	350,987

Financial liabilities:
Separate account liabilities	$338,743	$338,743	$350,987	$350,987
Deferred annuities	101,406	99,246	112,181	109,212
Notes payable	15,000	15,000	15,000	15,000
Supplemental contracts	8,965	8,965	10,003	10,003

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

5.     Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Deferred policy acquisition costs, beginning of year	$14,429	$11,671	$11,878
Policy acquisition costs deferred	4,099	1,746	349
Amortization, net of interest accretion	(2,066)	(1,156)	(1,604)
Adjustments for unrealized gains/losses on investment securities	(1,177)	2,168	1,048

Deferred policy acquisition costs, end of year	$15,285	$14,429	$11,671

6.     Present Value of Future Profits of Acquired Business

An analysis of the present value of future profits of acquired business follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Present value of future profits of acquired business, beginning of year	$7,749	$9,007	$9,483
Accretion of interest	547	622	762
Amortization	(1,535)	(1,524)	(1,908)
Adjustments for unrealized gains/losses on investment securities	(196)	(356)	670

Present value of future profits of acquired business, end of year	$6,565	$7,749	$9,007

Anticipated amortization of the present value of future profits net of interest accretion for each of the next five years is as follows (in thousands):
2008	$802
2009	$728
2010	$740
2011	$531
2012	$413

7.     Notes Payable

In May, 2003, the Company issued $15 million aggregate principal amount of Floating Rate Senior Notes due 2033 (the “Senior Notes”) and entered into a Senior Notes Subscription Agreement with InCapS Funding I, Ltd. (“InCapS”), wherein InCapS agreed to purchase the Senior Notes. The uncollateralized Senior Notes were issued on May 22, 2003, pursuant to an indenture between FIC and Wilmington Trust Company, as Trustee.

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

The entire principal amount of the Senior Notes and any accrued but unpaid interest may become immediately due and payable upon an event of default, which includes: (1) failure to pay interest within 30 days of any due date; (2) failure to pay principal when due; (3) the bankruptcy or insolvency of FIC; or (4) the merger of FIC or sale of all or substantially all of its assets unless the successor entity to a merger is a United States corporation (or a foreign corporation that agrees to be bound by certain tax provisions). The terms of the Senior Notes also place certain limitations on the offer or sale of securities of FIC if it would render invalid the exemption of the notes issued in connection with the loan from the registration requirements of the Securities Act of 1933. As of December 31, 2007, the Company is in compliance with all provisions of this agreement.

8.     Income Taxes

 The Company  filed a consolidated federal income tax return with its subsidiaries, except for Investors Life and ILG Securities, which filed separate returns. Beginning in 2007 the Company is eligible to elect to file a consolidated federal income tax return with all of its subsidiaries including Investors Life and ILG Securities.

Total income taxes were allocated as follows:
	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Tax provision (benefit) on income or loss from:
Continuing operations	$388	$2,909	$620
Discontinued operations	-	(52)	(567)
Total tax provision (benefit) on income or loss	388	2,857	53

Tax provision (benefit) on components of shareholders’ equity:
Net unrealized gains/losses on:
Fixed maturities available for sale	1,899	(908)	(2,522)
Equity securities	(399)	262	106
Pension liability	278	424	(28)
Total tax provision (benefit) on shareholders’ equity	1,778	(222)	(2,444)

Total provision (benefit) for income taxes	$2,166	$2,635	$(2,391)

The provision for income taxes is less than the amount of income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax income from continuing operations as a result of the following differences:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Income taxes at the statutory rate	$1,357	$1,232	$531
Increase (decrease) in taxes resulting from:
Dividends received deduction	(45)	(42)	(41)
Tax liabilities	66	(411)	-
Valuation allowance	(1,047)	2,027	134
Other items, net	57	103	(4)

Total provision for income taxes on continuing operations	$388	$2,909	$620

The provision (benefit) for income taxes differs from the income taxes determined by applying the U.S. statutory income tax rate of 34% to pre-tax loss from discontinued operations for the years ended December 31, 2006 and 2005, as a result of the following differences (in thousands):

	Year Ended December 31,
	2006	2005
	(In thousands)

Income taxes at the statutory rate	$(8,687)	$(569)
Increase (decrease) in taxes resulting from:
Disallowed loss on sale of subsidiary	7,867	-
Tax on sale of parent stock	425	-
Valuation allowance	427	-
Other items, net	(84)	2

Total benefit for income taxes on discontinued operations	$(52)	$(567)

Provision has not been made for state and foreign income tax expense since this expense is minimal. Premium taxes are paid to various states where premium revenue is earned. Premium taxes are included in the consolidated statements of operations as operating expenses.

Current federal income taxes (payable) receivable totaled $2.5 million and $(.7) million at December 31, 2007 and 2006, respectively.

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company’s assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax liabilities:
Deferred policy acquisition costs	$1,796	$885
Present value of future profits of acquired business	2,174	2,510
Deferred and uncollected premium	68	81
Reinsurance receivables	1,992	1,717
Prepaid expenses	1,730	1,538
Other taxable temporary differences	325	312
Total deferred tax liabilities	8,085	7,043

Deferred tax assets:
Policy reserves	1,609	2,124
Net operating loss carry forward	12,508	11,205
Unrealized loss on securities	1,342	2,842
Stock options	123	-
Separate accounts	293	293
Pension liability	1,684	2,088
Other deductible temporary differences	2,878	2,683
Total deferred tax assets	20,437	21,235
Valuation allowance	(12,058)	(12,301)
Net deferred tax assets	8,379	8,934

Net deferred tax assets	$(294)	$(1,891)

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of “gain from operations” of Investors Life was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as “policyholders’ surplus accounts.” Subject to certain limitations, “policyholders’ surplus” is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in this account for Investors Life at December 31, 2007, was $12.6 million, of which $4.4 million would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders’ surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 2007, Investors Life has approximately $165.5 million in the aggregate in its shareholders’ surplus account from which distributions could be made without incurring any federal tax liability.

FIC and its subsidiaries have no taxes paid in prior years that can be recovered in the event of future operating losses.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,441,000 increase in the liability for unrecognized tax benefits and a $1,186,000 increase in deferred tax assets offset by a $931,000 increase in the valuation allowance for deferred tax assets, resulting in a $1,186,000 reduction to the January 1, 2007 balance of retained earnings.  The Company also reclassified to the liability for unrecognized tax benefits at adoption $3,522,000 of current tax liabilities (previously recorded as a reduction to current tax receivables) and $503,000 of deferred tax liabilities for a total unrecognized tax benefit liability of $5,466,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest of $750,000, is as follows:

Liability for
Unrecognized
Tax Benefits
(In thousands)

Balance at January 1, 2007	$4,717
Reductions for tax positions of prior years	-
Additions for tax positions of prior years	155
Additions for tax positions of the current tax year	15
Decreases related to settlements with the taxing authorities	-
Reductions as a result of the lapse of the statute of limitations	(5)

Balance at December 31, 2007	$4,882

The statute of limitations related to the consolidated Federal income tax return and the separate tax returns of ILG Securities and Investors Life are closed for all tax years up to and including 2003. Due in part to the Company’s net operating loss carryforward position, the Company’s closed tax years can be examined for the purpose of reducing net operating losses and other tax attributes generated in closed years but carried forward to open tax years.  The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company’s Federal tax returns and any significant state tax returns are not currently under examination.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.9 million at December 31, 2007.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $0.6 million and $0.8 million at December 31, 2007 and January 1, 2007, respectively.

At December 31, 2007, the Company had nonlife net operating loss carry forwards of approximately $35.3 million, which will begin to expire in 2008. Approximately $33.4 million of these loss carry forwards are not scheduled to expire until years 2018 through 2027 and $29.3 million is available to offset taxable income of members of the FIC group excluding Investors Life.  The Company has life net operating loss deduction carryforwards of approximately $1.5 million, which will begin to expire in 2019.

The Company has a valuation allowance of $12.1 million as of December 31, 2007 and 12.3 million as of December 31, 2006.  The decrease in the valuation allowance in 2007 is composed of a $931,000 increase related to the adoption of FIN 48 at January 1, 2007, offset by a $1.2 million decrease during 2007.  Of the $1.2 million decrease during 2007, the amount of the decrease allocated to continuing operations and other comprehensive income was $1.1 million and $0.1 million, respectively.  The Company recorded an increase to the valuation allowance of $2.1 million during 2006.  Of the $2.1 million increase in 2006, the amount of the increase (decrease) allocated to continuing operations, discontinued operations, and other comprehensive income was $2.0 million, $0.5 million, and $(0.4) million respectively.

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of deferred tax assets is dependent  upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. Management has established a valuation allowance of $12.1  million and $12.3  million as of December 31, 2007 and 2006, respectively. Management has determined, primarily due to the Company’s cumulative loss position over the past three years and significant limitations prescribed by the Internal Revenue Code, that it is more likely than not that a portion of the deferred tax assets will not be realized through reductions of future taxes. Specifically, the Internal Revenue Code limits the yearly utilization of nonlife deferred tax assets against life insurance deferred tax liabilities. The valuation allowance has been established primarily against the portion of the nonlife deferred tax assets that have expiration dates prior to which those deferred assets could be utilized against life insurance deferred tax liabilities. These deferred tax assets are mainly comprised of the nonlife net operating losses described above. As previously disclosed in Note 2, during 2006 the Company sold one of its life insurance subsidiaries which had significant net deferred tax liabilities. These deferred tax liabilities were used, in part, to support the conclusion that a portion of the Company’s beginning of year nonlife net deferred tax asset was more likely than not to be realized. The sale of this subsidiary and its net deferred tax liabilities was a change in circumstances that caused a change in judgment about the realization of the nonlife deferred tax assets in future years. As a result, management determined that it was more likely than not, based on the weight of the available evidence, that an additional  $1.5 million valuation allowance was needed at December 31,  2006 against the beginning of year deferred tax assets previously supported by the life insurance subsidiary’s deferred tax liabilities. This increase in the valuation allowance was part of the $2.0 million increase in valuation allowance from continuing operations during 2006.

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

Total life insurance in force was $3.5 billion and $3.8 billion at December 31, 2007 and 2006, respectively. Of these amounts, life insurance in force totaling $444 million and $409 million was ceded to reinsurance companies. Reinsurance contracts are primarily on a yearly renewable term basis representing 74.6% and 65.0% of ceded life insurance in force at December 31, 2007 and 2006, respectively. Investors Life maintains reinsurance treaties under which it reinsures all of the mortality risks under accidental death benefit policies, and substantially all of the contractual obligations and risks under accident and health and disability income policies.

Policy liabilities and contractholder deposit funds are reported in the consolidated financial statements before considering the effect of reinsurance ceded. The insurance subsidiaries remain liable to the extent the reinsurance companies are unable to meet their obligations under the reinsurance agreements.

The components of reinsurance receivables as presented in the consolidated financial statements are as follows:

	December 31,
	2007	2006
	(In thousands)

Receivable related to modified coinsurance agreement	$20,565	$23,771
Future policy benefits ceded	3,193	2,865
Other reinsurance recoverables	2,575	1,527
Other policy claims and benefits	1,177	898

Total reinsurance receivables	$27,510	$29,061

The amounts in the consolidated statements of operations have been reduced by reinsurance ceded as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Premiums	$734	$717	$1,754

Policyholder benefits and expenses	$705	$1,193	$1,818

Estimated amounts recoverable from reinsurers on paid claims are $577,000 and $238,000 in 2007 and 2006, respectively. These amounts are included in reinsurance receivables in the consolidated financial statements at December 31, 2007 and 2006.

10.     Shareholders’ Equity

Dividend Restrictions

On March 18, 2004, Investors Life was re-domesticated to the State of Texas.  Accordingly, the ability to pay dividends by this insurance company is regulated by the Texas Department of Insurance.  Under current Texas law, any proposed payment of an “extraordinary dividend” requires a 30-day prior notice to the Texas Insurance Commissioner, during which period the Commissioner can approve the dividend, disapprove the dividend, or fail to comment on the notice, in which case the dividend is deemed approved at the end of the 30-day period. An “extraordinary dividend” is a distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the statutory net gain from operations for the preceding calendar year. Payment of a regular dividend requires that the insurer's earned surplus after dividends or distributions must be reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs.  No dividends were paid to the Company by Investors Life or Family Life in 2007, 2006 or 2005. Pursuant to statutory limitations, the maximum dividend payment which could be made by Investors Life in 2008, without the prior approval of the TDI is approximately $4.1 million.

Regulatory Capital Requirements of Insurance Companies

The Texas Department of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners (“NAIC”).  The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.  The RBC solvency margins for Investors Life at December 31, 2007 and 2006 were in excess of NAIC minimum standards.

NAIC IRIS Ratios

The NAIC Regulatory Information System (“IRIS”) ratios cover 12 categories of financial data with defined “usual” ranges for each such category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall outside of the usual range for one or more ratios, and such variances may result from specific transactions that are, by themselves, immaterial or eliminated at the consolidation level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges may be subject to increased regulatory oversight. For 2007 and 2006 Investors Life had four ratios which were outside the usual ranges, which were primarily related to changes in investment income and changes in premium, product mix, and reserving. The ratios were outside the usual ranges primarily due to a recapture of ceded reinsurance by Family Life from Investors Life during 2006.  This recapture occurred prior to the sale of Family Life.  For statutory accounting purposes, the recapture affected premium income and change in policy reserves which caused ratios to fall outside the usual ranges in both 2006 and 2007.  Excluding the effects of the reinsurance recapture, Investors Life would have had one ratio outside the usual ranges, which related to investment income. Investors Life continues to maintain capital and surplus positions which significantly exceed risk-based capital (“RBC”) and other regulatory requirements.

Capital and Surplus of Insurance Company

Capital and surplus of Investors Life as determined in accordance with statutory accounting practices prescribed or permitted by the State of Texas at December 31, 2007 and 2006, was $47.8 million and $43.0 million, respectively. Statutory net income was $3.9 million, $5.6 million, and $10.7 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Investors Life prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Texas. The prescribed or permitted accounting practices for Texas differs in certain instances from the NAIC Accounting Practices and Procedures Manual (“NAIC SAP”).  As of December 31, 2007 and 2006, Investors Life utilized no accounting practices which differed from NAIC SAP.  As a result, there were no differences in statutory capital and surplus between NAIC SAP and practices prescribed by the State of Texas.

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

d.
Effective March 31, 2004, all employees covered under the plan were terminated.  No new employees are permitted to enter or re-enter the plan.  Thus, as of December 31, 2007 and 2006, the plan only consists of retirees currently receiving pensions and vested terminated employees entitled to future benefits upon attaining normal or early retirement age.

Average Final Earnings are the highest average Considered Earnings during any five consecutive years while an active participant. Total Credited Past Service plus Credited Future Service is limited to 30 years.  A detail of plan disclosures, based on a measurement date of December 31 for each year, is provided below.

A curtailment occurred on January 1, 2004 when the decision was made to terminate the employment of all active participants in the plan as discussed in item (d) above.  The plan was subsequently amended to prevent any new or rehired employee from entering or reentering the plan in the future.  Thus, the plan is now frozen.

Settlements occurred on September 30, 2006 and December 31, 2007, 2006 and 2005 due to the settlement of several former employees’ plan obligations through the payment of lump sums.  A settlement occurs whenever the lump sums paid during the year exceed the sum of the plans Service Cost and Interest Cost components of expense for that year.  The settlements resulted in the recognition of charges to expense totaling $182,000, $433,000 and $361,000 for 2007, 2006 and 2005, respectively.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”).  SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension plan in its December 31, 2006 consolidated financial statements, with a corresponding adjustment to accumulated other comprehensive income, net of tax, eliminating the minimum pension liability provision of SFAS No. 87.  However, as the plan  has been frozen as of December 31, 2005, there is no effect of this adoption on the consolidated financial statements of the Company as the funded status based on accumulated benefit obligation (calculated under the provisions of SFAS No. 87) and the funded status based on projected benefit obligation (calculated under the provisions of SFAS No. 158) remain the same.  Any actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income.  Those amounts will be subsequently recognized as net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The pension costs for the Family Life Pension Plan include the following components:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Service cost for benefits earned during the year	$-	$-	$-
Interest cost on projected benefit obligation	416	440	464
Expected return on plan assets	(425)	(412)	(405)
Amortization of unrecognized prior service cost	-	-	-
Amortization of unrecognized (gains) losses	67	90	105
Recognition of net loss due to settlement	182	433	361

Net periodic benefit cost	$240	$551	$525

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2007	2006	2005

Discount rate	5.63%	5.25%	5.25%
Expected long-term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	N/A	N/A	N/A

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

The following summarizes the obligations and funded status of the Family Life Pension Plan:

	December 31,
	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$7,640	$8,970
Service cost	-	-
Interest cost	416	440
Benefits paid	(132)	(121)
Liability actuarial gain	(169)	(580)
Annual lump sum distribution or other expected settlements	(522)	(1,069)
Benefit obligation at end of year	7,233	7,640

Change in plan assets:
Fair value of plan assets at beginning of year	5,945	5,655
Actual return on plan assets	379	556
Employer contributions	441	924
Benefits paid	(132)	(121)
Annual lump sum distribution or other expected settlements	(522)	(1,069)
Fair value of plan assets at end of year	6,111	5,945

Funded status at end of year	$(1,122)	$(1,695)

Amounts recognized in the Company's consolidated financial statements:
Assets	$-	$-
Liabilities (included in "other liabilities")	(1,122)	(1,695)

Net amount recognized	$(1,122)	$(1,695)

Amounts recognized in accumulated other comprehensive income:
Net loss	$2,520	$2,893
Prior service cost	-	-

Net amount recognized	$2,520	$2,893

	December 31,
	2007	2006
	(In thousands)

Projected benefit obligation	$7,233	$7,640
Accumulated benefit obligation	$7,233	$7,640
Fair value of plan assets	$6,111	$5,945

Weighted average assumptions used to determine benefit obligations:

	December 31,
	2007	2006

Discount rate	5.96%	5.63%
Rate of compensation increase	N/A	N/A

The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2008 is $58,000, before taxes.

The plan’s asset allocations are as follows:

	December 31,
	2007	2006

Equity securities	44%	56%
Debt securities	31%	37%
Cash and cash equivalents	25%	7%

Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. The plan’s targeted asset allocation under its investment policy is as follows:  equities – 45% to 55%; debt securities – 40% to 50%; and cash and cash equivalents – 5% to 15%.

The estimated contribution to the plan for 2008 is $350,000.  No plan assets are expected to be returned to the Company during the year ended December 31, 2008.

The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

Year	Estimated Benefit Payments
(In thousands)

2008	$1,019
2009	$1,559
2010	$350
2011	$783
2012	$707
Years 2013 through 2017	$1,944

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

The incremental effect of applying SFAS No. 158 on individual line items in the accompanying consolidated balance sheet at December 31, 2006 is described below:

	Before		After
	Implementation	Implementation	Implementation
	of SFAS 158	Adjustments	of SFAS 158
	(In thousands)

Assets for pension benefits	$3,358	$(3,250)	$108
Deferred income taxes	801	1,090	1,891
Total assets	1,040,471	(2,160)	1,038,311
Accumulated other comprehensive income (loss)	(7,426)	(2,160)	(9,586)
Total shareholders' equity	62,841	(2,160)	60,681

The pension costs for the ILCO Pension Plan include the following components:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Service cost for benefits earned during the period	$-	$15	$46
Interest cost on projected benefit obligation	1,070	1,048	1,047
Expected return on plan assets	(1,493)	(1,400)	(1,379)
Amortization of unrecognized (gains) losses	77	184	136
Amortization of unrecognized prior service cost	-	-	-

Net periodic benefit cost	$(346)	$(153)	$(150)

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2007	2006	2005

Discount rate	5.80%	5.50%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	3.75%	3.75%

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

The following summarizes the obligations and funded status of the ILCO Pension Plan:

	December 31,
	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$19,199	$19,334
Service cost	-	15
Interest cost	1,070	1,048
Benefits paid	(995)	(890)
(Gain) loss due to experience	(1,141)	(308)
Benefit obligation at end of year	18,133	19,199

Change in plan assets:
Fair value of plan assets at beginning of year	19,307	18,106
Actual return on plan assets	1,093	2,091
Employer contributions	-	-
Benefits paid	(995)	(890)
Fair value of plan assets at end of year	19,405	19,307

Funded status at end of year	$1,272	$108

Amounts recognized in the Company's consolidated financial statements:
Assets (included in "other assets")	$1,272	$108
Liabilities	-	-

Net amount recognized	$1,272	$108

Amounts recognized in accumulated other comprehensive income:
Net loss	$2,432	$3,250
Prior service cost	-	-

Net amount recognized	$2,432	$3,250

	December 31,
	2007	2006
	(In thousands)

Projected benefit obligation	$18,133	$19,199
Accumulated benefit obligation	$18,133	$19,199
Fair value of plan assets	$19,405	$19,307

Weighted average assumptions used to determine benefit obligations:
	Year Ended December 31,
	2007	2006

Discount rate	6.32%	5.80%
Rate of compensation increase	N/A	N/A

The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2008 is $33,000, before taxes.

The plan’s asset allocations are as follows:

	December 31,
	2007	2006

Equity securities	54%	65%
Debt securities	18%	25%
Cash and cash equivalents	28%	10%

Total	100%	100%

The plan’s investment strategy is to obtain a reasonable long-term return consistent with the level of risk assumed and to ensure that sufficient cash is on hand to meet the emerging benefit liabilities. The plan’s targeted asset allocation under its investment policy is as follows:  equities – 55% to 65%; debt securities – 30% to 40%; and cash and cash equivalents – 5% to 15%.

The estimated minimum contribution to the plan for 2008 is zero.  No plan assets are expected to be returned to the Company during the year ending December 31, 2008.

The following table illustrates the estimated pension benefit payments which reflect expected future service, as appropriate, that are projected to be paid:

Year	Estimated Benefit Payments
(In thousands)

2008	$1,288
2009	$1,311
2010	$1,301
2011	$1,327
2012	$1,301
Years 2013 through 2017	$6,604

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

In 2006 and later, a participant may elect to contribute up to 75% of eligible earnings on a tax deferred basis, including the maximum permissible catch-up deferral amounts for age 50 or older and, subject to limitations applicable to “highly compensated employees,” as defined by the Internal Revenue Code.  Plan participants may allocate contributions, and earnings thereon, between several investment options.  The Account Balance of each participant attributable to employee contributions is 100% vested at all times.  Vesting of benefits attributable to employer contributions is based on years of service.  The contribution costs recognized by the Company relating to the 401(k) Plan totaled $65,000, $0, and $445,000, for the years ended December 31, 2007, 2006, and 2005, respectively.  For 2007 and 2006, Company contributions totaling $107,000 and $144,000 were funded through forfeited non-vested participant balances.

The 401(k) Plan accounts for employees who participated in prior plans of the Company or one of its affiliates and may include the following prior plan accounts:
•	Prior Plan After-tax Account
•	Transferred ESOP Account or
•	ESOP Diversification Account

ILCO maintained an Employee Stock Ownership Plan (“ESOP Plan”) and a related trust for the benefit of its employees and Family Life employees. The ESOP Plan generally covered employees who had attained the age of 21 and had completed one year of service. Vesting of benefits to employees was based on number of years of service. Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP Plan into the 401(k) Plan. In connection with the merger, certain features under the ESOP Plan were preserved for the benefit of employees previously participating in the ESOP Plan with regard to all benefits accrued under the ESOP Plan through the date of merger. The merger was effected on December 26, 2001. No contributions were made to the ESOP Plan in 2007, 2006, or 2005. At December 31, 2007, the 401(k) Plan had a total of 187,265 shares of FIC stock, which are allocated to participants.

401(k) Plan shares are treated as issued and outstanding in calculating the Company’s earnings per share. Dividends to shareholders in the 401(k) Plan are treated by the Company as dividends to outside shareholders and are a direct charge to retained earnings.

FIC Stock Option Compensation

On December 31, 2007 FIC had two stock option plans, the 2004 Incentive Stock Plan and the Stock Option Plan for Non-Employee Directors.  On July 29, 2007, the Company’s annual meeting of shareholders was held and the shareholders of the Company approved both stock option plans.  Additionally, the Company issued stock options to its Chief Executive Officer, William Prouty which are not classified under either plan and are described below.  In aggregate, the Company issued 500,000 stock options to its directors, employees and Chief Executive Officer during the year ended December 31, 2007.

SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date of SFAS No. 123(R).  The Company did not have any outstanding options for the years ended December 31, 2006 and 2005.

On January 1, 2007, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No 25. Among other items, SFAS No. 123(R) eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model, consistent with the method used for pro forma disclosures under SFAS No. 123.

FIC entered into a stock option agreement on February 1, 2007 with its Chief Executive Officer, William Prouty, pursuant to which Mr. Prouty was issued an option to purchase 150,000 shares of the common stock of FIC at a price of $7.45 per share. The grant date fair value of the options granted was $1.27 per share.  Fifty percent (50%) of the option vested on February 1, 2007, and the remaining fifty percent (50%) vested on June 21, 2007 and are all exercisable and had $0 intrinsic value at December 31, 2007.  The Company recognized $190,000 in share based compensation expense related to this grant for the year ended December 31, 2007.  (see Note 17 “Related Party Transactions”). The option expires on June 21, 2009 and the contract term remaining is 1.47 years. Because Mr. Prouty’s option was issued as an inducement material to his entering into employment with FIC, the option was issued outside of FIC’s 2004 Incentive Stock Plan.

The Company’s annual meeting of shareholders was held on June 29, 2007 at which time the shareholders of the Company approved the 2004 Incentive Stock Plan, designed to attract, retain and reward key employees, as well as the Stock Option Plan for Non-Employee Directors. Subject to adjustments for defined changes in capital stock, the total number of shares of common stock reserved and available for grant under the 2004 Incentive Stock Plan is 500,000.  In accordance with the terms of the 2004 Incentive Stock Plan, 150,000 stock option awards were granted to certain executives and employees of the Company during 2007. The options vest in either three or four years, and have a ten year term.

Subject to adjustments for defined changes in capital stock, the total number of shares of common stock reserved and available for grant under the Stock Option Plan for Non-Employee Directors is 400,000. In accordance with the terms of the Stock Option Plan for Non-Employee Directors, 200,000 stock option awards were granted to eligible members of the Company’s Board of Directors in 2007. The options vest and are exercisable in three equal annual installments beginning with the first anniversary of the date on which the option was granted, and have a ten year term.

The fair value of the option awards were estimated on the date of grant using a Black-Scholes-Merton option pricing model. Total pre-tax share-based compensation for the years ended 2007, 2006 and 2005 was $363,000, $0 and $0 respectively. The total deferred income tax benefit recognized for share-based compensation arrangements was $0 for each of the years ended December 31, 2007, 2006 and 2005, respectively. In accordance with SFAS No. 123 (R), the share-based compensation is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period, which is usually the vesting period.

There were no stock option exercises for the years ended December 31, 2007, 2006 and 2005, respectively.  No cash was received from options exercised from all share based arrangements and no actual tax benefits realized from any option exercises during these periods.  Option exercises in the future may be satisfied from treasury shares or from new share issuances.

Significant assumptions used in the calculation of fair value for each option award in the year ended December 31, 2007 are as follows:

	2004 Incentive Stock Plan	Stock Option Plan for Non-Employee Directors

Expected term of options	6 years to 6.25 years	6 years
Expected volatility:
Range	22.5% to 23.7%	22.3% to 22.5%
Weighted Average	22.7%	22.4%
Expected dividends	-	-
Risk free rate:
Range	3.4% to 4.0%	4.3% to 4.9%
Weighted Average	4.0%	4.6%

The Black-Scholes-Merton model incorporates various assumptions, including expected volatility, expected life, and risk-free interest rates. The expected term is derived using a simplified method calculation as defined in SEC Staff Accounting Bulletin No. 107, for “plain vanilla” options as that term is further defined in the bulletin, and represents the period of time that the options are expected to be outstanding. Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. The calculated volatility was derived from the option pricing model utilizing FIC historical share price data. The dividend yield is assumed to be zero, since FIC has not paid dividends since 2003, and management does not anticipate the payment of such dividends in the near future. In accordance with SFAS 123R, the risk-free discount rate approximates the rate currently available on federal government zero-coupon bonds with a remaining term equal to the options expected life.  The estimated annualized forfeiture rate applied for the year ended December 31, 2007 was 4%.

Summary information regarding the 2004 Incentive Stock Plan is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2007	-	-	-
Plan implementation	500,000
Shares awarded under separation agreement (1)	(60,000)
Stock options:
Awarded	(150,000)	150,000	$6.63
Exercised	-	-	-
Forfeited	20,000	(20,000)	5.88
Cancelled/expired	-	-	-

Balance at December 31, 2007	310,000	130,000	$6.75	9.02	$19,000

Exercisable at December 31, 2007		25,000	$10.35	6.64	$-

(1) Share grant issued to former Chief Executive Officer pursuant to terms of separation agreement as described below.

The weighted-average grant-date fair value of options granted under the 2004 Incentive Stock Plan during 2007 was $2.10. There were no option awards during 2006 and 2005. There were no options exercised during the years ended December 31, 2007, 2006, and 2005.

A summary of the status FIC’s 2004 Incentive Stock Plan nonvested shares at December 31, 2007 and changes in status for the year ended December 31, 2007 is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2007	-	$-
Granted	150,000	2.10
Vested	(25,000)	3.29
Forfeited	(20,000)	1.86

Nonvested at December 31, 2007	105,000	$1.86

As of December 31, 2007, there was approximately $200,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Stock Plan. This cost is expected to be recognized over a weighted average period of 2.7 years.  The total fair value of 2004 Incentive Stock Plan shares vested for the years ended December 31, 2007, 2006 and 2005 was approximately $82,000, $0 and $0 respectively.

In connection with the election of Mr. J. Bruce Boisture as Chief Executive Officer and President of FIC in January 2004, the Board of Directors granted Mr. Boisture an option to purchase 150,000 shares of FIC common stock, at a per share price of $14.00. The grant was conditioned upon the approval by the shareholders of FIC of the 2004 Incentive Stock Plan, pursuant to which the grant would be made.  In connection with the resignation of Mr. Boisture in November 2005, this grant was cancelled and, under the terms of his Separation Agreement, FIC agreed to issue 60,000 shares of its common stock to Mr. Boisture on or before June 30, 2007, provided that the Incentive Stock Plan was approved by the shareholders of FIC. In the event such approval had not been obtained by June 30, 2007, Mr. Boisture would have received a cash payment of $465,000, less applicable tax withholding.  The Company’s annual meeting of shareholders was held on June 29, 2007 at which time the shareholders of the Company approved the 2004 Incentive Stock Plan. Accordingly, at June 30, 2007 FIC reserved 60,000 shares out of the 2004 Incentive Stock Plan related to this agreement. The Company completed the transaction and disbursed the shares in the third quarter of 2007. Compensation cost of $465,000 related to this Separation Agreement was accrued in the Company’s consolidated financial statements at December 31, 2005. Based on the closing share price upon shareholder approval of the 2004 Incentive Stock Plan on June 29, 2007, the Company reduced this accrual to $354,000 in the second quarter 2007. In accordance with SFAS No. 128 “Earnings Per Share”, these shares were deemed to no longer be contingently issuable shares as of June 30, 2007 since there were no circumstances under which the shares would not be issued, and accordingly the 60,000 shares were considered outstanding and reflected in the calculation of basic earnings per share for the period ended June 30, 2007.

Summary information regarding the Stock Option Plan For Non-Employee Directors is as follows:

	Shares Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2007	-	-	-
Plan implementation	400,000
Stock options:
Awarded	(200,000)	200,000	$5.98
Exercised	-	-	-
Forfeited	-	-	-
Cancelled/expired	-	-	-

Balance at December 31, 2007	200,000	200,000	$5.98	9.53	$-

Exercisable at December 31, 2007		-	$-	-	$-

The weighted-average grant-date fair value of options granted under the Stock Option Plan for Non-Employee Directors during 2007 was $2.03. There were no option awards during 2006 and 2005. There were no options exercised during the years ended December 31, 2007, 2006, and 2005.

A summary of the status of FIC’s Stock Option Plan for Non-Employee Directors nonvested shares at December 31, 2007 and changes in status for the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2007	-	$-
Granted	200,000	2.03
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2007	200,000	$2.03

As of December 31, 2007, there was approximately $341,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Option Plan for Non-Employee Directors. This cost is expected to be recognized over a weighted average period of 2.5 years.  The total fair value of 2004 Stock Option Plan for Non-Employee Directors shares vested for the each of the years ended 2007, 2006 and 2005 was $0.

12.  Lease Commitments

In conjunction with the sale of River Place Pointe on June 1, 2005, the Company entered into a lease agreement with the buyer for approximately 76,000 square feet in Building One. The agreement has a five-year term at a rate of $28.00 per square foot, which was the prevailing rental rate at the time that FIC and its subsidiaries occupied the building in July 2000. The lease provides the Company with a right of cancellation of the lease at March 31, 2008.  The Company notified the lessor of its intent to cancel the lease as of March 31, 2008 pursuant to the agreement.  Subsequent to this notification, the Company and the lessor entered into an amended lease agreement extending the lease term through March 31, 2009.

The Company and its subsidiaries have entered into other lease agreements for records storage space and equipment which expire at various dates through August 2010.

The Company recorded rent expenses of $2,278,000, $2,069,000, and $2,019,000 in 2007, 2006, and 2005, respectively.  At December 31, 2007, minimum annual rentals under non-cancellable leases before considering subleases are as follows (in thousands):

2008	$2,572
2009	869
2010	169
Thereafter	-

Total	$3,610

The Company has non-cancellable subleases of the Company-occupied facilities above.  Payments to be received under these subleases will total $221,000 in 2008 and $48,000 in 2009.

13.     Commitments and Contingencies

The Manhattan Life Insurance Company and Family Life Insurance Company v. Family Life Corporation, Investors Life Insurance Company of North America and FIC Insurance Services, L.P.

By a Stock Purchase Agreement dated as of December 8, 2006, the Company’s subsidiary, Family Life Corporation (“FLC”) sold the outstanding shares of common stock of Family Life Insurance Company (“FLIC”) to The Manhattan Life Insurance Company (“Manhattan”).  Concurrently, FIC Insurance Services, L.P. (“FICIS”) and FLIC executed an Administrative Services Agreement under the terms of which FICIS agreed to provide certain administrative and management services to FLIC for a period of time following the stock sale.  On April 17, 2007, Manhattan and FLIC filed suit against FLC, Investors Life and FICIS in the 215th Judicial District Court of Harris County, Texas.  The suit claims that FLC has breached certain provisions of the Stock Purchase Agreement by competing with FLIC and accepting insurance from active accounts of FLIC; that FICIS has breached the Administrative Services Agreement and fiduciary duties supposedly owed to FLIC; and that all defendants have tortiously interfered with existing and prospective contracts.  The Company has filed a counterclaim for amounts due and owing by FLIC for services performed pursuant to the Administrative Services Agreement.  The Company intends to vigorously defend the suit and prosecute the counterclaim.  The parties are currently engaging in discovery.  The trial is currently set for May 19, 2008, but the parties have agreed to move the trial to September 2008 subject to court approval.  See Note 2 in the accompanying consolidated financial statements regarding the sale of Family Life Insurance Company.

In the opinion of the Company’s management, it is not currently possible to estimate the impact, if any, that the ultimate resolution of this legal proceeding will have on the Company’s results of operations, financial position or cash flows.  Accordingly, no accrual for possible losses has been recorded in the accompanying consolidated financial statements for this legal proceeding.

Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc. v. Financial Industries Corporation

In June of 2003, the Company and its subsidiaries entered into a number of related agreements with (among others) Equity Financial and Insurance Services of Texas, Inc. (“Equita”) and M&W Insurance Services, Inc. (“M&W”).  In their original and First Amended Petitions filed in Travis County, Texas, Equita and M&W alleged that the Company had failed to comply with obligations owed to Equita and M&W under certain of those agreements, and, further, that the Company’s conduct constitutes statutory and common-law fraud, negligent misrepresentation, and violations of the Texas Securities Act.  Equita and M&W sought rescission of their $3 million purchase of Company stock from the Company’s founder and former Chairman, as well as unspecified additional damages.  The Company’s subsidiaries, Investors Life and Family Life, filed a Petition in Intervention asserting that Equita has failed to comply with obligations owed to Investors Life and Family Life.

The Company reached a settlement with Equita and M&W and, together with Investors Life, was dismissed from the suit on November 1, 2007.  As part of the settlement, the Company paid Equita $250,000 on October 25, 2007.  The settlement was reflected as an operating expense in the Company’s 2007 consolidated statement of operations.  The suit remains pending, however, against Family Life, an entity no longer owned by the Company.  As part of this settlement, the Company agreed to indemnify Equita and M&W for certain sums incurred after November 1, 2007 as part of the litigation with Family Life.

T. David Porter v. Financial Industries Corporation

In May of 2006, the Company was served with this petition in which the plaintiff, who claims to be a Company shareholder, asked the Court to order the Company to hold an annual meeting of shareholders pursuant to Article 2.24(B) of the Texas Business Corporation Act, to send notice of the meeting at Company expense, and to provide him with a list of shareholders as of the record date.  The petition does not seek damages but does ask for unspecified attorneys’ fees and costs of suit.  At that time, FIC had been unable to hold an annual meeting at which its shareholders could be fully informed, or which could be attended by a substantial portion of its shareholders, because the Company was unable to comply with Rule 14a-3 of the Securities Exchange Act of 1934, and thus could not provide an annual report to shareholders or solicit proxies in connection with an annual meeting.

On August 7, 2006, the Company agreed, among other things, to hold an annual shareholders meeting for the election of directors on December 6, 2006.  On the appointed date, however, a quorum was not in attendance.  On December 12, 2006, FIC filed a Motion for Summary Judgment seeking dismissal of Porter’s suit on the grounds that Mr. Porter obtained all relief sought by his petition.  In response, Mr. Porter applied for a temporary restraining order and temporary injunction requiring the Company to convene one or more additional meetings of shareholders.

The District Court held a hearing on Porter’s application, and on December 22, 2006, entered an order requiring, among other things, that FIC hold an annual shareholders meeting for the election of directors on January 16, 2007, but that if a quorum was not present on that date, FIC would not be required to hold an annual meeting of shareholders at any time before July 17, 2007.  The meeting was held on January 16, 2007, but again no quorum was present.  FIC did thereafter hold an annual meeting of shareholders before the court-imposed July 17, 2007 deadline.

Because Mr. Porter had taken no action since his application for a temporary restraining order and temporary injunction in December, 2006, FIC filed a motion for summary judgment on October 10, 2007 requesting final adjudication of the suit.  On November 19, 2007, Mr. Porter agreed to dismiss his suit against the Company, and the case has since been dismissed.

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

14.     Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Numerator:

Income from continuing operations	$3,596	$715	$942

Denominator:
Weighted average common shares outstanding:
Basic	10,241	9,863	9,821
Common stock options	73	-	-

Diluted	10,314	9,863	9,821

Per share:
Basic	$0.35	$0.07	$0.09
Diluted	$0.35	$0.07	$0.09

At December 31, 2007, options to purchase approximately 114,000 weighted average shares of common stock at exercise prices ranging from $7.45 to $13.25 per share were outstanding, but not included in the computation of diluted earnings per share due to their antidilutive effect. There were no options outstanding at the periods ended December 31, 2006 and 2005, respectively.

15.     Business Concentration

Investors Life markets  individual traditional life, mortgage protection life, universal life, and annuity products in 49 states, the District of Columbia, and the U.S. Virgin Islands with concentrations of approximately 12%, 8%, 7%, and 7% in Pennsylvania, California, New Jersey, and Ohio, respectively, for 2007.  For 2006, these concentrations were 12%, 8%, 8%, and 7% in Pennsylvania, California, New Jersey, and Ohio, respectively.

16.     Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data for 2007 and 2006 is provided below:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)

Total revenues	$20,622	$17,387

Income (loss) from continuing operations	$542	$(1,217)
Discontinued operations	-	(569)
Net income (loss)	$542	$(1,786)

Basic earnings per share:

Income (loss) from continuing operations	$0.05	$(0.12)
Discontinued operations	-	(0.06)
Net income (loss)	$0.05	$(0.18)

Diluted earnings per share:

Income (loss) from continuing operations	$0.05	$(0.12)
Discontinued operations	-	(0.06)
Net income (loss)	$0.05	$(0.18)

	Three Months Ended
	June 30,
	2007	2006
	(In thousands, except per share data)

Total revenues	$18,440	$18,295

Income from continuing operations	$77	$1,008
Discontinued operations	-	733
Net income	$77	$1,741

Basic earnings per share:

Income from continuing operations	$0.01	$0.10
Discontinued operations	-	0.08
Net income	$0.01	$0.18

Diluted earnings per share:

Income from continuing operations	$0.01	$0.10
Discontinued operations	-	0.08
Net income	$0.01	$0.18

	Three Months Ended
	September 30,
	2007	2006
	(In thousands, except per share data)

Total revenues	$19,767	$18,143

Income from continuing operations	$1,587	$1,611
Discontinued operations	-	(316)
Net income	$1,587	$1,295

Basic earnings per share:

Income from continuing operations	$0.15	$0.16
Discontinued operations	-	(0.03)
Net income	$0.15	$0.13

Diluted earnings per share:

Income from continuing operations	$0.15	$0.16
Discontinued operations	-	(0.03)
Net income	$0.15	$0.13

	Three Months Ended December 31,
	2007	2006
	(In thousands, except per share data)

Total revenues	$18,032	$18,588

Income (loss) from continuing operations	$1,390	$(687)
Discontinued operations	-	(25,345)
Net income (loss)	$1,390	$(26,032)

Basic earnings per share:

Income (loss) from continuing operations	$0.14	$(0.07)
Discontinued operations	-	(2.56)
Net income (loss)	$0.14	$(2.63)

Diluted earnings per share:

Income (loss) from continuing operations	$0.14	$(0.07)
Discontinued operations	-	(2.56)
Net income (loss)	$0.14	$(2.63)

17.     Related Party Transactions

FIC entered into an Engagement Letter (the "Engagement Letter"), dated February 1, 2007, between FIC and DLB Capital Fund FNIN, LLC ("DLB"), pursuant to which FIC agreed to pay DLB $439,996 for management consulting services over the term of the Engagement Letter, which shall terminate on January 31, 2008, unless terminated earlier in accordance with the Engagement Letter.  DLB is a Wilton, Connecticut based private equity firm focusing primarily on the financial services sector. The group was formed to specialize in management buyouts, corporate divestitures, leveraged buyouts, re-capitalizations and public to private transactions.   At the effective date of the Engagement Letter, William Prouty had a business relationship with DLB but he no longer maintains any affiliation with DLB.  For the year ended December 31, 2007, FIC has incurred expenses totaling $421,659 under this agreement, including payments of $366,660.  The agreement terminated on January 31, 2008 pursuant to the terms of the Engagement Letter.

18.     Subsequent  Events

On January 14, 2008, following the unanimous approval of its Board of Directors, FIC entered into a definitive agreement providing for the merger of the Company with an indirect, wholly-owned subsidiary of Americo Life, Inc., (“Americo”).  In the merger, each outstanding share of FIC’s common stock, par value $0.20 per share (other than those shares held by Americo, FIC, any of their respective subsidiaries or any shareholders who perfect appraisal rights under Texas law) will be converted into the right to receive cash in the amount of $7.25, subject to downward adjustment in the event there is an increase in the number of fully-diluted shares of common stock in excess of a specified threshold.  Following the merger, FIC will become an indirect, wholly-owned subsidiary of Americo.  The merger is subject to customary regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which was obtained on February 25, 2008) and the approval of the Texas Department of Insurance, as well as other customary conditions for similar transactions, including the approval of the shareholders of FIC pursuant to Texas law.  The merger is expected to close in the second quarter of 2008.

FIC announced that it will have a special meeting of shareholders on May 15, 2008, for the purpose of approving its proposed merger with Americo.  Shareholders as of the record date of March 24, 2008, will be eligible to vote on the proposal.

Concurrently with the execution of the Merger Agreement, the directors and executive officers of FIC entered into voting agreements with Americo pursuant to which each such director or executive officer agreed, among other things, to vote all of their shares of common stock in favor of the approval and adoption of the Merger Agreement.

FIC or Americo may be required to pay a $2.5 million termination fee and/or reimbursement of expenses of up to $500,000 to the other party should certain circumstances occur that result in the termination of the Merger Agreement prior to closing.

As the merger agreement was executed in January 2008, expenses related to the merger will be recorded as incurred during 2008.  If the transaction closes and the merger is completed, significant costs will be incurred related to employment change of control agreements in effect for various officers and employees of the Company.

Additionally, on January 31, 2008, the Company determined that it would immediately cease underwriting new policies.  In doing so, FIC terminated its agreements with certain independent insurance agents.  FIC will continue to manage its existing block of insurance policies and will continue to earn commissions on policies sold by agents appointed with its subsidiary, ILG Sales Corporation, under marketing agreements with unrelated insurance companies.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

	December 31, 2007
			Amount
	Amortized	Fair	Shown on the
	Cost	Value	Balance Sheet
	(In thousands)

Type of Investment:
Fixed maturity securities:
United States Government and government agencies and authorities	$34,608	$35,007	$35,007
States, municipalities and political subdivisions	19,666	19,122	19,122
Corporate	338,904	336,467	336,467
Mortgage-backed and asset-backed	114,799	108,678	108,678
Total fixed maturity securities	507,977	499,274	499,274

Equity securities	7,474	9,573	9,573
Policy loans	27,959	33,801	27,959
Short-term investments	-	-	-

Total investments	$543,410	$542,648	$536,806

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS

Cash and cash equivalents	$262	$305
Investments in subsidiaries*	97,867	89,614
Intercompany receivables*	3,278	5,240
Accounts receivable	254	94
Other assets	629	647

Total assets	$102,290	$95,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable**	$15,000	$15,000
Other liabilities	1,064	1,448
Total liabilities	16,064	16,448

Shareholders’ equity:
Common stock, $.20 par value, 25,000,000 shares authorized in 2007 and 2006; 12,533,798 and 12,533,402 shares issued in 2007 and 2006; 10,240,896 and 10,210,385 shares outstanding in 2007 and 2006	2,507	2,507
Additional paid-in capital	70,174	70,046
Accumulated other comprehensive loss	(5,761)	(9,586)
Retained earnings (including $96,264,000 and $90,396,000 of undistributed earnings of subsidiaries at December 31, 2007 and 2006)	20,113	17,703
Treasury stock, at cost, 291,112 and 343,738 shares in 2007 and 2006***	(807)	(1,218)
Total shareholders’ equity	86,226	79,452

Total liabilities and shareholders’ equity	$102,290	$95,900

*           Eliminated in consolidation in 2007 and 2006.
**        See Note 7 to consolidated financial statements.
***      Excludes $18.8 million of FIC stock owned by subsidiaries at December 31, 2007 and 2006.

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Income	$16	$12	$54
Expenses:
Operating expenses	1,461	1,567	2,720
Interest expense	1,462	1,521	1,260
Total expenses	2,923	3,088	3,980

Loss from operations	(2,907)	(3,076)	(3,926)

Equity in undistributed earnings (loss) from subsidiaries	6,503	(21,706)	3,761

Net income (loss)	$3,596	$(24,782)	$(165)

FINANCIAL INDUSTRIES CORPORATION (PARENT COMPANY)
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$3,596	$(24,782)	$(165)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Decrease (increase) in accounts receivables	(160)	620	(713)
(Increase) decrease in investment in subsidiaries*	(5,486)	24,787	333
Decrease (increase) in other assets	18	87	(192)
Decrease in intercompany receivables/payables *	1,962	431	2,274
Increase (decrease) in other liabilities	(384)	545	(2,332)
Net cash provided by (used in) operating activities	(454)	1,688	(795)

Cash flows from investing activities:
Decrease in short-term investments	-	-	707
Net cash provided by investing activities	-	-	707

Cash flows from financing activities:
Principal repayments on subordinated notes payable to Investors Life	-	(2,005)	-
Issuance (purchase) of treasury stock	411	178	365
Net cash provided by (used in) financing activities	411	(1,827)	365

Net increase (decrease) in cash	(43)	(139)	277

Cash and cash equivalents, beginning of year	305	444	167

Cash and cash equivalents, end of year	$262	$305	$444

* Eliminated in consolidation

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

	Year Ended December 31, 2007, 2006, and 2005
		Future Policy
	Deferred Policy	Benefits, Losses,	Other Policy
	Acquisition	Claims and Loss	Claims and	Premium
	Costs	Expenses (1)	Benefits Payable	Revenue
	(In thousands)

2007	$15,285	$539,819	$7,273	$8,323
2006	$14,429	$570,768	$6,907	$5,921
2005	$11,671	$603,454	$7,577	$5,020

	Year Ended December 31, 2007, 2006, and 2005
		Benefits, Claims,	Amortization of
	Net	Losses, and	Deferred Policy	Other
	Investment	Settlement	Acquisition	Operating
	Income	Expenses (2)	Costs	Expenses
	(In thousands)

2007	$31,005	$48,021	$2,066	$20,375
2006	$29,321	$44,707	$1,156	$20,614
2005	$25,841	$48,289	$1,604	$21,808

(1) Includes contractholder funds
(2) Includes interest expense on contractholder funds

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

	Year Ended December 31, 2007, 2006, and 2005
					Percentage
		Ceded to	Assumed		of Amount
	Gross Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(In thousands)
2007
Life insurance in-force	$3,484,053	$444,472	$-	$3,039,581	0%
Premium:
Life insurance	$8,929	$676	$-	$8,253	0%
Accident and health insurance	$128	$58	$-	$70	0%
Total premium	$9,057	$734	$-	$8,323	0%

2006
Life insurance in-force	$3,752,459	$408,509	$-	$3,343,950	0%
Premium:
Life insurance	$6,505	$649	$-	$5,856	0%
Accident and health insurance	$133	$68	$-	$65	0%
Total premium	$6,638	$717	$-	$5,921	0%

2005
Life insurance in-force	$4,011,427	$392,502	$-	$3,618,925	0%
Premium:
Life insurance	$6,609	$1,646	$-	$4,963	0%
Accident and health insurance	$165	$108	$-	$57	0%
Total premium	$6,774	$1,754	$-	$5,020	0%