Form 10-Q
period 2008-03-31
FINANCIAL INDUSTRIES CORP
filed 2008-05-12
CIK 35733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of Registrant's common stock on May 5, 2008 was  10,240,896.

Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q of Financial Industries Corporation (the “Company” or “FIC”), the statements, analyses, and other information contained in this report relating to trends in the Company’s operations and financial results, the markets for our products, future results, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “budget,” “could,” “designed,” “estimate,” “expect,” “intend,” “forecast,” “predict,” “project,” “may,” “might,” “should” and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning financial results and economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. These factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the market value of FIC’s investments and the lapse rate and profitability of policies; (2) FIC’s ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) mortality, morbidity and other factors that may affect the profitability of FIC’s insurance products; (4) FIC’s ability to develop and maintain effective risk management policies and procedures and to maintain adequate reserves for future policy benefits and claims; (5) changes in the federal income tax laws and regulations that may affect the relative tax advantages of some of FIC’s products; (6) the effect of regulation and regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (7) ratings assigned to FIC’s insurance subsidiary by independent rating organizations such as A.M. Best Company; (8) the performance of our investment portfolios; (9) the effect of changes in standards of accounting; (10) the effects and results of litigation; (11) business risks and factors described elsewhere in this report, including, but not limited to, Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3-Quantitative and Qualitative Disclosures about Market Risks in Part 1, and Item 1-Legal Proceedings in Part 2, and (12) other factors discussed in the Company’s other filings with the Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC’s website at www.sec.gov. You should read carefully the above factors and all of the other information contained in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect our results of operations. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement, except as required by federal securities laws.

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS	(In thousands)

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $483,471 and $507,977 at March 31, 2008 and December 31, 2007, respectively)	$477,754	$499,274
Equity securities, at fair value (cost of $8,370 and $7,474 at March 31, 2008 and December 31, 2007, respectively)	8,376	9,573
Policy loans	27,186	27,959
Short-term investments	22,923	-
Total investments	536,239	536,806

Cash and cash equivalents	35,302	49,439
Deferred policy acquisition costs	13,355	15,285
Present value of future profits of acquired business	6,356	6,565
Agency advances and other receivables, net of allowances for doubtful accounts of $229 and $221 at March 31, 2008 and December 31, 2007, respectively	2,901	3,397
Reinsurance receivables	27,784	27,510
Accrued investment income	6,094	6,592
Due premiums	204	201
Property and equipment, net	192	258
Deferred federal income taxes	547	294
Other assets	2,870	2,370
Separate account assets	319,842	338,743
Total assets	$951,686	$987,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Unaudited)

	March 31,	December 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY	(In thousands, except share data)

Liabilities:
Policy liabilities and contractholder deposit funds:
Contractholder deposit funds	$415,625	$424,941
Future policy benefits	114,656	114,878
Other policy claims and benefits payable	8,087	7,273
Notes payable	15,000	15,000
Other liabilities	12,410	19,170
Separate account liabilities	319,842	338,743
Total liabilities	885,620	920,005

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $.20 par value; 25,000,000 shares authorized; 12,533,798 shares issued; 10,240,896 shares outstanding	2,507	2,507
Additional paid-in capital	70,233	70,174
Accumulated other comprehensive loss	(6,396)	(5,761)
Retained earnings	19,300	20,113
Treasury stock, at cost, 2,292,902 shares	(19,578)	(19,578)
Total shareholders’ equity	66,066	67,455
Total liabilities and shareholders’ equity	$951,686	$987,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:	(In thousands, except share data)
Premiums, net	$2,038	$2,136
Earned insurance charges	7,286	7,699
Net investment income	7,733	8,484
Net realized investment gains (losses)	32	(12)
Other	1,079	2,315
Total revenues	18,168	20,622

Benefits and expenses:
Policyholder benefits and expenses	7,971	8,307
Interest expense on contractholders deposit funds	4,245	4,371
Amortization of deferred policy acquisition costs	232	469
Amortization of present value of future profits of acquired business	150	279
Operating expenses	5,946	6,189
Interest expense	329	361
Total benefits and expenses	18,873	19,976

Income (loss) before federal income taxes	(705)	646
Federal income tax expense	108	104
Net income (loss)	$(813)	$542

Net Income (Loss) Per Share:

Basic:
Weighted average common shares outstanding	10,240,896	10,210,385

Net income (loss) per share	$(0.08)	$0.05

Diluted:
Weighted average common shares and common share equivalents	10,240,896	10,308,718

Net income (loss) per share	$(0.08)	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(813)	$542
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred policy acquisition costs	232	469
Amortization of present value of future profits of acquired business	150	279
Net realized (gains) losses on investments	(32)	12
Depreciation	69	108
Deferred federal income taxes	86	(685)
Changes in operating assets and liabilities:
Accrued investment income	498	821
Agency advances and other receivables	222	(2,739)
Due premiums	(3)	(46)
Deferred policy acquisition costs	(132)	(1,060)
Other assets	(500)	(464)
Policy liabilities and accruals	3,228	1,119
Other liabilities	(6,760)	(4,799)
Other	(603)	(1,740)
Net cash used in operating activities	(4,358)	(8,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities purchased	(12,930)	(29,013)
Proceeds from sales and maturities of fixed maturities	37,258	41,402
Net (increase) decrease in short-term investments	(22,923)	7,473
Net decrease in policy loans	773	409
Purchase of property and equipment	(5)	(5)
Net cash provided by investing activities	2,173	20,266

CASH FLOWS FROM FINANCING ACTIVITIES:
Contractholder fund deposits	5,617	5,987
Contractholder fund withdrawals	(17,569)	(13,705)
Net cash used in financing activities	(11,952)	(7,718)

Net increase (decrease) in cash	(14,137)	4,365

Cash and cash equivalents, beginning of year	49,439	55,603

Cash and cash equivalents, end of period	$35,302	$59,968

Supplemental Cash Flow Disclosures:
Income taxes refunded	$(227)	$-

Interest paid	$365	$363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FINANCIAL INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation and Consolidation

The financial statements included herein have been presented to conform to the requirements of Form 10-Q.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2008, its consolidated results of operations for the three months ended March 31, 2008 and 2007, and its consolidated cash flows for the three months ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance.  The December 31, 2007 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC (“2007 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2007 Annual Report.

The condensed consolidated financial statements include the accounts of Financial Industries Corporation (“FIC”) and its wholly owned subsidiaries. Intercompany items and transactions have been eliminated.

Pending Merger

FIC entered into a definitive agreement on January 14, 2008 for the merger of the Company into a direct, wholly-owned subsidiary of Americo Life, Inc. See Note 2, Pending Merger, for additional information regarding merger.

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

Adoption of New Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes − an Interpretation of FASB Statement No. 109” ("FIN 48"), which clarifies the accounting for uncertainty in tax positions.  FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheets; and provides transition and interim period guidance, among other provisions.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  As a result of the implementation of FIN 48, the Company recognized a $1,441,000 increase in the liability for unrecognized tax benefits and a $1,186,000 increase in deferred tax assets offset by a $931,000 increase in the valuation allowance for deferred tax assets, resulting in a  $1,186,0000 reduction to the January 1, 2007 balance of retained earnings.  The Company also reclassified to the liability for unrecognized tax benefits at adoption, $3,522,000 of current tax liabilities (previously recorded as a reduction to current tax receivables) and $503,000 of deferred tax liabilities for a total unrecognized tax benefit liability of $5,466,000.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings.  The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, in accordance with SFAS 159, the Company elected to not measure financial assets and liabilities at fair value other than those already prescribed, such as fixed maturity securities available for sale and equity securities.

Effective January 1, 2008, the Company adopted Staff Accounting Bulletin No. 110 (“SAB 110”), which expressed  the views of SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment.”  In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the Company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SAB No. 110 states that the staff will continue to accept, under certain circumstances , the use of the simplified method beyond December 31, 2007. The adoption of SAB 110 did not have a material impact on the Company’s condensed consolidated financial statements.

Index

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008 the FASB issued FASB Staff Position FAS 157-2, permitting the delay of the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

Future Adoption of New Accounting Pronouncements

 In December, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  Under SFAS 141R, as under SFAS No. 141, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  Statement 141R will also change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R.  SFAS 141R is not expected to have a material impact on the Company’s condensed consolidated financial statements as the Company is currently not anticipating any future acquisitions.

In March, 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 is not expected to have a material impact on the Company’s condensed consolidated financial statements as the Company does not currently utilize derivatives nor anticipates utilizing them in the foreseeable future.

2.	Pending Merger

On January 14, 2008, following the unanimous approval of its Board of Directors, FIC entered into a definitive agreement providing for the merger of the Company with an indirect, wholly-owned subsidiary of Americo Life, Inc., (“Americo”).  In the merger, each outstanding share of FIC’s common stock, par value $0.20 per share (other than those shares held by Americo, FIC, any of their respective subsidiaries or any shareholders who perfect appraisal rights under Texas law) will be converted into the right to receive cash in the amount of $7.25, subject to downward adjustment in the event there is an increase in the number of fully-diluted shares of common stock in excess of a specified threshold.  Following the merger, FIC will become an indirect, wholly-owned subsidiary of Americo.  The merger is subject to customary regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which was obtained on February 25, 2008) and the approval of the Texas Department of Insurance (which is pending), as well as other customary conditions for similar transactions, including the approval of the shareholders of FIC pursuant to Texas law.  The merger is expected to close in the second quarter of 2008.

Index

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

As the merger agreement was executed in January 2008, expenses related to the merger are being charged to expense as incurred during 2008.  If the transaction closes and the merger is completed, significant costs will be incurred related to employment change of control agreements in effect for various officers and employees of the Company. The employment change of control costs will be incurred by Americo.

3.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

The following is a reconciliation of accumulated other comprehensive income (loss) from December 31, 2007 to March 31, 2008:

	Net Unrealized Appreciation (Depreciation) of Equity Securities	Net Unrealized Gain (Loss) on Fixed Maturities Available for Sale	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2007	$1,385	$(3,989)	$(3,157)	$(5,761)
Current Period Change	(1,381)	723	23	(635)
Balance at March 31, 2008	$4	$(3,266)	$(3,134)	$(6,396)

Index

The comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is summarized as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net income (loss)	$(813)	$542
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	(690)	555
Reclassification adjustments for gains (losses) included in net income (loss)	32	(12)
Change in pension liability	23	42
Total other comprehensive income (loss)	(635)	585

Comprehensive income (loss)	$(1,448)	$1,127

4.     Discontinued Operations – Sale of Family Life Insurance Company

On December 29, 2006, Family Life Corporation, a wholly owned subsidiary of FIC, completed the sale of its wholly owned subsidiary, Family Life Insurance Company (“Family Life”), to The Manhattan Life Insurance Company (“Manhattan Life”) for $28.0 million in cash. In conjunction with the sale, Family Life also entered into an administrative services agreement with the Company for a three month period following the sale.  Pursuant to the agreement, the Company provided administrative services for Family Life through March 31, 2007, at which time Manhattan Life assumed all responsibilities for administering the Family Life business.  The Company earned fees totaling $807,000 in the first quarter of 2007 for services performed for Family Life in accordance with the agreement. See Note 10 regarding litigation with Manhattan Life.

5.    Earnings Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2008	2007
	(In thousands except per share amounts)

Numerator:
Net income (loss)	$(813)	$542

Denominator:
Weighted average common shares outstanding:
Basic	10,241	10,210
Common stock equivalents	-	99

Diluted	10,241	10,309

Per share:
Basic	$(0.08)	$0.05
Diluted	$(0.08)	$0.05

Index

6.    Investments

The Company’s fixed maturity securities reflect gross unrealized losses of $12.9 million as of March 31, 2008.  Approximately 88% of the unrealized losses are related to investment grade securities.  The Company believes these unrealized losses are primarily related to increases in market interest rates.

Investments in fixed maturities in an unrealized loss position are detailed by Standard & Poor’s credit rating as follows:

	March 31, 2008		December 31, 2007

		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)

AAA	$103,898	$(7,192)	$120,573	$(7,686)
AA	4,374	(1)	25,255	(43)
A	54,396	(2,214)	94,342	(2,144)
BBB	53,644	(1,963)	50,921	(1,081)
BB and other below investment grade	20,851	(1,484)	20,845	(989)

	$237,163	$(12,854)	$311,936	$(11,943)

As part of the Company’s ongoing investment review, the Company has reviewed its fixed maturities and equity securities investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2008 and December 31, 2007. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on these investments at March 31, 2008 and December 31, 2007 were temporary.

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

7.    Retirement Plans

A.  Family Life

Family Life has a non-contributory defined benefit pension plan (“Family Life Pension Plan”), which covers employees who have completed one year or more of service. In connection with the sale of Family Life to Manhattan Life in December 2006, the Company agreed to retain all liabilities under the Family Life Pension Plan. Under the Family Life Pension Plan, benefits are payable upon retirement based on earnings and years of credited service.

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

The pension (benefits) costs for the Family Life Pension Plan include the following components for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Service cost for benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	100	101
Expected return on plan assets	(104)	(100)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized losses	15	18
Recognition of net loss due to settlement	-	-

Net periodic cost	$11	$19

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

Index

The pension (benefit) cost for the ILCO Pension Plan include the following components for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Service cost for benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	275	275
Expected return on plan assets	(370)	(375)
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized losses	8	25
Recognition of net loss due to settlement	-	-

Net periodic benefit	$(87)	$(75)

8.  Stock-Based Compensation

FIC entered into a stock option agreement on February 1, 2007 with its chief executive officer, William Prouty, pursuant to which Mr. Prouty was issued an option to purchase 150,000 shares of the common stock of FIC at a price of $7.45 per share. Fifty percent (50%) of the option vested on February 1, 2007, and the remaining fifty percent (50%) vested on June 21, 2007 (see Note 11 “Related Party Transactions”). The option expires on June 21, 2009. Because Mr. Prouty’s option was issued as an inducement material to his entering into employment with FIC, the option was issued outside of FIC’s Incentive Stock Plan.

The Company’s annual meeting of shareholders was held on June 29, 2007 at which time the shareholders of the Company approved the 2004 Incentive Stock Plan, designed to attract, retain and reward key employees, as well as the Stock Option Plan For Non-Employee Directors. Subject to adjustments for defined changes in capital stock, the total number of shares of common stock reserved and available for grant under the 2004 Incentive Stock Plan is 500,000.  In accordance with the terms of the 2004 Incentive Stock Plan, 150,000 stock option awards were granted to certain executives and employees of the Company during  2007. The options vest in either three or four years, and have a ten year term. Of such options, 100,000 were granted at an exercise price of $5.50 per share, 30,000 were granted at an exercise price of $6.00 per share and 20,000 were granted at an exercise price of $13.25 per share. Upon the consummation of the merger with Americo, all outstanding options will become vested and option holders will be entitled to receive an amount in cash (subject to any applicable withholding tax) equal to the product of the total number of shares of FIC common stock subject to such option and the excess, if any, of the amount of the merger consideration over the exercise price of such option.

Subject to adjustments for defined changes in capital stock, the total number of shares of common stock reserved and available for grant under the Stock Option Plan For Non-Employee Directors is 400,000. In accordance with the terms of the Stock Option Plan For Non-Employee Directors, 200,000 stock option awards were granted to eligible members of the Company’s Board of Directors during 2007. The options vest and are exercisable in three equal annual installments beginning with the first anniversary of the date on which the option was granted, and have a ten year term.

The Company recognized compensation expense of $59,000, and $95,000 and a related tax benefit of $0 and $0, for the three months ended March 31, 2008 and 2007, respectively, over the requisite service period which is generally the vesting period related to the vested portion of the options.

The fair value of the option awards is estimated on the date of grant using a Black-Scholes option pricing model.  There were no stock option awards during the three month period ended March 31, 2008.

Index

Summary information regarding the 2004 Incentive Stock Plan is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2008	310,000	130,000	$6.75	9.02	$19,000
Awarded	-	-	-
Exercised	-	-	-
Forfeited	2,000	(2,000)	-
Cancelled/expired	-	-	-

Balance at March 31, 2008	312,000	128,000	$6.77	8.76	$112,492

Exercisable at March 31, 2008		30,000	$10.83	7.88	$5,588

There were no options granted under the 2004 Incentive Stock Plan during the three month period ended March 31, 2008.

In connection with the election of Mr. J. Bruce Boisture as Chief Executive Officer and President of FIC in January 2004, the Board of Directors granted Mr. Boisture an option to purchase 150,000 shares of FIC common stock, at a per share price of $14.00. The grant was conditioned upon the approval by the shareholders of FIC of the 2004 Incentive Stock Plan, pursuant to which the grant would be made.  In connection with the resignation of Mr. Boisture in November 2005, this grant was cancelled and, under the terms of his Separation Agreement, FIC agreed to issue 60,000 shares of its common stock to Mr. Boisture on or before June 30, 2007, provided that the Incentive Stock Plan was approved by the shareholders of FIC. In the event such approval had not been obtained by June 30, 2007, Mr. Boisture would have received a cash payment of $465,000, less applicable tax withholding.  The Company’s annual meeting of shareholders was held on June 29, 2007 at which time the shareholders of the Company approved the 2004 Incentive Stock Plan. Accordingly, at June 30, 2007 FIC reserved 60,000 shares out of the 2004 Incentive Stock Plan related to this agreement. The Company completed the transaction and disbursed the shares in the third quarter of 2007. Compensation cost of $465,000 related to this Separation Agreement was accrued in the Company’s financial statements at December 31, 2005. Based on the closing share price upon shareholder approval of the 2004 Incentive Stock Plan on June 29, 2007, the Company reduced this accrual to $354,000 in the second quarter 2007. In accordance with SFAS No. 128 “Earnings Per Share”, these shares were deemed to no longer be contingently issuable shares as of June 30, 2007 since there were no circumstances under which the shares would not be issued, and accordingly the 60,000 shares were considered outstanding and reflected in the calculation of basic earnings per share for the three month period ended June 30, 2007 and subsequent periods.

Index

Summary information regarding the Stock Option Plan For Non-Employee Directors is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2008	200,000	200,000	$5.98	9.53	$-
Stock options:
Awarded	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled/expired	-	-	-

Balance at March 31, 2008	200,000	200,000	$5.98	9.29	$116,456

Exercisable at March 31, 2008		-	$-	-	$-

There were no options granted under the Stock Option Plan For Non-Employee Directors during the three month period ended March 31, 2008.

9.    Separate Accounts

The Company’s insurance subsidiary, Investors Life, had $319.8 million of separate account assets as of March 31, 2008 (not including the value of the Company’s own investment in one of the accounts), as compared to $338.7 million at the end of 2007. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. As this is a closed block of business, the revenues are expected to decrease as the policies in force decline.

Investors Life is not marketing new separate account annuity contracts. Previously, the investment annuity business was reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business.

10.  Commitments and Contingencies

The Manhattan Life Insurance Company and Family Life Insurance Company v. Family Life Corporation, Investors Life Insurance Company of North America and FIC Insurance Services, L.P.

By a Stock Purchase Agreement dated as of December 8, 2006, the Company’s subsidiary Family Life Corporation (“FLC”) sold the outstanding shares of common stock of Family Life Insurance Company (“FLIC”) to The Manhattan Life Insurance Company (“Manhattan”).  Concurrently, FIC Insurance Services, L.P. (“FICIS”) and FLIC executed an Administrative Services Agreement under the terms of which FICIS agreed to provide certain administrative and management services to FLIC for a period of time following the stock sale.  On April 17, 2007, Manhattan and FLIC filed suit against FLC, Investors Life Insurance Company of North America, and FICIS in the 215th Judicial District Court of Harris County, Texas.  The suit claims that FLC has breached certain provisions of the Stock Purchase Agreement by competing with FLIC and accepting insurance from active accounts of FLIC; that FICIS has breached the Administrative Services Agreement and fiduciary duties supposedly owed to FLIC; and that all defendants have tortiously interfered with existing and prospective contracts. The suit seeks unspecified actual and exemplary damages and attorneys’ fees.  The Company has filed a counterclaim for amounts due and owing by FLIC for services performed pursuant to the Administrative Services Agreement.  The Company intends to vigorously defend the suit and prosecute the counterclaim.  The parties are currently engaging in discovery.  The trial is currently set for September 22, 2008. See Note 4 regarding the sale of Family Life Insurance Company.

Index

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

Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc. v. Financial Industries Corporation

In June of 2003, the Company and its subsidiaries entered into a number of related agreements with (among others) Equita Financial and Insurance Services of Texas, Inc. (“Equita”) and M&W Insurance Services, Inc. (“M&W”).  In their original and First Amended Petitions filed in Travis County, Texas, Equita and M&W alleged that the Company had failed to comply with obligations owed to Equita and M&W under certain of those agreements, and, further, that the Company’s conduct constitutes statutory and common-law fraud, negligent misrepresentation, and violations of the Texas Securities Act.  Equita and M&W sought rescission of their $3 million purchase of Company stock from the Company’s founder and former Chairman, as well as unspecified additional damages.  The Company’s subsidiaries, Investors Life and Family Life, filed a Petition in Intervention asserting that Equita has failed to comply with obligations owed to Investors Life and Family Life.

The Company reached a settlement with Equita and M&W and, together with Investors Life, was dismissed from the suit on November 1, 2007. As part of the settlement the Company paid Equita $250,000 on October 25, 2007. The settlement was reflected as an operating expense in the Company’s 2007 second quarter condensed consolidated statement of operations. The suit remains pending, however, against Family Life, an entity no longer owned by the Company.  As part of this settlement, the Company agreed to indemnify Equita and M&W for certain sums incurred after November 1, 2007 as part of the litigation with Family Life.  No such amounts have been incurred through March 31, 2008.

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

Other Litigation

FIC and its insurance subsidiaries are regularly involved in litigation, both as a defendant and as a plaintiff.  The litigation naming the insurance subsidiaries as a defendant ordinarily involves our activities as a provider of insurance products.  Management does not believe that any of this other litigation, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Index

11.  Related Party Transactions

FIC entered into an Engagement Letter (the "Engagement Letter"), dated February 1, 2007, between FIC and DLB Capital Fund FNIN, LLC ("DLB"), pursuant to which FIC agreed to pay DLB $439,996 for management consulting services over the term of the Engagement Letter. DLB is a Wilton, Connecticut based private equity firm focusing primarily on the financial services sector. The group was formed to specialize in management buyouts, corporate divestitures, leveraged buyouts, re-capitalizations and public to private transactions.  At the effective date of the Engagement Letter, William Prouty had a business relationship with DLB but Mr. Prouty no longer maintains any affiliation with DLB.  For the three months ended March 31, 2008 and 2007, respectively, FIC has incurred expenses totaling $18,333 and $91,665 under this agreement.  The agreement expired on January 31, 2008 pursuant to the terms of the Engagement Letter.

12.  Fair Value Measurement

As discussed in Note 1, the Company adopted SFAS 157 effective January 1, 2008. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. These generally  provide the most reliable evidence of fair value and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities include equity securities that are traded in an active exchange market, cash and cash equivalents, separate account assets and separate account liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public bonds, most government securities, certain asset-backed and mortgage-backed securities, etc), short term investments, cash and cash equivalents, separate account assets and separate account liabilities.Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or determined through use of valuation methodologies using observable market inputs.

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date, therefore requiring the Company to develop its own assumptions about the assumptions that market participants would use in valuing the asset or liability. The Company’s Level 3 assets include certain private fixed maturities. Valuations are determined using valuation methodologies such as discounted cash flow models and other similar techniques.

Index

Fair value disclosures for the Company’s assets and liabilities measured at fair value on a recurring basis are provided below pursuant to the requirements of SFAS 157:

		Fair Value Measurements at March 31, 2008 Using

	Total Carrying Value as of March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fixed maturities available for sale	$477,754	$-	$477,733	$21
Equity securities	8,376	8,376	-	-
Short-term investments	22,923	-	22,923	-
Cash and cash equivalents	35,302	16,861	18,441	-
Separate accounts assets (1)	319,842	248,463	71,379	-
Total assets	$864,197	$273,700	$590,476	$21

Separate account liabilities (1)	$319,842	$248,463	$71,379	$-

(1) Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers. Separate account liabilities represent the liabilities associated with the separate account assets and are equal to the separate account assets.

The following table provides a summary of the changes in fair value of Level 3 assets for the period January 1, 2008 to March 31, 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2008.

Fixed maturities available for sale
(In thousands)
Fair value, beginning of period	$21
Total realized and unrealized gains (losses):
Included in net income	-
Included in other comprehensive income (loss)	1
Purchases, sales, issuances, and settlements	(1)
Transfers into (out of) level 3	-
Fair value, end of period	$21

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period
Included in other comprehensive income	1

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Financial Industries Corporation (“FIC” or the “Company”) is a holding company engaged primarily in the life insurance business through its ownership of Investors Life Insurance Company of North America (“Investors Life”). FIC and its insurance subsidiary have substantially identical management.  Officers allocate their time among FIC and its subsidiary in accordance with the needs of the Company’s business. FIC’s executive offices are located at 6500 River Place Boulevard, Building I, Austin, Texas 78730.

Exploration of Strategic Alternatives

In the Company’s Form 8-K filed on June 9, 2006, the Board announced that it had retained Keefe, Bruyette & Woods, Inc. as its financial advisor to explore strategic alternatives of the Company to enhance shareholder value, including, but not limited to, the potential sale of the Company or its insurance subsidiaries. As part of this strategic initiative, the Company completed the sale of its wholly owned subsidiary, Family Life, on December 29, 2006.  On January 14, 2008, the Company announced the pending, board-approved merger of FIC with  an indirect, wholly-owned subsidiary of Americo Life, Inc., subject to customary regulatory approvals, as well as other customary conditions for similar transactions (see “Merger of the Company”).

Merger of the Company

As part of the strategic initiative previously described, on January 14, 2008, following the unanimous approval of its Board of Directors, FIC entered into a definitive agreement providing for the merger of the Company with an indirect, wholly-owned subsidiary of Americo Life, Inc., (“Americo”). In the merger, each outstanding share of FIC’s common stock, par value $0.20 per share (other than those shares held by Americo, FIC, any of their respective subsidiaries or any shareholders who perfect appraisal rights under Texas law) will be converted into the right to receive cash in the amount of $7.25, subject to downward adjustment in the event there is an increase in the number of fully-diluted shares of common stock in excess of a specified threshold. The Company estimates that the total value of the transaction is $74.7 million. Following the merger, FIC will become an indirect, wholly-owned subsidiary of Americo. The merger is subject to customary regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which was obtained on February 25, 2008) and the approval of the Texas Department of Insurance (which is pending), as well as other customary conditions for similar transactions, including the approval of the shareholders of FIC pursuant to Texas law. The merger is expected to close in the second quarter of 2008.

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

As the merger agreement was executed in January 2008, expenses related to the merger are being charged to expense as incurred during 2008. If the transaction closes and the merger is completed, significant costs will be incurred related to employment change of control agreements in effect for various officers and employees of the Company. The employment change of control costs will be incurred by Americo.

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

Index

Description of the Business

Through January, 2008, the Company marketed and sold life insurance products through agents of its insurance subsidiary, Investors Life. Until December 29, 2006, the Company also marketed and sold life insurance products through another insurance subsidiary, Family Life, which was sold at the end of 2006.

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

The following discussion addresses the financial condition of Financial Industries Corporation (“FIC”) as of March 31, 2008, compared with December 31, 2007, and its results of operations for the three month period ended March 31, 2008, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in FIC’s Form 10-K for the year ended December 31, 2007, to which the reader is directed for additional information.

Results of Operations – Three Months Ended March 31 , 2008 and 2007

For the three-month period ended March 31, 2008, FIC’s net loss was $813,000 (basic and diluted loss of $0.08 per common share) compared to net income of $542,000 (basic and diluted income of $0.05 per common share) for the comparable 2007 period.

In 2008, FIC’s net loss was affected by the following significant items as compared to 2007 amounts:

•	Decrease in premiums earned of $98,000 due primarily to the cessation of underwriting and sales of new policies;
•	Decrease in net investment income of $751,000 primarily due to a decrease in invested assets related to general run-off of business, combined with a decrease in investment yields and dividend income;
•	Decrease in other revenues primarily due to the one-time recognition in 2007 of $807,000 of fees earned for services performed under an administrative services agreement with Family Life;
•
Decrease in earned insurance charges of $413,000 partially offset by a decrease in interest expense on contractholders deposit funds of $126,000, both due primarily to the general runoff of the Company’s universal life insurance and annuity business;

•	Decrease in amortization of deferred policy acquisition costs of $237,000, primarily due to decreases in sales of final expense whole life insurance and mortgage protection term insurance products;
•	Decrease in operating expenses of $243,000, primarily due to lower audit and other consulting fees;

Revenues

Premium revenues reported for traditional life insurance products are recognized when due. Premium income for the first three months of 2008, net of reinsurance ceded, were $2.0 million, as compared to $2.1 million in the first three months of 2007. This source of revenues is related to the traditional life insurance book of business of FIC’s insurance subsidiary for both first year and renewal premiums. The decrease in premiums is primarily due to the Company’s decision in January 2008 to immediately cease underwriting new policies.  See additional discussion regarding the strategic direction of the Company in the “Merger of the Company” section of this Item 2.

In accordance with GAAP, deposits received in connection with annuity contracts and premiums received for universal life (“UL”) insurance policies are reflected in the condensed consolidated financial statements as increases in liabilities for contractholder deposit funds and not as revenues. Earned insurance charges assessed against these deposits are reported as revenue.  For the three months ended March 31, 2008 and 2007, annuity deposits and UL premiums totaled $5.6 million and $6.0 million, respectively.

Index

The decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business. Although the Company has now ceased the sales of all of its products, management had already previously de-emphasized the sale of annuity and UL products since 2004 due primarily to the interest-rate environment and certain design features of FIC’s annuity products. Most of the Company’s marketing efforts had been focused on the sale of traditional life insurance products, such as mortgage protection term insurance and final expense whole life insurance. Liabilities for contractholder funds have declined from $424.9 million at December 31, 2007 to $415.6 million at March 31, 2008.

Earned insurance charges totaled $7.3 million for the first three months of 2008, compared to $7.7 million for the same period of 2007.  These revenues primarily consist of UL cost of insurance charges, but also include policy surrender charges, and policy administration charges.  The decrease in earned insurance charges from 2007 to 2008 is primarily due to reduced UL cost of insurance charges resulting from the net run-off of business.  As previously described, the Company is no longer marketing its annuity or universal life products.

Net investment income for the first three months of 2008 was $7.7 million as compared to $8.5 million for the same period of 2007. The lower net investment income in 2008 versus 2007 was primarily attributable to a decrease in invested assets related to general run-off of business, combined with a decrease in investment yields and dividend income.  Market interest rates declined significantly since year-end 2007, particularly short-term rates.  With volatility in the credit markets caused largely by the subprime mortgage crisis, the Company also maintained higher levels of short-term investments and cash equivalents.  This impacted the Company’s overall yield during the first quarter of 2008.  However, because of the credit quality of the Company’s investment securities portfolio, the Company has not incurred any realized losses or other than temporary impairment issues as a result of the deterioration in the subprime mortgage market.

Dividend income earned on the Company’s investments in equity securities also decreased slightly.  Dividend income earned on the equity securities totaled $896,000 for the first three months of 2008 as compared to $970,000 for the comparable 2007 period.

Net realized investment gains were $32,000 in the first three months of 2008, as compared to $12,000 of net realized losses in the first three months of 2007.  The investment gains and losses were related to sales of fixed income securities.

Other revenues totaled $1.1 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. The main decrease in other revenues comparing 2008 to 2007 is due to fees earned for services performed under an administrative services agreement with Family Life.  Family Life entered into an administrative services agreement with the Company for a three month period following the sale of Family Life on December 29, 2006.  Pursuant to the agreement, the Company provided administrative services for Family Life through March 31, 2007, at which time Manhattan Life assumed all responsibilities for administering the Family Life business.  The Company earned fees totaling $807,000 in the first quarter of 2007 for services performed for Family Life in accordance with the agreement.

Benefits and Expenses

Policyholder benefits and expenses, which consist primarily of death benefit claims, were $8.0 and $8.3 million in the first three months of 2008 and 2007, respectively.  Death claims were relatively consistent between quarters.  Additionally, traditional premium revenues, which impact the levels of traditional policy reserve expenses, were substantially the same in the first quarter of 2008 as compared to the same 2007 period.

Interest expense on contractholder deposit funds represents interest paid or credited to contractholders on cash values accumulated in their universal life insurance and annuity accounts. Interest expense totaled $4.2 million in the first three months of 2008, as compared to $4.4 million in the same period of the year 2007.  As discussed previously, the decline in UL premiums and annuity deposits reflects the net run-off of business from the Company’s existing book of business, and consequently the decrease in interest expense in 2008 is primarily attributable to this overall reduction in the level of contractholder deposit funds.

The level of market interest rates can affect the interest spread which is the difference in the Company’s investment portfolio rate and the interest rates credited on policyholder contracts for universal life insurance and annuities. The Company responded to lower market rates in 2004 and 2005 by lowering many of the credited rates on its policies in these periods. However, universal life insurance and annuity policies have contractual minimum guaranteed rates and credited rates cannot be lower than such minimums. Because many of the Company’s policies have minimum guaranteed rates of 4.0%, the market interest rate environment in prior periods put pressure on the Company’s interest spread. While market rate increases subsequent to 2005 have improved the Company’s interest spread, overall market rates remain relatively low and have been volatile in recent periods.  As a result, the Company has primarily maintained credited rates at minimum guaranteed levels.

Index

Amortization of deferred policy acquisition costs (DAC) for the first three months of 2008 was $232,000, as compared to $469,000 for the same period in 2007.  These expenses represent the amortization of the costs of producing new business, which consists primarily of agents’ commissions and certain policy issuance and underwriting costs.  For traditional life insurance business, DAC is amortized over the estimated premium-paying period of the policies in proportion to annual premium revenue. For interest sensitive products, these costs are amortized in relation to the estimated annual gross profits of the policies. The level of policy lapses and surrenders can also have a significant impact on the amount of amortization in any reporting period. The decrease in amortization in 2008 from the comparable 2007 period was impacted by the reduced sales of policies by Investors Life and the amortization relating to the DAC capitalized on these sales.

Present value of future profits of acquired business (PVFP) is amortized in a similar manner as DAC, as previously described, for acquired traditional and interest sensitive business. Amortization of PVFP totaled $150,000 and $279,000 for the three months ended March 31, 2008 and 2007, respectively. The amortization is consistent with the run-off of the acquired blocks of business.

Operating expenses for the first three months of 2008 were $5.9 million, as compared to $6.2 million in the first three months of 2007. The Company has implemented cost reduction measures in every year since 2004, and this continues to be a critical focus for the Company.  Audit, actuarial, accounting and other consulting and legal expenses continued to represent a significant component of operating expenses as the Company completed its delinquent SEC filings with the filing of Form 10-Q for the period ended March 31, 2007.  The aggregate of these fees totaled $2.0 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively. As the Company is now current with its SEC filing requirements, the Company is experiencing reductions in these audit, actuarial, accounting and consulting expenses.

Interest expense was $329,000 and $361,000 for the three months ended March 31, 2008 and 2007, respectively.  The interest expense relates to debt service on $15 million aggregate principal amount of floating rate Senior Notes due 2033 (the “Senior Notes”).  The Senior Notes bear interest quarterly at the three-month LIBOR rate plus 4.2%. The lower interest expense in 2008 is a direct result of the decrease in the LIBOR rate. Interest expense for the three months ended March 31, 2008 and 2007 reflects an average annual interest rate of approximately 8.8% and 9.6%, respectively.

Taxes

The provision for income taxes of $108,000  reflects an effective tax rate of -15.4% for the three months ended March 31, 2008.  The provision for federal income taxes of $104,000 reflects an effective tax rate of 16.1% for the three months ended March 31, 2007. The primary reason for the deviation from the expected statutory tax rate of 34% for the Company is due to changes in the valuation allowance for deferred tax assets generated by its non-life insurance entities. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in prior periods. If future taxable income is not expected, the Company establishes a valuation allowance, when based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily comprised of net operating losses of FIC and its non-life insurance subsidiaries.

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

Index

At the holding company level, FIC’s principal current ongoing liquidity demands relate to debt service on $15 million of senior notes that it issued in May 2003.  These notes require quarterly interest payments at a variable interest rate of the three-month LIBOR rate plus 4.2% (which yielded an average rate of approximately 8.8% for the first three months of  2008). The principal amount of the notes must be repaid in a single payment in 2033.

In addition to debt service, the holding company must pay its expenses in connection with Board of Directors fees, insurance costs, corporate overhead, certain audit and accounting fees, and legal and consulting expenses as incurred. The holding company has not paid any dividends to its shareholders since 2003, and management does not anticipate the payment of such dividends in the near future.

The ability of Investors Life to pay dividends to FIC and meet these holding-company liquidity demands is subject to restrictions set forth in the insurance laws and regulations of Texas, its domiciliary state. Texas limits how and when Investors Life can pay such dividends by (a) including the “greater of” standard for payment of dividends to shareholders and (b) requiring that prior notification of a proposed dividend be given to the Texas Department of Insurance. Under the “greater of” standard, an insurer may pay a dividend in an amount equal to the greater of: (i) 10% of the policyholder surplus or (ii) the insurer’s statutory net gain from operations for the previous year. Pursuant to statutory limitations, the maximum dividend payment which could be made in 2008, without prior approval by the Texas Department of Insurance, is $4.1 million. Investors Life did not make any dividend payments to its parent company in 2007, or for the three month period ended March 31, 2008.

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

A primary liquidity consideration with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Deposit fund liabilities for universal life and annuity products as of March 31, 2008 were $415.6 million, compared to $424.9 million at December 31, 2007. Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because life insurance policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. At March 31, 2008, the bulk of the liabilities for contractholder deposit funds on FIC’s condensed consolidated balance sheet, $296.8 million, represented insurance products, as compared to $118.8 million of annuity product liabilities.

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

Index

Cash and cash equivalents at March 31, 2008 were $35.3 million compared to $49.4 million at December 31, 2007. The $14.1 million decrease in cash and cash equivalents at March 31, 2008 from December 31, 2007 was due primarily to cash flows used in financing activities and to decreases in other liabilities.

Net cash used in operating activities was $4.4 million for the three month period ended March 31, 2008, compared to $8.2 million used in operating activities for the same period of 2007. The predominant reasons for the net cash used in operating activities for the first quarter of 2008 were decreases in other liabilities and net loss for the period.

Net cash provided by investing activities was $2.2 million for the three month period ended March 31, 2008, compared to net cash provided by investing activities totaling $20.3 million for the same period of 2007. The significant decrease in cash provided by investing activities was due to lower levels of sales and maturities of fixed maturity securities in 2008 totaling $37.3 million versus $41.4 million for the comparable 2007 period.  Additionally, purchases of fixed maturity securities totaled $12.9 million in 2008 compared to $29.0 million in 2007.  The most significant difference relates to the Company’s increase in its short-term investments in response to volatile market conditions, as previously described.  Net purchases of short-term investments totaled $22.9 million in 2008 compared to net sales of $7.5 million in 2007.

Net cash used in financing activities was $12.0 million in the first three months of 2008, compared to $7.7 million in the first three months of 2007. The components of the Company’s financing activities are contractholder fund deposits and withdrawals for annuity and universal life insurance policies.  For the three months ended March 31, 2008 and 2007, contractholder fund withdrawals exceeded deposits resulting in the net cash used in financing activities. While contractholder fund deposits totaled $5.6 million, contractholder fund withdrawals were $17.6 million in the first three months of 2008. The increased net withdrawals in 2008 compared to 2007 is primarily due to an increase in withdrawals of $3.9 million for the same period.

In light of the information and considerations outlined above, management believes at this time that the liquidity of FIC and its subsidiaries is sufficient to meet the needs of its business, including its debt service requirements, for the foreseeable future.

Financial Condition

During the three months ended March 31, 2008, the equity of the shareholders of the Company (that is, the excess of the Company’s assets over its liabilities) decreased by $1.4 million.  Changes resulting in the decrease to shareholders’ equity are detailed as follows:

•	Net loss for the period of $813,000.

•	Increase of $59,000 in additional paid-in capital related to stock-based compensation as described in Note 8 to the accompanying condensed consolidated financial statements.

•	Net increase in accumulated other comprehensive loss of $635,000 for items as detailed below:

o	Decrease in net unrealized losses on fixed maturities available for sale of $723,000.

o	Decrease in appreciation of investments in equity securities of $1,381,000.

o	Decrease in pension liability of $23,000.

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

Index

Over the past several years, the Company has decreased its investment in mortgage-backed securities (including asset-backed securities) significantly.  Expressed as a percentage of its total investment in fixed maturities, these ratios were 21.8% and 22.7% at December 31, 2007 and March 31, 2008 respectively, compared to a ratio of 35.8% at December 31, 2004.  Such securities are sensitive to changes in prevailing interest rates, since interest rate levels affect the rate at which the underlying mortgage obligations are repaid.  FIC’s insurance subsidiary has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class (“PAC”), target amortization class (“TAC”) instruments and scheduled bonds.  These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches (“support classes”) of the CMO.

The Company’s investment portfolio does not have significant exposure to the subprime mortgage market.  The portfolio holds $3.7 million par value of home-equity loan asset-backed securities.  The securities have Standard & Poor’s ratings of AAA, were purchased in early 2003, and are comprised of loans originated in 2002.  The performance of the underlying collateral, pools of fixed-rate mortgage loans, has been satisfactory and the loans have paid down to under 50% of original par value. As of March 31, 2008 the aggregate unrealized loss on these bonds is approximately $134,000.

During the first three months of 2008, net unrealized losses on fixed maturities available for sale decreased $3.0 million, prior to the effects of DAC and deferred taxes.  The decrease in unrealized losses was primarily related to decreases in market interest rates.  The Company’s general investment philosophy is to hold fixed maturities for long-term investment.  Accordingly, the Company has the ability and intent to hold securities to maturity or until they recover in value.  The Company does not currently anticipate the need to sell securities in unrealized loss positions for liquidity purposes.

FIC’s equity securities consist primarily of its investment in the investment funds underlying the separate accounts business of Investors Life.  As of March 31, 2008, the market value of FIC’s equity securities was $8,376,000, compared to $9,573,000 at December 31, 2007. The Company also received dividend income totaling $896,000 in the first three months of 2008 related to these equity investments.  The decrease in value was largely related and consistent with the overall decline in the stock market during the first quarter of 2008.

Investors Life had $319.8 million of separate account assets as of March 31, 2008 (not including the value of the Company’s own investment in one of the accounts), as compared to $338.7 million at the end of 2007. These assets include (a) two variable annuity separate accounts that permit contractholders to allocate their contract values among a selection of third-party mutual funds and (b) assets held in custodian accounts in connection with investment annuity contracts. Effective June 1, 2006, Investors Life recaptured the previously reinsured investment annuity business with Symetra Life resulting in the retention of 100% of this business. However, as this is a closed block of business, the revenues are expected to decrease as the policies in force decline. Investors Life is not marketing new separate account annuity contracts. Previously, the investment annuity business was reinsured with Symetra Life Insurance Company (formerly Safeco Life Insurance Company), a third-party reinsurer, on a 90%/10% coinsurance basis, with Investors Life retaining 10% of such business.

Liabilities

The Company’s insurance-related liabilities (future policy benefits and contractholder deposit funds) were $530.3 million at March 31, 2008, compared to $539.8 million at December 31, 2007. The decrease in these insurance-related liabilities reflects the business run-off as previously described.

Other liabilities, which totaled $12.4 million at March 31, 2008, compared to $19.2 million at December 31, 2007, consist primarily of accrued expenses, policyholder suspense liabilities, pension plan liabilities, amounts due on unsettled security transactions, and amounts held as agent or trustee. The decrease in other liabilities in the first quarter of 2008 is primarily due to a reduction in amounts held as agent or trustee.

Capital Adequacy

Financial intermediaries such as FIC depend on their equity capital to absorb short-term fluctuations in asset and liability values in their financial structures. They also count on equity capital to support the growth of the business. One measure of the strength of a financial holding company such as FIC is the simple ratio of its shareholders’ equity to its total assets. For FIC this ratio was  6.9% at March 31, 2008, compared to 6.8% at December 31, 2007. The inclusion of separate account assets (which are not relevant for this purpose) reduced the ratio of shareholders’ equity to total assets by 3.5% and 3.6% at March 31, 2008 and December 31, 2007, respectively. Management believes that its current equity capital is sufficient to meet the Company’s current liabilities.

Index

Insurance companies are subject to regulation under state law. Among other requirements, these state laws and regulations impose capital adequacy requirements on insurance companies. Using a calculation that takes into account the quality, liquidity, maturities, and amounts of its assets and liabilities, each insurance company is required to calculate its “risk-based capital” (or “RBC”). Total adjusted capital must exceed 200% of the authorized control level RBC to avoid supervisory activity by the insurance regulators. As of December 31, 2007, the total adjusted capital of Investors Life was approximately 536% of its authorized control level risk-based capital.

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

Interest-Rate Risk

The Company manages the interest-rate risk inherent in its fixed maturity assets relative to the interest-rate risk inherent in its liabilities. Generally, we manage interest-rate risk based on the application of a commonly used model.  The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.  For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments included in the Company’s condensed consolidated balance sheets is estimated to be $30.0 million at March 31, 2008 and $31.2 million at December 31, 2007. For purposes of the foregoing estimate, fixed maturity investments were taken into account. The fair value of such assets was $477.8 million at March 31, 2008 and $499.3 million at December 31, 2007.

The fixed income investments of the Company include certain mortgage-backed securities (excluding asset-backed securities). The market value of such securities was $100.9  million at March 31, 2008 and $101.0 million at December 31, 2007.  Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair value related to such mortgage-backed securities is estimated to be $8.9 million at March 31, 2008 and $9.0 million at December 31, 2007.

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

Management has completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This evaluation has allowed management to make conclusions, as set forth below, regarding the state of the Company's disclosure controls and procedures as of March 31, 2008.  Based on its evaluation, FIC's Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, FIC's disclosure controls and procedures were effective.

Management has assessed our internal control over financial reporting as of December 31, 2007, the end of our most recent fiscal year. Management based its assessment on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in performing its assessment of internal control over financial reporting, management determined that there were no material weaknesses with the Company's internal controls.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Manhattan Life Insurance Company and Family Life Insurance Company v. Family Life Corporation, Investors Life Insurance Company of North America and FIC Insurance Services, L.P.

By a Stock Purchase Agreement dated as of December 8, 2006, the Company’s subsidiary Family Life Corporation (“FLC”) sold the outstanding shares of common stock of Family Life Insurance Company (“FLIC”) to The Manhattan Life Insurance Company (“Manhattan”).  Concurrently, FIC Insurance Services, L.P. (“FICIS”) and FLIC executed an Administrative Services Agreement under the terms of which FICIS agreed to provide certain administrative and management services to FLIC for a period of time following the stock sale.  On April 17, 2007, Manhattan and FLIC filed suit against FLC, Investors Life Insurance Company of North America, and FICIS in the 215th Judicial District Court of Harris County, Texas.  The suit claims that FLC has breached certain provisions of the Stock Purchase Agreement by competing with FLIC and accepting insurance from active accounts of FLIC; that FICIS has breached the Administrative Services Agreement and fiduciary duties supposedly owed to FLIC; and that all defendants have tortiously interfered with existing and prospective contracts. The suit seeks unspecified actual and exemplary damages and attorneys’ fees.  The Company has filed a counterclaim for amounts due and owing by FLIC for services performed pursuant to the Administrative Services Agreement.  The Company intends to vigorously defend the suit and prosecute the counterclaim.  The parties are currently engaging in discovery.  The trial is currently set for September 22, 2008. See note 4 in the accompanying consolidated financial statements regarding the sale of Family Life Insurance Company.

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

Index

Equita Financial and Insurance Services of Texas, Inc. and M&W Insurance Services, Inc. v. Financial Industries Corporation

In June of 2003, the Company and its subsidiaries entered into a number of related agreements with (among others) Equita Financial and Insurance Services of Texas, Inc. (“Equita”) and M&W Insurance Services, Inc. (“M&W”).  In their original and First Amended Petitions filed in Travis County, Texas, Equita and M&W alleged that the Company had failed to comply with obligations owed to Equita and M&W under certain of those agreements, and, further, that the Company’s conduct constitutes statutory and common-law fraud, negligent misrepresentation, and violations of the Texas Securities Act.  Equita and M&W sought rescission of their $3 million purchase of Company stock from the Company’s founder and former Chairman, as well as unspecified additional damages.  The Company’s subsidiaries, Investors Life and Family Life, filed a Petition in Intervention asserting that Equita has failed to comply with obligations owed to Investors Life and Family Life.

The Company reached a settlement with Equita and M&W and, together with Investors Life, was dismissed from the suit on November 1, 2007. As part of the settlement the Company paid Equita $250,000 on October 25, 2007. The settlement was reflected as an operating expense in the Company’s 2007 second quarter condensed consolidated statement of operations. The suit remains pending, however, against Family Life, an entity no longer owned by the Company.  As part of this settlement, the Company agreed to indemnify Equita and M&W for certain sums incurred after November 1, 2007 as part of the litigation with Family Life. No such amounts have been incurred through March 31, 2008.

Other Litigation

FIC and its insurance subsidiaries are regularly involved in litigation, both as a defendant and as a plaintiff.  The litigation naming the insurance subsidiaries as a defendant ordinarily involves our activities as a provider of insurance products.  Management does not believe that any of this other litigation, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

ITEM 1A.  RISK FACTORS

As of March 31, 2008, there have been no material changes to risk factors as previously disclosed in the Company’s 2007 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2008.

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

FINANCIAL INDUSTRIES CORPORATION
(Registrant)

Date: May 12, 2008	By: /s/ William B. Prouty
William B. Prouty
Chief Executive Officer

Date: May 12, 2008	By: /s/ Vincent L. Kasch
Vincent L. Kasch
Chief Financial Officer
(Principal Accounting and Financial Officer)